Form 10-Q
period 2018-06-30
Bloom Energy Corp
filed 2018-09-07
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the quarterly period ended: June 30, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ____________to ____________

Commission File Number 001-38598
___________________________________________
BLOOM ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)
___________________________________________

Delaware	77-0565408
(Sate or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1299 Orleans Drive, Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

(408) 543-1500
(Registrant’s telephone number, including area code)
___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☑      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock as of August 31, 2018 is as follows:
Class A Common Stock $0.00001 par value 20,783,292 shares
Class B Common Stock $0.00001 par value 88,443,586 shares

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS
Bloom Energy Corporation
Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents ($9,691 and $9,549, respectively)	$91,596	$103,828
Restricted cash ($4,735 and $7,969, respectively)	25,860	44,387
Short-term investments	15,703	26,816
Accounts receivable ($7,293 and $7,680, respectively)	36,804	30,317
Inventories, net	136,433	90,260
Deferred cost of revenue	55,476	92,488
Customer financing receivable ($5,398 and $5,209, respectively)	5,398	5,209
Prepaid expense and other current assets ($1,802 and $6,365, respectively)	23,003	26,676
Total current assets	390,273	419,981
Property, plant and equipment, net ($414,684 and $430,464, respectively)	477,765	497,789
Customer financing receivable, non-current ($69,963 and $72,677, respectively)	69,963	72,677
Restricted cash ($27,604 and $26,748, respectively)	32,416	32,397
Deferred cost of revenue, non-current	148,934	160,683
Other long-term assets ($4,423 and $3,767, respectively)	38,386	37,460
Total assets	$1,157,737	$1,220,987
Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable ($482 and $520, respectively)	$53,798	$48,582
Accrued warranty	14,928	16,811
Accrued other current liabilities ($1,569 and $2,378, respectively)	54,832	67,649
Deferred revenue and customer deposits ($786 and $786, respectively)	94,582	118,106
Current portion of debt ($19,655 and $17,057, respectively)	28,376	18,747
Current portion of debt from related parties ($1,630 and $1,389, respectively)	1,630	1,389
Total current liabilities	248,146	271,284
Preferred stock warrant liabilities	2,369	9,825
Derivative liabilities ($2,528 and $5,060, respectively)	188,199	156,552
Deferred revenue and customer deposits ($9,092 and $9,482, respectively)	301,550	309,843
Long-term portion of debt ($333,102 and $342,050, respectively)	822,982	815,555
Long-term portion of debt from related parties ($39,671 and $35,551, respectively)	107,141	105,650
Other long-term liabilities ($1,514 and $1,226, respectively)	52,153	52,915
Total liabilities	1,722,540	1,721,624
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	54,940	58,154
Convertible redeemable preferred stock: 80,461,609 shares authorized at June 30, 2018 and December 31, 2017; 71,740,162 shares issued and outstanding at June 30, 2018 and December 31, 2017. Aggregate liquidation preference of $1,441,757,000 at June 30, 2018 and December 31, 2017.	1,465,841	1,465,841
Stockholders’ deficit
Common stock: $0.0001 par value; 113,333,333 shares authorized at June 30, 2018 and December 31, 2017; 10,570,841 and 10,353,269 shares issued and outstanding at June 30, 2018 and December 31, 2017.	1	1
Additional paid-in capital	166,805	150,804
Accumulated other comprehensive income (loss)	217	(162)
Accumulated deficit	(2,394,040)	(2,330,647)
Total stockholders’ deficit	(2,227,017)	(2,180,004)
Noncontrolling interest	141,433	155,372
Total deficit	(2,030,644)	(1,966,478)
Total liabilities, convertible redeemable preferred stock and deficit	$1,157,737	$1,220,987
Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to the variable interest entities.

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue
Product	$108,654	$39,935	$229,961	$67,600
Installation	26,245	14,354	40,363	26,647
Service	19,975	18,875	39,882	37,466
Electricity	14,007	13,619	28,036	27,267
Total revenue	168,881	86,783	338,242	158,980
Cost of revenue
Product	70,802	47,545	151,157	86,400
Installation	37,099	14,855	47,537	28,301
Service	19,260	21,308	43,513	39,526
Electricity	8,949	8,881	19,598	19,757
Total cost of revenue	136,110	92,589	261,805	173,984
Gross profit (loss)	32,771	(5,806)	76,437	(15,004)
Operating expenses
Research and development	14,413	12,368	29,144	23,591
Sales and marketing	8,254	8,663	16,516	16,508
General and administrative	15,359	14,325	30,347	27,204
Total operating expenses	38,026	35,356	76,007	67,303
Profit (loss) from operations	(5,255)	(41,162)	430	(82,307)
Interest expense	(26,167)	(25,554)	(49,204)	(49,917)
Other income (expense), net	559	14	(70)	133
Loss on revaluation of warrant liabilities and embedded derivatives	(19,197)	(668)	(23,231)	(453)
Net loss before income taxes	(50,060)	(67,370)	(72,075)	(132,544)
Income tax provision	128	228	461	442
Net loss	(50,188)	(67,598)	(72,536)	(132,986)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(4,512)	(4,123)	(9,143)	(9,979)
Net loss attributable to common shareholders	$(45,677)	$(63,475)	$(63,393)	$(123,007)
Net loss per share attributable to common stockholders, basic and diluted	$(4.34)	$(6.22)	$(6.05)	$(12.09)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	10,536	10,209	10,470	10,176
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss attributable to common stockholders	$(45,677)	$(63,475)	$(63,393)	$(123,007)
Other comprehensive gain (loss), net of taxes
Unrealized gain on available-for-sale securities	100	—	91	—
Change in effective portion of interest rate swap	986	(923)	3,853	(304)
Other comprehensive gain (loss)	1,086	(923)	3,944	(304)
Comprehensive loss	(44,591)	(64,398)	(59,449)	(123,311)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(984)	882	(3,563)	381
Comprehensive loss attributable to common stockholders	$(45,575)	$(63,516)	$(63,012)	$(122,930)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss attributable to common stockholders	$(63,393)	$(123,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to noncontrolling and redeemable noncontrolling interests	(9,143)	(9,979)
Depreciation	21,554	23,612
Write off of property, plant and equipment, net	661	5
Revaluation of derivative contracts	28,611	(1,278)
Stock-based compensation	15,773	14,663
Loss on long-term REC purchase contract	100	48
Revaluation of preferred stock warrants	(7,456)	237
Common stock warrant valuation	(166)	—
Amortization of interest expense from preferred stock warrants	520	533
Amortization of debt issuance cost	1,938	1,325
Amortization of debt discount from embedded derivatives	11,962	20,634
Changes in operating assets and liabilities:
Accounts receivable	(6,486)	(5,272)
Inventories, net	(46,172)	(17,612)
Deferred cost of revenue	48,760	(34,936)
Customer financing receivable and others	2,439	2,953
Prepaid expenses and other current assets	4,544	(940)
Other long-term assets	15	2,450
Accounts payable	5,217	(13,331)
Accrued warranty	(1,883)	(6,591)
Accrued other current liabilities	(12,815)	6,094
Deferred revenue and customer deposits	(31,817)	35,896
Other long-term liabilities	18,652	24,921
Net cash used in operating activities	(18,585)	(79,575)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,595)	(2,265)
Purchase of marketable securities	(15,732)	—
Maturities of marketable securities	27,000	—
Net cash provided by (used in) investing activities	9,673	(2,265)
Cash flows from financing activities:
Borrowings from issuance of debt	—	100,000
Repayment of debt	(9,201)	(11,945)
Repayment of debt to related parties	(627)	(409)
Debt issuance costs	—	(6,108)
Proceeds from noncontrolling and redeemable noncontrolling interests	—	13,652
Distributions to noncontrolling and redeemable noncontrolling interests	(11,582)	(17,728)
Proceeds from issuance of common stock	742	227
Payments of initial public offering issuance costs	(1,160)	(533)
Net cash provided by (used in) financing activities	(21,828)	77,156
Net decrease in cash, cash equivalents, and restricted cash	(30,740)	(4,684)
Cash, cash equivalents, and restricted cash:
Beginning of period	180,612	217,915
End of period	$149,872	$213,231
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,540	$11,318
Cash paid during the period for taxes	$625	$121
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	$512	$145
Liabilities recorded for intangible assets	$169	—
Issuance of common stock	—	$1,816
Issuance of restricted stock	$532	—
Accrued distributions to Equity Investors	$566	$567
Accrued interest and issuance for notes	$16,920	$13,913
Accrued interest and issuance for notes to related parties	$1,195	$2,071
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)
1. Nature of Business and Liquidity
Nature of Business
Bloom Energy Corporation (together with its subsidiaries, the Company or Bloom Energy) designs, manufactures and sells solid-oxide fuel cell systems, or Energy Servers, for on-site power generation. The Company’s Energy Servers utilize an innovative fuel cell technology. The Energy Servers provide efficient energy generation with reduced operating costs and lower greenhouse gas emissions. By generating power where it is consumed, the systems offer increased electrical reliability and improved energy security while providing a path to energy independence. The Company was originally incorporated in Delaware under the name of Ion America Corporation on January 18, 2001 and was renamed on September 16, 2006 to Bloom Energy Corporation. To date, substantially all of the Company’s revenue has been derived from customers based in the United States.
Liquidity
The Company incurred operating losses and negative cash flows from operations since its inception. The Company’s ability to achieve its long-term business objectives is dependent upon, among other things, raising additional capital, the acceptance of its products and attaining future profitability. Management believes that the Company will be successful in raising additional financing from its stockholders, or from other sources, in expanding operations and in gaining market share. In fact, in July 2018 and subsequent to the date of the financial statements included in this Quarterly Report on Form 10-Q, the Company successfully completed an initial public stock offering (IPO) with the sale of 20,700,000 shares of Class A common stock at a price of $15 per share, resulting in net cash proceeds of $284.3 million net of underwriting discounts, commissions and estimated offering costs. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all.
2. Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Consolidated Financial Statements
The consolidated balance sheets as of June 30, 2018, the consolidated statements of operations and the consolidated statements of comprehensive loss for the three and six months ended June 30, 2018, and 2017, the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the consolidated statements of convertible redeemable preferred stock and stockholders' deficit as of June 30, 2018, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2017 and the consolidated statements of convertible redeemable preferred stock and stockholders' deficit as of December 31, 2017 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company's Form S-1 filed with the Securities and Exchange Commission which was declared effective on July 24, 2018.
The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.
Principles of Consolidation
These consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for its variable interest entities, which the Company refers to as power purchase agreement entities (PPA Entities). This approach focuses on determining whether the Company has the power to direct the activities of the PPA Entities that most significantly affect the PPA Entities’ economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational PPA Entities. The Company evaluates its relationships with the PPA Entities on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 12 - Power Purchase Agreement Programs.

Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates include assumptions used to compute the best estimate of selling-prices (BESP), the fair value of lease and non-lease components such as estimated output, efficiency and residual value of the Energy Servers, estimates for inventory write-downs, estimates for future cash flows and the economic useful lives of property, plant and equipment, the valuation of other long-term assets, the valuation of certain accrued liabilities such as derivative valuations, estimates for accrued warranty and extended maintenance and estimates for recapture of U.S. Treasury grants and similar grants, income taxes and deferred tax asset valuation allowances, warrant liabilities, stock-based compensation costs and the allocation of profit and losses to the noncontrolling interests. Actual results could differ materially from these estimates under different assumptions and conditions.
Reverse Stock Split
The Company decreased the total number of outstanding shares with a 2-for-3 reverse stock split effective July 7, 2018 and subsequent to the date of these financial statements. All current and past period amounts stated herein and in the Quarterly Report on Form 10-Q attached hereto have given effect to the reverse stock split.
Revenue Recognition
The Company primarily earns revenue from the sale and installation of its Energy Servers both to direct and to lease customers, by providing services under its operations and maintenance services contracts and by selling electricity to customers under power purchase agreements. The Company offers its customers several ways to finance their purchase of a Bloom Energy Server. Customers may choose to purchase the Company’s Energy Servers outright. Customers may also lease the Company’s Energy Servers through one of the Company’s financing partners via the Company’s managed services program or as a traditional lease. Finally, customers may purchase electricity through the Company’s Power Purchase Agreement Programs.
Direct Sales - To date, the Company has never sold an Energy Server without a maintenance service agreement, or vice-versa, nor does it have plans to do so in the near future. As a result, the Company recognizes revenue from contracts with customers for the sales of products and services included within these contracts in accordance with ASC 605-25, Revenue Recognition for Multiple-Element Arrangements.
Revenue from the sale and installation of Energy Servers to direct customers is recognized when all of the following criteria are met:

•	Persuasive Evidence of an Arrangement Exists. The Company relies upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.

•
Delivery and Acceptance has Occurred. The Company uses shipping documents and confirmation from the Company’s installations team that the deployed systems are running at full power, as defined in each contract, to verify delivery and acceptance.

•	The Fee is Fixed or Determinable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. The Company assesses collectability based on the customer’s credit analysis and payment history.
Most of the Company’s arrangements are multiple-element arrangements with a combination of Energy Servers, installation and maintenance services. Products, including installation, and services generally qualify as separate units of accounting. For multiple-element arrangements, the Company allocates revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence (VSOE) of selling price, if available; third-party evidence (TPE) of selling price, if VSOE of selling price is not available; or best estimate of selling price (BESP), if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or upon meeting any specified performance conditions.
The Company has not been able to obtain reliable evidence of the selling price of the standalone Energy Server. Given that the Company has never sold an Energy Server without a maintenance service agreement, and vice-versa, the Company has no evidence of selling prices for either and virtually no customers have elected to cancel their maintenance agreements while continuing to operate the Energy Servers. The Company’s objective is to determine the price at which it would transact business if the items were being sold separately. As a result, the Company estimates its selling price driven primarily by its expected margin on both the Energy Server and maintenance service agreement based on their respective costs or, in the case of maintenance service agreements, the estimated costs to be incurred during the service period.
Costs for Energy Servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). The Company then applies a margin to the Energy Servers to determine the selling price to be used in its BESP model. Costs for maintenance service arrangements are estimated over the life of the maintenance contracts and include estimated future service costs and future product costs. Product costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. After considering the total service costs, the Company applies a slightly lower margin to its service costs than to its Energy Servers because this best reflects the Company’s long-term service margin expectations.
As the Company’s business offerings and eligibility for the ITC evolve over time, the Company may be required to modify its estimated selling prices in subsequent periods and the Company’s revenue could be adversely affected.
The Company does not offer extended payment terms or rights of return for its products. Upon shipment of the product, the Company defers the product’s revenue until the acceptance criteria have been met. Such amounts are recorded within deferred revenue in the consolidated balance sheets. The related cost of such product is also deferred as a component of deferred cost in the consolidated balance sheets until customer acceptance. Prior to shipment of the product, any prepayment made by the customer is recorded as customer deposits. Customer deposits were $21.3 million and $10.2 million as of June 30, 2018 and December 31, 2017, respectively, and were included in deferred revenue and customer deposits in the consolidated balance sheets.
Traditional Leases - Under this financing option, the Company sells its Energy Servers through a direct sale to a financing partner who, in turn, leases the Energy Servers to the customer under a lease agreement between the customer and the financing partner. In addition, the Company contracts with the customer to provide extended maintenance services from the end of the standard one-year warranty period until the remaining duration of the lease term.
Payments received are recorded within deferred revenue in the consolidated balance sheets until the acceptance criteria as defined within the customer contract are met. The related cost of such product is also deferred as a component of deferred cost in the consolidated balance sheets, until acceptance.
The Company also sells extended maintenance services to its customers that effectively extend the standard warranty coverage. Payments from customers for the extended maintenance contracts are received at the beginning of each service year. Accordingly, the customer payment received is recorded as deferred revenue, and revenue is recognized ratably over the extended maintenance contract.
As discussed within the Direct Sales section above, the Company’s arrangements with its traditional lease customers are multiple-element arrangements as they include a combination of Energy Servers, installation and extended maintenance services. Accordingly, the Company recognizes revenue from contracts with customers for the sales of products and services included within these contracts in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.
Extended Maintenance Services - The Company typically provides to its direct sales customers a standard one-year warranty against manufacturing or performance defects. The Company also sells to these customers extended maintenance services that effectively extend the standard one-year warranty coverage at the customer’s option. These customers generally have an option to renew or cancel the extended maintenance services on an annual basis. Revenue is recognized from extended maintenance services ratably over the term of the service (or annual renewal period) using the estimates of value, as discussed above.
Sale-Leaseback (Managed Services) - The Company is a party to master lease agreements that provide for the sale of Energy Servers to third-parties and the simultaneous leaseback of the systems, which the Company then subleases to its customers. In sale-leaseback sublease arrangements (also referred to as managed services), the Company first determines whether the Energy Servers under the sale-leaseback arrangement are “integral equipment.” An Energy Server is determined to be integral equipment when the cost to remove the system from its existing location, including the shipping costs of the Energy Server at the new site including any diminution in fair value, exceeds 10% of the fair value of the Energy Server at the time of its original installation. As the Energy Servers are determined not to be integral equipment, the Company determines if the leaseback is classified as a capital lease or an operating lease.
The Company’s managed services arrangements are classified as operating leases. As operating leases, the Company recognizes a portion of the net revenue, net of any commitments made to the customer to cover liabilities associated with insurance, property taxes and/or incentives recorded as managed service liabilities, and the associated cost of sale and then defers the portion of net revenue and cost of sale that represents the gross profit that is equal to the present value of the future minimum lease payments over the master leaseback term. For both capital and operating leasebacks, the Company records the net deferred gross profit in its consolidated balance sheet as deferred income and amortizes the deferred income over the leaseback term as a reduction to the leaseback rental expense included in operating leases.
In connection with the Company’s common stock award agreement with a managed services customer, the share issuances are recorded as a reduction of product revenue when the installation milestones are achieved and are recorded as additional paid-in capital when the shares are issued.
Revenue Recognized from Power Purchase Agreement Programs (See Note 12)
In 2010, the Company began offering its Energy Servers through its Bloom Electrons financing program. This program is financed via special purpose Investment Company and Operating Company, referred to as a PPA Entity, and are owned partly by the Company and partly by third-party investors. The investors contribute cash to the PPA Entity in exchange for their equity interest, which then allows the PPA Entity to purchase the Energy Server from the Company. The cash contributions are classified as short-term or long-term restricted cash according to the terms of each power purchase agreement (PPA). As the Company identifies end customers, the PPA Entity enters into a PPA with the end customer pursuant to which the customer agrees to purchase the power generated by the Energy Server at a specified rate per kilowatt hour for a specified term, which can range from 10 to 21 years. The PPA Entity typically enters into a maintenance services agreement with the Company following the first year of service to extend the warranty service and performance guarantees. This intercompany arrangement is eliminated in consolidation. Those power purchase agreements that qualify as leases are classified as either sales-type leases or operating leases and those that do not qualify as leases are classified as tariff agreements. For both operating leases and tariff agreements, income is recognized as contractual amounts are due when the electricity is generated.
Sales-Type Leases - Certain arrangements entered into by certain Operating Companies, including Bloom Energy 2009 PPA Project Company, LLC (PPA I), 2012 ESA Project Company, LLC (PPA Company IIIa) and 2013B ESA Project Company, LLC (PPA Company IIIb), qualify as sales-type leases in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 840, Leases (ASC 840). The Company is responsible for the installation, operation and maintenance of the Energy Servers at the customers' sites, including running the Energy Servers during the term of the PPA which ranges from 10 to 15 years. Based on the terms of the customer contracts, the Company may also be obligated to supply fuel for the Energy Servers. The amount billed for the delivery of the electricity to PPA I’s customers primarily consists of returns on the amounts financed, including interest revenue, service revenue and fuel revenue for certain arrangements.
The Company is obligated to supply fuel to the Energy Servers that deliver electricity under the PPA I agreements. Based on the customer offtake agreements, the customers pay an all-inclusive rate per kWh of electricity produced by the Energy Servers. The consideration received under the PPA I agreements primarily consists of returns on the amounts financed including interest revenue, service revenue and fuel revenue.
As the Power Purchase Agreement Programs contain a lease, the consideration received is allocated between the lease elements (lease of property and related executory costs) and non-lease elements (other products and services, excluding any derivatives) based on relative fair value in accordance with ASC 605-25-13A (b). Lease elements include the leased system and the related executory costs (i.e. installation of the system, electricity generated by the system, maintenance costs). Non-lease elements include service, fuel, and interest related to the leased systems.
Service revenue and fuel revenue are recognized over the term of the PPA as electricity is generated. The interest component related to the leased system is recognized as interest revenue over the life of the lease term. The customer has the option to purchase the Energy Servers at the then fair market value at the end of the PPA contract term.
Service revenue related to sales-type leases of $0.9 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and service revenue of $1.8 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively, is included in electricity revenue in the consolidated statements of operations. Fuel revenue of $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and fuel revenue of $0.3 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, is included in electricity revenue in the consolidated statements of operations. Interest revenue of $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and interest revenue of $0.8 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively, is included in electricity revenue in the consolidated statements of operations.
Product revenue associated with the sale of the Energy Servers under the PPAs that qualify as sales-type leases is recognized at the present value of the minimum lease payments, which approximates fair value, assuming all other conditions for revenue recognition noted above have also been met. A sale is typically recognized as revenue when an Energy Server begins generating electricity and has been accepted, which is consistent across all purchase options in that acceptance generally occurs after the Energy Server has been installed and is running at full power as defined in each contract. There was no product revenue recognized under sales-type leases for the three and six months ended June 30, 2018 and 2017.

Operating Leases - Certain Power Purchase Agreement Program leases entered into by PPA Company IIIa, PPA Company IIIb, 2014 ESA Holdco, LLC (PPA Company IV) and 2015 ESA Holdco, LLC (PPA Company V) that are leases in substance but do not meet the criteria of sales-type leases or direct financing leases in accordance with ASC 840 are accounted for as operating leases. Revenue under these arrangements is recognized as electricity sales and service revenue and is provided to the customer at rates specified under the contracts. During the three months ended June 30, 2018 and 2017, revenue from electricity sales amounted to $7.7 million and $7.1 million, respectively. During the six months ended June 30, 2018 and 2017, revenue from electricity sales amounted to $15.4 million and $14.2 million, respectively. During the three months ended June 30, 2018 and 2017, service revenue amounted to $3.8 million and $3.9 million, respectively. During the six months ended June 30, 2018 and 2017, service revenue amounted to $7.6 million and $7.8 million, respectively.
Tariff Agreement - PPA Company II entered into an agreement with Delmarva, PJM Interconnection, (PJM), a regional transmission organization, and the State of Delaware under which PPA Company II provides the energy generated from its Energy Servers to PJM and receives a tariff as collected by Delmarva.
Revenue at the tariff rate is recognized as electricity sales and service revenue as it is generated over the term of the arrangement. Revenue relating to power generation at the Delmarva site of $5.7 million and $5.8 million for three months ended June 30, 2018 and 2017, respectively, and revenue relating to power generation at the Delmarva sites of $11.5 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively, is included in electricity sales in the consolidated statements of operations. Revenue relating to power generation at the Delmarva site of $3.4 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively, and revenue relating to power generation at the Delmarva sites of $6.9 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively, is included in service revenue in the consolidated statements of operations.
Incentives and Grants
Self-Generation Incentive Program (SGIP) - The Company’s PPA Entities’ customers receive payments under the SGIP, which is a program specific to the State of California that provides financial incentives for the installation of new and qualifying self-generation equipment that the Company owns. The SGIP funds are assigned to the PPA Entities by the customers and are recorded as other current assets and other long-term assets until received. For sales-type leases, the benefit of the SGIP funds are recorded as deferred revenue which is recognized as revenue when the Energy Server is accepted. For operating leases, the benefit of the SGIP funds are recorded as deferred revenue which is amortized on a straight-line basis over the PPA contract period. The SGIP program issues 50% of the fully anticipated amount in the first year the equipment is placed into service. The remaining incentive is then paid based on the size of the equipment (i.e., nameplate kilowatt capacity) over the subsequent five years. The SGIP program has operational criteria primarily related to fuel mixture and minimum output for the first five years after the qualified equipment is placed in service. If the operational criteria are not fulfilled, it could result in a partial refund of funds received. The SGIP program will expire on January 1, 2021.
The Company received $0.6 million and $1.0 million of SGIP funds for the three months ended June 30, 2018 and 2017, and $0.8 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. There were no reductions or refunds of SGIP funds during the three and six months ended June 30, 2018 and 2017, and no accrual has been made for a refund of any incentives.
The Company makes SGIP reservations on behalf of certain of the PPA Entities. However, the PPA Entity receives the SGIP funds directly from the program and, therefore, bears the risk of loss if these funds are not paid.
U.S. Treasury Grants - The Company is eligible for U.S. Treasury grants on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009. However, to be eligible for the U.S. Treasury grants, a fuel cell system must have commenced construction in 2011 either physically or through the occurrence of sufficient project costs. For fuel cell systems under Power Purchase Agreement Programs, U.S. Treasury grants are considered a component of minimum lease payments. For fuel cell systems deployed under tariff legislation, the Company recorded the fuel cell systems net of the U.S. Treasury grants. U.S. Treasury grant receivables are classified as other current assets in the Company’s consolidated balance sheets. For operating leases, the benefit of the U.S. Treasury grant is recorded as deferred revenue and is amortized on a straight-line basis over the PPA contract period. No such grants have been accrued or received in the six months ended June 30, 2018 and 2017.
Investment Tax Credits (ITC) - Through December 31, 2016, the Company’s Energy Servers were eligible for federal investment tax credits, or ITCs, that accrued to eligible property under Internal Revenue Code Section 48. Under the Company's Power Purchase Agreement Programs, ITCs are primarily passed through to Equity Investors. Approximately 1% to 10% of the incentives are received by the Company, with the balance distributed to the remaining Equity Investors of the PPA Entity. These incentives are accounted for under the flow-through method. Subsequently, on February 9, 2018, the U.S. Congress passed legislation to extend the federal investment tax credits for fuel cell systems retroactive to January 1, 2017. Due to the reinstatement of ITC in 2018, the benefit of ITC to total revenue for product accepted was a $46.5 million benefit in the six months ended June 30, 2018 which included $44.9 million of product revenue benefit related to the retroactive ITC for 2017 acceptances.
The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed of, or otherwise ceases to be investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the incentives. No ITC recapture has occurred during the three and six months ended June 30, 2018 and 2017.
Renewable Energy Credits (RECs) - RECs are tradeable energy credits that represent 1 megawatt hour of electricity generated from an eligible renewable energy resource generated in the U.S. RECs are primarily ‘held for use’ and are presented as part of other current assets and other long-term assets in the consolidated balance sheets until the RECs are sold and accounted for as revenue. The Company accounts for such RECs as output from the facility where they originate. The Company values these RECs at the lower of cost or market at the end of each reporting period.
To the extent the PPA Entities do not produce enough RECs to satisfy the requirements under certain of the Company’s PPA Entities’ PPAs, the Company may also acquire RECs under stand-alone purchase agreements with third parties to satisfy these REC obligations. Under PPAs with certain customers, the Company’s PPA Entities are required to deliver a specified quantity of biogas RECs or Western Electricity Coordinating Council (WECC) RECs. In order to meet these obligations, the Company’s PPA Entities may enter into REC purchase agreements with third parties to purchase a fixed quantity of the relevant RECs at a fixed price and on a fixed schedule. The PPA Entities utilize the Western Renewable Energy Information System (WREGIS), an independent tracking system for the region covered by the WECC, which allows the PPA Entities to manage RECs purchased and deliver the RECs to satisfy the customer obligation. Purchased RECs used to satisfy customer obligations are recorded at cost and are presented as part of other current assets and other long-term assets in the consolidated balance sheets. Costs of RECs purchased are expensed as the Company’s obligation to provide such RECs to customers occurs.
The Company estimates the number of excess RECs it will ultimately acquire under the non-cancelable purchase contracts over the number required to satisfy its obligations to its customers. The Company records a purchase commitment loss if the fair value of RECs is less than the fixed purchase price amount. The purchase commitment loss is recorded on the consolidated balance sheets as a component of other current liabilities and other long-term liabilities.
Components of Revenue and Cost of Revenue
Revenue - The Company primarily recognizes revenue from the sale and installation of Energy Servers, the sales of electricity and by providing services under extended operations and under maintenance services contracts (together, service agreements).
Product Revenue - All of the Company’s product revenue is generated from the sale of the Company's Energy Servers to direct purchase and lease customers. The Company generally begins to recognize product revenue from contracts with customers for the sales of its Energy Servers once the Company achieves acceptance; that is, generally when the system has been installed and is running at full power as defined in each contract.
All of the Company’s product arrangements contain multiple elements representing a combination of revenue from Energy Servers, from installation and from maintenance services. Upon acceptance, the Company allocates fair value to each of these elements and the Company limits the amount of revenue recognized for delivered elements up to an amount that is not contingent upon future delivery of additional products or services or upon meeting any specified performance conditions. The sale of the Company’s Energy Servers also includes a standard one-year warranty, the estimated cost of which is recorded as a component of cost of product revenue.
Installation Revenue - All of the Company’s installation revenue is generated from the sale and installation of the Company's Energy Servers to direct purchase and lease customers. The Company generally begins to recognize installation revenue from contracts with customers for the sales of its Energy Servers once the Company achieves acceptance; that is, generally when the system has been installed and running at full power.
Service Revenue - Service revenue is generated from operations and maintenance services agreements that extend the standard one-year warranty coverage beyond the initial first year for Energy Servers sold under direct purchase, traditional lease and managed services sales. Customers can renew these agreements on an annual basis. Revenue is recognized ratably over the term of the renewed one-year service period. The Company anticipates that almost all of its customers will continue to renew their maintenance services agreement each year.
Electricity Revenue - The Company’s PPA Entities purchase Energy Servers from the Company and sell electricity produced by these systems to customers through long-term power purchase agreements (PPAs). Customers are required to purchase all of the electricity produced by the Energy Servers at agreed-upon rates over the course of the PPA's contractual term. The Company recognizes revenue from the PPAs as the electricity is provided over the term of the agreement.
Cost of Product Revenue - Cost of product revenue consists of costs of Energy Servers that the Company sells to direct and lease customers, and includes costs paid to the Company’s materials suppliers, personnel costs, certain allocated costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of the Company’s equipment. Estimated standard one-year warranty costs are also included in cost of product revenue, see Warranty Costs below.
Cost of Installation Revenue - Cost of installation revenue consists of the costs to install the Energy Servers that the Company sells to direct and lease customers, and includes costs paid to the Company’s materials and service providers, personnel costs and allocated costs.
Cost of Service Revenue - Cost of service revenue consists of costs incurred under maintenance service contracts for all customers including direct sales, lease and Power Purchase Agreement Program customers, and includes personnel costs for the Company’s customer support organization, certain allocated costs and extended maintenance-related product repair and replacement costs.
Cost of Electricity Revenue - Cost of electricity revenue primarily consists of the depreciation of the cost of the Energy Servers owned by the PPA Entities and the cost of gas purchased in connection with the Company’s first PPA Entity. The cost of electricity revenue is generally recognized over the term of the customer’s PPA contract. The cost of depreciation of the Energy Servers is reduced by the amortization of any U.S. Treasury Department grant payment in lieu of the energy investment tax credit associated with these systems.
Warranty Costs - The Company generally warrants its products sold to its direct customers for one year following the date of acceptance of the products (“standard one-year warranty”). Additionally, as part of its MSAs, the Company provides output and efficiency guarantees (collectively “performance guarantees”) to its customers which contractually guarantee specified levels of efficiency and output. Such amounts have not been material to date.
As part of both its standard one-year warranty and MSA obligations, the Company monitors the operations of the underlying systems, including their efficiency and output levels. The performance guarantee payments represent maintenance decisions made by the Company and are accounted for as costs of goods sold. To estimate the warranty costs, the Company continuously monitors product returns for warranty failures, and maintains the reserve for the related warranty expense based on various factors including historical warranty claims, field monitoring and results of lab testing. The Company’s obligations under its standard product warranty and MSAs are generally in the form of product replacement, repair or reimbursement for higher customer electricity costs. Further, if the Energy Servers run at a lower efficiency or power output than the Company committed under its performance guarantee, the Company will reimburse the customer for this underperformance. The Company’s obligation includes ensuring the customer’s equipment operates at least at the efficiency and power output levels set forth in the customer agreement. The Company’s aggregate reimbursement obligation for this performance guarantee for each order is capped at a portion of the purchase price.
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions, and against manufacturing or performance defects. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims during the warranty period as of the balance sheet date. The Company accrues for warranty costs based on estimated costs that may be incurred including material costs, labor costs and higher customer electricity costs should the units not work for extended periods. Estimated costs associated with standard one-year warranty, including the performance guarantee payments, are recorded at the time of sale as a component of costs of goods sold.
Shipping and Handling Costs - The Company records costs related to shipping and handling in cost of revenue.
Sales and Utility Taxes - The Company recognizes revenue on a net basis for taxes charged to its customers and collected on behalf of the taxing authorities.
Components of Operating Expenses
Advertising and Promotion Costs - Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. The Company did not incur any material advertising or promotion expenses during the three and six months ended June 30, 2018 and 2017.
Research and Development - The Company conducts internally funded research and development activities to improve anticipated product performance and reduce product life-cycle costs. Research and development costs are expensed as incurred and include salaries and expenses related to employees conducting research and development.

Stock-Based Compensation - The Company accounts for stock options and restricted stock units (RSUs) awarded to employees and non-employee directors under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Compensation-Stock Compensation (ASC 718) using the Black-Scholes valuation model to estimate fair value. The Black-Scholes valuation model requires the Company to make estimates and assumptions regarding the underlying stock’s fair value, the expected life of the option and RSU, the risk-free rate of return interest rate, the expected volatility of the Company's common stock price and the expected dividend yield. In developing estimates used to calculate assumptions, the Company establishes the expected term for employee options and RSUs, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when the forfeitures occurred. The Company typically records stock-based compensation expense under the straight-line attribution method over the vesting term, which is generally five years, and records stock-based compensation expense for performance based awards using the graded-vesting method. Stock-based compensation expense is recorded in the consolidated statements of operations based on the employees’ respective function.
Stock-based compensation cost for RSUs is measured based on the fair value of the underlying shares on the date of grant. Up to June 30, 2018, RSUs were subject to a time-based vesting condition and a performance-based vesting condition, both of which require satisfaction before the RSUs were vested and settled for shares of common stock. The performance-based condition was tied to a liquidity event such as a sale event or the completion of the Company’s IPO. The time-based condition ranges between six months to two years from the end of the lock-up period after a liquidity event. Subsequent to June 30, 2018, RSUs are only subject to a time-based vesting condition. No expense related to these awards will be recognized unless the performance condition is satisfied.
Compensation expense for equity instruments granted to non-employees is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for equity instruments granted to non-employees is periodically remeasured as the underlying instruments vest. The fair value of the equity instruments is charged to earnings over the term of the service agreement.
The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot realize the deduction (i.e., the Company is in a net operating loss (NOL) position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. Beginning in the first quarter of fiscal 2017 with the adoption of ASU 2016-09 on a prospective basis, stock-based compensation excess tax benefits or deficiencies are reflected in the consolidated statements of operations as a component of the provision for income taxes. No tax benefit or expense for stock-based compensation has been recorded for the three and six months ended June 30, 2018 and 2017, since the Company remains in an NOL position.
Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates for the inputs used in the Black-Scholes valuation model to calculate the grant-date fair value of stock options. The Company used the following weighted-average assumptions in applying the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Risk-free interest rate	2.73%—2.77%	2.01% - 2.07%	2.49% - 2.77%	2.01% - 2.07%
Expected term (in years)	6.21—6.69	6.12—6.62	6.18—6.69	6.08—6.62
Expected dividend yield	—	—	—	—
Expected volatility	54.6%	59.8%	54.6% -55.1%	59.8% - 61.0%
The risk free interest rate for periods within the contractual life of the option is based on the U.S. Treasury zero coupon issues in effect at the grant date for periods corresponding with the expected term of option. The Company’s estimate of an expected term is calculated based on the Company’s historical share option exercise data. The Company has not and does not expect to pay dividends in the foreseeable future. The estimated stock price volatility is derived based on historical volatility of the Company’s peer group, which represents the Company’s best estimate of expected volatility.
The amount of stock-based compensation recognized during a period is based on the value of that portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company reviews historical forfeiture data and determines the appropriate forfeiture rate based on that data. The Company reevaluates this analysis periodically and adjusts the forfeiture rate as necessary and ultimately recognizes the actual expense over the vesting period only for the shares that vest.
Refer to Note 11 - Stock-Based Compensation and Employee Benefits for further discussion of the Company’s stock-based compensation arrangements.
Income Taxes - The Company accounts for income taxes using the liability method under Financial Accounting Standards Board Accounting Standards Codification Topic 740 - Income Taxes (ASC 740). Under this method, deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards and temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Additionally, the Company must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The Company has provided a full valuation allowance on its deferred tax assets because it believes it is more likely than not that its deferred tax assets will not be realized.
The Company follows the accounting guidance in ASC 740-10, which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC 740-10 and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
Comprehensive Loss - The Company’s comprehensive loss is comprised of the Company’s net loss and unrealized gains (losses) on the remeasurement of the effective portion of the Company’s interest rate swap agreements to fair value and on the Company’s available for sale securities.
Fair Value Measurement
Financial Accounting Standards Board Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	Quoted prices in active markets for identical assets or liabilities. Financial assets utilizing Level 1 inputs typically include money market securities and U.S. Treasury securities.

Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Financial instruments utilizing Level 2 inputs include interest rate swaps.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial liabilities utilizing Level 3 inputs include natural gas fixed price forward contract derivatives, warrants issued to purchase the Company’s preferred stock and embedded derivatives bifurcated from convertible notes. Derivative liability valuations are performed based on a binomial lattice model and adjusted for illiquidity and/or nontransferability and such adjustments are generally based on available market evidence.

Components of Balance Sheet
Cash, Cash Equivalents, Short-Term Investments and Restricted Cash - The Company considers highly liquid short-term investments with original maturities of 90 days or less at the date of purchase as cash equivalents.

The Company considers highly liquid investments with original maturities of greater than 90 days at the date of purchase as short-term investments. Short-term investments are reported at fair value with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of any securities disposed with any realized gains or losses recognized as income or expense in condensed consolidated statements of operations. Short-term investments are anticipated to be used for current operations and are, therefore, classified as available-for-sale in current assets even though their maturities may extend beyond one year. The Company periodically reviews short-term investments for impairment. In the event a decline in value is determined to be other-than-temporary, an impairment loss is recognized. When determining if a decline in value is other-than-temporary, the Company takes into consideration the current market conditions and the duration and severity of and the reason for the decline as well as considering the likelihood that it would need to sell the security prior to a recovery of par value.
As of June 30, 2018, short-term investments were comprised of $15.7 million of U.S. Treasury Bills. As of December 31, 2017, short-term investments were comprised of $26.8 million of U.S. Treasury Bills. The costs of these securities approximated their fair values and there were no material gross realized or unrealized gains, gross realized or unrealized losses or impairment for the periods ended June 30, 2018 and December 31, 2017. As of June 30, 2018, all investments were scheduled to mature within the next twelve months.
Restricted cash is held as collateral to provide financial assurance that the Company will fulfill commitments related to its power purchase agreement financings, its debt service reserves, its maintenance service reserves and its facility lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than a year from the balance sheet date is classified as a non-current asset.
Derivative Financial Instruments - The Company enters into derivative forward contracts to manage its exposure relating to the fluctuating price of fuel under certain of its power purchase agreements entered in connection with the Bloom Electrons program (refer to Note 12 - Power Purchase Agreement Programs). In addition, the Company enters into fixed forward swap arrangements to convert variable interest rates on debt to a fixed rate. The Company also issued derivative financial instruments embedded in its 6% Notes as a means by which to provide additional incentive to investors and to obtain a lower cost cash-source of funds.
Derivative transactions are governed by procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored based on changes in the spot price in the commodity market and their impact on the market value of derivatives. Credit risk on derivatives arises from the potential for counterparties to default on their contractual obligations to the Company. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality. The Company does not enter into derivative transactions for trading or speculative purposes.
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value on the consolidated balance sheets. Changes in the fair value of the derivatives that qualify and are designated as cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets and for those that do not qualify for hedge accounting or are not designated as hedges are recorded through earnings in the consolidated statements of operations.
While the Company hedges certain of its natural gas requirements under its power purchase agreements, it has not designated these forward contracts as hedges for accounting purposes. Therefore, the Company records the change in the fair value of its forward contracts in cost of revenue on the consolidated statements of operations. The fair value of the forward contracts is recorded on the consolidated balance sheets as a component of accrued other current liabilities and derivative liabilities. As the forward contracts are considered economic hedges, the changes in the fair value of the forward contracts are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
The Company’s interest rate swap arrangements qualify as cash flow hedges for accounting purposes as they effectively convert variable rate obligations into fixed rate obligations. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change is recorded in accumulated other comprehensive loss and will be recognized as interest expense on settlement. Ineffectiveness is recorded in other income (expense), net. If a cash flow hedge is discontinued due to changes in the forecasted hedged transactions, hedge accounting is discontinued prospectively and unrealized gain or loss on the related derivative is recorded in accumulated other comprehensive loss and is reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The fair value of the swap arrangement is recorded on the consolidated balance sheets as a component of accrued other current liabilities and derivative liabilities. The changes in fair value of swap agreement are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
The Company issued convertible notes with conversion features. These conversion features were evaluated under ASC topic 815-40, were determined to be embedded derivatives and were bifurcated from the debt and are classified as liabilities on the consolidated balance sheets. The Company records these derivative liabilities at fair value and adjusts the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain (loss) on revaluation of warrant liabilities and embedded derivatives in the consolidated statements of operations.
Customer Financing Receivables - Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. Customer financing receivables are generated by Energy Servers leased to PPA Entities’ customers in leasing arrangements that qualify as sales-type leases. Financing receivables represents the gross minimum lease payments to be received from customers and the system’s estimated residual value, net of unearned income and allowance for estimated losses. Initial direct costs for sales-type leases are recognized as cost of revenue when the Energy Servers are placed in service.
The Company reviews its customer financing receivables by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. The Company writes off customer financing receivables when they are deemed uncollectible. The Company has not had to maintain an allowance for doubtful accounts to reserve for potentially uncollectible customer financing receivables as historically all of its receivables on the consolidated balance sheets have been paid and are expected to be paid in full.
Accounts Receivable - Accounts receivable primarily represents trade receivables from sales to customers recorded at net realizable value. As the Company does for its customer financing receivables, the Company reviews its accounts receivable by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses and current economic trends that might impact the level of future credit losses. The Company writes off accounts receivable when they are deemed uncollectible. The Company has not had to maintain an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable as historically all of its receivables on the consolidated balance sheets have been paid and are expected to be paid in full.
Inventories - Inventories consist principally of raw materials, work-in-process and finished goods and are stated on a first-in, first-out basis at the lower of cost or net realizable value.
The Company records inventory excess and obsolescence provisions for estimated obsolete or unsellable inventory, including inventory from purchase commitments, equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about market conditions and future demand for product generally expected to be utilized over the next 12 to 24 months, including product needed to fulfill the company’s warranty obligations. If actual future demand for the Company’s products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed. The inventory reserves were $14.1 million and $15.7 million as of June 30, 2018 and December 31, 2017, respectively.
Property, Plant and Equipment - Property, plant and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation. Energy Servers are depreciated to their residual values over the terms of the power purchase and tariff agreements. Leasehold improvements are depreciated over the shorter of the lease term or their estimated depreciable lives. Buildings are amortized over the shorter of the lease or property term or their estimated depreciable lives.
Depreciation is calculated using the straight-line method over the estimated depreciable lives of the respective assets as follows:

Depreciable Lives
Energy Servers	15-21 years
Computers, software and hardware	3-5 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-5 years
Leasehold improvements	1-5 years
Buildings	35 years
When assets are retired or disposed, the assets and related accumulated depreciation and amortization are removed from the Company's general ledger and the resulting gain or loss is reflected in the consolidated statements of operations.
Foreign Currency Transactions - The functional currency of the Company’s foreign subsidiaries is the U.S. dollar since they are considered financially and operationally integrated. Foreign currency monetary assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates. Nonmonetary assets and liabilities such as property, plant and equipment and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts which are remeasured at historical exchange rates. Transaction gains and losses are included as a component of other expense, net in the Company’s consolidated statements of operations and have not been significant for all periods presented.
Convertible Preferred Stock Warrants - The Company accounts for freestanding warrants to purchase shares of its convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The convertible preferred stock warrants are recorded as a liability because the underlying shares of convertible preferred stock are contingently redeemable which, therefore, may obligate the Company to transfer assets at some point in the future. The warrants are subject to remeasurement to fair value at each balance sheet date or immediately before exercise of the warrants. Any change in fair value is recognized in the consolidated statements of operations. The Company’s convertible preferred stock warrants will continue to be remeasured until the earlier of the exercise or expiration of warrants, the completion of a deemed liquidation event, the conversion of convertible preferred stock into common stock or until the convertible preferred stock can no longer trigger a deemed liquidation event. At that time, the convertible preferred stock warrant liability will be reclassified to convertible preferred stock or additional paid-in capital, as applicable. These warrants were valued on the date of issuance, using the Probability-Weighted Expected Return Model (PWERM). In accordance with ASC 480 - Distinguish Liability from Equity (ASC 480), these warrants are classified within warrant liability in the consolidated balance sheets.
Allocation of Profits and Losses of Consolidated Partnerships to Noncontrolling Interests - The Company generally allocates profits and losses to noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPE Entities. The determination of equity in earnings under the HLBV method requires management to determine how proceeds upon a hypothetical liquidation of the entity at book value would be allocated between its investors. The noncontrolling interests balance is presented as a component of permanent equity in the consolidated balance sheets. Noncontrolling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Exercisability of put options are solely dependent upon the passage of time, and hence, such put options are considered to be probable of becoming exercisable. The Company elected to accrete changes in the redemption value over the period from the date it becomes probable that the instrument will become redeemable to the earliest redemption date of the instrument using an interest method. The balance of redeemable noncontrolling interests is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redeemable noncontrolling interests are in the temporary equity section in the mezzanine section of the consolidated balance sheets as redeemable noncontrolling interests. Refer to Note 12 - Power Purchase Agreement Programs for more information.
For income tax purposes, the Equity Investor committed to invest in the PPE Entities receives a greater proportion of the share of losses and other income tax benefits. This includes the allocation of investment tax credits which are distributed to the Equity Investor through an Investment Company subsidiary of the Company. Allocations are initially based on the terms specified in each respective partnership agreement until the Equity Investor’s targeted rate of return specified in the partnership agreement is met (the "flip" of the flip structure) whereupon the allocations change. In some cases, after the Equity Investors receive their contractual rate of return, the Company receives substantially all of the remaining value attributable to the long-term recurring customer payments and the other incentives.
Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the FASB issued guidance which will replace numerous requirements in US GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date by one year to December 15, 2018 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. During 2016, the FASB issued several amendments to the standard, including clarification to the guidance on reporting revenues as a principal versus an agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations.
The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is in the process of assessing the impact on the Company’s consolidated financial statements and whether it will adopt the full retrospective or modified retrospective approach.
Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will replace most existing lease accounting guidance in US GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company beginning in fiscal 2020, and requires the modified retrospective method of adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and disclosures.
Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement will be effective for the Company from fiscal year 2021. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the adoption of this update on its financial statements.
Statement of Cash Flows - In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which clarifies the classification of the activity in the consolidated statements of cash flows and how the predominant principle should be applied when cash receipts and cash payments have more than one class of cash flows. This pronouncement will be effective for the Company from fiscal year 2019, with early adoption permitted. Adoption will be applied retrospectively to all periods presented. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
Income Taxes - In October 2016, the FASB issued ASU 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires that the entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments in this ASU are effective for public business entities in annual reporting periods beginning after December 15, 2017 and for the interim periods therein, and for all other entities in annual reporting periods beginning after December 15, 2018, and interim reporting periods in annual reporting periods beginning after December 15, 2019. Early adoption is permitted only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company is currently evaluating the impact of its pending adoption of this standard on its consolidated financials.
Statement of Cash Flows - In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash (Topic 230), related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. Refer to Note 3 - Financial Instruments for more information. The Company elected to early adopt the updated guidance in January 2017 resulting in the application of its requirements to all applicable periods presented. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or liquidity, other than the presentation of restricted cash or restricted cash equivalents in the statements of cash flows. The Company elected to early adopt the updated guidance in January 2017 resulting in the application of its requirements to all applicable periods presented. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or liquidity, other than the presentation of restricted cash or restricted cash equivalents in the statements of cash flows.
Financial Instruments - In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Per the ASU, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for public entities for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has elected to early adopt the ASU on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s financial statements.

3. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The following table summarizes the Company’s cash and cash equivalents and restricted cash (in thousands):

	June 30, 2018		December 31, 2017

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Cash	$58,492	$58,492	$101,356	$101,356
Money market funds	91,380	91,380	79,256	79,256
	$149,872	$149,872	$180,612	$180,612
As reported
Cash and cash equivalents	$91,596	$91,596	$103,828	$103,828
Restricted cash	58,276	58,276	76,784	76,784
	$149,872	$149,872	$180,612	$180,612
As of June 30, 2018 and December 31, 2017, the Company had restricted cash of $58.3 million and $76.8 million, respectively, as follows (in thousands):

	June 30, 2018	December 31, 2017

Restricted cash related to PPA Entities	$4,735	$7,969
Restricted cash	21,125	36,418
Restricted cash, current	25,860	44,387
Restricted cash related to PPA Entities	27,604	26,748
Restricted cash	4,812	5,649
Restricted cash, non-current	32,416	32,397
Total restricted cash	$58,276	$76,784
Short-Term Investments
As of June 30, 2018 and December 31, 2017, the Company had short-term investments in U.S. Treasury Bills of $15.7 million and $26.8 million, respectively.
Derivative Instruments
The Company has derivative financial instruments related to natural gas forward contracts and interest rate swaps. See Note 7 - Derivative Instruments for a full description of the Company's derivative financial instruments.

4. Fair Value
Financial Assets Measured at Fair Value on a Recurring Basis
The tables below sets forth, by level, the Company’s financial assets that were accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$91,380	$—	$—	$91,380
Short-term investments	15,703	—	—	15,703
Bank loan swap agreements	—	912	—	912
	$107,083	$912	$—	$107,995
Liabilities
Derivatives
Natural gas fixed price forward contracts	$—	$—	$13,127	$13,127
Embedded derivative on 6% promissory notes	—	—	176,686	176,686
Bank loan swap agreements	—	2,747	—	2,747
Stock warrants
Preferred stock warrants	—	—	2,369	2,369
	$—	$2,747	$192,182	$194,929

	Fair Value Measured at Reporting Date Using
December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$79,256	$—	$—	$79,256
Short-term investments	26,816	—	—	26,816
Bank loan swap agreements	—	52	—	52
	$106,072	$52	$—	$106,124
Liabilities
Derivatives
Natural gas fixed price forward contracts	$—	$—	$15,368	$15,368
Embedded derivative on 6% promissory notes	—	—	140,771	140,771
Bank loan swap agreements	—	5,904	—	5,904
Stock warrants
Preferred stock warrants	—	—	9,825	9,825
	$—	$5,904	$165,964	$171,868
Money Market Funds - Money market funds are classified as Level 1 financial assets because they are valued using quoted market prices for identical securities.
Short-Term Investments - Short-term investments, which are comprised of U.S. Treasury Bills with maturities of 12 months or less, are classified as Level 1 financial assets because they are valued using quoted market prices for identical securities.
Bank Loan Swap Agreements - The Company enters into interest rate swap agreements to swap variable interest payments on certain debt for fixed interest payments. The interest rate swaps are classified as Level 2 financial assets as quoted prices for similar liabilities are used for valuation. Interest rate swaps are designed as hedging instruments and are recognized at fair value on the Company's consolidated balance sheets. As of June 30, 2018, $0.1 million of the gain on the interest rate swaps accumulated in other comprehensive loss is expected to be reclassified into earnings in the next twelve months.
Natural Gas Fixed Price Forward Contracts - The Company enters into fixed price natural gas forward contracts. The following table provides the fair value of the Company’s natural gas fixed price contracts (dollars in thousands):

	June 30, 2018		December 31, 2017
	Number of Contracts (MMBTU)(2)	Fair Value	Number of Contracts (MMBTU)(2)	Fair Value

Liabilities(1)
Natural gas fixed price forward contracts (not under hedging relationships)	3,752	$13,127	4,332	$15,368

(1) Recorded in other current liabilities and derivative liabilities in the consolidated balance sheets.
(2) One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
The natural gas fixed price forward contracts were valued at Level 3 as there were no observable inputs supported by market activity. The Company estimates the fair value of the contracts using a combination of factors including the Company’s credit rate and future natural gas prices.
For the three months ended June 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded gains of $0.8 million and $0.9 million, respectively, and recorded gains on the settlement of these contracts of $1.2 million, $1.1 million, respectively, in cost of revenue on the consolidated statement of operations. For the six months ended June 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded losses of $0.1 million and $0.7 million, respectively, and recorded gains on the settlement of these contracts of $2.3 million and $2.2 million, respectively, in cost of revenue on the consolidated statement of operations.
Embedded Derivative on 6% Convertible Promissory Notes - On December 15, 2015, the Company issued $160.0 million of 6% Convertible Promissory Notes (6% Notes) that mature in December 2020. In addition, on January 29, 2016 and September 20, 2016, the Company issued an additional $25.0 million and $75.0 million, respectively, of 6% Notes. The 6% Notes are convertible at the option of the holders at a conversion price per share equal to the lower of $46.37 and 75% of the offering price of the Company’s common stock sold in the IPO. The conversion feature is classified as an embedded derivative.
The valuation of the conversion feature was classified within Level 3 as it was valued using the binomial lattice method, which utilizes significant inputs that are unobservable in the market. Fair value was determined by estimated event dates from May 31, 2018 to June 30, 2019, estimated probabilities of likely events under the scenario which is based upon facts existing through the date of the Company's IPO, ITC tax credit renewed in February 2018, assumed event dates ranging from 5.0% to 35.0%, estimated maturity dates on December 1, 2020, estimated volatility of 40% to 50%, estimated common stock prices at estimated event dates ranging from $15 to $26, and risk free discount rates ranging from 1.68% to 2.35%.
Preferred Stock Warrants - The fair value of the preferred stock warrants were $2.4 million and $9.8 million, respectively, as of June 30, 2018 and December 31, 2017. The preferred stock warrants were valued at Level 3 as there were no observable inputs supported by market activity. The Company estimates the fair value of the preferred stock warrants using a probability-weighted expected return model which considers various potential liquidity outcomes and assigned probabilities to each to arrive at the weighted equity value and the changes in fair value are recorded in gain (loss) on revaluation of warrant liabilities in the consolidated statements of operations.

There were no transfers between fair value measurement levels during the three and six ended June 30, 2018 and 2017. The changes in the Level 3 financial assets were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Derivative Liability	Total

Balances at December 31, 2016	$18,585	$12,885	$115,807	$147,277
Settlement of natural gas fixed price forward contracts	(4,248)	—	—	(4,248)
Embedded derivative on notes	—	—	6,804	6,804
Changes in fair value	1,031	(3,060)	18,160	16,131
Balances at December 31, 2017	$15,368	$9,825	$140,771	$165,964
Settlement of natural gas fixed price forward contracts	(2,292)	—	—	(2,292)
Embedded derivative on notes	—	—	2,235	2,235
Changes in fair value	51	(7,456)	7,497	92
Balances at June 30, 2018	$13,127	$2,369	$150,503	$165,999
Significant changes in any assumption input in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock and an increase in the remaining term of the conversion feature would each result in a directionally similar change in the estimated fair value of the Company’s derivative liability. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability.
Financial Assets Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - The Company estimated the fair values of its customer financing receivables, senior secured notes, term loans and the estimated fair value of convertible promissory notes based on rates currently being offered for instruments with similar maturities and terms (Level 3).
The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Customer receivables:
Customer financing receivables	$75,361	$52,517	$77,885	$55,255
Debt instruments:
5.22% senior secured notes	$84,191	$87,275	$89,564	$95,114
Term loan due September 2028	36,684	44,599	36,940	46,713
Term loan due October 2020	24,133	26,797	24,364	27,206
6.07% senior secured notes	83,223	88,781	84,032	93,264
Term loan due December 2021	124,526	130,025	125,596	131,817
Term loan due November 2020	4,050	4,265	4,888	5,148
8% & 5% convertible promissory notes	254,120	98,486	244,717	211,000
6% convertible promissory notes and embedded derivatives	290,382	360,565	377,496	359,865
10% notes	95,140	101,953	94,517	106,124

Long-Lived Assets - The Company’s long-lived assets include property, plant and equipment. The carrying amounts of the Company’s long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. No material impairment of any long-lived assets was identified in the three and six months ended June 30, 2018 and 2017.
5. Supplemental Balance Sheet Information
Accounts Receivable
Accounts receivable primarily represents trade receivables from sales to customers recorded at net realizable value. Two customers accounted for 51.0% and 16.9% of accounts receivable at June 30, 2018. Two customers accounted for 21.4% and 10.1% of accounts receivable at December 31, 2017. At June 30, 2018 and December 31, 2017, the Company did not maintain any allowances for doubtful accounts as it deemed all of its receivables fully collectible.
Inventories, Net
The components of inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Raw materials	$49,629	$49,963
Work-in-progress	26,854	19,998
Finished goods	59,950	20,299
	$136,433	$90,260
Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Government incentives receivable	$1,194	$1,836
Prepaid expenses and other current assets	21,809	24,840
	$23,003	$26,676
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Energy Servers	$511,239	$511,153
Computers, software and hardware	19,743	19,384
Machinery and equipment	98,397	97,158
Furniture and fixtures	4,695	4,679
Leasehold improvements	22,931	22,799
Building	40,512	40,512
Construction in progress	9,486	9,898
	707,003	705,583
Less: Accumulated depreciation	(229,238)	(207,794)
	$477,765	$497,789

The Company’s property, plant and equipment under operating leases by the PPA Entities was $397.2 million and $397.0 million as of June 30, 2018 and December 31, 2017, respectively. The accumulated depreciation for these assets was $64.7 million and $51.9 million as of June 30, 2018 and December 31, 2017, respectively. Depreciation expense related to property, plant and equipment for the Company was $21.6 million and $23.6 million for the six months ended June 30, 2018 and 2017, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Prepaid and other long-term assets	$32,567	$31,446
Equity-method investments	4,506	5,014
Long-term deposits	1,313	1,000
	$38,386	$37,460
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Product warranty	$9,022	$7,661
Operations and maintenance services agreements	5,906	9,150
	$14,928	$16,811
Changes in the standard product warranty liability were as follows (in thousands):

Balances at December 31, 2016	$8,104
Accrued warranty, net	7,058
Warranty expenditures during period	(7,501)
Balances at December 31, 2017	$7,661
Accrued warranty, net	3,343
Warranty expenditures during period	(1,982)
Balances at June 30, 2018	$9,022
Accrued Other Current Liabilities
Accrued other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Compensation and benefits	$13,974	$13,121
Current portion of derivative liabilities	4,296	5,492
Managed services liabilities	6,416	3,678
Accrued installation	5,437	3,348
Sales tax liabilities	1,139	5,524
Interest payable	4,671	5,520
Other	18,899	30,966
	$54,832	$67,649

Other Long-Term Liabilities
Accrued other long-term liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Delaware grant	$10,469	$10,469
Managed services liabilities	30,589	31,087
Other	11,095	11,359
	$52,153	$52,915
In March 2012, the Company entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to the Company as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The Company has so far received $12.0 million of the grant which is contingent upon the Company meeting certain milestones related to the construction of the manufacturing facility and the employment of full time workers at the facility through September 30, 2023. As of June 30, 2018, the Company had paid $1.5 million for recapture provisions and have recorded $10.5 million in other long-term liabilities for any potential repayments. See Note 13 - Commitments and Contingencies for a full description of the grant.
The Company has entered into managed services agreements that provide for the payment of property taxes and insurance premiums on behalf of the customer. These obligations are included in each agreement’s contract value and are recorded as short-term or long-term liabilities, based on the estimated payment dates. The long-term managed services liabilities accrued were 30.6 million and $31.1 million as of June 30, 2018 and December 31, 2017, respectively.
Customer Financing Leases, Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Total minimum lease payments to be received	$105,195	$109,431
Less: Amounts representing estimated executing costs	(26,496)	(27,815)
Net present value of minimum lease payments to be received	78,699	81,616
Estimated residual value of leased assets	1,050	1,051
Less: Unearned income	(4,388)	(4,781)
Net investment in sales-type financing leases	75,361	77,886
Less: Current portion	(5,398)	(5,209)
Non-current portion of investment in sales-type financing leases	$69,963	$72,677
The future scheduled customer payments from sales-type financing leases were as follows (in thousands) as of June 30, 2018:

	Remaining2018	2019	2020	2021	2022	Thereafter
Future minimum lease payments, less interest	$2,685	$5,594	$6,022	$6,415	$6,853	$46,742

6. Outstanding Loans and Security Agreements
The following is a summary of the Company’s debt as of June 30, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total
5.22% senior secured notes	$85,513	$11,687	$72,504	$84,191	$—	5.2%	March 2025	PPA II	No
Term loan	41,301	1,630	35,054	36,684	—	7.5%	September 2028	PPA IIIa	No
Term loan	25,153	890	23,243	24,133	—	LIBOR plus margin	October 2020	PPA IIIb	No
6.07% senior secured notes	84,418	2,150	81,073	83,223	—	6.1%	March 2030	PPA IV	No
Term loan	126,963	3,298	121,228	124,526	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit	—	—	—	—	1,504	2.25%	December 2021	PPA V	No
Total non-recourse debt	363,348	19,655	333,102	352,757	1,504
Term loan	4,050	1,688	2,362	4,050	—	LIBOR plus margin	November 2020	Company	Yes
8%/5% convertible promissory notes	254,120	8,663	245,457	254,120	—	8.0%/5.0%	December 2019 & December 2020	Company	Yes
6% convertible promissory notes	294,759	—	254,062	254,062	—	5.0%/6.0%	December 2020	Company	Yes
10% notes	100,000	—	95,140	95,140	—	10.0%	July 2024	Company	Yes
Total recourse debt	652,929	10,351	597,021	607,372	—
Total debt	$1,016,277	$30,006	$930,123	$960,129	$1,504
The following is a summary of the Company’s debt as of December 31, 2017 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total
5.22% senior secured notes	$91,086	$11,389	$78,175	$89,564	$—	5.2%	March 2025	PPA II	No
Term loan	41,927	1,389	35,551	36,940	—	7.5%	September 2028	PPA IIIa	No
Term loan	25,599	876	23,488	24,364	—	LIBOR plus margin	October 2020	PPA IIIb	No
6.07% senior secured notes	85,303	1,846	82,186	84,032	—	6.1%	March 2030	PPA IV	No
Term loan	128,403	2,946	122,650	125,596	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit	—	—	—	—	1,784	2.25%	December 2021	PPA V	No
Total non-recourse debt	372,318	18,446	342,050	360,496	1,784
Term loan	5,000	1,690	3,197	4,887	—	LIBOR plus margin	November 2020	Company	Yes
8% convertible promissory notes	244,717	—	244,717	244,717	—	8.0%	December 2019 & December 2020	Company	Yes
6% convertible promissory notes	286,069	—	236,724	236,724	—	5.0%/6.0%	December 2020	Company	Yes
10% notes	100,000	—	94,517	94,517	—	10.0%	July 2024	Company	Yes
Total recourse debt	635,786	1,690	579,155	580,845	—
Total debt	$1,008,104	$20,136	$921,205	$941,341	$1,784
Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. Recourse debt refers to debt that is recourse to the Company’s general assets. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. The Company was in compliance with all financial covenants as of June 30, 2018 and December 31, 2017.
Non-recourse Debt Facilities
5.22% Senior Secured Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes (PPA II Notes) due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires the Company to maintain a debt service reserve, the balance of which was $11.2 million and $11.3 million as of June 30, 2018 and December 31, 2017, respectively, and was included as part of long-term restricted cash in the consolidated balance sheets. The PPA II Notes are secured by all the assets of PPA II.
Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires the Company to maintain a debt service reserve for all funded systems, the balance of which was $3.7 million and $3.7 million as of June 30, 2018 and December 31, 2017, respectively, and was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The credit agreement requires the Company to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million June 30, 2018 and December 31, 2017, respectively, and was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments starting in July 2014. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes - In July 2014, PPA IV issued senior secured notes (PPA IV Notes) amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The PPA IV Notes bear a fixed interest rate of 6.07% payable quarterly. The principal amount of the PPA IV Notes is payable quarterly starting in December 2015 and ending in March 2030. The Note Purchase Agreement requires the Company to maintain a debt service reserve, the balance of which was $7.2 million as of June 30, 2018 and $7.0 million as of December 31, 2017. The PPA IV Notes are secured by all the assets of the PPA IV.
Term Loan due December 2021 and Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders are a group of five financial institutions. In addition, the lenders further had commitments to the letter of credit (LC) facility with the aggregate principal amount of $6.4 million. The LC facility is to fund the Debt Service Reserve Account. The loan was initially advanced as a construction loan during the development of the PPA V Project and converted into a term loan on February 28, 2017 (“Term Conversion Date”). As part of the term loan’s conversion, the LC facility commitments were adjusted down to total of $6.2 million. The amount borrowed as of June 30, 2018 and December 31, 2017 was $4.6 million and $4.4 million, respectively. The unused borrowing capacity as of June 30, 2018 and December 31, 2017 was and $1.5 million and $1.8 million, respectively.
In accordance with the credit agreement, PPA V was issued a floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the Lenders’ commitments to the loan and the commitments to the LC loan, the PPA V also pays commitment fees at 0.50% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015 the PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan.

Recourse Debt Facilities
Term Loan due November 2020 - On May 22, 2013, the Company entered into a $12.0 million financing agreement with a financial institution. The loan has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of December 31, 2017 was 5.1%. As of June 30, 2018 and December 31, 2017, the debt outstanding was $4.1 million and $4.9 million, respectively.
8% Convertible Promissory Notes - In December 2014, the Company entered into a three year $132.2 million convertible promissory note agreements with certain investors, including $10.0 million each from three related parties. The related parties consisted of Independent Board Members of the Company from Alberta Investment Management Corporation, KPCB Holdings, Inc. and New Enterprise Associates. The notes were amended to mature in December 2018.
As part of the agreements with certain investors, the Company entered into two more promissory note agreements in January and February 2015 for an additional $34.0 million. In June 2015, the Company entered into an additional promissory note agreement for $27.0 million requiring principal and interest accrued as due upon maturity and were amended to mature in December 2018.
The notes, which bore a fixed interest rate of 8.0%, compounded monthly, were due at maturity or at the election of the investor, with accrued interest due in December of each year which, at the election of the investor, can be paid or accrued. As of June 30, 2018 and December 31, 2017, the total amount outstanding was $254.1 million and $244.7 million, respectively, including accrued interest.
Investors held the right to convert the unpaid principal and accrued interest to Series G convertible preferred stock at any time at the price of $38.64. Upon the occurrence of an IPO, the outstanding principal and accrued interest under the notes would mandatorily convert into Series G convertible preferred stock.
On January 18, 2018, amendments were finalized to extend the maturity dates for all 8% Notes. The Constellation NewEnergy, Inc. note (the Constellation Note) was extended to December 2020 and interest rate decreased from 8% to 5%. All other 8% Notes were extended to December 2019.
As the Company had the intent and ability to extend the maturity of the debt from December 2018 to December 2020 for the Constellation Note and from December 2018 to December 2019 for all other 8% Notes, $245.5 million and $244.7 million of the debt was classified as noncurrent as of June 30, 2018 and December 31, 2017.
6% Convertible Promissory Notes (Originally 5% Convertible Promissory Notes) - In December 2015, January 2016 and September 2016 the Company entered into six promissory note agreements with J.P. Morgan, Canadian Pension Plan Investment Board (CPPIB), Mehetia Inc., New Enterprise Associates, and KPCB Holdings, Inc. The total value of the promissory notes is $260.0 million and originally bore a 5% fixed interest rate, compounded monthly, and are entirely due at maturity. Due to a reduction of collateral as a result of the issuance of 10% Secure Notes in June 2017 (see the discussion below headed 10% Notes), a 1% interest increase was negotiated between the Company and investors changing the interest rate from 5% to 6% effective July 1, 2017.
In connection with the issuance of the 6% Notes, the Company agreed to issue to J.P. Morgan and CPPIB, upon the occurrence of certain conditions, warrants to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. On August 31, 2017, J.P. Morgan transferred its rights to CPPIB and the warrants were issued.
As of June 30, 2018 and December 31, 2017, the amount outstanding was $294.8 million and $286.1 million, respectively, including accrued interest. At the election of the investors, the accrued interest and the unpaid principal can be converted into common stock at any time, with no provision for mandatory conversion upon IPO. In certain circumstances, the notes are also redeemable at the Company’s option, in whole or in part, in connection with a Change of Control or at a qualified inital public offering at a redemption price. In January 2018, the Company amended the terms of the 6% Notes to extend the convertible put option dates to December 2019.
10% Notes - In June 2017, the Company issued $100.0 million of senior secured notes. The 10% Notes mature in July 2024 and bear a 10.0% fixed rate of interest, payable semi-annually. The notes have a continuing security interest in the cash flows payable to the Company as servicing, operations and maintenance fees, as well as administrative fees from the five active power purchase agreements in the Company’s Bloom Electrons program. Under the terms of the indenture governing the 10% Notes, the Company is required to comply with various restrictive covenants, including meeting reporting requirements such as the preparation and delivery of audited consolidated financial statements and certain restrictions on investments.

The following table presents detail of the Company’s entire outstanding loan principal repayment schedule as of June 30, 2018 (in thousands):

Remaining 2018	$19,322
2019	241,136
2020	389,909
2021	153,639
2022	40,059
Thereafter	172,212
$1,016,277
Interest expense of $26.2 million and $25.6 million for the three months ended June 30, 2018 and 2017, respectively, was recorded in interest expense on the consolidated statements of operations. Interest expense of $49.2 million and $49.9 million for the six months ended June 30, 2018 and 2017, respectively, was recorded in interest expense on the consolidated statements of operations.
7. Derivative Financial Instruments
The Company uses various financial instruments to minimize the impact of variable market conditions on its results of operations. The Company employs natural gas forward contracts to protect against the economic impact of natural gas market prices and the Company uses interest rate swaps to minimize the impact of fluctuations from interest rate changes on its outstanding debt where LIBOR is applied. The Company does not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives as of June 30, 2018 and December 31, 2017 on the Company's consolidated balance sheets were as follows:

	June 30, 2018	December 31, 2017

Derivatives designated as hedging instruments
Other long-term assets	$912	$52
Total assets	$912	$52
Interest rate swap
Accrued other current liabilities	$155	$845
Derivative liabilities	2,528	5,060
Total liabilities	$2,683	$5,905
Natural Gas Derivatives
On September 1, 2011, the Company entered into a fixed price fixed quantity fuel forward contract with a gas supplier. This fuel forward contract is used as part of the Company’s program to manage the risk for controlling the overall cost of natural gas. The Company's PPA Company I is the only PPA Company for which gas was provided by the Company. The fuel forward contract meets the definition of a derivative under US GAAP. The Company has not elected to designate this contract as a hedge and, accordingly, any changes in its fair value is recorded within cost of revenue in the statements of operations. The fair value of the contract is determined using a combination of factors including the Company’s credit rate and future natural gas prices.
For the three months ended June 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded a gain of $0.8 million and $0.9 million, respectively. For the six months ended June 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded a loss of $0.1 million and $0.7 million, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded gains on the settlement of these contracts of $1.2 million and $1.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded gains on the settlement of these contracts of $2.3 million and $2.2 million, respectively. Gains and losses were recorded in cost of revenue on the consolidated statement of operations.

Interest Rate Swaps
PPA Company IIIb - In September 2013, PPA Company IIIb entered into an interest rate swap arrangement to convert a variable interest rate on debt to a fixed rate. The Company designated and documented its interest rate swap arrangement as a cash flow hedge. The swap’s term ends on October 1, 2020 which is concurrent with the final maturity of the debt floating interest rates reset on a quarterly basis. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive loss and was recognized as interest expense on settlement. The notional amounts of the swap were $25.2 million and $25.6 million as of June 30, 2018 and December 31, 2017, respectively. The Company measures the swap at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk.
The Company recorded a gain of $17,000 and a loss of $14,000 during the three months ended June 30, 2018 and 2017, respectively, due to the change in swap’s fair value. The Company recorded a gain of $54,000 and a loss of $30,000 during the six months ended June 30, 2018 and 2017, respectively, attributable to the change in swap’s fair value. These gains and losses were included in other expense, net in the consolidated statement of operations.
PPA Company V - In July 2015, PPA Company V entered into nine interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan. The loss on the swaps prior to designation was recorded in current-period earnings. In July 2015, the Company designated and documented its interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive loss and was recognized as interest expense on settlement. The notional amounts of the swaps were $187.9 million and $188.1 million as of June 30, 2018 and December 31, 2017, respectively. The Company measures the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. The Company recorded a gain of $55,000 and $20,000 during the three months ended June 30, 2018 and 2017, respectively, attributable to the change in swaps’ fair value. The Company recorded a gain of $109,000 and a gain of $53,000 attributable to the change in valuation during the six months ended June 30, 2018 and 2017. These gains were included in other expense, net in the consolidated statement of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings for the year ended December 31, 2017, and in the six months ended June 30, 2018, were as follows:

Balances at December 31, 2016	$6,937

Loss recognized in other comprehensive loss	669
Amounts reclassified from other comprehensive loss to earnings	(1,563)
Net gain recognized in other comprehensive loss	(894)
Gain recognized in earnings	(190)
Balances at December 31, 2017	$5,853

Gain recognized in other comprehensive loss	(3,622)
Amounts reclassified from other comprehensive loss to earnings	(297)
Net gain recognized in other comprehensive loss	(3,919)
Gain recognized in earnings	(163)
Balances at June 30, 2018	$1,771
6% Convertible Promissory Notes
On December 15, 2015, January 29, 2016, and September 10, 2016, the Company issued $160.0 million, $25.0 million, and $75.0 million, respectively, of 6% Convertible Promissory Notes ("6% Notes") that mature in December 2020. The 6% Notes are convertible at the option of the holders at a conversion price per share equal to the lower of $46.37 and 75% of the offering price of the Company’s common stock sold in an initial public offering. The valuation of this embedded put feature is recorded as a derivative liability in the consolidated balance sheet. The notes were initially recorded net of a discount of $6.3 million and the fair value of the embedded derivatives within the notes was $115.8 million. Fair value was determined using the binomial lattice method. The debt discount is being amortized through interest expense on the consolidated statements of operations over an accelerated three year amortization period based on when the Notes become puttable.
The Company measures the fair value of the derivatives at each reporting date and the Company recorded a loss of $23.5 million and a loss of $0.5 million attributable to the change in valuation for the three months ended June 30, 2018 and 2017, respectively. The Company recorded a gain of $2.4 million and a loss of $31.0 million attributable to the change in valuation for the six months ended June 30, 2018 and 2017, respectively. These gains and losses were included within loss on revaluation of warrant liabilities and embedded derivatives in the consolidated statement of operations.
8. Convertible Stock and Warrants
Convertible Preferred Stock
The following table summarizes the Company’s convertible preferred stock as of June 30, 2018 (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Carrying Value at June 30, 2018	Liquidation Preference

Series A preferred	9,374,101	9,374,101	$8,956	$4,689
Series B preferred	7,868,856	7,868,856	11,941	11,998
Series C preferred	5,979,069	5,979,069	44,928	45,000
Series D preferred	6,443,830	6,443,831	102,648	103,907
Series E preferred	9,486,398	9,486,398	198,264	167,767
Series F preferred	14,597,248	13,885,893	376,962	385,750
Series G preferred	26,712,107	18,702,014	722,142	722,646
	80,461,609	71,740,162	$1,465,841	$1,441,757
Preferred Stock Warrants
The Company accounts for its issuance of preferred stock warrants at fair value. The Company has issued warrants to purchase Series F and Series G preferred stock. The following table summarizes the warrants outstanding, together with their respective fair values (in thousands, except warrants outstanding):

	June 30, 2018		December 31, 2017
	Warrants Outstanding	Fair Value of Warrants	Warrants Outstanding	Fair Value of Warrants

Series F	581,182	$2,327	581,182	$8,378
Series G	279,606	42	279,606	1,447
	860,788	$2,369	860,788	$9,825
Common Stock Warrants
During 2014 and in connection with a dispute settlement with the principals of a securities placement agent, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at $38.64 per share. The fair value of $3.3 million was recorded as expense in the consolidated statements of operations in 2013 when the obligation became probable. The common stock warrants are immediately exercisable and expire five years from the date of issuance.
During 2016, in connection with the 6% Convertible Promissory Notes entered in December 2015 and September 2016, the Company recorded a $9.2 million warrant expense for convertible redeemable common stock warrants issued to J.P. Morgan and CPPIB, to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. During 2017, the fair value of the right to common stock warrants was re-measured and $0.2 million in warrant expenses was charged to the consolidated statement of operations, and on August 31, 2017, J.P. Morgan assigned their warrants to CPPIB and all 312,888 warrant shares were issued to CPPIB, and the Company reclassified the $9.4 million of accrued warrant liabilities to additional paid in capital, which is not subject to further remeasurement in the fair value.

9. Income Taxes
For the three months ended June 30, 2018 and 2017, the Company recorded an expense for income taxes of $0.1 million on a pre-tax loss of $50.1 million for an effective tax rate of (0.3)% and an expense for income taxes of $0.2 million on a pre-tax loss of $67.4 million for an effective tax rate of (0.3)%, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded an expense for income taxes of $0.5 million on a pre-tax loss of $72.1 million for an effective tax rate of (0.6)% and an expense for income taxes of $0.4 million on a pre-tax loss of $132.5 million for an effective tax rate of (0.3)%, respectively. The effective tax rate for the periods presented is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not more-likely-than-not to be realized. Management believes that, based on available evidence both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $542.4 million as of December 31, 2017. There were no releases from the valuation allowance in either period.
At December 31, 2017, the Company had federal and state net operating loss carryforwards of $1.7 billion and $1.5 billion, respectively, which will expire, if unused, beginning in 2022 and 2018, respectively. In addition, at December 31, 2017 the Company had approximately $16.1 million of federal research credit, $6.6 million of federal investment tax credit, and $12.2 million of state research credit carryforwards. The federal tax credit carryforwards begin to expire in 2022. The state credit carryforwards may be carried forward indefinitely. The Company has not recorded deferred tax assets for the federal and state research credit carryforwards as the entire amount of the carryforwards represent unrecognized tax benefits.
U.S. law H.R.1, commonly referred as to the Tax Cuts and Jobs Act of 2017 (The Act) was enacted on December 22, 2017. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. For the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Act, the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. The Company is in the measurement period, however the Company believes it has made reasonable estimate for all effects for periods presented.
As a result of The Act, the U.S. statutory tax rate was lowered from 34 percent to 21 percent effective on January 1, 2018. The Company is required to remeasure the U.S. deferred tax assets and liabilities to the new tax rate. The U.S. operation is in a net deferred tax asset position, offset by a full valuation allowance.

10. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net loss	$(45,677)	$(63,475)	$(63,393)	$(123,007)
Less: noncumulative dividends to preferred stockholders	—	—	—	—
Less: undistributed earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders-basic	(45,677)	(63,475)	(63,393)	(123,007)
Add: adjustments to undistributed earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders-diluted	$(45,677)	$(63,475)	$(63,393)	$(123,007)
Denominator:
Weighted average shares of common stock-basic	10,536	10,209	10,470	10,176
Effect of potentially dilutive stock options	—	—	—	—
Weighted average shares of common stock-diluted	10,536	10,209	10,470	10,176
Net loss per share attributable to common stockholders:
Basic and diluted	$(4.34)	$(6.22)	$(6.05)	$(12.09)
The following common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Convertible and non-convertible redeemable preferred stock	85,945	85,009	85,945	85,009
Stock options to purchase common stock	2,148	3,091	2,148	3,091
Convertible redeemable preferred stock warrants	60	60	60	60
Convertible redeemable common stock warrants	312	312	312	312
Total	88,465	88,472	88,465	88,472
11. Stock-Based Compensation and Employee Benefit Plan
2002 Stock Plan
The Company's 2002 Stock Plan (the 2002 Plan) was approved in April 2002 and amended in June 2011. In August 2012 and in connection with the adoption of the 2012 Plan, shares authorized for issuance under the 2002 Plan were cancelled, except for those shares reserved for issuance upon exercise of outstanding stock options. Any outstanding stock options granted under the 2002 Plan will remain outstanding, subject to the terms of the 2002 Plan and applicable award agreements, until such shares are issued under those awards (by exercise of stock options) or until the awards terminate or expire by their terms. No additional awards have been or will be granted under the 2002 Plan after the adoption of the 2012 Equity Incentive Plan.
As of June 30, 2018, options to purchase 2.6 million shares of Class B common stock were outstanding under the 2002 Plan and no shares were available for future grant. As of June 30, 2018, the weighted average exercise price of outstanding options was $19.05 per share.

2012 Equity Incentive Plan
The Company's 2012 Equity Incentive Plan (the 2012 Plan) was approved in August 2012. The 2012 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights and restricted stock awards (RSUs), all of which may be granted to employees, including officers, and to non-employee directors and consultants except the Company may grant incentive stock options only to employees. Under the 2012 Plan, incentive and nonqualified stock options may be granted at a price not less than fair value and 85% of the fair value of common stock, respectively, and at 110% of fair value to holders of 10% or more of voting stock.
As of June 30, 2018, options to purchase 11.6 million shares of Class B common stock were outstanding under the 2012 Plan and 14.8 million shares were available for future grant. As of June 30, 2018, the weighted average exercise price of outstanding options under the 2012 Plan was $30.95 per share.
As of June 30, 2018, the Company had outstanding RSUs that may be settled for 3,107,101 shares of Class B common stock which were granted pursuant to the Company's 2012 Equity Incentive Plan.
2018 Equity Incentive Plan
The 2018 Equity Incentive Plan (the 2018 Plan) was approved in April, 2018. The 2018 Plan became effective upon the IPO and will serve as the successor to the 2012 Plan. The Company has reserved 13.3 million shares of Class A common stock under the 2018 Plan, and no more than 26.7 million shares of Class A common stock will be issued pursuant to the exercise of incentive stock options.
The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses. The 2018 Plan will provide for the grant of awards to employees, directors, consultants, independent contractors and advisors, provided the consultants, independent contractors, directors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of stock options will be at least equal to the fair market value of Class A common stock on the date of grant.
Activity
The following table summarizes the components of employee and non-employee stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of revenue	$1,971	$1,879	$3,869	$3,637
Research and development	1,739	1,377	3,376	2,706
Sales and marketing	1,214	1,379	2,166	2,620
General and administrative	2,894	3,383	6,362	5,700
Total stock-based compensation	$7,818	$8,018	$15,773	$14,663

Stock option and RSU activity is as follows:

		Outstanding Options/RSUs
	Options/ RSUs Available for Grant	Number of Shares	Outstanding Options Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2016	2,768,450	13,171,196	$23.85	6.11	$74,717
Added to plan	647,159	—
Granted	(2,698,594)	2,698,594	$30.96
Exercised	—	(157,049)	$2.76
Cancelled	967,760	(967,760)	$7.44
Expired	(647,159)	—
Balances at December 31, 2017	1,037,616	14,744,981	$26.42	6.19	$52,703
Added to plan	13,878,793	—
Granted	(423,854)	423,854	$27.95
Exercised	—	(219,724)	$3.69
Cancelled	813,078	(813,078)	$9.32
Expired	(543,306)	—
Balances at June 30, 2018	14,762,327	14,136,033	$28.11	6.16	$31,403
Vested and expected to vest at June 30, 2018		10,917,867	$28.08	6.13	$31,402
Exercisable at June 30, 2018		7,483,523	$26.77	5.04	$31,349
Stock Options - During the three months ended June 30, 2018 and 2017, the Company recognized $7.6 million and $7.4 million of employee stock-based compensation expense, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized $15.4 million and $13.9 million of employee stock-based compensation expense, respectively. No stock-based compensation costs were capitalized in the three and six months ended June 30, 2018 and 2017.
During the three months ended June 30, 2018 and 2017, the Company recognized $0.2 million and $0.1 million of non-employee stock-based compensation expense, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized $0.4 million and $0.8 million of non-employee stock-based compensation expense, respectively. No non-employee stock-based compensation costs were capitalized in the three and six months ended June 30, 2018 and 2017.
During the three months ended June 30, 2018 and 2017, the intrinsic value of stock options exercised was $3.9 million and $2.2 million, respectively. During the six months ended June 30, 2018 and 2017, the intrinsic value of stock options exercised was $5.9 million and $2.5 million, respectively.
The Company granted 313,909 and 1,519,861 options during the three months ended June 30, 2018 and 2017, respectively. The Company granted 423,854 and 1,681,673 options during the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018 the Company had unrecognized compensation cost related to unvested stock options of $52.6 million. This expense is expected to be recognized over the remaining weighted-average period of 2.12 years. The Company had no excess tax benefits in the three and six months ended June 30, 2018 and 2017.
Restricted Stock Units (RSUs) - RSU award shares shall begin vesting at the end of the lock-up period following the IPO, and the remaining shares will vest on the first and second anniversary date of such date. The estimated fair value of RSU awards is based on the fair value of the Company’s common stock on the date of grant.
The total fair value of RSUs granted during the three months ended June 30, 2018 and 2017 was $0.9 million and $13.4 million, respectively. The total fair value of RSUs granted during the six months ended June 30, 2018 and 2017, was $1.3 million and $14.8 million, respectively.
As of June 30, 2018, the Company had $96.2 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.4 years.

A summary of the Company’s RSU activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2016	2,666,446	$30.95
Granted	552,481	30.96
Vested	(33,896)	30.96
Forfeited	(44,453)	30.95
Unvested Balance at December 31, 2017	3,140,578	30.95
Granted	41,246	30.96
Vested	(3,615)	30.96
Forfeited	(71,108)	30.94
Unvested Balance at June 30, 2018	3,107,101	$30.95
2018 Employee Stock Purchase Plan
In April 2018, the Company adopted the 2018 Employee Stock Purchase Plan (ESPP). The ESPP became effective upon the IPO in July 2018 and subsequent to the date of these financial statements. The ESPP is intended to qualify under Section 423 of the Code. 3,333,333 shares of Class A common stock are initially reserved for issuance under the ESPP.
Employee Benefit Plan
The Company maintains a tax-qualified 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age. Under the 401(k) plan, employees may elect to defer up to 60% of eligible compensation, subject to applicable annual Code limits. The Company does not match any contributions made by employees, including executives, but has the discretion to do so. The Company intends for the 401(k) plan to qualify under Section 401(a) and 501(a) of the Internal Revenue Code so that contributions and income earned on contributions are not taxable to employees until withdrawn from the plan.
12. Power Purchase Agreement Programs
Overview
In mid-2010, the Company began offering its Energy Servers through its Bloom Electrons program, which the Company denotes as Power Purchase Agreement Programs, financed via investment entities. Under these arrangements, an operating entity is created (the Operating Company) which purchases the Energy Server from the Company. The end customer then enters into a power purchase agreement (PPA) with the Operating Company to purchase the power generated by the Energy Server(s) at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. In some cases similar to direct purchases and leases, the standard one-year warranty and performance guarantees are included in the price of the product. The Operating Company also enters into a master services agreement (MSA) with the Company following the first year of service to extend the warranty services and guarantees over the term of the PPA. In other cases, the MSA, including warranties and guarantees, are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the energy server(s) and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized up-front in the same manner as direct purchase and lease transactions. Substantially all of the Company’s subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. The Company recognizes the cost of revenue, primarily product costs and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.
The Company and third-party equity investors (Equity Investors) contribute funds into a limited liability investment entity (Investment Company) that owns and is parent to the Operating Company (together, the PPA Entities). The PPA Entities constitute variable investment entities (VIEs) under US GAAP. The Company has considered the provisions within the contractual agreements which grant it power to manage and make decisions affecting the operations of these VIEs. The Company considers that the rights granted to the Equity Investors under the contractual agreements are more protective in nature rather than participating. Therefore, the Company has determined under the power and benefits criterion of ASC 810 - Consolidations that it is the primary beneficiary of these VIEs.

As the primary beneficiary of these VIEs, the Company consolidates in its financial statements the financial position, results of operations and cash flows of the PPA Entities, and all intercompany balances and transactions between the Company and the PPA Entities are eliminated in the consolidated financial statements.
The Company established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase Energy Servers manufactured by the Company in its normal course of operations. All six PPA Entities utilized their entire available financing capacity and completed the purchase of Energy Servers as of June 30, 2018. Any debt incurred by the Operating Companies is non-recourse to the Company. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits.
The Operating Company acquires Energy Servers from the Company for cash payments that are made on a similar schedule as if the Operating Company were a customer purchasing an Energy Server from the Company outright. In the consolidated financial statements, the sale of Energy Servers by the Company to the Operating Company are treated as intercompany transactions after the elimination of intercompany balances. The acquisition of Energy Servers by the Operating Company is accounted for as a non-cash reclassification from inventory to Energy Servers within property, plant and equipment, net on the Company’s consolidated balance sheets. In arrangements qualifying for sales-type leases, the Company reduces these recorded assets by amounts received from U.S. Treasury Department cash grants and from similar state incentive rebates.
The Operating Company sells the electricity to end customers under PPAs. Cash generated by the electricity sales, as well as receipts from any applicable government incentive program, is used to pay operating expenses (including the management and services the Company provides to maintain the Energy Servers over the term of the PPA) and to service the non-recourse debt, with the remaining cash flows distributed to the Equity Investors. In transactions accounted for as sales-type leases, the Company recognizes subsequent customer billings as electricity revenue over the term of the PPA and amortizes any applicable government incentive program grants as a reduction to depreciation of the Energy Server over the term of the PPA. In transactions accounted for as operating leases, the Company recognizes subsequent customer payments and any applicable government incentive program grants as electricity revenue over the term of the PPA.
Upon sale or liquidation of a PPA Entity, distributions would occur in the order of priority specified in the contractual agreements.

The table below shows the details of the Investment Companies from inception to the periods indicated (dollars in thousands):

	PPA I	PPA Company II	PPA Company IIIa	PPA Company IIIb	PPA Company IV	PPA Company V
Maximum size of installation (in megawatts)	25	30	10	6	21	40
Term of power purchase agreements (years)	10	21	15	15	15	15
First system installed	Sep-10	Jun-12	Feb-13	Aug-13	Sep-14	Jun-15
Last system installed	Mar-13	Nov-13	Jun-14	Jun-15	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	99%	99%	99%	90%	99%
Cash allocation to Equity Investor	80%	99%	99%	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	22%	5%	5%	5%	No flip	No flip
Equity Investor(1)	Credit Suisse	Credit Suisse	US Bank	US Bank	Exelon Corporation	Exelon Corporation
Put option date(2)	10th anniversary of initial funding date	10th anniversary of initial funding date	1st anniversary of flip point	1st anniversary of flip point	N/A	N/A
Activity as of June 30, 2018:
Installed size (in megawatts)	5	30	10	5	19	37
Company cash contributions	$180,699	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions(3)	$—	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$100,000	$139,993	$36,967	$20,152	$84,782	$227,344
Distributions to Equity Investor	$(81,016)	$(116,942)	$(3,691)	$(1,604)	$(4,275)	$(63,936)
Debt financing	$—	$144,813	$44,968	$28,676	$99,000	$131,237
Debt repayment—principal	$—	$(59,300)	$(3,668)	$(3,523)	$(14,582)	$(4,274)
Activity as of December 31, 2017:
Installed size (in megawatts)	5	30	10	5	19	37
Company cash contributions	$180,699	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions(3)	$—	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$100,000	$139,993	$36,967	$20,152	$84,782	$227,344
Distributions to Equity Investor	$(81,016)	$(111,296)	$(3,324)	$(1,404)	$(2,565)	$(60,286)
Debt financing	$—	$144,813	$44,968	$28,676	$99,000	$131,237
Debt repayment—principal	$—	$(53,726)	$(3,041)	$(3,077)	$(13,697)	$(2,834)

(1)	Investor name represents ultimate parent of subsidiary financing the project.

(2)	Investor right on the certain date, upon giving the Company advance written notice, to sell the membership interests to the Company or resign or withdraw from the Company.

(3)
Non-cash contributions consisted of warrants that were issued by the Company to respective lenders to each PPA Entity, as required by such entity’s credit agreements. The corresponding values are being amortized using the effective interest method over the debt term.

Some of the Company's PPA Entities contain structured provisions whereby the allocation of income and equity to the Equity Investors changes at some point in time after the formation of the PPA Entity. The change in allocations to Equity Investors (or the "flip") occurs based either on a specified future date or once the Equity Investors reaches its targeted rate of return. For PPA Entities with a specified future date for the flip, the flip occurs January 1 of the calendar year immediately following the year that includes the fifth anniversary of the date the last site achieves commercial operation.
The noncontrolling interests in PPA Company II, PPA Company IIIa and PPA Company IIIb are redeemable as a result of the put option held by the Equity Investors. The redemption value is the put amount. At June 30, 2018, and December 31, 2017, the carrying value of redeemable noncontrolling interests of $54.9 million and $58.2 million, respectively, exceeded the maximum redemption value.

PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to the Company. The aggregate carrying values of the PPA Entities’ assets and liabilities in the Company's consolidated balance sheets, after eliminations of intercompany transactions and balances, were as follows:

	June 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$9,691	$9,549
Restricted cash	4,735	7,969
Accounts receivable	7,293	7,680
Customer financing receivable	5,398	5,209
Prepaid expenses and other current assets	1,802	6,365
Total current assets	28,919	36,772
Property and equipment, net	414,684	430,464
Customer financing receivable, non-current	69,963	72,677
Restricted cash	27,604	26,748
Other long-term assets	4,423	3,767
Total assets	$545,593	$570,428
Liabilities
Current liabilities
Accounts payable	$482	$520
Accrued other current liabilities	1,569	2,378
Deferred revenue and customer deposits	786	786
Current portion of debt	19,655	18,446
Total current liabilities	22,492	22,130
Derivative liabilities	2,528	5,060
Deferred revenue	9,092	9,482
Long-term portion of debt	333,102	342,050
Other long-term liabilities	1,514	1,226
Total liabilities	$368,728	$379,948
As stated above, the Company is a minority shareholder in the PPA Entities for the administration of the Company's Bloom Electrons program. PPA Entities contain debt that is non-recourse to the Company. The PPA Entities also own Energy Server assets for which the Company does not have title. Although the Company will continue to have Power Purchase Agreement Program entities in the future and offer customers the ability to purchase electricity without the purchase of Energy Servers, the Company does not intend to be a minority investor in any new Power Purchase Agreement Program entities.

The Company believes that by presenting assets and liabilities separate from the PPA Entities, it provides a better view of the true operations of the Company's core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy, the PPA Entities combined and Company consolidated balances as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Bloom	PPA Entities	Consolidated	Bloom	PPA Entities	Consolidated

Assets
Current assets	$361,354	$28,919	$390,273	$383,209	$36,772	$419,981
Long-term assets	250,790	516,674	767,464	267,350	533,656	801,006
Total assets	612,144	545,593	1,157,737	650,559	570,428	1,220,987
Liabilities
Current liabilities	215,303	2,837	218,140	247,464	3,684	251,148
Current portion of debt	10,351	19,655	30,006	1,690	18,446	20,136
Long-term liabilities	531,137	13,134	544,271	513,367	15,768	529,135
Long-term portion of debt	597,021	333,102	930,123	579,155	342,050	921,205
Total liabilities	$1,353,812	$368,728	$1,722,540	$1,341,676	$379,948	$1,721,624
13. Commitments and Contingencies
Commitments
Leases - The Company leases its facilities, office buildings and equipment under operating leases that expire at various dates through December 2020. The Company’s headquarters are used for corporate administration, research and development, sales and marketing and manufacturing, and currently consists of approximately 31,000 square feet of occupied space in Sunnyvale, California under lease through December 2018. In April 2018, the Company entered into a new lease for the Company's headquarters commencing in January 2019 to occupy approximately 181,000 square feet of office space in San Jose, California through December 2028.
During the three months ended June 30, 2018 and 2017, rent expense for all occupied facilities was $1.4 million and $1.4 million, respectively. During the six months ended June 30, 2018 and 2017, rent expense for all occupied facilities was $2.9 million and $2.9 million, respectively.
Beginning in December 2015, the Company is a party to master lease agreements that provide for the sale of Energy Servers to third parties and the simultaneous leaseback of the systems, which the Company then subleases to its customers. The lease agreements expire on various dates through 2025 and there was no rent expense for the three and six months ended June 30, 2018 and 2017.
At June 30, 2018, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2018	$3,781
2019	7,398
2020	6,882
2021	5,097
2022	4,382
Thereafter	25,249
$52,789
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and ensure an adequate supply of inventories, the Company has agreements with its component suppliers and contract manufacturers to allow them to procure long lead-time component inventory based on a rolling production forecast. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. The Company can generally give notice of order cancellation at least 90 days prior to the delivery date. However, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of June 30, 2018 and December 31, 2017, the Company had no material open purchase orders with its component suppliers and third-party manufacturers that are not cancelable.
Power Purchase Agreement Program - Under the terms of the Bloom Electrons program (Refer to Note 12 - Power Purchase Agreement Programs), customers agree to purchase power from the Company’s Energy Servers at negotiated rates, generally for periods of up to twenty-one years. The Company is responsible for all operating costs necessary to maintain, monitor and repair the Energy Servers, including the fuel necessary to operate the systems for some PPA contracts. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures.
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guarantees, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guarantees are accrued in periods when the guarantees are not met and are recorded in cost of service revenue in the consolidated statements of operations. The PPA Entities did not have any such payments during the three and six months ended June 30, 2018 and 2017 and no such liabilities as of June 30, 2018 and December 31, 2017.
Contingencies
Indemnification Agreements - The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Warranty Costs - The Company generally warrants its products sold to its direct customers for one year following the date of acceptance of the products (the standard one-year warranty). As part of its MSAs, the Company provides output and efficiency guarantees (collectively “performance guarantees”) to its customers when systems operate below contractually specified levels of efficiency and output. Such amounts have not been material to date.
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions, and against manufacturing or performance defects. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims during the warranty period, as of the balance sheet date.
The Company’s obligations under its standard one-year warranty and MSA agreements are generally in the form of product replacement, repair or reimbursement for higher customer electricity costs. Further, if the Energy Servers run at a lower efficiency or power output than the Company committed under its performance guarantee, the Company will reimburse the customer for the underperformance. The Company’s aggregate reimbursement obligation for this performance guarantee for each order is capped at a portion of the purchase price.
Delaware Economic Development Authority - In March 2012, the Company entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that the Company must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full time workers a cumulative total of $108.0 million in compensation by September 30, 2017. Further, there are two additional recapture periods at which time the Company must continue to employ 900 full time workers and the cumulative total compensation paid by the Company is required to be at least $324.0 million by September 30, 2023. As of June 30, 2018, the Company had 328 full time workers in Delaware and paid $80.4 million in cumulative compensation. The Company has so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that the Company does not meet the milestones, it may have to repay the Delaware Economic Development Authority including up to $5.0 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of June 30, 2018, the Company had paid $1.5 million for recapture provisions and have recorded $10.5 million in other long-term liabilities for any potential repayments.
Self-Generation Incentive Program (SGIP) - The Company’s PPA Entities’ customers receive payments under the SGIP which is a program specific to the State of California that provides financial incentives for the installation of new, qualifying self-generation equipment that the Company owns. The SGIP program issues 50% of the fully anticipated amount in the first year the equipment is placed into service. The remaining incentive is then paid based on the size of the equipment (i.e., nameplate kilowatt capacity) over the subsequent five years.

The SGIP program has operational criteria primarily related to fuel mixture and minimum output for the first five years after the qualified equipment is placed in service. If the operational criteria are not fulfilled, it could result in a partial refund of funds received. However, for certain PPA Entities, the Company makes SGIP reservations on behalf of the PPA Entity and therefore, the PPA Entity bears the risk of loss if these funds are not paid.
Investment Tax Credits (ITC) - Through December 31, 2016, purchase of the Company’s Energy Servers were eligible for federal investment tax credits, or ITCs, that accrued to eligible property under Internal Revenue Code Section 48. The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed or otherwise ceases to be investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the incentives. The Company's purchase of Energy Servers were by the PPA Entities and, therefore, the PPA Entities bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future.
Legal Matters - From time to time, the Company is involved in disputes, claims, litigation, investigations, proceedings and/or other legal actions consisting of commercial, securities, and employment matters that arise in the ordinary course of business. The Company reviews all legal matters at least quarterly and assesses whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular situation. The Company records an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matters may be materially different from the Company’s estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or on future periods.
14. Segment Information and Concentration of Risk
Segments and the Chief Operating Decision Maker (CODM)
The Company’s chief operating decision makers (CODMs), the Chief Executive Officer and the Chief Financial Officer, review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The CODMs allocate resources and make operational decisions based on direct involvement with the Company’s operations and product development efforts. The Company is managed under a functionally-based organizational structure with the head of each function reporting to the Chief Executive Officer. The CODMs assess performance, including incentive compensation, based upon consolidated operations performance and financial results on a consolidated basis. As such, the Company has a single reporting segment and operating unit structure.
Concentration of Geographic Risk
Substantially all of the Company’s revenue and long-lived assets are attributable to operations in the United States for all periods presented.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivables, customer financing lease receivables and counterparties to derivative instruments.
The Company only invests cash and cash equivalents in institutions which maintain the highest ratings of creditworthiness. Short-term investments consist of U.S. Treasury Bills. The Company conducts periodic evaluations of the creditworthiness of its customers and the collectability of its accounts receivable and financing leases receivable and provides for potential credit losses as necessary in the consolidated financial statements. The Company limits its credit risk on derivative instruments by dealing only with counterparties that are considered to be of high credit quality.
To date, the Company has neither provided an allowance for uncollectible accounts nor experienced any credit loss.
Concentrations of Customer Risk
The Company's Energy Servers are sold at a significant purchase price with few numerical sales in any given quarter. Consequently in any particular period, a substantial proportion of total revenue is concentrated in a relatively small number of customers. In subsequent periods, the same is true for a different set of customers. Therefore, although revenue is highly concentrated in a few customers in a single quarterly period, such is not the case when examining revenue over longer terms.
In the three months ended June 30, 2018, total revenue from Macerich and The Southern Company represented 19% and 16% of the Company’s total revenue, respectively. In the six months ended June 30, 2018, total revenue from The Southern Company and Korea Energy represented 53% and 17% of the Company's total revenue, respectively. In the three months ended June 30, 2017, total revenue from Macerich and The Southern Company, represented 19% and 16% of the Company’s total revenue, respectively. In the six months ended June 30, 2017, total revenue from The Southern Company and Korea Energy represented 53% and 17% of total revenue, respectively.
Concentrations of Supply Risk
The Company’s products are manufactured using a rare earth mineral. The suppliers for this raw material are primarily located in Asia. A significant disruption in the operations of one or more of these suppliers could impact the production of the Company’s products which could have a material adverse effect on its business, financial condition and results of operations.
Cybersecurity Risk
All of the Company's installed Energy Servers are connected to and controlled and monitored by the Company's centralized remote monitoring service. Additionally, the Company relies on internal computer networks for many of the systems used to operate the business generally. The Company may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber-attacks. The Company takes protective measures and endeavors to modify these internal systems as circumstances warrant to prevent unauthorized intrusions or disruptions.
15. Related Party Transactions
The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest paid or payable to related parties (included in interest expense)	$13,923	$9,414	$25,985	$16,930
Consulting expenses paid to related parties (included in general and administrative expense)	52	50	102	101
As of June 30, 2018 and December 31, 2017, the Company had $108.8 million and $107.0 million, respectively, in debt and convertible notes from investors considered to be related parties.
8% Convertible Promissory Notes
In December 2014, the Company entered into a three year $132.2 million convertible promissory note agreements with certain investors, including $10.0 million each from related parties Alberta Investment Management Corporation, KPCB Holdings, Inc. and New Enterprise Associates. The notes were amended to mature in December 2018. The loans, which bear a fixed interest rate of 8.0%, compounded monthly, are due at maturity or at the election of the investor, with accrued interest due in December of each year which, at the election of the investor, can be paid or accrued. Investors have the right to convert the unpaid principal and accrued interest to Series G convertible preferred stock at any time at the price of $38.64. If an initial public offering occurs prior to the payment in full, the outstanding principal and accrued interest will mandatorily convert into Series G convertible preferred stock. As of June 30, 2018 and December 31, 2017, the Company had $39.9 million and $38.3 million, respectively, in 8% Convertible Promissory Notes from investors considered to be related parties. Upon completion of the initial public offering in July 2018, the 8% Notes converted into 1,038,050 Series G convertible preferred stock and concurrently converted into shares of Series B common stock.
6% Convertible Promissory Notes (Originally 5% Convertible Promissory Notes)
In December 2015, January 2016 and September 2016 the Company entered into six promissory note agreements with related parties Canadian Pension Plan Investment Board (CPPIB), New Enterprise Associates, KPCB Holdings, Inc., J.P. Morgan and one other non-related party. The total value of the promissory notes is $260.0 million and originally bore a 5% fixed interest rate, compounded monthly, and are entirely due at maturity. Due to a reduction of collateral as a result of the issuance of other notes, a 1% interest increase was negotiated changing the interest rate from 5% to 6% effective July 1, 2017.
As of June 30, 2018 and December 31, 2017, the amount outstanding to the related parties was $27.6 million and $26.8 million, respectively, including accrued interest. At the election of the investors, the accrued interest and the unpaid principal can be converted into common stock at any time with no provision for mandatory conversion upon the initial public offering. In certain circumstances, the notes are also redeemable at the Company’s option, in whole or in part, in connection with a Change of Control or at a qualified IPO at a redemption price. In January 2018, the Company amended the terms of the 6% Notes to extend the convertible put option dates to December 2019.

Term Loan due September 2028
In 2013 and 2014, the Company obtained a $45.0 million term loan from related party Alberta Investment Management Corporation ("Alberta") to fund the purchase and installation of Energy Servers related to PPA IIIa due September 2028. The Company repaid $0.3 million and $0.2 million of outstanding debt to Alberta in the three months ended June 30, 2018 and 2017, respectively. The Company repaid $0.6 million and $0.4 million of outstanding debt to Alberta in the six months ended June 30, 2018 and 2017, respectively. Furthermore, the Company paid $0.8 million and of interest to Alberta in the three months ended June 30, 2018 and 2017, respectively, and Company paid $1.6 million and of interest to Alberta in the six months ended June 30, 2018 and 2017, respectively. The balance of the loan as of June 30, 2018 and December 31, 2017 was $41.3 million and $41.9 million, respectively.
Common Stock Warrants
In connection with the 6% Convertible Promissory Notes, the Company agreed to issue common stock warrants to related parties J.P. Morgan and CPPIB for the right to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. During 2017, the fair value of the right to common stock warrants was re-measured and $0.2 million in warrant expenses was charged to the consolidated statement of operations. On August 31, 2017, J.P. Morgan assigned their warrants to CPPIB and all 312,888 warrant shares were issued to CPPIB, and the Company reclassified the $9.4 million of accrued warrant liabilities to additional paid in capital, which is not subject to further remeasurement in the fair value.
Consulting Arrangement
In January 2009, the Company entered into a consulting agreement with General Colin L. Powell, a member of the Company’s board of directors, pursuant to which General Powell performs certain strategic planning and advisory services for the Company. Pursuant to this consulting agreement, General Powell receives compensation of $125,000 per year and reimbursement for reasonable expenses.
16. Subsequent Events
Authorized Shares and Reverse Stock Split - The Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to effect a 2-for-3 reverse stock split of the Company’s Class B common stock on July 5, 2018 and July 18, 2018, respectively. The Company filed the amended and restated certificate of incorporation on July 19, 2018 which effected the 2-for-3 reverse stock split and reduced the authorized number of shares for both Class A common stock and Class B common stock from 600,000,000 shares to 400,000,000 shares for each class. The financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of Class B common stock to accumulated deficit.
Initial Public Offering - In July 2018, the Company successfully completed an initial public stock offering (IPO) with the sale of 20,700,000 shares of Class A common stock, at a price of $15.00 per share, resulting in net cash proceeds of $284.3 million, net of underwriting discounts and commissions.
8% Convertible Promissory Notes Converted (8% Notes) - In July 2018, the $221.6 million, including principal and accrued interest, of outstanding 8% Notes automatically converted into shares of Class B common stock upon which which were convertible. See Note 6 - Outstanding Loans and Security Agreements for details. Upon the Company's IPO, the original notes converted to shares of Series G convertible preferred stock at a conversion price of $38.64 per share and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. 5,734,440 shares of Class B common stock were issued from conversions and the debt was retired.
Convertible Preferred Stock - Shares of the Company's convertible preferred stock were convertible into an equal number of shares of Class B common stock upon the completion of the IPO in July 2018. 71,740,162 shares of Class B common stock were issued from the conversion of convertible preferred stock.
Warrants - On August 31, 2017 and in connection with the issuance of the 6% Convertible Promissory Notes, the Company issued common stock warrants to CPPIB to purchase up to 312,888 shares of the Company’s common stock. All the warrants were exercised for Class B Common stock upon the completion of the IPO in July 2018.
Litigation - In July 2018, the Company received a Statement of Claim from two former executives of Advanced Equities, Inc. seeking to compel arbitration and alleging a breach of a confidential agreement from June 2014. This Statement of Claim sought, among other things, to void the indemnification and confidentiality provisions under the confidential agreement and to recover attorneys’ fees and costs. The Statement of Claim was dismissed without prejudice on July 22, 2018.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” ”seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, legislative actions and regulatory compliance, competitive positions, management's plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure defaults, if any, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our PPA Entities, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, risks related to privacy and data security, the likelihood of any impairment of project assets, long-lived assets, and investments, trends in revenue, cost of revenue and gross profit (loss), trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue, our limited operating history and our nascent industry, the significant losses we have incurred in the past, the significant upfront costs of our Energy Servers, the risk of manufacturing defects in our Energy Servers, the availability of rebates, tax credits and other tax benefits, and other financial incentives, the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs, and general market, political, economic and business conditions, including potential changes in tariffs.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our prospectus for the sale of our Class A common stock effective July 24, 2018 filed with the Securities and Exchange Commission. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview
We provide an advanced distributed electric power generation solution, based on our proprietary solid oxide fuel cell technology that provides our customers with a reliable, resilient, sustainable and more cost effective clean alternative to the electric grid. Our solution, the Bloom Energy Server, is an on-site stationary power generation platform, capable of delivering uninterrupted, 24x7 base load power that is fault tolerant, resilient and clean. We currently primarily target commercial and industrial customers.
We market and sell our Energy Servers primarily through our direct sales organization in the United States. Recognizing that deploying our solutions requires a material financial commitment from our customers, we typically seek to engage customers that have the financial capability to either purchase our Energy Servers directly or arrange creditworthy counterparties to financing agreements. Our typical target customer has been either an investment-grade entity or a customer with investment-grade attributes such as size, assets and revenue, liquidity, geographically diverse operations and general financial stability. Given that our customers are typically large institutions with multi-level decision making processes, we generally experience a lengthy sales process.
Our solution is capable of addressing customer needs across a wide range of industry verticals. The industries we currently serve consist of banking and financial services, cloud services, technology and data centers, communications and media, consumer packaged goods and consumables, education, government, healthcare, hospitality, logistics, manufacturing, real estate, retail and utilities. Our Energy Servers are deployed at customer sites across 11 states in the United States, as well as in India, Japan and South Korea. Our customer base includes 25 of the Fortune 100 companies. We believe that we are currently capturing only a small percentage of our largest customers’ total energy spend, which gives us an opportunity for growth within those customers, particularly as the price of grid power increases in the areas where our existing customers have additional sites. Since the timing of revenue we recognize depends, in part, on the option chosen by the customer to finance the purchase of the Energy Server, customers that may have accounted for a significant amount of product revenue in one period may not necessarily account for similar amounts of product revenue in future periods.
To date, substantially all of our revenue has been derived from customers based in the United States. However, we are increasing our sales efforts outside of the United States, with initial customer installations in India, Japan and South Korea.
Although the size of each system deployment can vary substantially and usually exceeds 250 kilowatts, we measure and track our system deployments and customer acceptances in 100 kilowatt equivalents. As of June 30, 2018, we had installed 3,281 of such systems, which is equivalent to 328 total megawatts.
The purchase of our Energy Servers and related installation costs have historically qualified for the Federal Investment Tax Credit (ITC). Through 2016, our customers and financing partners could take advantage of ITC. They could receive a tax credit of 30% or $3,000 per kilowatt of their equipment purchase price and the installation cost on their federal tax returns. This federal tax benefit expired at the end of 2016. Accordingly, in 2017, customers no longer received the ITC benefit on purchases of our Energy Servers. In order to offset the negative economic impact of that lost benefit to our customers and financing partners, in 2017 we lowered our selling price to customers. Because many customers or financing partners would monetize the tax credit upfront, the actual impact to our selling price was generally greater than 30%. Subsequently, the ITC was reinstated by the U.S. Congress on February 9, 2018 and made retroactive to January 1, 2017. The resulting benefit of the ITC renewal was recognized on our financial statements in the three months ending March 31, 2018.
We manufacture our Energy Servers at our facilities in California and Delaware. Due to the intensive manufacturing process necessary to build our systems, a significant portion of our manufacturing costs is fixed. We obtain our materials and components through a variety of third parties. Components and materials, direct labor and overhead such as facility and equipment expenses comprise the substantial majority of the costs of our Energy Servers. As we have commercialized and introduced successive generations of our Energy Servers, we have focused on reducing production costs. Our product costs per system manufactured have generally declined since delivering our first commercial product. These cost declines are the result of continuous improvements and increased automation in our manufacturing processes as well as our ability to reduce the costs of our materials and components, allowing us to gain greater economies of scale with our growth.
We believe we have made significant improvements in our efficiency and the quality of our products. Our success depends in part on our ability to increase our products’ useful lives, which would significantly reduce our cost of services to maintain the Energy Servers over time.
Purchase Options
Our customers may choose to purchase our Energy Servers outright or may choose to lease them through one of our financing partners as a traditional lease or a sale-leaseback sublease arrangement, the latter of which we refer to as managed services. Our customers may also purchase electricity through Bloom Electrons, our power purchase financing program.

Depending on the financing arrangement, either our customers or the financing provider may utilize investment tax credits and other government incentives. The timing of the product-related cash flows to the Company is generally consistent across all the above financing options, whether direct purchase arrangements, leases or managed services.
We provide warranties and performance guarantees regarding the Energy Servers’ efficiency and output under all of our financing arrangements. Under direct purchase and traditional lease options, the warranty and guarantee is included in the price of the Energy Server for the first year. The warranty and guarantee may be renewed annually at the customer’s option as an operations and maintenance services agreement at predetermined prices for a period of up to 20 years. Historically, our customers have almost always exercised their option to renew under these operations and maintenance services agreements. Under the managed services program, the operations and maintenance performance guarantees are included in the price of the Energy Server for a fixed period of 10 years, which may be extended at the option of the parties for up to an additional 10 years with all payments made annually.
Our capacity to offer our Energy Servers through any of the financing arrangements above depends in large part on the ability of the parties involved in providing payment for the Energy Servers to monetize either the related investment tax credits, accelerated tax depreciation and other incentives, and/or the future power purchase obligations of the end customer. Interest rate fluctuations would also impact the attractiveness of any lease financing offerings for our customers. Additionally, the managed services option is limited by the creditworthiness of the customer and, as with all leases, the customer’s willingness to commit to making fixed payments regardless of the output of the system.
The portion of acceptances in the three months ended June 30, 2018 attributable to each payment option was as follows: direct purchase 75%, traditional lease 25%, managed services 0%, and Bloom Electrons 0%. The portion of revenue in the three months ended June 30, 2018 attributable to each payment option was as follows: direct purchase 63%, traditional lease 19%, managed services 5%, and Bloom Electrons 13%. The portion of acceptances in the three months ended June 30, 2017 attributable to each payment option was as follows: direct purchase 65%, traditional lease 4%, managed services 31%, and Bloom Electrons 0%. The portion of revenue in the three months ended June 30, 2017 attributable to each payment option was as follows: direct purchase 61%, traditional lease 6%, managed services 8%, and Bloom Electrons 25%.
The portion of acceptances in the six months ended June 30, 2018 attributable to each payment option was as follows: direct purchase 87%, traditional lease 13%, managed services 0%, and Bloom Electrons 0%. The portion of revenue in the six months ended June 30, 2018 attributable to each payment option was as follows: direct purchase 72%, traditional lease 10%, managed services 5%, and Bloom Electrons 13%. The portion of acceptances in the six months ended June 30, 2017 attributable to each payment option was as follows: direct purchase 53%, traditional lease 10%, managed services 37%, and Bloom Electrons 0%. The portion of revenue in the six months ended June 30, 2017 attributable to each payment option was as follows: direct purchase 51%, traditional lease 13%, managed services 8%, and Bloom Electrons 28%.
The portion of acceptances in 2017 attributable to each payment option was as follows: direct purchase 72%, traditional lease 7%, managed services 21%, and Bloom Electrons 0%. The portion of revenue in 2017 attributable to each payment option was as follows: direct purchase 61%, traditional lease 7%, managed services 8%, and Bloom Electrons 24%. In 2017, we observed a shift in our customers’ purchase option preferences to our direct purchase options.
Purchase and Lease Programs
Initially, we only offered our Energy Servers on a purchase basis, in which the customer purchases the product directly from us. Included within our direct purchase option are sales we make to a third party who in turn, sells electricity through one of its own power purchase agreement programs of which we have no equity interest. The sales of our Energy Servers to the third party entity have many of the same terms and conditions as a standard sale, as described above. We refer to these arrangements as Third-Party PPA Entities. The substantial majority of sales made as direct purchases in recent periods are pursuant to Third-Party PPA Entities finance arrangements. Payment for the purchase of our product is generally broken down into multiple installments, which may include payments upon signing of the purchase agreement, within 180 days prior to shipment, upon shipment of the Energy Server, and upon acceptance of the Energy Server. Acceptance typically occurs when the Energy Server is installed and running at full power as defined in each contract. A one-year service warranty is provided with the initial sale. After the expiration of the initial one-year warranty, customers have the option to enter into annual operations and maintenance services agreements with us at a price determined at the time of purchase of the Energy Server, which may be renewed each year for up to 20 years. Pursuant to the service warranty, we warrant minimum efficiency and output levels. In the event that the Energy Servers fail to satisfy these warranty levels, we may be obligated to repurchase the applicable Energy Servers if we are unable to repair or replace during the applicable cure period. Across all service agreements, including purchase and lease programs, as of June 30, 2018, we have incurred no repurchase obligations pursuant to such warranties. In addition, in some cases, we guarantee minimum output and efficiency levels greater than the warranty levels and pay certain capped performance guarantee amounts if those levels are not achieved. These performance guarantees are negotiated on a case-by-case basis, but we typically provide an Output Guaranty of 95% measured annually and an Efficiency Guaranty of 52% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the owner of the Energy Server(s). The fleet of Energy Servers deployed pursuant to purchase agreements performed at an average output of approximately 86% for three and six months ended June 30, 2018, and a lifetime average efficiency of approximately 52% through June 30, 2018. As of June 30, 2018, our obligation to make payments for underperformance on the direct purchase projects was capped at an aggregate total of approximately $54.7 million (including payments both for low output and for low efficiency). As of June 30, 2018, our aggregate remaining potential liability under this cap was approximately $41.6 million.
Third-Party Power Purchase Agreement Programs (Third-Party PPAs)
In addition to our traditional lease, managed services, and Bloom Electrons programs, we also sell Energy Servers under power purchase agreements where the owner of the Energy Servers generating the electricity delivered to the end customer is a third party in which we have no equity interests. Under these Third-Party PPAs, we identify end customers, lead the negotiations with such end customers regarding the offtake agreements to purchase electricity, and then enter into an Energy Server sales and operations and maintenance agreement with the Third-Party PPA entity that will own the Energy Servers for the full term of the offtake agreement. In some cases, the applicable third-party owner assists with the identification of end customers, and the negotiation of the offtake agreements. The Third-Party PPA entity then enters into offtake agreements with the end customer, who purchases electricity from the Third-Party PPA Entity. Unlike our Bloom Electrons program, we have no equity ownership in the entity that owns the Energy Servers, and thus the third-party owner receives all cash flows generated under the offtake agreement(s), all investment tax credits, all accelerated tax depreciation benefits, and any other cash flows generated by the operation of the Energy Servers. In the fourth quarter of 2016, we secured a commitment from a major utility company to finance up to 50 MW of Energy Server deployments under a Third-Party PPA; this commitment was subsequently expanded to an aggregate total of approximately 100.4 MW, of which we have deployed 48.0 MW as of June 30, 2018. Additionally, we have established a second Third-Party PPA with another major utility company; while this second program does not include a firm commitment as to total financing capacity, it permits the inclusion of sub-investment grade end customers.
For example, we have been working with financing sources to arrange for additional third-party Power Purchase Agreement Program entities, one of which will need to be finalized in order for our customers to arrange financing so that we can complete our planned installations for 2018.
Obligations to Third-Party Owners of Energy Servers
In each Third-Party PPA, we and the applicable third-party owner enter into an operations and maintenance agreement (O&M Agreement) similar to the O&M Agreements entered into under the Bloom Electrons program, which O&M Agreement may be renewed on an annual basis at the option of the third-party owner until the end of the term of the third-party owner’s offtake agreement(s) to purchase electricity, with its end customers for such project. These offtake agreements have a fifteen-year term, but in some cases the offtake agreement and related O&M Agreement may extend for up to twenty years.
Our obligations under the O&M Agreement include (i) designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the Third-Party PPA entity, (ii) obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the O&M Agreement, (iii) operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations, (iv) satisfying the efficiency and output warranties set forth in such O&M Agreement and the offtake agreement(s) (Performance Warranties), and (v) complying with any specific requirements contained in the offtake agreement(s) with individual end-customer(s). The O&M Agreement obligates us to repurchase the Energy Servers in the event the Energy Servers fail to comply with the Performance Warranties or we otherwise breach the terms of the applicable O&M Agreement and we fail to remedy such failure or breach after a cure period, or in the event that an offtake agreement terminates as a result of any failure by us to comply with the applicable O&M Agreement. In some Third-Party PPAs, our obligation to repurchase Energy Servers extends to the entire fleet of Energy Servers installed pursuant to the applicable O&M Agreement in the event such failure affects more than a specified number of Energy Servers.
In some cases, we have also agreed to pay liquidated damages to the third-party owner in the event of delays in the manufacture and installation of Energy Servers, either in the form of a cash payment or a reduction in the purchase price for the applicable Energy Server(s). Both the upfront purchase price for the Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar-per-kilowatt ($/kilowatt) basis.
The O&M Agreement for each Third-Party PPA project generally provides for the following performance and indemnity obligations:

Efficiency Obligations. We warrant to the applicable third-party owner that each Energy Server and/or the portfolio of Energy Servers sold to such entity will operate at an average efficiency level specified in the O&M Agreement, calculated over a period specified in the O&M Agreement following the commercial operations date of such Energy Server. In some cases, we are obligated to repair and replace Energy Servers that are unable to satisfy the Efficiency Warranty, or if a repair or replacement is not feasible, to repurchase such Energy Servers at the original purchase price, subject to adjustment for depreciation (“Efficiency Warranty”). In other cases, we are obligated to make a payment to compensate for the increased costs of procuring natural gas for the applicable Energy Server(s) resulting from the underperformance as against the warranted level, which payments are capped at a level specified in the applicable O&M Agreement (“Efficiency Guaranty”).
Output Obligations. In addition, we warrant that the Energy Servers will generate a minimum amount of electricity during specified periods of time.
Under O&M Agreements, our output obligations include: (i) the generation of a minimum amount of electricity, the failure of which obligates us to repair or replace the Energy Servers that are unable to satisfy such warranty, or if such repair or replacement is not feasible, to repurchase such Energy Servers at the original purchase price, subject to adjustment for depreciation (“Output Warranty”), and (ii) the generation of a minimum amount of electricity on a cumulative basis beginning on the commercial operations date of such Energy Server, the failure of which obligates us to make a payment to the applicable third-party owner based on the volume of the shortfall below the warranted level, subject to a liability cap specified in the applicable O&M Agreement (“Output Guaranty”). Satisfaction of the Output Warranty is measured on either a cumulative basis or in each calendar month or calendar quarter, as specified in the applicable O&M Agreement. In some Third-Party PPAs, these generation obligations are aggregated across the entire fleet of Energy Servers deployed pursuant to such project; in others, each Energy Server must satisfy the minimum generation obligations measured individually.
Indemnification of Performance Warranty Expenses Under Offtake Agreements. In addition to the efficiency and output obligations, we also have agreed to indemnify certain Third-Party PPA entities for any expenses it incurs to any of the end-customers resulting from failures of the applicable Energy Servers to satisfy any of the efficiency, output or other performance warranties set forth in the applicable offtake agreement(s). In addition, in the event that an offtake agreement is terminated by a customer as to any Energy Servers as a result of our failure to perform any of our obligations under the O&M Agreement, we are obligated to repurchase such Energy Server from the applicable Third-Party PPA owner for a repurchase price equal to the original purchase price, subject to adjustment for depreciation.
Administration of Third-Party PPA Projects. Unlike the Bloom Electrons program, we perform no administrative services in the Third-Party PPA projects.
Obligations to End Customers. While the counterparty to the offtake agreements under the Third-Party PPA program is the third-party owner, under the O&M Agreements we are obligated to perform each of the obligations of such third-party owner set forth in each offtake agreement with the end customer. As such, our obligations to the end customers under the Third-Party PPAs are in all material respects the same as our obligations to the end customers under the Bloom Electrons program.
Our Third-Party PPA programs have O&M agreements that provide for Efficiency Guarantees and Output Guarantees, subject to performance guarantee caps. The performance guarantees for our existing Third-Party PPA agreements are capped at $56.9 million. As of June 30, 2018, we have paid $0.2 million in performance guarantee payments under these Third-Party PPA programs leaving potential obligations under the performance guarantees of $56.7 million. In addition, the O&M agreements with these Third-Party PPA agreements have minimum warranty guarantees for efficiency and output. As of June 30, 2018, no warranty claims have been made under the O&M agreements for these Third-Party PPA agreements.
Over time we have also developed various lease programs with our financing partners to provide alternative financing options. These programs take the form of either (1) a traditional lease agreed directly with the financing partner or (2) managed services.
Traditional Lease
Under the traditional lease arrangement, the customer enters into a lease directly with a financing partner, which pays us for the Energy Servers pursuant to a sales agreement (a Bank Agreement, described below). We recognize product and installation revenue upon acceptance. After the standard one-year warranty period, our customers have almost always exercised the option to enter into operations and maintenance services agreements with us, under which we receive annual service payments from the customer. The price for the annual operations and maintenance services is set at the time we enter into the lease. The duration of our traditional leases ranges from 6 to 15 years.
Under a Bank Agreement, we are generally paid the full price of the Energy Servers as if sold as a purchase by the customer based on four milestones (on occasion negotiated with the customer, but in all cases equal to no less than 60% of the purchase price billed at the shipment milestone, described below). The four payment milestones are typically as follows:

(i) 15% upon execution of the bank’s entry into the lease with a customer, (ii) 25% on the day that is 180 days prior to delivery of the Energy Servers, (iii) 40% upon shipment of the Energy Servers, and (iv) 20% upon acceptance of the Energy Servers. The bank receives title to the Energy Servers upon installation at the customer site and the customer has risk of loss while the Energy Server is in operation on the customer’s site.
The Bank Agreement provides for the installation of the Energy Servers and includes a standard one-year warranty, which includes the performance guarantees described below, with the warranty offered on an annually renewing basis at the discretion of the customer. The customer must provide gas for the Energy Servers to operate.
Warranty Commitments. We typically provide (i) an “Output Warranty” to operate at or above a specified baseload output of the Energy Servers on a site, and (ii) an “Efficiency Warranty” to operate at or above a specified level of fuel efficiency. Both are measured on a monthly basis. Upon the applicable financing partner or its customer making a warranty claim for a failure of any of our warranty commitments, we are then obligated to repair or replace the Energy Server, or if a repair or replacement is not feasible, to pay the customer an amount approximately equal to the net book value of the Energy Server, after which the Bank Agreement would be terminated. As of June 30, 2018, we have incurred no obligations to make payments pursuant to these warranty commitments.
Performance Guarantees. Our performance guarantees are negotiated on a case-by-case basis for projects deployed through the traditional lease program, but we typically provide an Output Guaranty of 95% measured annually and an Efficiency Guaranty of 52% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the applicable customer. As of June 30, 2018, the fleet of Energy Servers deployed pursuant to the traditional lease programs are performing at a lifetime average output of approximately 91% and a lifetime average efficiency of approximately 55%. As of June 30, 2018, our obligation to make payments for underperformance against the performance guarantees for traditional lease projects was capped at an aggregate total of approximately $5.8 million (including payments both for low output and for low efficiency). As of June 30, 2018, our aggregate remaining potential liability under this cap was approximately $5.5 million.
Remarketing at Termination of Lease. At the end of any customer lease in the event the customer does not renew or purchase the Energy Servers, we may remarket any such Energy Servers to a third party, and any proceeds of such sale would be allocated between us and the applicable financing partner as agreed between them at the time of such sale.
Managed Services
Under our managed services program, we initially enter into a master lease with the financing partner, which holds title to the Energy Server. Once a customer is identified, we enter into an additional operating lease with the financing partner and a service agreement with the customer. The duration of our managed services leases is currently 10 years. We begin to recognize revenue from the sale of the equipment to the financing partner once the Energy Server has been accepted by the customer. Under the master lease, we then make operating lease payments to the financing partner. Under the service agreement with the customer, there are two payment components: a monthly equipment fee calculated based on the size of the installation, which covers the amount of our lease payment, and a service payment based on the monthly output of electric power produced by the Energy Server.
Our warranty commitments under the managed services option are substantially similar to those applicable to the traditional lease program described above. Our managed services deployments do not typically include any performance guarantees above the warranty commitments, but the customer’s payment to us includes a payment that is proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. Therefore, our service revenues are lower if output is less than 95% (and higher if output exceeds 95%). As of June 30, 2018, the fleet of Energy Servers deployed pursuant to the managed services program were performing at a lifetime average output of approximately 94%.
Power Purchase Agreement Programs
In 2010, we began offering our Energy Servers through Bloom Electrons, financing for our Power Purchase Agreement Programs. These programs are financed via special purpose investment entities (the Investment Companies), which typically are majority-owned by third-party investors and by us as a minority investor. The Investment Companies own and are parent to the operating entities (the Operating Companies). The Operating Companies, together with the Investment Companies, represent the PPA Entities. The investors contribute cash to the PPA Entity in exchange for equity interests, providing funding for the PPA Entities to purchase the Energy Servers from us. As we identify end customers, the PPA Entity enters into an agreement with the end customer pursuant to which the customer agrees to purchase the electric power generated by the Energy Server at a specified rate per kilowatt hour for a specified term, which can range from 10 to 21 years. Each PPA Entity currently serves between one and nine customers. As with our purchase and leasing arrangements, the standard one-year warranty and guarantees are included in the price of the product to the PPA Entity. The PPA Entity typically enters into an operations and maintenance services agreement with us following the first year of service to extend the warranty services and performance guarantees. This service agreement has a term coincident with the term of the applicable Power Purchase Agreement Project and paid for on an annual basis by the PPA Entity. The aggregate amount of extended warranty services payments we expect to receive over the remaining term of the Power Purchase Agreement Projects was $447.2 million as of June 30, 2018.
The mix of orders between our Bloom Electrons financing program and other purchase options is generally driven by customer preference. While we cannot predict with certainty in any given period how customers will choose to finance their purchase, we have observed that, more recently, customers tend to choose a financing option that more closely mirrors the customers’ monthly payment stream for electricity. Power purchase agreements (PPAs), including our Bloom Electrons financing program, provide for payment streams as monthly payments similar to those for grid electricity payments.
Product revenue associated with the sale of the Energy Servers under the PPAs that qualify as sales-type leases is recognized at the present value of the minimum lease payments, which approximate fair value, assuming all other conditions for revenue recognition noted above have also been met. Customer purchases financed by PPA Entities since 2014 have been accounted for as operating leases and the related revenue under those agreements have been recognized as electricity revenue as the electricity is produced and paid for by the customer. Under each PPA arrangement, while the end customer pays the PPA Entity over the life of the contract for the electricity consumed, the timing of cash receipts to us is similar to that of an end-user directly purchasing an Energy Server from us.
Under our Power Purchase Agreement Program financing arrangements, we and our Power Purchase Agreement Program equity investors (Equity Investors) contribute funds into a limited liability Investment Company, which is treated as a partnership for U.S. federal income tax purposes, and which owns the Operating Company that acquires Energy Servers. This Operating Company then contracts with us to operate and service the Energy Servers. The Operating Company sells the electricity produced to the end customers under PPAs. Any debt incurred by the PPA Entities is non-recourse to us. Cash generated by the electricity sales, as well as from any applicable government incentive programs, is used to pay operating expenses of the Operating Company (including the operations and maintenance services we provide) and to service the non-recourse debt, with the remaining cash flows distributed to the Equity Investors based on the cash distribution allocations agreed between us and the Equity Investors. For further information see Note 12 - Power Purchase Agreement Programs to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The Equity Investors receive substantially all of the value attributable to the long-term recurring customer lease payments, investment tax credits, accelerated tax depreciation and, in some cases, other incentives until the Equity Investors receive their contractual rate of return. In some cases, after the Equity Investors receive their contractual rate of return, we expect to receive substantially all of the remaining value attributable to the long-term recurring customer payments and the other incentives. As of June 30, 2018, none of our customers under PPAs have defaulted on their payment obligations.
We currently operate five distinct PPA Entities. Three of these PPA Entities (PPA II, PPA IIIa and PPA IIIb) are flip structures and the remaining two (PPA IV and PPA V) are strategic long-term partnerships with the Equity Investor that do not flip during the term of the arrangements. Of the three PPA Entity flip structures, PPA II is based on the Equity Investor reaching an agreed upon internal rate of return (IRR) and PPA IIIa and PPA IIIb are based on the flip occurring at a fixed date in the future.
Since we elected to decommission PPA I and purchased the Equity Investor’s interest for $25.0 million in convertible debt, we will receive 100% of any remaining cash flows from PPA I. Prior to the decommissioning, we received cash flows from PPA I totaling $393.6 million related to the purchase of Energy Servers, distributions of incentive receipts, annual maintenance payments and monthly administrative services payments. Since the decommissioning through June 30, 2018, we have received $13.2 million from PPA I related to customer electricity billings. With respect to PPA II, we estimate that the Equity Investor will need to receive additional cash distributions of approximately $96.2 million to reach its target IRR at which point we will receive substantially all of the remaining value attributable to the long-term customer payments and other incentives. To achieve these cash distributions and the contractual internal rate of return to trigger the ownership flip, PPA II will need to generate additional aggregate revenue of approximately $383.8 million. Our PPA II contracts do not specify the date on which the flip is projected to occur; rather, the PPA II contracts set forth the conditions that will trigger the flip and define the parties’ respective rights and obligations before and after the occurrence of the flip. Based on the current contractual terms, we estimate that PPA II will flip on approximately June 30, 2028, assuming prior termination does not occur.
For PPA IIIa and PPA IIIb, the Equity Investors receive preferred distributions of 2% of their total cash investment through the flip date, a fixed date in the future, and are not dependent on additional earned amounts. In PPA IIIa and IIIb, the flip dates are January 1, 2020 and January 1, 2021, respectively, and the remaining preferred distributions to be paid through the flip dates are $1.5 million and $1.2 million, respectively. We will receive substantially all of the remaining income (loss), tax and tax allocations attributable to the long-term customer payments and other incentives after each flip date.

Even after the occurrence of the flip date for PPA II, PPA IIIa and PPA IIIb, we do not anticipate subsequent distributions to us from the PPA Entities to be material enough to support our ongoing cash needs, and therefore we will still need to generate significant cash from product sales.
The Energy Servers purchased by the PPA Entities are recorded as property, plant and equipment and included within our consolidated balance sheets. We then reduce these assets by the amounts received by the Equity Investors from U.S. Treasury grants and the associated incentive rebates. In turn, we recognize the incentive rebates and subsequent customer payments as electricity revenue over the customer lease term and amortize U.S. Treasury grants as a reduction to depreciation of the associated Energy Servers over the term of the PPA. Since our inception, government incentives have accounted for approximately 13% of the expected total cash flows for all PPA Entities. As of June 30, 2018, our PPA Entities had received a total of $282.9 million in government grants and rebates.
We have determined that we are the primary beneficiary in these investment entities. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our consolidated financial statements. We recognize the investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of convertible redeemable preferred stock and equity. Our consolidated statements of cash flows reflect cash received from these investors as proceeds from investments by noncontrolling interests in subsidiaries. Our consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these investors as distributions payable to noncontrolling interests in subsidiaries on our consolidated balance sheets.
All five PPA Entities have utilized their entire available financing capacity and completed their purchases of Energy Servers as of June 30, 2018.
Through our Bloom Electrons financing program, a total of approximately $1.1 billion in financing has been funded through June 30, 2018, including approximately $609.2 million in equity investments and an additional $448.7 million in non-recourse debt to support an aggregate deployment of approximately 106.8 megawatts of Energy Servers as of June 30, 2018. Equity Investors in our PPA Entities include banks and other large companies such as Credit Suisse, Exelon Generation Company, Intel Corporation and U.S. Bancorp. In the future, in addition to or in lieu of arranging customer financing through PPA Entities, we may use debt, equity or other financing strategies to fund our operations.
We view our obligations under Bloom Electrons in four categories: first, our obligations to the relevant PPA Entity formed to own the Energy Servers and sell electricity generated by such Energy Servers to the end-customers; second, the Project Company’s obligations to the lenders of such Project Company, if any; third, our obligations to the Equity Investors in the applicable project; and fourth, to the end-customers. We discuss these obligations in further detail below.
Obligations to PPA Entities
In each Power Purchase Agreement Project, we and the applicable PPA Entity enter into two primary contracts: first, a contract for the purchase, sale, installation, operation and maintenance of the Energy Servers to be employed in such PPA project (the O&M Agreement), and second, a contract whereby we are engaged to perform administrative functions for the PPA project during the term of the PPA project (the Administrative Services Agreement, or ASA). The O&M Agreement and the ASA each have a term coincident with the term of the applicable PPA project. The aggregate amount of extended warranty services payments we expect to receive under the O&M Agreement over the remaining term of the PPA projects was $447.2 million as of June 30, 2018. The aggregate amount of ASA payments we expect to receive over the remaining term of the PPA projects was $34.0 million as of June 30, 2018.
Our obligations to the PPA Entities pursuant to the O&M Agreement include: (i) designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the PPA Entity, (ii) obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the O&M Agreement, (iii) operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations, (iv) satisfying the efficiency and output obligations set forth in such O&M Agreement (Performance Warranties), and (v) complying with any specific requirements contained in the offtake agreements with individual end-customers. The O&M Agreement obligates us to repurchase the Energy Servers in the event the Energy Servers fail to comply with the Performance Warranties and we fail to remedy such failure after a cure period, or in the event that an offtake agreement terminates as a result of any failure by us to comply with the requirements contained therein. In some cases, we have also agreed to pay liquidated damages to the PPA Entity in the event of delays in the manufacture and installation of Energy Servers. Both the upfront purchase price for the Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar per kilowatt ($/kW) basis.

The O&M Agreements for each PPA Entity generally provide for the following Performance Warranties and indemnity obligations:
Efficiency Warranty and Efficiency Guaranty. We warrant to the applicable PPA Entity that the Energy Servers sold to such entity will operate at an average efficiency level specified in the O&M Agreement, calculated either cumulatively from the commercial operations date of each Energy Server or during each calendar month. We are obligated to repair or replace Energy Servers that are unable to satisfy the Efficiency Warranty, or if a repair or replacement is not feasible, to repurchase such Energy Servers at a price specified in the applicable O&M Agreement. In the case of PPA II, if the aggregate average efficiency falls below the specified threshold, we are also obligated to make a payment to the PPA Entity equal to the increased expense resulting from such efficiency shortfall, subject to a cap on aggregate payments equivalent to the purchase price of all Energy Servers in the PPA II portfolio. During the period from September 2010 to June 30, 2018, no Energy Servers have been repurchased pursuant to any Efficiency Warranty and no payments have been made pursuant to the Efficiency Guarantees.
One-Month Output Warranty. In the case of PPA II, we also warrant that the PPA II portfolio of Energy Servers will generate a minimum amount of electricity in each calendar month, and we are obligated to repair or replace Energy Servers that fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price. During the period from September 2010 to June 30, 2018, no Energy Servers have been repurchased and no payments have been made pursuant to a One-Month Output Warranty.
Quarterly Output Warranty. In the case of PPA IIIa, we also warrant that each of the applicable Energy Servers will generate a minimum amount of electricity in each calendar quarter, and we are obligated to repair or replace Energy Servers that fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price, subject to adjustment for depreciation. In addition, we are obligated to make a payment to the PPA IIIa entity to make it whole for lost revenues resulting from the shortfall below the warranted level, subject to a cap on payments equal to ten percent (10%) of the purchase price of the Energy Servers in the PPA IIIa portfolio. If we fail to make any such warranty payments if and when due, then PPA IIIa may elect to require us to repurchase Energy Servers that fail such warranty at the original purchase price, subject to adjustment for depreciation. During the period from September 2010 to June 30, 2018, no Energy Servers have been repurchased pursuant to the Quarterly Output Warranty, and we have made payments in the aggregate amount of $0.2 million pursuant to the Quarterly Output Warranty.
Quarterly Output Guaranty. In the cases of PPA IIIb, PPA IV and PPA V, we also guarantee to the applicable PPA Entity that the applicable portfolio of Energy Servers will generate a minimum amount of electricity in each calendar quarter. In the event the applicable portfolio fails to satisfy this Output Guaranty, we are obligated to make a payment to the applicable PPA Entity to make it whole for lost revenues resulting from the shortfall below the guaranteed level, and such liability is uncapped. If we fail to make any such Output Guaranty payments if and when due, then the applicable PPA Entity may elect to require us to repurchase Energy Servers that fail such guaranty, at a price specified in the applicable
O&M Agreement and pursue other damages. During the period from September 2010 to June 30, 2018, no Energy Servers have been repurchased pursuant to a Quarterly Output Guaranty, and we have made no payments pursuant to any Quarterly Output Guaranty.
Annual Output Guaranty. We also guarantee to the applicable PPA Entity that the applicable portfolio of Energy Servers will generate a minimum amount of electricity in each calendar year. In the event that such portfolio fails to satisfy this Output Guaranty, we are obligated to make a payment to the applicable PPA Entity to make it whole for lost revenues resulting from the shortfall below the warranted level, subject to a liability cap equal to a portion of the purchase price of the applicable portfolio. During the period from September 2010 to June 30, 2018, we have made payments in the aggregate amount of $23.5 million pursuant to these Output Guarantees. These payments were primarily as a result of performance issues in our early generation systems deployed in our first three PPA Entities (PPA I, PPA II & PPA IIIa). Of the aggregate amount of $23.5 million paid, $0.9 million was paid in the six months ended June 30, 2018, $3.7 million was paid in 2017, $4.8 million was paid in 2016, and $14.1 million was paid prior to 2016.
Indemnification of Performance Warranty Expenses under Offtake Agreements. In the cases of PPA IIIa, PPA IIIb, PPA IV and PPA V, we also have agreed to indemnify the applicable PPA Entity for any expenses it incurs to any of its customers resulting from failures of the applicable portfolio of Energy Servers to satisfy any of the efficiency, output or other performance commitments in the applicable offtake agreements. In addition, in the event that an offtake agreement is terminated by a customer as to any Energy Servers as a result of a default by us under the O&M Agreement, we are obligated to repurchase such Energy Server from the applicable PPA Entity for a repurchase price specified in the applicable O&M Agreement. During the period from September 2010 to June 30, 2018, we have incurred no obligations for payments pursuant to these provisions under any of our Power Purchase Agreement Program arrangements.

Our obligations pursuant to the ASA include performing a variety of administrative and management services necessary to conduct the business of the Power Purchase Agreement Program project. These duties include: (i) invoicing and collecting amounts due from the end-customers, (ii) engaging, supervising and monitoring any third-party service providers required for the operation of the project, (iii) paying, on behalf of the PPA Entity and with the PPA Entity’s available funds, any amounts owed, including debt service payments on the debt incurred by the PPA Entity (Project Debt), if applicable, (iv) maintaining books and records and preparing financial statements, (v) representing the PPA Entity in any administrative or other public proceedings, (vi) preparing annual budgets and other reports and deliverables owed by the PPA Entity under the Project Debt agreements, if applicable, and (vii) generally performing all other administrative tasks required in relation to the project. We receive an annual administration fee for its services, calculated on a fixed dollar per kilowatt ($/kW) basis.
Obligations to Lenders
Each of the Power Purchase Agreement Program projects (other than the PPA I project) has incurred debt in order to finance the acquisition of Energy Servers. The lenders for these projects are a combination of banks and/or institutional investors.
In each case, the Project Debt incurred by the applicable PPA Entity is secured by all of the assets comprising the project (primarily comprised of the Energy Servers owned by the PPA Entity and a collateral assignment of each of the contracts to which it is a party, including the O&M Agreement entered into with us and the offtake agreements entered into with PPA Entity’s customers), and is senior to all other debt obligations of the PPA Entity. As further collateral, the lenders receive a security interest in 100% of the membership interest of the PPA Entity. However, as is typical in structured finance transactions of this nature, although the Project Debt is secured by all of the PPA Entity’s assets, the lenders have no recourse to us or to any of the other Equity Investors in the project.
The applicable PPA Entity is obligated to make quarterly principal and interest payments according to an amortization schedule agreed between us, the Equity Investors and the lenders. The debt is either a “term loan”, where the final maturity date coincides with the expiration of the offtake agreements included in the project, or a “mini-perm loan,” where the final maturity date occurs at some point prior to such expiration; in the case of these “mini-perm loans”, we expect to be able to refinance these loans on or prior to their maturity date by procuring debt from other sources and using the proceeds of such new debt to repay the existing loans.
The Project Debt documentation also includes provisions that implement a customary “payment waterfall” that dictates the priority in which the PPA Entity will use its available funds to satisfy its payment obligations to us, the lenders, the Equity Investors and other third parties. These provisions generally provide that all revenues from the sale of electricity under the applicable offtake agreements and any other cash proceeds received by the PPA Entity are deposited into a “revenue account”, and those funds are then distributed in the following order: first, to pay for ongoing project expenses, including amounts due to us under the O&M Agreement and the ASA, taxes, insurance premiums, and any legal, accounting and other third party service provider costs; second, to pay any fees due to collateral agents and depositary agents, if any; third, to pay interest then due on the loans; fourth, to pay principal then due on the loans; fifth, to fund any reserve accounts to the extent not fully funded; and finally, any remaining cash (Distributable Cash) may be distributed to us and the Equity Investors in the project, subject to the satisfaction of any conditions to distributions agreed with the applicable lenders, such as a minimum debt service coverage ratios, absence of defaults, and similar requirements. Additional information regarding the Project Debt for each individual project is set forth in the Liquidity and Capital Resources section below. In addition, the “Distribution Conditions” are negotiated individually for each project, but in each case include (i) absence of defaults, and (ii) satisfaction of minimum debt service coverage ratios. In the event that there is Distributable Cash remaining after the payment of all higher-priority payment obligations but the applicable Distribution Conditions are not satisfied, the applicable funds are deposited into a “Distribution Suspense Account” and remain in such account until the Distribution Conditions are subsequently satisfied. In the event that any funds have been on deposit in the Distribution Suspense Account for four (4) consecutive calendar quarters, the applicable Project Company is obligated to use such “Trapped Cash” to prepay the Project Debt.
In connection with the PPA IIIb, PPA IV and PPA V projects, we procured a Fuel Cell Energy Production Insurance Policy on behalf of the applicable PPA Entity and the lenders (Production Insurance). The Production Insurance policies are intended to mitigate the risk of our failure or inability to operate and maintain the applicable portfolio of Energy Servers in accordance with the requirements of the O&M Agreement, and provides for debt service payment on the Project Debt in the event that the PPA Entity’s revenues are insufficient to make such payments due to a shortfall in the electricity generated by the Energy Servers. To date, no claims have been made under any of the Production Insurance policies.

Obligations to Investors
Each of our Power Purchase Agreement Projects has involved an investment by one or more Equity Investors, who contribute funds to the applicable PPA Entity in exchange for equity interests entitling such investors to distributions of the cash and any tax credits and other tax benefits generated by the project. In each of the projects, we (via a wholly-owned subsidiary) and one or more additional Equity Investors form a jointly-owned special purpose entity (each, a Holding Company), which entity in turn owns 100% of the membership interests of the applicable PPA Entity. Our obligations to the Equity Investors are set forth in the Holding Company limited liability company operating agreement (the Operating Agreement). We act as the managing member of each Holding Company, managing its day-to-day affairs subject to consent rights of the Equity Investors with respect to decisions agreed between us and the Equity Investors in the Operating Agreement.
As members of a Holding Company, we and the applicable Equity Investors are entitled to (i) allocations of items of income, loss, gain, deduction and credit (Tax Items) including, where applicable, the 30% investment tax credit under Section 48 of the Internal Revenue Code, and (ii) distributions of any cash held by such Holding Company in excess of amounts necessary for the ongoing operation of such Holding Company, including any Distributable Cash received from the applicable PPA Entity. The members’ respective allocations of Tax Items and cash distributions are negotiated on a project-by-project basis between us and the Equity Investors in each project. Distributions are made to Equity Investors (including us) on a quarterly basis in connection with PPA II, PPA IV and PPA V, and on a semi-annual basis in PPA IIIa and PPA IIIb.
In the event of a bankruptcy of a PPA Entity, the assets of such PPA Entity would be liquidated, likely at the direction of the bankruptcy trustee, if one was appointed, or according to the direction of the applicable lenders to such PPA Entity. In the event of a bankruptcy or liquidation, assets would first be liquidated to repay the applicable project’s debt. If any cash remained following the repayment of debt, such cash would be distributed among us and the Equity Investor(s) in the project in accordance with the applicable LLC agreement for the Investment Company. As a general matter, cash is first applied to the payment of owed but unpaid preferred distributions to the Equity Investor(s) other than us, if any, with any remaining assets split between us and such Equity Investor(s) in accordance with the sharing percentages of distributions as set forth in the applicable LLC agreement.
The Power Purchase Agreement Project agreements do not permit for voluntary early termination of the arrangements by us or the applicable Equity Investors. The Equity Investors in the projects may not withdraw from the applicable PPA Entity, except in connection with a permitted transfer or sale of such member’s assets in compliance with any restrictions on transfer set forth in the limited liability company agreement applicable to such project.
The following sets forth a project-by-project summary of obligations that are unique to individual projects:
PPA II. Diamond State Generation Partners, LLC (PPA Company II) is a wholly-owned subsidiary of Diamond State Generation Holdings, LLC (PPA II HoldCo), which is jointly-owned by us and an Equity Investor. As of June 30, 2018, we owned 100% of the Class A Membership Interests of PPA II HoldCo, and the Equity Investor owned 100% of the Class B Membership Interests of PPA II HoldCo. We (through our wholly-owned subsidiary Clean Technologies II, LLC), act as the managing member of PPA II HoldCo.
The economic benefits of the PPA II project are allocated between us and the Equity Investor as follows:

•
Other than Tax Items relating to the proceeds of any cash grant under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 (Cash Grant), Tax Items are allocated (i) 99% to the Equity Investor and 1% to us until the last date of the calendar month in which the Equity Investor has achieved an internal rate of return equal to the “Target IRR” specified in the PPA II HoldCo operating agreement (Flip Date), and (ii) following the Flip Date, 5% to the Equity Investor and 95% to us.

•	All Tax Items relating to the Cash Grant are allocated 99% to the Equity Investor and 1% to us.

•	All cash proceeds of the Cash Grant are distributed 99% to the Equity Investor and 1% to us.

•	All other cash available for distribution is distributed (i) 99% to the Equity Investor and 1% to us until the Flip Date, and (ii) following the Flip Date, 5% to the Equity Investor and 95% to us.
Pursuant to the PPA II HoldCo LLC agreement, we have the option, exercisable at our sole discretion, to purchase all of the Equity Investor’s membership interests in PPA II HoldCo on the eleventh anniversary of the date of the initial equity investment of the PPA II project by the Equity Investor, which will occur in June, 2023. If we were to exercise this purchase option, we would thereafter be entitled to all subsequent cash, income (loss), tax and tax allocations generated by the PPA II Project (net of payments to the PPA II lenders under the PPA II Credit Agreement) and the purchase price for the Equity Investor’s membership interests would be equal to the greater of (i) the fair market value of such equity interests at such time, or (ii) the amount that would cause the Equity Investor to realize an internal rate of return stated in the PPA II HoldCo LLC agreement. The cash consideration required to generate the required internal rate of return for the Equity Investor pursuant to this purchase option will vary based on the distributions generated by the PPA II Project thru June, 2023, and may range between approximately $73.4 million and $137.4 million. We have agreed to indemnify the Equity Investor in PPA II HoldCo from any liability related to recapture of the Cash Grant, except to the extent such recapture results from (i) a breach of applicable representations and covenants of the Equity Investor, or (ii) a prohibited transfer of the Equity Investor’s membership interests in PPA II HoldCo.
The PPA II project includes an annual Output Guaranty of 95% and a cumulative Efficiency Guaranty of 50%. In each case, underperformance obligates us to make a payment to PPA Company II. As of June 30, 2018, the PPA II project is operating at an average output of approximately 86% for calendar year 2018, and a lifetime average efficiency of approximately 51%. Our obligation to make payments for underperformance of the PPA II project is capped at an aggregate total of approximately $13.9 million under the Output Guaranty and approximately $263.6 million under the Efficiency Guaranty. As of June 30, 2018, we have no remaining liability under the Output Guaranty, and our remaining potential liability under the Efficiency Guaranty cap is approximately $263.6 million.
Obligations Under the PPA II Tariff Agreement
PPA Company II is required to declare a “Forced Outage Event” if permitted under the PPA II tariff agreement in the event that (i) the Company has reached its cap on performance warranty payments under the O&M Agreement, such that PPA Company II is not eligible for further warranty payments under such O&M Agreement, (ii) the project’s lifetime efficiency falls below the level warranted in the O&M Agreement and the Company has not reimbursed PPA Company II for the resulting excess costs of procuring natural gas resulting from such shortfall, (iii) the Energy Servers have failed to generate electricity at an average above a minimum threshold specified in the PPA II Credit Agreement (i.e., 85% of the project’s nameplate capacity during any calendar month) or (iv) the Company has suffered a bankruptcy event or the Company ceases to carry on its business. As of June 30, 2018, no “Forced Outage Event” had been declared. The PPA II project’s average output for June 2018 equaled 86.0% of the project’s nameplate capacity.
In addition, in the event that PPA Company II claims that a “Forced Outage Event” has occurred under the PPA II tariff, PPA Company II is obligated to purchase and deliver replacement RECs in an amount equal to the number of megawatt hours for which it receives compensation under the ‘forced outage’ provisions of the tariff, but only if such replacement RECs are available in sufficient quantities and can be purchased for less than $45 per REC. A “Forced Outage Event” is defined under the PPA II tariff agreement as the inability of PPA II to obtain a replacement component part or a service necessary for the operation of the Energy Servers at their nameplate capacity. The PPA II tariff agreement provides for payments to PPA Company II in the event of a Forced Outage Event lasting in excess of 90 days. For the first 90 days following the occurrence of a Forced Outage Event, no payments are made under this provision of the tariff. Thereafter, PPA Company II is entitled to payments equal to 70% of the payments that would have been made under the tariff but for the occurrence of the Forced Outage Event-that is, the “Forced Outage Event” provision of the PPA II tariff agreement provides for payments to PPA Company II under the tariff equal to the amount that would be paid were PPA Company II’s Energy Servers operating at 70% of their nameplate capacity, irrespective of actual output. The PPA II tariff agreement also provides that the “Forced Outage Event” protections afforded thereunder shall automatically terminate in the event that we obtain an investment grade rating. In addition, in the event we obtain an investment grade rating, we are required to offer to repurchase the Notes from each individual noteholder unless we provide a guarantee of the debt obligations of the PPA Company II.
The Equity Investor in PPA II HoldCo has the option, exercisable on March 16, 2022, to sell 100% of its equity interests in the project to us for a sale price equal to the then-applicable fair market value of such equity interests. We guarantee the obligations of Clean Technologies II to make the payment of such purchase price in the event the Equity Investor exercises such option.
PPA IIIa. 2012 ESA Project Company, LLC (PPA Company IIIa) is a wholly-owned subsidiary of 2012 V PPA Holdco, LLC (PPA IIIa HoldCo), which is jointly-owned by us and an Equity Investor. As of June 30, 2018, we owned 100% of the Class B Membership Interests of PPA IIIa HoldCo, and the Equity Investor owned 100% of the Class A Membership Interests of PPA IIIa HoldCo. We (through our wholly-owned subsidiary Clean Technologies III, LLC), act as the managing member of PPA IIIa HoldCo.
The economic benefits of the PPA IIIa project are allocated between us and the Equity Investor as follows:

•	Tax Items (including the ITC) are allocated (i) 99% to the Equity Investor and 1% to us.

•
Cash available for distribution is distributed (i) until January 1, 2020, first, to the Equity Investor, a payment equal to 2% of the investor’s investment on an annual basis, and next, all remaining amounts are distributed to us; and (ii) from and after January 1, 2020, first, to the Equity Investor, a payment equal to 2% of the Equity Investor’s investment on an annual basis, and next, all remaining amounts are distributed 95.05% to us and 4.95% to the Equity Investor.

Pursuant to the PPA IIIa HoldCo LLC agreement, we have the option, exercisable at our sole discretion, to purchase all of the Equity Investor’s membership interests in PPA IIIa HoldCo, exercisable within six months following either January 1, 2020 or January 1, 2025. If we were to exercise this purchase option, we would thereafter be entitled to all subsequent cash, income (loss), tax and tax allocations generated by the PPA IIIa Project (net of payments to the PPA IIIa lenders under the PPA IIIa Credit Agreement) and the purchase price for the Equity Investor’s membership interests would be equal to the greater of (i) the fair market value of such equity interests at such time, or (ii) the sum of (x) any unpaid amounts owed to the Equity Investor pursuant to its entitlement to cash distributions equal to 2% of its investment (as described above), plus (y) approximately $2.1 million. The PPA IIIa project includes (i) an Output Guaranty of 95% measured annually, (ii) an Output Warranty of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company IIIa regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guaranty of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to the Output Warranty and/or the Output Guaranty, we are obligated to make a payment to PPA Company IIIa; additionally, in the case of underperformance against the Output Warranty, we are obligated to repair or replace the applicable Energy Servers. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company IIIa for any payments owed to the applicable customer(s). As of June 30, 2018, the PPA IIIa project is operating at an average output of approximately 85% for calendar year 2018, an average output of approximately 85% for the three months ended June 30, 2018 and a lifetime average efficiency of approximately 52%. Our obligation to make payments for underperformance of the PPA IIIa project is capped at an aggregate total of approximately $5.0 million under the annual Output Guaranty, approximately $10.0 million under the quarterly Output Warranty, and approximately $675,000 under the Efficiency Guarantees in the applicable offtake agreements. As of June 30, 2018, our aggregate remaining potential liability under these caps is approximately $2.4 million under the annual Output Guaranty, approximately $9.8 million under the quarterly Output Warranty, and approximately $675,000 under the Efficiency Guarantees.
We have agreed to indemnify the Equity Investor in PPA IIIa HoldCo from any liability related to recapture of the ITC except to the extent such recapture results from (i) a transfer of the Equity Investor’s membership interest in the project, (ii) a change in the federal income tax classification of the Equity Investor or its owners, (iii) a change in federal income tax law or (iv) adverse findings regarding the tax classification of the project.
The Equity Investor has the option, exercisable for a six month period commencing January 1, 2021, to withdraw from PPA IIIa HoldCo by notice to us. Notwithstanding the allocations of cash available for distribution set forth above, in the event that the Equity Investor exercises this withdrawal option, such investor shall receive 99% of the cash available for distribution until it has received the fair market value of its Class A Membership Interests in PPA IIIa HoldCo at such time, but in any event no more than approximately $2.0 million.
PPA IIIb. 2013B ESA Project Company, LLC (PPA Company IIIb) is a wholly-owned subsidiary of 2013B ESA Holdco, LLC (PPA IIIb HoldCo), which is jointly-owned by us and an Equity Investor. As of June 30, 2018, we owned 100% of the Class B Membership Interests of PPA IIIb HoldCo, and the Equity Investor owned 100% of the Class A Membership Interests of PPA IIIb HoldCo. We (through our wholly-owned subsidiary Clean Technologies 2013B, LLC), act as the managing member of PPA IIIb HoldCo.
The economic benefits of the PPA IIIb project are allocated between us and the Equity Investor as follows:

•	Tax Items (including the ITC) are allocated 99% to the Equity Investor and 1% to us.

•
Cash available for distribution is distributed (i) until January 1, 2021, first, to the Equity Investor, a payment equal to 2% of the investor’s investment on an annual basis, and next, all remaining amounts are distributed to us; and (ii) from and after January 1, 2021, first, to the Equity Investor, a payment equal to 2% of the Equity Investor’s investment on an annual basis, and next, all remaining amounts are distributed 95.05% to us and 4.95% to the Equity Investor.

Pursuant to the PPA IIIb HoldCo LLC agreement, we have the option, exercisable at our sole discretion, to purchase all of the Equity Investor’s membership interests in PPA IIIb HoldCo, exercisable within six months following either January 1, 2021 or January 1, 2026. If we were to exercise this purchase option, we would thereafter be entitled to all subsequent cash, income (loss), tax and tax allocations generated by the PPA IIIb Project (net of payments to the PPA IIIb lenders under the PPA IIIb Credit Agreement) and the purchase price for the Equity Investor’s membership interests would be equal to the greater of (i) the fair market value of such equity interests at such time, or (ii) the sum of (x) any unpaid amounts owed to the Equity Investor pursuant to its entitlement to cash distributions equal to 2% of its investment (as described above), plus (y) approximately $0.7 million. The PPA IIIb project includes (i) an Output Guaranty of 95% measured annually, (ii) an Output Guaranty of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company IIIb regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guaranty of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to either Output Guaranty, we are obligated to make a payment to PPA Company IIIb. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company IIIb for any payments owed to the applicable customer(s). As of June 30, 2018, the PPA IIIb project is operating at an average output of approximately 89% for the period ending June 30, 2018, an average output of approximately 88% for the three months ended June 30, 2018, and a lifetime average efficiency of approximately 53%. Our obligation to make payments for underperformance of the PPA IIIb project is capped at an aggregate total of approximately $2.7 million under the annual Output Guaranty, is uncapped under the quarterly Output Guaranty, and is capped at an aggregate total of approximately $1.0 million under the Efficiency Guarantees in the applicable offtake agreements. As of June 30, 2018, our aggregate remaining potential liability under these caps is approximately $2.6 million under the annual Output Guaranty and is approximately $1.0 million under the Efficiency Guarantees.
We have agreed to indemnify the Equity Investor in PPA IIIa HoldCo from any liability related to recapture of the ITC except to the extent such recapture results from (i) a transfer of the Equity Investor’s membership interest in the project, (ii) a change in the federal income tax classification of the Equity Investor or its owners, (iii) a change in federal income tax law or (iv) adverse findings regarding the tax classification of the project.
The Equity Investor has the option, exercisable for a 6-month period commencing January 1, 2022, to withdraw from PPA IIIa HoldCo by notice to us. Notwithstanding the allocations of cash available for distribution set forth above, in the event that the Equity Investor exercises this withdrawal option, the Equity Investor shall receive 99% of the cash available for distribution until it has received the fair market value of its Class A Membership Interests in PPA IIIa HoldCo at such time, but in any event no more than approximately $1.2 million.
PPA IV. 2014 ESA Project Company, LLC (PPA Company IV) is a wholly-owned subsidiary of 2014 ESA Holdco, LLC (PPA IV HoldCo), which is jointly-owned by us and an Equity Investor. As of June 30, 2018, we owned 100% of the Class B Membership Interests of PPA IV HoldCo, and the Equity Investor owned 100% of the Class A Membership Interests of PPA IV HoldCo. We (through our wholly-owned subsidiary Clean Technologies 2014, LLC), act as the managing member of PPA IV HoldCo.
The economic benefits of the PPA IV project are allocated between us and the Equity Investor as follows:
•Tax Items (including the ITC) are allocated 90% to the Equity Investor and 10% to us.
•Cash available for distribution is distributed 90% to the Equity Investor and 10% to us.
The PPA IV project includes (i) an Output Guaranty of 95% measured annually, (ii) an Output Guaranty of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company IV regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guaranty of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to either Output Guaranty, we are obligated to make a payment to PPA Company IV. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company IV for any payments owed to the applicable customer(s). The offtake agreements generally provide for an Efficiency Guaranty of 52% measured cumulatively over the life of the project. As of June 30, 2018, the PPA IV project is operating at an average output of approximately 90% for calendar year 2018, and a lifetime average efficiency of approximately 55%. Our obligation to make payments for underperformance of the PPA IV project is capped at an aggregate total of approximately $7.2 million under the annual Output Guaranty, is uncapped under the quarterly Output Guaranty, and is capped at approximately $3.6 million under the Efficiency Guarantees in the applicable offtake agreements. As of June 30, 2018, our aggregate remaining potential liability under these caps is approximately $6.7 million under the annual Output Guaranty, and approximately $3.6 million under the Efficiency Guarantees.
We have agreed to indemnify the Equity Investor in PPA IV HoldCo from any liability related to recapture of the ITC that results from a breach of our representations, warranties and covenants to the Equity Investor set forth in the transaction documents associated with the PPA IV project.
PPA V. 2015 ESA Project Company, LLC (PPA Company V) is a wholly-owned subsidiary of 2015 ESA HoldCo, LLC (PPA V HoldCo). PPA V HoldCo is jointly-owned by us and 2015 ESA Investco, LLC (PPA V InvestCo), which is itself a jointly-owned subsidiary of two Equity Investors. As of June 30, 2018, we owned 100% of the Class B Membership Interests of PPA V HoldCo, and PPA V InvestCo owned 100% of the Class A Membership Interests of PPA V HoldCo. We (through our wholly-owned subsidiary Clean Technologies 2015, LLC), act as the managing member of PPA V HoldCo.
The economic benefits of the PPA V project are allocated between us and PPA V InvestCo as follows:
•Tax Items (including the ITC) are allocated 90% to PPA V InvestCo and 10% to us.

•Cash available for distribution is distributed 90% to PPA V InvestCo and 10% to us.
The PPA V project includes (i) an Output Guaranty of 95% measured annually, (ii) an Output Guaranty of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company V regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guaranty of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to either Output Guaranty, we are obligated to make a payment to PPA Company V. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company V for any payments owed to the applicable customer(s). The offtake agreements generally provide for an Efficiency Guaranty of 52% measured cumulatively over the life of the project. As of June 30, 2018, the PPA V project is operating at an average output of approximately 92% for calendar year 2018, and a lifetime average efficiency of approximately 57%. Our obligation to make payments for underperformance of the PPA V project is capped at an aggregate total of approximately $13.9 million under the annual Output Guaranty, is uncapped under the quarterly Output Guaranty, and is capped at approximately $6.8 million under the Efficiency Guarantees in the applicable offtake agreements. As of June 30, 2018, our aggregate remaining potential liability under these caps is approximately $13.9 million under the annual Output Guaranty, and approximately $6.8 million under the Efficiency Guarantees.
We have agreed to indemnify the Equity Investor in PPA V HoldCo from any liability related to recapture of the ITC that results from a breach of our representations, warranties and covenants to the Equity Investor set forth in the transaction documents associated with the PPA V project.
We have also agreed to make certain payments to our Equity Investors in the event that the average time period between receipt of the deposit payment for an Energy Server and the date on which such Energy Server achieves commercial operations exceeds specified periods. During 2017, we issued a payment of $3.2 million for delay penalties to our Equity Investors that was recorded within general and administrative expenses in the consolidated statements of operations when the delay period occurred. We do not expect any delay penalties as of June 30, 2018. In addition, we have agreed to make certain partner related developer fee payments required to be made by us to the Equity Investor upon acceptance of Energy Servers sold through PPA Company V. The final payment for developer fee liabilities was made in 2017, and there are no liabilities recorded as of June 30, 2018.
Obligations to End-Customers
Our obligations to the end-customers in the Bloom Electrons projects are set forth in the offtake agreement between the PPA Entity and the end-customer. The offtake agreements share the following provisions:
Term; Early Termination: The offtake agreements provide for an initial term of 15 years, except that (i) the offtake agreements included in PPA I provide for an initial term of 10 years, and (ii) the offtake agreement for PPA II has a term of 21 years. The offtake agreements may be renewed by the mutual agreement of the end-customer and the applicable PPA Entity for additional periods at the expiration of the initial term. In the event that the end customer desires to terminate the offtake agreement before the end of the contract term, or in the event that the offtake agreement is terminated by the applicable PPA Entity due to customer default as defined in the offtake agreement, the end customer is required to pay a “termination value” payment as liquidated damages. This termination value payment is calculated to be sufficient to allow the PPA Entity to repay any debt associated with the affected Energy Servers, make distributions to the Equity Investor(s) in the project equal to their expected return on investment, pay for the removal of the Energy Servers from the project site, and cover any lost tax benefits incurred as a result of the termination (if any). In some cases, we may agree to reimburse the end-user for some or all of the termination value payments paid if we are able to successfully resell or redeploy the applicable Energy Servers following termination of the offtake agreement.
Energy Server Installation and Operation: The applicable PPA Entity is responsible for the installation, operation and maintenance of the Energy Servers. In performing such services, the PPA Entity is required to comply with all applicable laws and regulations, with the requirements of any permits obtained for the Energy Servers, with any requirements of the interconnection agreement entered into with the local electric utility regarding such Energy Servers, and with any requirements agreed with the applicable end-customer in the offtake agreement (such as site access procedures, black-out periods regarding routine maintenance, etc.).
Take-Or-Pay Purchase Obligation: The end-customer is required to purchase all of the electricity generated by the Energy Servers for the duration of the offtake agreement. We perform an initial credit evaluation of our customer’s ability to pay under the PPA arrangements. Subsequently, on an at least annual basis, we re-evaluate and confirm the credit worthiness of our customers. Under our existing Power Purchase Agreement Programs, there are four customers that represent more than 10% of the total assets of our PPA Entities. The four customers include Delmarva, Home Depot, AT&T and Walmart. In the event that an end-customer is unwilling or unable to accept delivery of such electricity or fails to supply the necessary fuel to the

Energy Servers (if applicable), the end-customer is required to make a payment to the PPA Entity for the amount of electricity that would have been delivered had the Energy Servers continued to operate.
Fuel Supply Obligation: In PPA I, fuel supply obligations are either the obligation of the PPA Entity or the end-customer, on a case-by-case basis. In PPA II, the PPA entity is responsible for providing all required fuel to the Energy Servers and is reimbursed pursuant to the Delmarva Tariff so long as the Energy Servers maintain a specified operational efficiency. In the PPA IIIa, PPA IIIb, PPA IV and PPA V projects, the end-customers are required to provide all necessary fuel for the operation of the Energy Servers.
Ownership of Energy Servers: The applicable PPA Entity retains title to the Energy Servers at all times unless the end-customer elects to purchase the Energy Server(s).
Financial Incentives and Environmental Attributes: As the owner of the Energy Servers, the PPA Entity retains ownership of any tax benefits associated with the installation and operation of the Energy Servers. Additional financial incentives available in connection with the offtake agreements (such as payments under state incentive programs or renewable portfolio standard programs) and any environmental benefits associated with the Energy Servers (such as carbon emissions reductions credits) are allocated to either the PPA Entity or the end-customer on a case-by-case basis. In some circumstances, the PPA Entity has also agreed to purchase and deliver to the end-customer renewable energy credits in connection with the offtake agreement.
Efficiency Commitments: Where the end-customer is responsible for delivering fuel to the Energy Servers, the offtake agreement includes Energy Server efficiency commitments. Generally, these consist of (i) an “Efficiency Warranty”, where the PPA Entity is obligated to repair or replace Energy Servers that fail to operate at or above a specified level of efficiency during any calendar month, and/or (ii) an “Efficiency Guaranty”, where the PPA Entity is obligated to make payments to the end-customer to cover the cost of procuring excess fuel if the Energy Servers fail to operate at or above a specified level of efficiency on a cumulative basis during the term of the offtake agreement. Where an Efficiency Guaranty is provided, the PPA Entity’s aggregate liability for payments is capped. In certain circumstances, we may negotiate modifications to the efficiency commitments with the end-customer, including different efficiency thresholds or providing for monetary payments under the Efficiency Warranty in lieu of or in addition to our obligation to repair or replace underperforming Energy Servers.
Output Commitments: Although our standard Bloom Electrons offering does not include a minimum output commitment to the end-user, exceptions may be negotiated on a case-by-case basis if we believe the opportunity justifies such exception. These output commitments are at an output level lesser than or equal to the level warranted by us to the PPA Entity under the O&M Agreement, and provide either for a payment to the end-customer for the shortfall in electricity produced or for an end-customer termination right. In addition, where the end-user (as opposed to the PPA Entity) is entitled to the benefits of an incentive program that requires a minimum output level, the PPA Entity may agree to reimburse the end-customer for any decrease in incentive payments resulting from the Energy Servers’ failure to operate at such minimum output level.
Defaults; Remedies: Defaults under the offtake agreements are typically limited to (i) bankruptcy events, (ii) unexcused failure to perform material obligations, and (iii) breaches of representations and warranties. Additional defaults may be negotiated on a case-by-case basis with end-customers. The parties are generally afforded cure periods of at least 30 days to cure any such defaults. In the event of an uncured default by the PPA Entity, the end-customer may terminate the offtake agreement either in whole or in part as to the Energy Server(s) affected by such default, and may seek other remedies afforded at law or in equity. In the event of an uncured default by the end-customer, the PPA Entity may terminate the offtake agreement either in whole or in part as to the Energy Server(s) affected by such default, and may seek other remedies afforded at law or in equity; in addition, in the event an offtake agreement is terminated due to an end-customer default, the end-customer is obligated to make a termination value payment to the PPA Entity.
For further information about our PPA entities, see Note 12 - Power Purchase Agreement Programs, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Key Operating Metrics
In addition to the measures presented in the consolidated financial statements, we use the following key operating metrics to evaluate business activity, to measure performance, to develop financial forecasts, and to make strategic decisions:

•
Product accepted - the number of customer acceptances of our Energy Servers in any period. We use this metric to measure the volume of deployment activity. We measure each Energy Server manufactured, shipped and accepted in terms of 100 kilowatt equivalents.

•
Megawatts deployed - the aggregate megawatt capacity of operating Energy Servers in the field that have achieved acceptance. We use this metric to measure the total electricity-generating capacity of deployed Energy Servers, measured in megawatts.

•
Billings for product accepted in the period - the total contracted dollar amount of the product component of all Energy Servers that are accepted in a period. We use this metric to gauge the dollar value of the product acceptances and to evaluate the change in dollar amount of acceptances between periods.

•
Billings for installation on product accepted in the period - the total contracted dollar amount billable with respect to the installation component of all Energy Servers that are accepted. We use this metric to gauge the dollar value of the installations of our product acceptances and to evaluate the change in dollar value associated with the installation of our product acceptances between periods.

•	Billings for annual maintenance service agreements - the dollar amount billable for one-year service contracts that have been initiated or renewed.

•
Product costs of product accepted in the period (per kilowatt) - the average unit product cost for the Energy Servers that are accepted in a period. We use this metric to provide insight into the trajectory of product costs and, in particular, the effectiveness of cost reduction activities.

•
Period costs of manufacturing expenses not included in product costs - the manufacturing and related operating costs that are incurred to procure parts and manufacture Energy Servers that are not included as part of product costs.

•
Installation costs on product accepted (per kilowatt) - the average unit installation cost for Energy Servers that are accepted in a given period. This metric is used to provide insight into the trajectory of install costs and, in particular, evaluate whether our installation costs are in line with our installation billings.

Key Operating Metrics - Three Months Ended June 30

	Three Months Ended June 30,				Change
	2018		2017		Amount		%

Product accepted during the period (in 100 kilowatt systems)	181		162		19		11.7%
Megawatts deployed as of period end	328	MW	263	MW	65	MW	24.7%
Product accepted increased approximately 19 systems, or 11.7%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Acceptance volume increased as we installed more systems from backlog.
Megawatts deployed increased approximately 65 megawatts, or 24.7%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Acceptances achieved from June 30, 2017 to June 30, 2018 were added to our installed base and therefore increased our megawatts deployed from 263 megawatts to 328 megawatts, respectively.

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)

Billings for product accepted in the period	$107,554	$64,475	$43,079	66.8%
Billings for installation on product accepted in the period	$25,802	$25,803	($1)	—%
Billings for annual maintenance service agreements	$19,160	$18,181	$979	5.4%
Billings for product accepted increased approximately $43.1 million, or 66.8%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was primarily due to three factors.
First, product accepted increased approximately 19 systems, or 11.7%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Second, ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, so our billings for product accepted in 2017 did not include the benefit of ITC. Due to the reinstatement of ITC in 2018, billings for product accepted now includes the benefit of ITC. For the three months ended June 30, 2018, billings for product accepted included $26.4 million of benefit from ITC.
Third, the adoption of customer personalized applications such as batteries and grid-independent solutions increased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Products that incorporate these personalized applications have, on average, a higher billings rate than our standard platform products that do not incorporate these personalized applications.
Billings for installation on product accepted remains relatively unchanged for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Despite an 11.7% increase in product acceptances, billings for installation on product accepted remains unchanged due to the mix in installation billings driven by site complexity, size and customer purchase option.
When we analyze changes between the three months ended June 30, 2018 and 2017, we take into account the impact of the ITC that was available in 2018 as a result of the reinstatement of the ITC. The effect of the reinstatement of ITC was higher billings in the periods eligible for ITC. ITC was extended through December 2021. For the three months ended June 30, 2018, the combined total billings for product and installation accepted was $133.3 million, an increase of 47.7% from the billings for product and installation accepted combined of $90.3 million for the three months ended June 30, 2017. The increase was significantly greater than the 11.7% increase in associated acceptances during the same periods due to the reinstatement of the ITC in 2018.
Billings for annual maintenance service agreements increased approximately $1.0 million, or 5.4%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was driven by the billing for new maintenance contract renewals for a greater number of megawatts deployed.

	Three Months Ended June 30,		Change
	2018	2017	Amount	%

Product costs of product accepted in the period	$3,485/kW	$3,121/kW	$364/kW	11.7%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$3,018	$8,713	($5,695)	(65.4)%
Installation costs on product accepted in the period	$1,967/kW	$1,306/kW	$661/kW	50.6%
Product costs of product accepted increased approximately $364 per kilowatt, or 11.7%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase in cost is primarily due to the increased adoption of customer personalized applications for the three months ended June 30, 2018. These customer personalized applications have a higher product cost on a per unit basis.
Period costs of manufacturing related expenses decreased approximately $5.7 million, or 65.4%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our period costs of manufacturing related expenses decreased primarily due to higher absorption of fixed manufacturing costs due to higher factory utilization.
Installation costs on product accepted increased approximately $661 per kilowatt, or 50.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase in cost is primarily due to the increased adoption of customer personalized applications for the three months ended June 30, 2018 as mentioned above. These customer personalized applications also have a higher install cost on a per unit basis.

Key Operating Metrics - Six Months Ended June 30

	Six Months Ended June 30,				Change
	2018		2017		Amount		%

Product accepted during the period (in 100 kilowatt systems)	347		281		66		23.5%
Megawatts deployed as of period end	328	MW	263	MW	65	MW	24.7%
Product accepted increased approximately 66 systems, or 23.5%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Acceptance volume increased as we installed more systems from backlog.
Megawatts deployed increased approximately 65 megawatts, or 24.7%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Acceptances achieved from June 30, 2017 to June 30, 2018 were added to our installed base and therefore increased our megawatts deployed from 263 megawatts to 328 megawatts, respectively.

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)

Billings for product accepted in the period	$228,697	$112,579	$116,118	103.1%
Billings for installation on product accepted in the period	$37,698	$48,830	($11,132)	(22.8)%
Billings for annual maintenance services agreements	$33,282	$33,063	$219	0.7%
Billings for product accepted increased approximately $116 million, or 103.1%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was primarily due to three factors.
First, product accepted increased approximately 66 systems, or 23.5%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.
Second, ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, so our billings for product accepted in 2017 did not include the benefit of ITC. Due to the reinstatement of ITC in 2018, billings for product accepted now includes the benefit of ITC. For the six months ended June 30, 2018, billings for product accepted includes $86.0 million in benefits from ITC, of which $45.1 million was retroactive ITC for 2017 acceptances.
Third, the adoption of customer personalized applications such as batteries and grid-independent solutions increased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Products that incorporate these personalized applications have, on average, a higher billings rate than our standard platform products that do not incorporate these personalized applications.
Billings for installation on product accepted decreased by $11.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Despite a 23.5% increase in product acceptances, billings for installation on product accepted decreased due to the mix in installation billings driven by site complexity, size, customer purchase option and one large customer in particular in the six months ended June 30, 2018 where the installation was performed by the customer, therefore, we did not have any installation billing for that customer.
When we analyze changes between the six months ended June 30, 2018 and 2017, we take into account the impact of ITC that was available in 2018 as a result of the reinstatement of the ITC. The effect of the reinstatement of ITC was higher billings in the periods eligible for ITC. ITC was extended through December 2021. For the six months ended June 30, 2018, the combined total for billings for product and installation accepted was $266.4 million, an increase of 65.0% from the billings for product and installation accepted combined of $161.4 million for the six months ended June 30, 2017. The increase was significantly greater than the 23.5% increase in associated acceptances during the same periods due to the reinstatement of the ITC in 2018.
Billings for annual maintenance service agreements remained substantially the same for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

	Six Months Ended June 30,		Change
	2018	2017	Amount	%

Product costs of product accepted in the period	$3,662/kW	$3,493/kW	$169/kW	4.8%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$13,803	$16,110	($2,307)	(14.3)%
Installation costs on product accepted in the period	$1,276/kW	$1,589/kW	$(313)/kW	(19.7)%
Product costs of product accepted increased approximately $169 per kilowatt, or 4.8%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase in cost is primarily due to the increased adoption of customer personalized applications for the six months ended June 30, 2018. These customer personalized applications have a higher product cost on a per unit basis. A one-time impact of $271 per kilowatt was also included in the product cost of product accepted for the six months ended June 30, 2018 which was associated with supplier agreements that required us to forego previously negotiated discounts if ITC was renewed.
Period costs of manufacturing related expenses decreased approximately $2,307, or 14.3%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our period costs of manufacturing related expenses decreased primarily due to higher absorption of fixed manufacturing costs due to higher factory utilization.
Installation costs on product accepted decreased approximately $313 per kilowatt, or 19.7%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This decrease in cost is primarily due to the change in mix of site complexity, size, customer purchase option and one large customer in particular in the six months ended June 30, 2018 where the installation was performed by the customer, therefore, we did not have any installation cost for that customer. This decrease in cost was partially offset by higher installation cost driven by increased adoption of customer personalized applications for the six months ended June 30, 2018 as mentioned above. These customer personalized applications also have a higher install cost on a per unit basis.
Results of Operations
Revenue
We primarily recognize revenue from the sale and installation of Energy Servers, by providing services under maintenance contracts and electricity sales to our PPA Entities.
Product Revenue
All of our product revenue is generated from the sale of our Energy Servers to direct purchase, traditional lease and managed services customers. We generally recognize product revenue from contracts with customers for the sales of our Energy Servers once we achieve acceptance; that is, generally when the system has been installed and running at full power as defined in each contract.
The amount of product revenue we recognize in a given period is materially dependent on the volume and size of installations of our Energy Servers and on the type of financing used by the customer.
Installation Revenue
All of our installation revenue is generated from the installation of our Energy Servers to direct purchase, traditional lease and managed services customers. The amount of installation revenue we recognize in a given period is materially dependent on the volume and size of installations of our Energy Servers in a given period and on the type of financing used by the customer.
Service Revenue
Service revenue is generated from operations and maintenance services agreements that extend the standard one-year warranty service coverage beyond the initial one-year coverage for Energy Servers sold under direct purchase, traditional lease and managed services sales. Customers of our purchase and lease programs can renew their operating and maintenance services agreements on an annual basis for the life of the contract at prices predetermined at the time of purchase of the Energy Server. We anticipate that almost all of our customers will continue to renew their operations and maintenance services agreements each year.

Electricity Revenue
Our PPA Entities purchase Energy Servers from us and sell the electricity produced by these systems to customers through long-term PPAs. Customers are required to purchase all of the electricity produced by the Energy Servers at agreed-upon rates over the course of the PPA’s term. We generally recognize revenue from such PPA Entities as the electricity is provided over the term of the agreement.
Cost of Revenue
Our total cost of revenue consists of cost of product revenue, cost of installation revenue, cost of service revenue and cost of electricity revenue. It includes personnel costs associated with our operations and global customer support organizations consisting of salaries, benefits, bonuses, stock-based compensation and allocated facilities costs.
Cost of Product Revenue
Cost of product revenue consists of costs of Energy Servers that we sell to direct, traditional lease and managed services customers, including costs of materials, personnel costs, allocated costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of our equipment. Because the sale of our Energy Servers includes a standard one-year warranty, cost of product revenue also includes estimated first-year warranty costs. Warranty costs for customers that purchase under managed services or the Bloom Electrons program are recognized as a cost of product revenue as they are incurred. We expect our cost of product revenue to increase in absolute dollars as we deliver and install more Energy Servers and our product revenue increases.
Cost of Installation Revenue
Cost of installation revenue consists of the costs to install the Energy Servers that we sell to direct, traditional lease and managed services customers, including costs of materials and service providers, personnel costs, and allocated costs. We expect our cost of installation revenue to increase in absolute dollars as we deliver and install more Energy Servers, though it will be subject to variability as a result of the foregoing.
Cost of Service Revenue
Cost of service revenue consists of costs incurred under maintenance service contracts for all customers including direct sales, traditional lease, managed services and PPA customers. Such costs include personnel costs for our customer support organization, allocated costs and extended maintenance-related product repair and replacement costs. We expect our cost of service revenue to increase in absolute dollars as our end-customer base of megawatts deployed grows, and we expect our cost of service revenue to fluctuate period by period depending on the timing of maintenance of Energy Servers.
Cost of Electricity Revenue
Cost of electricity revenue primarily consists of the depreciation of the cost of the Energy Servers owned by our PPA Entities and the cost of gas purchased in connection with PPAs entered into by our first PPA Entity. The cost of depreciation of the Energy Servers is reduced by the amortization of any U.S. Treasury grant payment in lieu of the energy investment tax credit associated with these systems. We expect our cost of electricity revenue to increase in absolute dollars as our end-customer base of megawatts deployed grows.
Gross Profit (Loss)
Gross profit (loss) has been and will continue to be affected by a variety of factors, including the sales price of our products, manufacturing costs, the costs to maintain the systems in the field, the mix of financing options used, and the mix of revenue between product, service and electricity. We expect our gross profit to fluctuate over time depending on the factors described above.
Operating Expenses
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs. Research and development expense also includes prototype related expenses and allocated facilities costs. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, and we expect our research and development expense to fluctuate as a percentage of total revenue.

Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commissions. We expense commission costs as earned. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, office equipment and software, depreciation, professional services and allocated facilities costs. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations and to expand our international presence, and we expect our sales and marketing expense to fluctuate as a percentage of total revenue.
General and Administrative
General and administrative expense consists of personnel costs, fees for professional services and allocated facilities costs. General and administrative personnel include our executive, finance, human resources, information technology, facilities, business development and legal organizations. We expect general and administrative expense to increase in absolute dollars due to additional legal fees and costs associated with accounting, insurance, investor relations, SEC and stock exchange compliance and other costs associated with being a public company, and we expect our general and administrative expense to fluctuate as a percentage of total revenue.
Stock-Based Compensation
We typically record stock-based compensation expense under the straight-line attribution method over the vesting term, which is generally five years, and record stock-based compensation expense for performance based awards using the graded-vesting method. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Stock-based compensation expense is recorded in the consolidated statements of operations based on the employees’ respective function.
Interest Expense
Interest expense primarily consists of interest charges associated with our secured line of credit, long-term debt facilities, financing obligations and capital lease obligations. We expect interest charges to decrease as a result of pay-downs of the debt obligations over the course of the debt arrangements.
Other Income (Expense), Net
Other expense, net primarily consists of gains or losses associated with foreign currency fluctuations, net and of income earned on our cash and cash equivalents holdings in interest-bearing accounts. We have historically invested our cash in money-market funds.
Gain/Loss on Revaluation of Warrant Liabilities
Warrants issued to investors and lenders that allow them to acquire our convertible preferred stock have been classified as liability instruments on our balance sheet. We record any changes in the fair value of these instruments between reporting dates as a separate line item in our statement of operations. As some of the warrants issued are mandatorily convertible to common stock subsequent to the completion of our IPO, they will no longer be recorded as a liability related to these mandatorily converted warrants.
Provision for Income Taxes
Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We have provided a full valuation allowance on our deferred tax assets because we believe it is more likely than not that the deferred tax assets will not be realized. At December 31, 2017, we had federal and state net operating loss carryforwards of $1.7 billion and $1.5 billion, respectively, which will expire, if unused, beginning in 2022 and 2018, respectively.
Net Income (Loss) Attributable to Noncontrolling Interests
We determine the net income (loss) attributable to common stockholders by deducting from net income (loss) in a period the net income (loss) attributable to noncontrolling interests. We allocate profits and losses to the noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as our Investment Company structure.

Results of Operations - Three Months Ended June 30
Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Product	$108,654	$39,935	$68,719	172.1%
Installation	26,245	14,354	11,891	82.8%
Service	19,975	18,875	1,100	5.8%
Electricity	14,007	13,619	388	2.8%
Total revenue	$168,881	$86,783	$82,098	94.6%
Total Revenue
Total revenue increased approximately $82.1 million, or 94.6%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. There were four principal drivers of this revenue increase.
First, product acceptances increased by approximately 19 systems, or 11.7%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.
Second, we achieved a significantly higher mix of orders to customers where revenue is recognized on acceptance, compared to revenue from the Bloom Electrons and managed services financing programs where revenue is recognized over the term of the agreement. In the three months ended June 30, 2018, we recognized 100.0% of our orders at acceptance, whereas only 69.0% of total acceptances in the three months ended June 30, 2017 were recognized at acceptance.
Third, the ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, however our revenue in 2018 includes the benefit of the reinstatement. The total revenue for the three months ended June 30, 2018 included $28.8 million of benefit from ITC, whereas the total revenue for the three months ended June 30, 2017 included $2.4 million of benefit, thus an increase in benefit from ITC to revenue of $26.4 million compared to the same period in 2017.
Lastly, the adoption of customer personalized applications such as batteries and grid-independent solutions increased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Products that incorporate these personalized applications have, on average, higher revenue than our standard platform products that do not incorporate these personalized applications.
Product Revenue
Product revenue increased approximately $68.7 million, or 172.1%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was driven by the factors impacting total revenue as mentioned above.
Installation Revenue
Installation revenue increased approximately $11.9 million, or 82.8%, from $14.4 million for the three months ended June 30, 2017 to $26.2 million for the three months ended June 30, 2018. This increase was driven by the factors impacting total revenue as mentioned above.
Product and Installation Revenue Combined
Product and installation revenue combined increased approximately $80.6 million, or 148.5%, to $134.9 million for the three months ended June 30, 2018 from $54.3 million for the three months ended June 30, 2017. Depending on the customer purchase option elected by our customers, the product, installation and electricity revenue for that contract will either be recognized up front at acceptance or ratably over the life of the contract. The ratable portion of the product and install revenue increased approximately $0.6 million, to $6.9 million for the three months ended June 30, 2018 from $6.3 million for the three months ended June 30, 2017. This increase was primarily due to the increase in ratable acceptances through 2017.
The upfront portion of the product and install revenue increased approximately $80.0 million, to $128.0 million for the three months ended June 30, 2018 from $48.0 million for the three months ended June 30, 2017. This increase in upfront product and install revenue was primarily due to the increase in upfront acceptances to 181 in the three months ended June 30, 2018 from 111 in the three months ended June 30, 2017. The upfront product and install average selling price increased to

$7,093 per kilowatt for the three months ended June 30, 2018, from $4,317 per kilowatt for the three months ended June 30, 2017 primarily driven by higher ITC and the increased sale of customer personalized applications.
Service Revenue
Service revenue increased approximately $1.1 million, or 5.8%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our increase in total megawatts deployed.
Electricity Revenue
Electricity revenue increased approximately $0.4 million, or 2.8%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 due to normal fluctuations in system performance.
Cost of Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$70,802	$47,545	$23,257	48.9%
Installation	37,099	14,855	22,244	149.7%
Service	19,260	21,308	(2,048)	(9.6)%
Electricity	8,949	8,881	68	0.8%
Total cost of revenue	$136,110	$92,589	$43,521	47.0%
Total Cost of Revenue
Total cost of revenue increased approximately $43.5 million, or 47.0%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase in cost of revenue was primarily attributable to higher product and install cost of revenue which was driven by an increase in the product acceptances and a higher mix of orders to customers in which cost of revenue is recognized on acceptance. Additionally there was an increase in the sale of customer personalized applications for the three months ended June 30, 2018, and thus an increase in cost of product and install revenue. This increase in product and install cost of revenue was partially offset by lower service cost of revenue.
Cost of Product Revenue
Cost of product revenue increased approximately $23.3 million, or 48.9%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was driven by the factors impacting total cost of revenue as mentioned above.
Cost of Installation Revenue
Cost of installation revenue increased approximately $22.2 million, or 149.7%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was driven by the factors impacting total cost of revenue as mentioned above.
Cost of Product Revenue and Cost of Installation Revenue Combined
Combined product and install cost of revenue increased approximately $45.5 million, or 72.9%, to $107.9 million for the three months ended June 30, 2018, from $62.4 million for the three months ended June 30, 2017. The ratable portion of the product and install cost of revenue increased approximately $0.6 million to $4.9 million for the three months ended June 30, 2018, from $4.3 million for the three months ended June 30, 2017. This increase was due to the increase in ratable acceptances through 2017. The product and install cost of revenue includes stock based compensation which remained fairly constant at $1.7 million for both the three months ended June 30, 2018 and the three months ended June 30, 2017. The remaining upfront portion of the product and install cost of revenue, excluding stock based compensation, increased approximately $44.8 million to $101.2 million for the three months ended June 30, 2018 from $56.4 million for the three months ended June 30, 2017. This increase in upfront product and install cost of revenue was primarily due to the increase in upfront acceptances to 181 in the three months ended June 30, 2018 from 111 in the three months ended June 30, 2017. The upfront product and install average cost of revenue on a per kilowatt basis, also described as total install system cost (TISC) increased to $5,607 per kilowatt for the three months ended June 30, 2018 from $5,073 per kilowatt for the three months ended June 30, 2017. The increase was primarily driven by the increase in the sale of customer personalized applications which have a higher per unit cost.
Cost of Service Revenue
Cost of service revenue decreased approximately $2.0 million, or 9.6%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This decrease was primarily due to a lower number of power module replacements driven by the maintenance cycle of our Energy Servers.
Cost of Electricity Revenue
Cost of electricity revenue increased approximately $0.1 million, or 0.8%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.
Gross Profit (Loss)

	Three Months Ended June 30,		Change
	2018	2017
	(dollars in thousands)
Gross Profit:
Product	$37,852	$(7,610)	$45,462
Installation	(10,854)	(501)	(10,353)
Service	715	(2,433)	3,148
Electricity	5,058	4,738	320
Total gross profit (loss)	$32,771	$(5,806)	$38,577

Gross Profit percentage:
Product	35%	(19)%
Installation	(41)%	(3)%
Service	4%	(13)%
Electricity	36%	35%
Total gross profit (loss) percentage	19%	(7)%
Total Gross Profit
Gross profit improved $38.6 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This improvement was generally a result of higher product margins due to the increase in product acceptances, a higher mix of orders recognized at acceptance and the renewal of ITC.
Product Gross Profit
Product gross profit improved $45.5 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This improvement was due to the increase in product acceptances, a higher mix of orders recognized at acceptance and the renewal of ITC.
Installation Gross Profit
Installation gross profit decreased $10.4 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This reduction in profit was due to higher install cost from the initial installations with the new customer personalized applications. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server as well as the size of each installation, which can cause variability in installation costs from quarter-to-quarter.
Service Gross Profit
Service gross profit improved $3.1 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This improvement was driven by lower service cost of revenue primarily due to a lower number of power module replacements driven by the maintenance cycle of our Energy Servers.

Electricity Gross Profit
Electricity gross profit improved $0.3 million in the three months ended June 30, 2018, compared to the three months ended June 30, 2017 due to fluctuations in system performance.
Operating Expenses

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$14,413	$12,368	$2,045	16.5%
Sales and marketing	8,254	8,663	(409)	(4.7)%
General and administrative	15,359	14,325	1,034	7.2%
Total operating expenses	$38,026	$35,356	$2,670	7.6%
Total Operating Expenses
Total operating expenses increased $2.7 million, or 7.6% in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was primarily due to increase in research and development and general and administrative expenses.
Research and Development
Research and development expenses increased approximately $2.0 million, or 16.5%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to compensation related expenses related to hiring and investments for next generation technology development.
Sales and Marketing
Sales and marketing expenses decreased approximately $0.4 million, or 4.7%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decrease was primarily due to improvement in managing pre-sales expenses by $0.9 million, partially offset by higher consulting expenses of $0.3 million for market and customer financing expansion and higher compensation related expenses of $0.2 million.
General and Administrative
General and administrative expenses increased approximately $1.0 million, or 7.2%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in general and administrative expenses was due to an increase in hiring, public company readiness, legal and information technology related expenses.
Stock-Based Compensation

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$1,971	$1,879	$92	4.9%
Research and development	1,739	1,377	362	26.3%
Sales and marketing	1,214	1,379	(165)	(12.0)%
General and administrative	2,894	3,383	(489)	(14.5)%
Total stock-based compensation	$7,818	$8,018	$(200)	(2.5)%
Total stock-based compensation decreased $0.2 million, or 2.5% in the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Other Income and Expense

	Three Months Ended June 30,		Change
	2018	2017
	(dollars in thousands)
Interest expense	$(26,167)	$(25,554)	$(613)
Other income (expense), net	559	14	545
Loss on revaluation of warrant liabilities and embedded derivatives	(19,197)	(668)	(18,529)
Total	$(44,805)	$(26,208)	$(18,597)
Total Other Income and Expense
Total other income and expense increased $18.6 million, or 71.0% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to the increase in loss on revaluation of warrant liabilities and embedded derivatives.
Interest Expense
Interest expense increased $0.6 million, or 2.4% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to the increase in the outstanding unpaid principal of the 6% Notes.
Other Income (Expense)
Total other expense increased $0.5 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was due to an increase in foreign currency translation expenses and other miscellaneous items.
Revaluation of Warrant Liabilities and Embedded Derivatives
For the three months ended June 30, 2018, the loss on revaluation of warrant liabilities and embedded derivative increased by $18.5 million compared to the three months ended June 30, 2017. This was due to an increase in our derivative valuation adjustment of $23.0 million offset by a decrease in our warrant valuation of $4.5 million, both of which are driven by the Company's valuation at the end of the period. Changes in the valuation of the conversion feature derivative is dependent on changes in the value of our common stock.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax provision	$128	$228	$(100)	(43.9)%
Income tax provision decreased approximately $0.1 million, or 43.9%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was primarily due to fluctuations in tax on income earned by international entities due to the general growth of our business in international locations.
Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(4,512)	$(4,123)	$(389)	9.4%
Total loss attributable to noncontrolling interests increased $0.4 million, or 9.4%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Net Loss Attributable to Common Shareholders

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net loss attributable to common shareholders	$(45,677)	$(63,475)	$17,798	(28.0)%
Net loss attributable to common shareholders decreased $17.8 million, or 28.0%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This improvement was driven by the increase in gross profit by $38.6 million, partially offset by the increased loss on revaluation of warrant liabilities and embedded derivatives by $18.5 million.
Results of Operations - Six Months Ended June 30
Revenue

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Product	$229,961	$67,600	$162,361	240.2%
Installation	40,363	26,647	13,716	51.5%
Service	39,882	37,466	2,416	6.4%
Electricity	28,036	27,267	769	2.8%
Total revenue	$338,242	$158,980	$179,262	112.8%
Total Revenue
Total revenue increased approximately $179.3 million, or 112.8%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. There were four principal drivers of this revenue increase.
First, product acceptances increased by approximately 66 systems, or 23.5%, for the six months ended June 30, 2018, compared to the three months ended June 30, 2017.
Second, we achieved a significantly higher mix of orders through direct sales to customers where revenue is recognized on acceptance, compared to revenue from the Bloom Electrons and managed services financing programs where revenue is recognized over the term of the agreement. In the six months ended June 30, 2018, we recognized 100.0% of our orders at acceptance, whereas only 63.0% of total acceptances in the six months ended June 30, 2017 were recognized at acceptance.
Third, the ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, however our revenue in 2018 includes the benefit of the reinstatement. The total revenue for the six months ended June 30, 2018 included $91.2 million of benefit from ITC, whereas the total revenue for the six months ended June 30, 2017 included $4.8 million of benefit, thus an increase in benefit to revenue from ITC of $86.4 million compared to the same period in 2017. The $91.2 million benefit of ITC in the six months ended June 30, 2018 included $45.5 million benefit of the retroactive ITC for 2017 acceptances.
Lastly, the adoption of customer personalized applications such as batteries and grid-independent solutions increased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Products that incorporate these personalized applications have, on average, higher revenue than our standard platform products that do not incorporate these personalized applications.
Product Revenue
Product revenue increased approximately $162.4 million, or 240.2%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase was driven by the factors impacting total revenue as mentioned above.
Installation Revenue
Install revenue increased approximately $13.7 million, or 51.5%, from $26.6 million for the six months ended June 30, 2017 to $40.4 million for the six months ended June 30, 2018. This increase was driven by the factors impacting total revenue as mentioned above, partially offset by the lower installation revenue associated with one large customer in the six months ended June 30, 2018 where the installation was performed by the customer, therefore, we did not have any installation revenue for that customer.
Service Revenue
Service revenue increased approximately $2.4 million, or 6.4% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This was primarily due to the increase in the number of annual maintenance contract renewals driven by the increase in total megawatts deployed.
Electricity Revenue
Electricity revenue increased approximately $0.8 million, or 2.8%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to normal fluctuations in system performance.
Cost of Revenue

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$151,157	$86,400	$64,757	75.0%
Installation	47,537	28,301	19,236	68.0%
Service	43,513	39,526	3,987	10.1%
Electricity	19,598	19,757	(159)	(0.8)%
Total cost of revenue	261,805	173,984	87,821	50.5%
Gross profit (loss)	$76,437	$(15,004)	$91,441	(609.4)%
Total Cost of Revenue
Total cost of revenue increased approximately $87.8 million, or 50.5%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase in cost of revenue was primarily attributable to higher product and install cost of revenue which was driven by an increase in the product acceptances and a higher mix of orders to customers in which cost of revenue is recognized on acceptance. Additionally there was an increase in the sale of customer personalized applications for the six months ended June 30, 2018, and thus an increase in cost of revenue.
Cost of Product Revenue
Cost of product revenue increased approximately $64.8 million, or 75.0%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.This increase was driven by the factors impacting total cost of revenue as mentioned above. Additionally, a one-time impact of $9.4 million was included in the cost of product revenue for the six months ended June 30, 2018 which was associated with supplier agreements that required us to forego previously negotiated discounts if ITC was renewed.
Cost of Installation Revenue
Cost of installation revenue increased approximately $19.2 million, or 68.0%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.This increase was driven by the factors impacting total cost of revenue as mentioned above, partially offset by the lower cost of install associated with one large customer in the six months ended June 30, 2018 where the installation was performed by the customer, therefore, we did not have any installation cost for that customer.
Cost of Service Revenue
Cost of service revenue increased approximately $4.0 million, or 10.1%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.This increase was primarily due to a higher number of power module replacements driven by the maintenance cycle of our Energy Servers.
Cost of Electricity Revenue
Cost of electricity revenue decreased approximately $0.2 million, or 0.8%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Gross Profit (Loss)

	Six Months Ended June 30,		Change
	2018	2017
	(dollars in thousands)
Gross Profit:
Product	$78,804	$(18,800)	$97,604
Installation	(7,174)	(1,654)	(5,520)
Service	(3,631)	(2,060)	(1,571)
Electricity	8,438	7,510	928
Total gross profit (loss)	$76,437	$(15,004)	$91,441

Gross Profit percentage:
Product	34%	(28)%
Installation	(18)%	(6)%
Service	(9)%	(5)%
Electricity	30%	28%
Total gross profit (loss) percentage	23%	(9)%
Total Gross Profit
Gross profit improved $91.4 million, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This improvement was generally a result of higher product margins due to the increase in product acceptances, a higher mix of orders recognized at acceptance and the renewal of ITC.
Product Gross Profit
Product gross profit improved $97.6 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This improvement was due to the increase in product acceptances, a higher mix of orders recognized at acceptance (versus ratable) and the renewal of ITC.
Installation Gross Profit
Installation gross profit decreased $5.5 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This reduction in profit was due to higher install cost from the initial installations with the new customer personalized applications. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server as well as the size of each installation, which can cause variability in installation costs from quarter-to-quarter.
Service Gross Profit
Service gross profit (loss) worsened by $1.6 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This improvement was driven by higher service cost of revenue primarily due to a higher number of power module replacements driven by the maintenance cycle of our Energy Servers.
Electricity Gross Profit
Electricity gross profit improved $0.9 million, or 12.3% in the six months ended June 30, 2018, compared to the six months ended June 30, 2017 due to normal fluctuations in system performance.

Operating Expenses

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$29,144	$23,591	$5,553	23.5%
Sales and marketing	16,516	16,508	8	—%
General and administrative	30,347	27,204	3,143	11.6%
Total operating expenses	$76,007	$67,303	$8,704	12.9%
Total Operating Expenses
Total operating expenses increased $8.7 million, or 12.9% in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase was primarily due to an increase in research and development and general and administrative expenses.
Research and Development
Research and development expenses increased approximately $5.6 million, or 23.5%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase was primarily due to compensation related expenses related to hiring and investments for next generation technology development.
Sales and Marketing
Sales and marketing expenses remained largely unchanged in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.
General and Administrative
General and administrative expenses increased approximately $3.1 million, or 11.6%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in general and administrative expenses was due to an increase in hiring, public company readiness, legal and information technology related expenses.
Stock-Based Compensation

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands)
Cost of revenue	$3,869	$3,637	$232	6.4%
Research and development	3,376	2,706	670	25%
Sales and marketing	2,166	2,620	(454)	(17)%
General and administrative	6,362	5,700	662	12%
Total share-based compensation	$15,773	$14,663	$1,110	7.6%
Total stock-based compensation increased $1.1 million, or 7.6% in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Other Income and Expense

	Six Months Ended June 30,		Change
	2018	2017
	(dollars in thousands)
Interest expense	$(49,204)	$(49,917)	$713
Other income (expense), net	(70)	133	(203)
Loss on revaluation of warrant liabilities and embedded derivatives	(23,231)	(453)	(22,778)
Total	$(72,505)	$(50,237)	$(22,268)
Total Other Expense
Total other expense increased by $22.3 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily due to the increase in loss on revaluation of warrant liabilities and embedded derivatives.
Interest Expense
Interest expense decreased $0.7 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This decrease was primarily due to lower amortization expense of our debt derivatives.
Other Income (Expense)
Total other income (expense) was reduced by $0.2 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This change was due to an increase in foreign currency translation expenses and other miscellaneous items.
Revaluation of Warrant Liabilities
For the six months ended June 30, 2018, the loss on revaluation of warrant liabilities and embedded derivative increased by $22.8 million when compared to the six months ended June 30, 2017. This was due to an increase in our derivative valuation adjustment of $30.6 million, offset by a decrease in our warrant valuation of $7.8 million, both of which are driven by the Company's valuation at the end of the period. Changes in the valuation of the conversion feature derivative is dependent on changes in the value of our common stock.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax provision	$461	$442	$19	4.3%
Income tax provision remained largely unchanged in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and was primarily due to fluctuations in tax on income earned by international entities due to the general growth of our business in international locations.
Net Income (Loss) Attributable to Noncontrolling Interests

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(9,143)	$(9,979)	$836	(8.4)%
Total loss attributable to noncontrolling interests decreased $0.8 million, or 8.4%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net Loss Attributable to Common Shareholders

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net loss attributable to common shareholders	$(63,393)	$(123,007)	$59,614	(48.5)%
Net loss attributable to common shareholders decreased $59.6 million, or 48.5%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This improvement was driven by the increase in gross profit by $91.4 million, partially offset by the increased loss on revaluation of warrant liabilities and embedded derivatives by $22.8 million and increase in operating expenses by $8.7 million.
Liquidity and Capital Resources
As of June 30, 2018, we had an accumulated deficit of approximately $2.4 billion. We finance our operations, including the costs of acquisition and installation of Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our preferred stock, debt financings and cash generated from our operations. As of June 30, 2018, we had $1.0 billion of total outstanding debt and long term liabilities. See Note 6 - Outstanding Loans and Security Agreements for a complete description of our outstanding debt. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents and short-term investments of $107.3 million and $130.6 million, respectively.
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our operating cash flow, capital requirements and other cash flow needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our products, the timing of receipt by us of distributions from our PPA Entities and overall economic conditions. We do not expect to receive significant cash distributions from our PPA Entities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional debt or equity financing.
In July 2018, and subsequent to the date of the financial statements included in this Quarterly Report on Form 10-Q, we successfully completed an initial public stock offering with the sale of 20,700,000 shares of our Class A common stock at a price of $15.00 per share, resulting in cash proceeds of $284.3 million net of underwriting discounts, commissions and estimated offering costs. We intend to use the net proceeds from this offering for general corporate purposes including research and development and sales and marketing activities, general and administrative matters and capital expenditures.
Cash Flows - Six Months Ended June 30
Cash Used
A summary of the sources and uses of cash, cash equivalents and restricted cash for the Company for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Six Months Ended June 30,		Change
	2018	2017

Net cash provided by (used in):
Operating activities	$(18,585)	$(79,575)	$60,990
Investing activities	9,673	(2,265)	11,938
Financing activities	(21,828)	77,156	(98,984)
Net cash used	$(30,740)	$(4,684)	$(26,056)
Our use of cash (net) was $30.7 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively. In the six months ended June 30, 2018, cash used by operating activities decreased (improved) by $61.0 million to cash used of $18.6 million from cash used of $79.6 million in the six months ended June 30, 2017. The improvement in cash used by operating activities for the six months ended June 30, 2018 was due to a $15.9 million positive operating cash flow for the three months ended June 30, 2018. In the six months ended June 30, 2018, cash provided by investing activities increased by $11.9 million to cash provided of $9.7 million from cash used of $2.3 million in the same period in 2017. In the six months ended June 30, 2018, cash used by financing activities decreased by $99.0 million to cash used of $21.8 million from cash provided of $77.2 million in the same period in 2017.
Net cash used by our variable interest entities (the PPA Entities) which are incorporated into the consolidated statement of cash flows for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Six Months Ended June 30,		Change
	2018	2017

PPA Entities*
Net cash used in purchase of PPA property, plant and equipment in investing activities	$—	$—	$—
Net cash provided by (used in) PPA operating activities	$21,470	$12,791	$8,679
Net cash provided by (used in) PPA financing activities	$(23,706)	$(13,791)	$(9,915)

*
The PPA Entities' operating cash flows, which is a subset of our consolidated cash flows and represents the stand-alone cash flows prepared in accordance with US GAAP, consists principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.

Operating Activities
In the six months ended June 30, 2018, we used approximately $18.6 million of cash in operating activities. This use of cash resulted primarily from a net operating loss of $63.4 million, which included net non-cash charges of $73.5 million and a non-cash loss attributable to non-controlling interests of $9.1 million. Non-cash items include depreciation of approximately $21.6 million, a revaluation of derivative contracts of $28.6 million, stock-based compensation of $15.8 million and amortization of debt discount of $12.0 million, partially offset by a revaluation of preferred stock warrants of $7.5 million. Cash used in operating activities consisted primarily of an increase in inventory of $46.2 million, and increase in accounts receivable of $6.5 million, a decrease in deferred revenue and customer deposits of approximately $31.8 million relating to upfront milestone payments received from customers, an increase in other current liabilities of $12.8 million, partially offset by a decrease in deferred cost of revenue of $48.8 million and an increase in other long-term liabilities of $18.7 million.
In the six months ended June 30, 2017, we used approximately $79.6 million in operating activities. This use of cash resulted primarily from a net operating loss of $123.0 million, which included net non-cash charges of $59.8 million and a non-cash loss attributable to non-controlling interests of $10.0 million. Non-cash items include depreciation of approximately $23.6 million, stock-based compensation of $14.7 million and amortization of debt discount of $20.6 million. Cash used in operating activities consisted primarily of an increase in inventory of $17.6 million, an increase in accounts receivable of $5.3 million and an increase in deferred cost of revenue of $34.9 million and a decrease in accounts payable of $13.3 million, partially offset by an increase in other long term liabilities of $24.9 million, and an increase in deferred revenue and customer deposits of approximately $35.9 million relating to upfront milestone payments received from customers.
Net cash used in operating activities improved by $61.0 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. This increase was primarily the result of an improvement in our net loss of $59.6 million. The non-cash charges of depreciation and stock-based compensation were similar in both periods, as was the loss attributable to noncontrolling interests. We had an increase in the non-cash revaluation of derivative contracts of $29.9 million as a result of the changes in our stock price. Significant changes in cash used includes an increase in inventory of $28.6 million due to an increase in the production volume when compared to 2017's increase in inventory, a substantial increase in the payment of other current liabilities as compared to a decrease of payments in the previous year's six months, and a significant decrease in deferred revenue and customer deposits compared to an increase in the six month period in 2017. Cash provided by operating activities was most affected by this year's decrease in deferred revenue and customer deposits when compared to last year's increase, this year's accounts payable increase when compared to the six month period in 2017's decrease, both of which were partially offset by a lesser increase in long term liabilities for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.
Investing Activities
Our investing activities consist primarily of capital expenditures which include our expenditures to maintain or increase the scope of our manufacturing operations. These capital expenditures also include leasehold improvements to our office space, purchases of office equipment, IT infrastructure equipment and furniture and fixtures.
In the six months ended June 30, 2018, we generated approximately $9.7 million in cash from investing activities. This cash inflow is primarily from cash provided by investment activities of $11.3 million (net), partially offset by $1.6 million used for the purchase of capital assets.
In the six months ended June 30, 2017, we used approximately $2.3 million in investing activities for the purchase of capital assets.
Net cash provided by investing activities improved by $11.9 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. Our use of cash in the six months ended June 30, 2018 for the purchase of property, plant and equipment did not change significantly when compared to the same period in 2017. The change is primarily due to significant investment activity in the six months ended June 30, 2018 as a result of the maturation of marketable securities and subsequent reinvestment, whereas we had none in the same period in 2017.
Financing Activities
In the six months ended June 30, 2018, we used approximately $21.8 million of net cash for financing activities. This cash outflow resulted primarily from distributions paid to our PPA Equity Investors of approximately $11.6 million and repayments of $9.8 million of long-term debt and a revolving line of credit.
In the six months ended June 30, 2017, we generated approximately $77.2 million from financing activities. We had net proceeds of approximately $93.9 million from the issuance of debt and proceeds from noncontrolling interests of $13.7 million, offset by distributions paid to our PPA Equity Investors of approximately $17.7 million.
Net cash from financing activities decreased by $99.0 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017, primarily the result of $100.0 million borrowed and the receipt of $13.7 million in proceeds from noncontrolling interests in the six months ended June 30, 2017 whereas the amounts were none and none, respectively, in the same period in 2018.
Off-Balance Sheet Arrangements
We include in our consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and have substantial control. We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of June 30, 2018, we do not have any off-balance sheet arrangements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks as part of our ongoing business operations, primarily by exposure to changes in interest rates, in commodity fuel prices and in foreign currency.
Interest Rates
Our cash and cash equivalents are invested in money market funds and our short-term investments are invested in U.S. Treasury bills. Due to the short-term nature of our cash equivalents and short-term investments, we believe that we do not have any material revenue exposure to changes in fair value as a result of changes in interest rates. Additionally, given the low levels of interest earned on money market funds and U.S. Treasury bills, any exposure to market rate interest fluctuations would not have a material effect on our operating results or financial condition.
We are exposed to interest rate risk related to our indebtedness that bears interest based on a floating LIBOR rate. We generally hedge such interest rate risks with the use of hedging instruments. Changes in interest rates which may affect our indebtedness are generally offset by interest rate swaps. For our fixed-rate debt, interest rate changes do not affect our earnings or cash flows. We do not believe that an increase or decrease in interest rates by a hypothetical 10% would have a material effect on our operating results or financial condition.

Commodity Price Risk
We are subject to commodity price risk arising from price movements for natural gas that we supply to customers to operate our Energy Servers under certain power purchase agreements. We manage this risk by entering into forward commodity contracts associated with the cost of natural gas as economic hedges. As a result, we do not believe that a hypothetical 10% change in commodity prices would have a material effect on our operating results or financial condition.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency market risk. As a result, we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a material effect on our operating results or financial condition.
However, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies and is subject to such risk. Although not yet material, if we are not able to successfully hedge against the risks associated with currency fluctuations in our future activities, our financial condition and operating results could be adversely affected.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial
Officer as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the Exchange Act), as of June 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018 controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Further, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objectives.

Part II - Other Information
ITEM 1 - LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 13 - Commitments and Contingencies, in the notes to our condensed consolidated financial statements.
We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A - RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, operating results and prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.
Risks Relating to Our Business and Industry
Our limited operating history and our nascent industry make evaluating our business and future prospects difficult.
From our inception in 2001 through 2008, we were focused principally on research and development activities relating to our Energy Server technology. We did not deploy our first Energy Server and did not recognize any revenue until 2008. As a result, we have a limited history operating our business at its current scale, and therefore a limited history upon which you can base an investment decision.
Our Energy Server is a new type of product in the nascent distributed energy industry. Predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. You should consider our prospects in light of the risks and uncertainties that emerging companies encounter when introducing a new product into a nascent industry.
The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance.
The distributed generation industry is still relatively nascent, and we cannot be sure that potential customers will accept distributed generation more broadly, or our Energy Server products more specifically. Enterprises may be unwilling to adopt our solution over traditional or competing power sources for any number of reasons including the perception that our technology is unproven, lack of confidence in our business model, unavailability of back-up service providers to operate and maintain the Energy Servers, and lack of awareness of our product. Because this is an emerging industry, broad acceptance of our products and services are subject to a high level of uncertainty and risk. If the market develops more slowly than we anticipate, our business will be harmed.
We have incurred significant losses in the past and we do not expect to be profitable for the foreseeable future.
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of June 30, 2018, we had an accumulated deficit of $2.4 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems and infrastructure to support our growth. We anticipate that we will incur net losses on a US GAAP basis for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:

•	growing our sales volume;

•	increasing sales to existing customers and attracting new customers;

•	attracting and retaining financing partners who are willing to provide financing for sales on a timely basis and with attractive terms;

•	continuing to improve the useful life of our fuel cell technology and reducing our warranty servicing costs;

•	reducing the cost of producing our Energy Servers;

•	improving the efficiency and predictability of our installation process;

•	improving the effectiveness of our sales and marketing activities; and

•	attracting and retaining key talent in a competitive marketplace.
Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.
Our Energy Servers have significant upfront costs, and we will need to attract investors to help customers finance purchases.
Our Energy Servers have significant upfront costs. In order to assist our customers in obtaining financing for our products, we have leasing programs with two leasing partners who have prequalified our product and provide financing for customers through various leasing arrangements. In addition to the leasing model, we also offer power purchase agreements (PPAs) in which the cost of the Energy Server is provided by a subsidiary operating company ("Operating Company") and funded by a subsidiary investment entity ("Investment Company", together the "PPA Entities") which is financed by us and/or in combination with third-party investors ("Equity Investors"). In recent periods, the substantial majority of our end customers have elected to finance their purchases, typically through PPA Entities.
We will need to grow committed financing capacity with existing partners or attract additional partners to support our growth. Generally at any point in time, the deployment of a portion of our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including the investors’ ability to utilize tax credits and other government incentives, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. For example, we have been working with financing sources to arrange for additional third-party Power Purchase Agreement Program entities, one of which will need to be finalized in order for our customers to arrange financing so that we can complete our planned installations in the first quarter of 2019.
We do not currently have a committed financing partner willing to finance deployments with poor credit-quality customers. If we are unable to procure financing partners willing to finance such deployments, our ability to grow our business may be negatively impacted.
If our Energy Servers contain manufacturing defects, our business and financial results could be harmed.
Our Energy Servers are complex products and they may contain undetected or latent errors or defects. In the past, we have experienced latent defects only discovered once the Energy Server is deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide us with components or materials that meet our specifications could also introduce defects into our products. In addition, as we grow our manufacturing volume, the chance of manufacturing defects could increase. Any manufacturing defects or other failures of our Energy Servers to perform as expected could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly and adversely affect customer satisfaction, market acceptance and our business reputation.
Furthermore, we may be unable to correct manufacturing defects or other failures of our Energy Servers in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance and our business reputation.
The performance of our Energy Servers may be affected by factors outside of our control, which could result in harm to our business and financial results.
Field conditions, such as the quality of the natural gas supply and utility processes which vary by region and may be subject to seasonal fluctuations, have affected the performance of our Energy Servers and are not always possible to predict until the Energy Server is in operation. Although we believe we have designed new generations of Energy Servers to better withstand the variety of field conditions we have encountered, as we move into new geographies and deploy new service configurations, we may encounter new and unanticipated field conditions. Adverse impacts on performance may require us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly and adversely affect customer satisfaction, market acceptance and our business reputation. Furthermore, we may be unable to adequately address the impacts of factors outside of our control in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance and our business reputation.
If our estimates of useful life for our Energy Servers are inaccurate or we do not meet service and performance warranties and guarantees, our business and financial results could be harmed.
We offer certain customers the opportunity to renew their operations and maintenance service agreements on an annual basis, for up to 20 years, at prices predetermined at the time of purchase of the Energy Server. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the life of our Energy Servers and their components, including assumptions regarding improvements in useful life that may fail to materialize. We also provide performance warranties and guarantees covering the efficiency and output performance of our Energy Servers. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to replace the Energy Servers at our expense or refund their cost to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance, capped at a percentage of the relevant equipment purchase prices. Early generations of our Energy Server did not have the useful life and did not perform at an output and efficiency level that we expected. We implemented a fleet decommissioning program for our early generation Energy Servers in our PPA I program, which resulted in a significant adjustment to revenue in the quarter ended December 31, 2015, as we would otherwise have failed to meet efficiency and output warranties. As of June 30, 2018, we had a total of 58 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total installed base of 328 megawatts. We accrue for product warranty costs and recognize losses on service or performance warranties based on our estimates of costs that may be incurred and based on historical experience; however, actual warranty expenses have in the past been and may in the future be greater than we have assumed in our estimates, the accuracy of which may be hindered due to our limited operating history operating at our current scale. We accrue for extended warranty costs that we expect to incur under the maintenance service agreements that our customers renew for a term of typically one year. In addition, we expect that our deployed early generation Energy Servers may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate in respect of those servers if our customers continue to renew their maintenance service agreements in respect of those servers.
Our business currently depends on the availability of rebates, tax credits and other financial incentives. The reduction, modification or elimination of government economic incentives could cause our revenue to decline and harm our financial results.
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of the Energy Servers to our customers in the United States, including by lowering the cost of capital to our customers, as our financing partners and PPA Equity Investors may take advantage of these financial incentives. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as a matter of regulatory or legislative policy. For example, the federal ITC benefit expired on December 31, 2016 and without the availability of the ITC benefit incentive, we lowered the price of our Energy Servers to ensure the economics to our customers remain the same as it was prior to losing the ITC benefit, adversely affecting our gross profit. While the ITC was reinstated by the U.S Congress on February 9, 2018 and made retroactive to January 1, 2017, it is possible in the future that this incentive could be repealed.
Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in eleven U.S. states, each of which may have its own enabling policy framework. There is no guarantee that these policies will continue to exist in their current form, or at all. Such state programs may face increased opposition on the U.S. federal, state and local levels in the future. Changes in federal or state programs could reduce demand for our Energy Servers, impair sales financing and adversely impact our business results.
For example, the California Self Generation Incentive Program (SGIP) is a program administered by the California Public Utilities Commission (CPUC) which provides incentives to investor-owned utility customers that install eligible distributed energy resources. In July 2016, the CPUC modified the SGIP to provide a smaller allocation of the incentives available to generating technologies such as our Energy Servers and a larger allocation to storage technologies. As modified, the SGIP will require all eligible power generation sources consuming natural gas to use a minimum of 10% biogas to receive SGIP funds beginning in 2017, with this minimum biogas requirement increasing to 25% in 2018, 50% in 2019 and 100% in 2020. In addition, the CPUC provided a further limitation on the available allocation of funds that any one participant may claim under the SGIP. The SGIP will expire on January 21, 2021 absent extension. Our billings for product accepted derived from customers benefiting from the SGIP represented approximately 5% and 12% of total billings for product accepted for the six months ended June 30, 2018 and the year ended December 2017, respectively.
We rely on tax equity financing arrangements to realize the benefits provided by investment tax credits and accelerated tax depreciation and, in the event these programs are terminated, our financial results could be harmed.
We expect that any Energy Server deployments through financed transactions (including our Bloom Electrons programs, our leasing programs, and any third-party Power Purchase Agreement Programs) will receive capital from financing parties who derive a significant portion of their economic returns through tax benefits (Equity Investor). Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and MACRS depreciation, until the Equity Investors achieve their respective agreed rates of return. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history and lack of profitability have made it difficult to attract investors in the past. Our ability to obtain additional financing in the future depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers and the continued availability of tax benefits applicable to our Energy Servers. In addition, conditions in financial and credit markets generally may result in the contraction of available tax equity financing. If we are unable to enter into tax equity financing agreements with attractive pricing terms or at all, we may not be able to attract the capital needed to fund our financing programs or use the tax benefits provided by the ITC and MACRS depreciation, which could make it more difficult for customers to finance the purchase of our Energy Servers or require us to reduce the price at which we are able to sell our Energy Servers and therefore harm our business, our financial condition and our results of operations.
We derive a substantial portion of our revenue and backlog from a limited number of customers, and the loss of or a significant reduction in orders from a large customer could have a material adverse effect on our operating results and other key metrics.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, for the year ended December 31, 2016, two customers accounted for approximately 29% of our total revenue. In 2017, two customers accounted for approximately 53% of our total revenue. Since we recognize the product revenue for customer-financed purchases at the time that the Energy Server is accepted, the loss of any large customer order or any delays in installations of new Energy Servers with any large customer could materially and adversely affect our business results.
Our products involve a lengthy sales and installation cycle and, if we fail to close sales on a regular and timely basis, our business could be harmed.
Our sales cycle is typically 12 to 18 months but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our product and its technology. The period between initial discussions with a potential customer and the eventual sale of even a single product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process which may further extend the sales cycle. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. Currently, we believe the time between the entry into a sales contract with a customer and the installation of our Energy Servers can range from nine to twelve months or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources without having certainty of generating a sale.
These lengthy sales and installation cycles increase the risk that our customers will fail to satisfy their payment obligations or will cancel orders before the completion of the transaction or delay the planned date for installation. Generally, a customer can cancel an order prior to installation and we may be unable to recover some or all of our costs in connection with design, permitting, installation and site preparations incurred prior to cancellation. Cancellation rates can be between 10% and 20% in any given period due to factors outside of our control including an inability to install an Energy Server at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost, the availability of alternative sources of electricity available to the customer or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business could be materially and adversely affected. Since we do not recognize revenue on the sales of our products until installation and acceptance, a small fluctuation in the timing of the completion of our sales transactions could cause operating results to vary materially from period to period.
We rely on net metering arrangements that are subject to change.
Because our Energy Servers are designed to operate at a constant output twenty-four hours a day, seven days a week and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Net metering programs are subject to changes in availability and terms. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, the net metering programs in place in the jurisdictions in which we operate could adversely affect the demand for our Energy Servers.
The economic benefits of our Energy Servers to our customers depends on the cost of electricity available from alternative sources including local electric utility companies, which cost structure is subject to change.
The economic benefit of our Energy Servers to our customers includes, among other things, the benefit of reducing such customer’s payments to the local utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our Energy Servers. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our Energy Servers, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our Energy Servers to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our Energy Servers could adversely affect the demand for our Energy Servers.
Additionally, the electricity produced by our Energy Servers is currently not cost competitive in many geographic markets, and we may be unable to reduce our costs to a level at which our Energy Servers would be competitive in such markets. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our Energy Servers based on benefits other than electricity cost savings, our potential for growth may be limited.
Our business is subject to risks associated with construction, utility interconnection, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Because we do not recognize revenue on the sales of our Energy Servers until installation and acceptance, our financial results are dependent, to a large extent, on the timeliness of the installation of our Energy Servers. Furthermore, in some cases, the installation of our Energy Servers may be on a fixed price basis, which subjects us to the risk of cost overruns or other unforeseen expenses in the installation process.
Although we generally are not regulated as a utility, federal, state and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the United States, governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances or other rules that apply to our installations and new technology could make it more costly for us or our customers to install and operate our Energy Servers on particular sites and, in turn, could negatively affect our ability to deliver cost savings to customers for the purchase of electricity.
The construction, installation and operation of our Energy Servers at a particular site is also generally subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically requires various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations, to design our Energy Servers to comply with these varying standards and to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our and our customers’ abilities to develop that project or may increase the cost so substantially that the project is no longer attractive to us or our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our Energy Servers and could therefore adversely affect the timing of the recognition of revenue related to the installation, which could harm our operating results in a particular period.
In addition, the completion of many of our installations is dependent upon the availability of and timely connection to the natural gas grid and the local electric grid. In some jurisdictions, the local utility company(ies) or the municipality has denied our request for connection or required us to reduce the size of certain projects. Any delays in our ability to connect with utilities, delays in the performance of installation-related services or poor performance of installation-related services by our general contractors or sub-contractors will have a material adverse effect on our results and could cause operating results to vary materially from period to period.
Furthermore, we rely on third party general contractors to install Energy Servers at our customers’ sites. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to make installations as planned. Our work with contractors or their sub-contractors may have the effect of us being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation and other union requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness and quality of the installation-related services performed by our general contractors and their sub-contractors in the past have not always met our expectations or standards and in the future may not meet our expectations and standards.

The failure of our suppliers to continue to deliver necessary raw materials or other components of our Energy Servers in a timely manner could prevent us from delivering our products within required time frames, and could cause installation delays, cancellations, penalty payments and damage to our reputation.
We rely on a limited number of third-party suppliers for some of the raw materials and components for our Energy Servers, including certain rare earth materials and other materials that may be of limited supply. If we fail to develop or maintain our relationships with our suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our Energy Servers or our Energy Servers may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our Energy Servers to our customers within required timeframes and cause order cancellations. We have had to create our own supply chain for some of the components and materials utilized in our fuel cells. We have made significant expenditures in the past to develop our supply chain. In many cases, we entered into contractual relationships with suppliers to jointly develop the components we needed. These activities were time and capital intensive. Accordingly, the number of suppliers we have for some of our components and materials is limited and in some cases sole sourced. Some of our suppliers use proprietary processes to manufacture components. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense or at all, as replacing these suppliers could require us either to make significant investments to bring the capability in house or to invest in a new supplier partner. Some of our suppliers are smaller, private companies, heavily dependent on us as a customer. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components needed to support our planned sales and services operations, which would negatively impact our sales volumes and cash flows.
Moreover, we may experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained, particularly China and Taiwan, changes in the general macroeconomic outlook, political instability, expropriation or nationalization of property, civil strife, strikes, insurrections, acts of terrorism, acts of war or natural disasters. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our Energy Servers or increase their costs or service costs of our existing portfolio of Energy Servers under maintenance services agreements. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our Energy Servers to our customers within required timeframes, which could result in sales and installation delays, cancellations, penalty payments or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs and cause damage to our reputation.
Our financial condition and results of operations and other key metrics are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a severe decline in the price of our Class A common stock.
Our financial condition and results of operations and other key metrics have fluctuated significantly in the past and may continue to fluctuate in the future due to a variety of factors, many of which are beyond our control. For example, the amount of product revenue we recognize in a given period is materially dependent on the volume of installations of our Energy Servers in that period and the type of financing used by the customer.
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:

•
the timing of installations, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health and safety requirements, weather and customer facility construction schedules;

•	size of particular installations and number of sites involved in any particular quarter;

•	the mix in the type of purchase or financing options used by customers in a period, and the rates of return required by financing parties in such period;

•	whether we are able to structure our sales agreements in a manner that would allow for the product and installation revenue to be recognized up front at acceptance;

•	delays or cancellations of Energy Server installations;

•	fluctuations in our service costs, particularly due to unaccrued costs of servicing and maintaining Energy Servers;

•	weaker than anticipated demand for our Energy Servers due to changes in government incentives and policies;

•	fluctuations in our research and development expense, including periodic increases associated with the pre-production qualification of additional tools as we expand our production capacity;

•	interruptions in our supply chain;

•	the length of the sales and installation cycle for a particular customer;

•	the timing and level of additional purchases by existing customers;

•
unanticipated expenses or installation delays associated with changes in governmental regulations, permitting requirements by local authorities at particular sites, utility requirements and environmental, health and safety requirements; and

•	disruptions in our sales, production, service or other business activities resulting from disagreements with our labor force or our inability to attract and retain qualified personnel.
Fluctuations in our operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, our revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our Class A common stock.
We must maintain customer confidence in our liquidity and long-term business prospects in order to grow our business.
Currently, we are the only provider able to fully support and maintain our Energy Servers. If potential customers believe we do not have sufficient capital or liquidity to operate our business over the long-term or that we will be unable to maintain their Energy Servers and provide satisfactory support, customers may be less likely to purchase or lease our products, particularly in light of the significant financial commitment required. In addition, financing sources may be unwilling to provide financing on reasonable terms. Similarly, suppliers, financing partners and other third parties may be less likely to invest time and resources in developing business relationships with us if they have concerns about the success of our business.
Accordingly, in order to grow our business, we must maintain confidence in our liquidity and long-term business prospects among customers, suppliers, financing partners and other parties. This may be particularly complicated by factors such as:

•	our limited operating history at a large scale;

•	our lack of profitability;

•	unfamiliarity with or uncertainty about our Energy Servers and the overall perception of the distributed generation market;

•	prices for electricity or natural gas in particular markets;

•	competition from alternate sources of energy;

•	warranty or unanticipated service issues we may experience;

•	the environmental consciousness and perceived value of environmental programs to our customers;

•	the size of our expansion plans in comparison to our existing capital base and the scope and history of operations;

•	the availability and amount of tax incentives, credits, subsidies or other programs; and

•	the other factors set forth in this section.
Several of these factors are largely outside our control, and any negative perceptions about our liquidity or long-term business prospects, even if unfounded, would likely harm our business.
A material decrease in the retail price of utility-generated electricity or an increase in the price of natural gas would affect demand for our Energy Servers.
We believe that a customer’s decision to purchase our Energy Servers is significantly influenced by the price, the price predictability of electricity generated by our Energy Servers in comparison to the retail price and the future price outlook of electricity from the local utility grid and other renewable energy sources. In some states and countries, the current cost of grid electricity, even together with available subsidies, does not render our product economically attractive. Furthermore, if the retail price of grid electricity does not increase over time at the rate that we or our customers expect, it could reduce demand for our Energy Servers and harm our business. Several factors could lead to a reduction in the price or future price outlook for grid electricity, including the impact of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal or natural gas) and technological developments by others in the electric power industry which could result in electricity being available at costs lower than those that can be achieved from our Energy Servers.
Furthermore, an increase in the price of natural gas or curtailment of availability could make our Energy Servers less economically attractive to potential customers and reduce demand.
We currently face and will continue to face significant competition.
We compete for customers, financing partners and incentive dollars with other electric power providers. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, have customer incumbency advantages, have access to and influence with local and state governments and well as having access to more capital resources than do we. Significant developments in alternative technologies, such as energy storage, wind, solar or hydro power generation, or improvements in the efficiency or cost of traditional energy sources including coal, oil, natural gas used in combustion or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited which would adversely affect our business results.
Our future success depends in part on our ability to increase our production capacity and we may not be able to do so in a cost-effective manner.
To the extent we are successful in growing our business, we may need to increase our production capacity. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risks and uncertainties, including the following:

•
The expansion or construction of any manufacturing facilities will be subject to the risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside our control such as delays in government approvals, burdensome permitting conditions and delays in the delivery of manufacturing equipment and subsystems that we manufacture or obtain from suppliers.

•
It may be difficult to expand our business internationally without additional manufacturing facilities located outside the United States. Adding manufacturing capacity in any international location will subject us to new laws and regulations including those pertaining to labor and employment, environmental and export import. In addition, it brings with it the risk of managing larger scale foreign operations.

•	We may be unable to achieve the production throughput necessary to achieve our target annualized production run rate at our current and future manufacturing facilities.

•	Manufacturing equipment may take longer and cost more to engineer and build than expected, and may not operate as required to meet our production plans.

•
We may depend on third-party relationships in the development and operation of additional production capacity, which may subject us to the risk that such third parties do not fulfill their obligations to us under our arrangements with them.

•	We may be unable to attract or retain qualified personnel.
If we are unable to expand our manufacturing facilities, we may be unable to further scale our business. If the demand for our Energy Servers or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and our results of operations.
We have in some instances, entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
We have entered into long-term supply agreements with certain suppliers. Some of these supply agreements provide for fixed or inflation-adjusted pricing and substantial prepayment obligations. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand or if our suppliers are unable or unwilling to provide us with the contracted quantities, as we have limited or in some case no alternatives for supply, our results of operations could be materially and negatively impacted. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and are private companies that may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers or whether we may secure new long-term supply agreements. Additionally, many of our parts and materials are procured from foreign suppliers which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations such as taxes, tariffs or quotas. Any of the foregoing could materially harm our financial condition and our results of operations.
We face supply chain competition, including competition from businesses in other industries, which could result in insufficient inventory and negatively affect our results of operations.
Certain of our suppliers also supply parts and materials to other businesses including businesses engaged in the production of consumer electronics and other industries unrelated to fuel cells. As a relatively low-volume purchaser of certain of these parts and materials, we may be unable to procure a sufficient supply of the items in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers, which could materially harm our financial condition and our results of operations.
We, and some of our suppliers, obtain capital equipment used in our manufacturing process from sole suppliers and, if this equipment is damaged or otherwise unavailable, our ability to deliver our Energy Servers on time will suffer.
Some of the capital equipment used to manufacture our products and some of the capital equipment used by our suppliers have been developed and made specifically for us, are not readily available from multiple vendors, and would be difficult to repair or replace if they did not function properly. If any of these suppliers were to experience financial difficulties or go out of business or if there were any damage to or a breakdown of our manufacturing equipment and we could not obtain replacement equipment in a timely manner, our business would suffer. In addition, a supplier’s failure to supply this equipment in a timely manner with adequate quality and on terms acceptable to us could disrupt our production schedule or increase our costs of production and service.
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
We must continue to reduce the manufacturing costs for our Energy Servers to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in our manufacturing and services processes which we may be unable to realize. While we have been successful in reducing our manufacturing and services costs to date, the cost of components and raw materials, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. We may continue to make significant investments to drive growth in the future. In order to expand into electricity markets in which the price of electricity from the grid is lower while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
If we fail to manage our growth effectively, our business and operating results may suffer.
Our current growth and future growth plans may make it difficult for us to efficiently operate our business, challenging us to effectively manage our capital expenditures and control our costs while we expand our operations to increase our revenue. If we experience significant growth in orders without improvements in automation and efficiency, we may need additional manufacturing capacity and we and some of our suppliers may need additional and capital intensive equipment. Any growth in manufacturing must include a scaling of quality control as the increase in production increases the possible impact of manufacturing defects. In addition, any growth in the volume of sales of our Energy Servers may outpace our ability to engage sufficient and experienced personnel to manage the higher number of installations and to engage contractors to complete installations on a timely basis and in accordance with our expectations and standards. Any failure to manage our growth effectively could materially and adversely affect our business, our prospects, our operating results and our financial condition. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully.
Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
Although we have taken many protective measures to protect our trade secrets including agreements, limited access, segregation of knowledge, password protections and other measures, policing unauthorized use of proprietary technology can be difficult and expensive. For example, many of our engineers reside in California where it is not legally permissible to prevent them from working for a competitor if and when one should exist. Also, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may harm our business, our prospects and our reputation.
We rely primarily on patent, trade secret and trademark laws and non-disclosure, confidentiality and other types of contractual restrictions to establish, maintain and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition or operating results. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately abroad.
Our patent applications may not result in issued patents and our issued patents may not provide adequate protection, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the United States.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, our prospects, and our operating results.
We may need to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.
Companies, organizations, or individuals including our competitors may hold or obtain patents, trademarks or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation or other violations of such rights, or otherwise assert their rights and by seeking licenses or injunctions. Several of the proprietary components used in our Energy Servers have been subjected to infringement challenges in the past. We also generally indemnify our customers against claims that the products we supply infringe, misappropriate or otherwise violate third party intellectual property rights, and we may therefore be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling or using our products that incorporate the challenged intellectual property;

•	pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);

•	obtain a license from the holder of the intellectual property right, which may not be available on reasonable terms or at all; or

•	redesign our products or means of production, which may not be possible or cost-effective.
Any of the foregoing could adversely affect our business, prospects, operating results and financial condition. In addition, any litigation or claims, whether or not valid, could harm our reputation, result in substantial costs and divert resources and management attention.
We also license technology from third parties and incorporate components supplied by third parties into our products. We may face claims that our use of such technology or components infringes or otherwise violates the rights of others, which would subject us to the risks described above. We may seek indemnification from our licensors or suppliers under our contracts with them, but our rights to indemnification or our suppliers’ resources may be unavailable or insufficient to cover our costs and losses.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, our ability to compete and successfully grow our business could be harmed.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Dr. Sridhar, our President and Chief Executive Officer, and other key employees. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area where our principal offices are located. Our failure to attract and retain our executive officers and other key technology, sales, marketing and support personnel could adversely impact our business, our prospects, our financial condition and our operating results. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.
We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.
We are subject to national, state and local environmental laws and regulations as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, ensuring we are in compliance with applicable environmental laws could require significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our fleet, which would adversely impact our business, our prospects, our financial condition and our operating results. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our Energy Servers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision. The costs of complying with environmental laws, regulations and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.
The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
Bloom is committed to compliance with applicable environmental laws and regulations including health and safety standards, and we continually review the operation of our Energy Servers for health, safety and compliance. Our Energy Servers, like other fuel cell technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to ensure that they are handled in accordance with applicable regulatory standards.
Maintaining compliance with laws and regulations can be challenging given the changing patchwork of environmental laws and regulations that prevail at the federal, state, regional and local level. Most existing environmental laws and regulations preceded the introduction of our innovative fuel cell technology and were adopted to apply to technologies existing at the time, namely large, coal, oil or gas-fired power plants. Currently, there is generally little guidance from these agencies on how certain environmental laws and regulations may or may not be applied to our technology.
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene which is classified as a hazardous waste if it exceeds 0.5 milligrams (mg) per liter. A small amount of benzene found in the public natural gas pipeline (equivalent to what is present in one gallon of gasoline in an automobile fuel tank which is exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers which is typically replaced once every 18 to 24 months by us from customers’ sites. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers under a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although at the time we believed that we operated under the exemption with the approval of two states that had adopted the federal exemption, the federal Environmental Protection Agency issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained even though we had operated under the exemption since 2010. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised guidance. However, the EPA is seeking to collect approximately $1.0 million in fines from us for the prior period, which we are contesting. Additionally, we paid a nominal fine to an agency in a different state under the state’s environmental laws relating to the operation of our Energy Server in that state under the exemption prior to the issuance of the revised EPA guidance.
Another example relates to the very small amounts of chromium in hexavalent form, or CR+6, which our Energy Servers emit. This occurs any time a steel super alloy is exposed to high temperatures. CR+6 is found in small samples in the air generally. However, exposure to high or significant concentrations over prolonged periods of time can be carcinogenic. While the small amount of chromium emitted by our Energy Servers is initially in the hexavalent form, it converts to a non-toxic trivalent form, or CR+3 rapidly after it leaves the Energy Server. In tests we have conducted, air measurements taken 10 meters from an Energy Server show that the CR+6 is largely converted.
Our Energy Servers do not present any significant health hazard based on our modeling, testing methodology and measurements. There are several supporting elements to this position including that the emissions from our Energy Servers are in very low concentrations, are emitted as nano-particles that convert to the non-hazardous form CR+3 rapidly, are quickly dispersed into the air and are not emitted in close proximity to locations where people would be expected to have a prolonged exposure.
Several states in which we currently operate, including California, require permits for emissions of hazardous air pollutants based on the quantity of emissions, most of which require permits only for quantities of emissions that are higher than those observed from our Energy Servers. Other states in which we operate, including New York, New Jersey and North Carolina, have specific exemptions for fuel cells. Some states in which we operate have CR+6 limits which are an order of magnitude over our operating range. Within California, the Bay Area Air Quality Management District ("BAAQMD"), requires a permit for emissions that are more than .00051 lbs/year. Other California regulations require that levels of CR+6 be below .00005 µg/m³ (the level required by Proposition 65) and which requires notification of the presence of CR+6 unless it can be shown to be at levels that do not pose a significant health risk. We have determined that the standards applicable in California in this regard are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date.
There are generally no relevant environmental testing methodology guidelines for a technology such as ours. The standard test method for analyzing emissions cannot be readily applied to our Energy Servers because it would require inserting a probe into an emission stack. Our servers do not have emission stacks; therefore, we have to construct an artificial stack on top of our server in order to conduct a test. If we used the testing methodology similar to what the air districts have used in other large scale industrial products, it would show that we would need to reduce the emissions of CR+6 from our Energy Servers to meet the most stringent requirements. However, we employed a modified test method that is designed to capture the actual operating conditions of our Energy Servers and its distinctly different design from legacy power plants and industrial equipment. Based on our modeling, measured results and analysis, we believe we are in compliance with State of California air regulations.
We will work with the California Air Districts and seek to obtain their agreement that we are in compliance. Should the regulators disagree, we have engineered a technology solution that provides an alternate route to compliance. We are already deploying this technology solution in new Energy Servers in California and we are ready to deploy it in existing Energy Servers. It will cost less than 0.1% of our product cost. However, it is possible that the California Air Districts will require us to abate or shut down the operations of certain of our existing Energy Servers on a temporary basis or will seek the imposition of monetary fines.
While we seek to comply with air quality and emission standards in every region in which we operate, it is possible that certain customers in other regions may request that we provide the new technology solution for their Energy Servers to comply with the stricter standards imposed by California even though they are not applicable and even though we are under no contractual obligation to do so. We will comply with these requests. Failure or delay in attaining regulatory approval could result in our not being able to operate in a particular local jurisdiction.
These examples illustrate that our technology is moving faster than the regulatory process in many instances. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the installation of Energy Servers, could result in fines, could require modification or replacement or could trigger claims of performance warranties and defaults under customer contracts that could require us to repurchase their Energy Servers, any of which could adversely affect our business, our financial performance and our reputation. In addition, new laws or regulations or new interpretations of existing laws or regulations could require us to upgrade or retrofit existing equipment, which could result in materially increased capital and operating expenses.
Furthermore, we have not yet determined whether our Energy Servers will satisfy regulatory requirements in the other states in the U.S. and in international locations in which we do not currently sell Energy Servers but may pursue in the future.
As a fossil fuel-based technology, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives and to changes in our customers’ energy procurement policies.
Although the current generation of Bloom Energy Servers running on natural gas produce nearly 60% less carbon emissions compared to the average of U.S. combustion power generation, the operation of our Energy Servers does produce carbon dioxide ("CO2"), which has been shown to be a contributing factor to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances or other rules, or the requirements of the incentive programs on which we currently rely. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances or other rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our Energy Servers on particular sites thereby negatively affecting our ability to deliver cost savings to customers, or we could be prohibited from completing new installations or continuing to operate existing projects. Certain municipalities have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances or other rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
Existing regulations and changes to such regulations impacting the electric power industry may create technical, regulatory and economic barriers which could significantly reduce demand for our Energy Servers.
The market for electricity generation products is heavily influenced by U.S. federal, state, local and foreign government regulations and policies as well as by internal policies and regulations of electric utility providers. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. These regulations and policies are often modified and could continue to change, which could result in a significant reduction in demand for our Energy Servers. For example, utility companies commonly charge fees to larger industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could change, thereby increasing the cost to our customers of using our Energy Servers and making them less economically attractive. In addition, our project with Delmarva Power & Light Company (Delmarva) is subject to laws and regulations relating to electricity generation, transmission and sale such as Federal Energy Regulatory Commission (FERC) regulation under various federal energy regulatory laws, which requires FERC authorization to make wholesale sales of electric energy, capacity and ancillary services. Also, several of our PPA Entities are subject to regulation under FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with FERC, which increases our costs and subjects us to additional regulatory oversight.
Possible new tariffs could have a material adverse effect on our business.
Our business is dependent on the availability of raw materials and components for our Energy Servers particularly electrical components common in the semiconductor industry, specialty steel products / processing and raw materials. The United States has recently imposed tariffs on steel and aluminum imports which may increase the cost of raw materials for our Energy Servers and decrease the available supply. The United States is also considering tariffs on additional items which could include items imported by us from China or other countries.
Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, which tariffs may exacerbate. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our Energy Servers for our customers or require us to pay higher prices in order to obtain these raw materials or components from other sources, which could thereby affect our business and our results of operations. While it is too early to predict how the recently enacted tariffs on imported steel will impact our business, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may in the future become subject to product liability claims. Our Energy Servers are considered high energy systems because they use flammable fuels and may operate at 480 volts. Although our Energy Servers are certified to meet ANSI, IEEE, ASME and NFPA design and safety standards, if not properly handled in accordance with our servicing and handling standards and protocols, there could be a system failure and resulting liability. These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our company and our Energy Servers, which could harm our brand, our business prospects, and our operating results. While we maintain product liability insurance, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our business and our financial condition.
Current or future litigation or administrative proceedings could have a material adverse effect on our business, our financial condition and our results of operations.

We have been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For example, in 2011, an amendment to the Delaware Renewable Energy Portfolio Statute was enacted to permit the Delaware public service utility, Delmarva, to meet its renewable energy standards using energy generated by fuel cells manufactured and operated in Delaware. This statute required Delmarva to charge a tariff to its ratepayors to pay for certain costs of providers of such energy generated by fuel cells. In 2012, plaintiffs FuelCell Energy Inc. and John A. Nichols filed suit against Delaware Governor Jack Markell and the Delaware Public Service Commission in the U.S. District Court for Delaware claiming that the 2011 amendment to the statute discriminated against interstate fuel cell providers and subsidized us for building a manufacturing facility in Delaware to manufacture fuel cells. We were not named as a party to this lawsuit and the litigation was ultimately settled. As another example, in July 2018, we received a Statement of Claim from two former executives of Advanced Equities, Inc. seeking to compel arbitration and alleging a breach of a confidential agreement from June 2014. This Statement of Claim sought, among other things, to void the indemnification and confidentiality provisions under the confidential agreement and to recover attorneys’ fees and costs. The Statement of Claim was dismissed without prejudice on July 22, 2018. In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, our financial condition, and our results of operations. In addition, settlement of claims could adversely affect our financial condition and our results of operations.
A breach or failure of our networks or computer or data management systems could damage our operations and our reputation.
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, all of our Energy Servers are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our infrastructure, including the network that connects our Energy Servers to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber-attacks that could have a material adverse impact on our business and our Energy Servers in the field. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyber-attacks, negligence or other reasons could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our Energy Servers and could result in disruption to our business and potentially legal liability. These events could result in significant costs or reputational consequences.
Our headquarters and other facilities are located in an active earthquake zone, and an earthquake or other types of natural disasters or resource shortages could disrupt and harm our results of operations.
We conduct a majority of our operations in the San Francisco Bay area in an active earthquake zone, and certain of our facilities are located within known flood plains. The occurrence of a natural disaster such as an earthquake, drought, flood, localized extended outages of critical utilities or transportation systems or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities, our manufacturing equipment, or our inventory, and cause us to incur significant costs, any of which could harm our business, our financial condition, and our results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.
Expanding operations internationally could expose us to risks.
Although we currently primarily operate in the United States, we will seek to expand our business internationally. We currently have operations in Japan, China India and South Korea. Managing any international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:

•	conformity with applicable business customs, including translation into foreign languages and associated expenses;

•	lack of availability of government incentives and subsidies;

•	challenges in arranging, and availability of, financing for our customers;

•	potential changes to our established business model;

•	cost of alternative power sources, which could be meaningfully lower outside the United States;

•	availability and cost of natural gas;

•
difficulties in staffing and managing foreign operations in an environment of diverse culture, laws and customers, and the increased travel, infrastructure and legal and compliance costs associated with international operations;

•	installation challenges which we have not encountered before which may require the development of a unique model for each country;

•
compliance with multiple, potentially conflicting and changing governmental laws, regulations and permitting processes including environmental, banking, employment, tax, privacy and data protection laws and regulations such as the EU Data Privacy Directive;

•	compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;

•	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

•	restrictions on repatriation of earnings;

•
compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws and potentially adverse tax consequences due to changes in such tax laws; and

•	regional economic and political conditions.
As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.
If we discover a material weakness in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and an accurate basis may adversely affect the market price of our Class A common stock.
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires, among other things, that we evaluate the effectiveness of our internal control over financial reporting, disclosure controls and procedures. Although we did not discover any material weaknesses in internal control over financial reporting at December 31, 2017, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission (SEC) or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock.
Our ability to use our deferred tax assets to offset future taxable income may be subject to limitations that could subject our business to higher tax liability.
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. If not utilized, our net operating loss carryforwards (NOLs) will expire, if unused, beginning in 2022 and 2018, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Changes in our stock ownership as well as other changes that may be outside of our control could result in ownership changes under Section 382 of the Code, which could cause our NOLs to be subject to certain limitations. Our NOLs may also be impaired under similar provisions of state law. Our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of June 30, 2018, we and our subsidiaries had approximately $960.1 million of total consolidated indebtedness, of which an aggregate of $607.4 million represented indebtedness that is recourse to us. Of this amount, $254.1 million represented debt under our 8% Notes, $4.1 million represented operating debt, $352.8 million represented debt of our PPA Entities, $254.1 million represented debt under our 6% Notes and $95.1 million represented debt under our 10% Notes. Our substantial indebtedness and any new indebtedness could:

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes such as working capital and capital expenditures;

•	make it more difficult for us to satisfy and comply with our obligations with respect to our indebtedness;

•	subject us to increased sensitivity to interest rate increases;

•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	limit our ability to invest in new business subsidiaries that are not PPA Entity-related

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or

•	place us at a competitive disadvantage to competitors that have relatively less debt than have we.
In addition, our substantial level of indebtedness could limit our ability to obtain required additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, our financial condition, our liquidity and our results of operations. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control.
We may not be able to generate sufficient cash to meet our debt service obligations.
Our ability to generate sufficient cash to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.
In addition, we conduct a significant volume of our operations through, and receive equity allocations from, our PPA Entities, which contribute to our cash flow. These PPA Entities are separate and distinct legal entities, do not guarantee our debt obligations and will have no obligation, contingent or otherwise, to pay amounts due under our debt obligations or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. Distributions by the PPA Entities to us are precluded under these arrangements if there is an event of default or if financial covenants such as maintenance of applicable debt service coverage ratios are not met even if there is not otherwise an event of default. Furthermore, under the terms of our equity financing arrangements for PPA Company II, PPA Company IIIa and PPA Company IIIb, substantially all of the cash flows generated from these PPA Entities in excess of debt service obligations are distributed to Equity Investors until the investors achieve a targeted internal rate of return or until a fixed date in the future, which is expected to be after a period of five or more years (the flip date) after which time we will receive substantially all of the remaining income (loss), tax and tax allocation attributable to the long-term customer payments and other incentives. In the case of PPA Company IV and PPA Company V, Equity Investors receive 90% of all cash flows generated in excess of its debt service obligations and other expenses for the duration of the applicable PPA Entity without any flip date or other time- or return-based adjustment. Moreover, even after the occurrence of the flip date for the PPA Entities, we do not anticipate distributions to be material enough independently to support our ongoing cash needs and therefore, we will still need to generate significant cash from our product sales. Therefore, it is possible that the PPA Entities may not contribute significant cash to us even if we are in compliance with the financial covenants under the project debt incurred by the PPA Entities.
Future borrowings by our PPA Entities may contain restrictions or prohibitions on the payment of dividends to us. The ability of our PPA Entities to make such payments to us may be subject to applicable laws including surplus, solvency and other limits imposed on the ability of companies to pay dividends.
If we do not generate sufficient cash to satisfy our debt obligations including interest payments, or are unable to satisfy the requirement for the payment of principal at maturity or other payments that may be required from time to time under the terms of our debt instruments, we may have to undertake alternative financing plans such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, the ability to refinance indebtedness would depend upon the condition of the finance and credit markets at the time which have in the past been, and may in the future be, volatile. Our inability to generate sufficient cash to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms or on a timely basis would have an adverse effect on our business, our results of operations and our financial condition.

We may not be able to secure additional debt financing.
As of June 30, 2018, we and our subsidiaries had approximately $960.1 million of total consolidated indebtedness, including $30.0 million in short-term debt and $930.1 million in long-term debt. In addition, our 10% Notes contain restrictions on our ability to issue additional debt and both the 6% Notes and 10% Notes limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
Under some circumstances, we may be required to or elect to make additional payments to our PPA Entities or the Power Purchase Agreement Program Equity Investors.
Our PPA Entities are structured in a manner such that other than the amount of any equity investment we have made, we do not have any further primary liability for the debts or other obligations of the PPA Entities. However, we are required to guarantee the obligations of our wholly-owned subsidiary which invests alongside other investors in the PPA Entities. These obligations typically include the capital contribution obligations of such subsidiary to the PPA Entity as well as the representations and warranties made by and indemnification obligations of such subsidiary to Equity Investors in the applicable PPA Entity. As a result, we may be obligated to make payments on behalf of our wholly-owned subsidiary to Equity Investors in the PPA Entities in the event of a breach of these representations, warranties or covenants.
All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. For example, under PPA Company IIIa’s credit agreement, on or before February 19, 2019 PPA Company IIIa is obligated to offer its lenders an insurance policy or performance bond, the cost of which is not expected to be material, to mitigate the risk should we will fail to perform our obligations under our operation and maintenance obligations to PPA Company IIIa. Upon receipt of such an offer, the lenders may elect to require PPA Company IIIa to obtain such insurance policy or performance bond, at PPA Company IIIa’s expense, or elect to require PPA Company IIIa to prepay all remaining amounts owed under PPA Company IIIa’s project debt. If our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If this were to occur, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to make additional payments to avoid an event of default, which could adversely affect our business or our financial condition. Additionally, under PPA Company II’s credit agreement, PPA Company II is obligated to offer to repay all outstanding debt in the event that we obtain an investment grade credit rating unless we provide a guarantee of the debt obligations of the PPA Company II. Upon receipt of such offer, the lenders may elect to require PPA Company II to prepay all remaining amounts owed under PPA Company II’s project debt. Under PPA Company IV’s note purchase agreement, PPA Company IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA Company IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may elect to require PPA Company IV to prepay all remaining amounts owed under PPA Company IV’s project debt.
Restrictions imposed by the agreements governing of our and our PPA Entities’ outstanding indebtedness contain covenants that significantly limit our actions.
The agreements governing our outstanding indebtedness contain, and our other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things, to:

•	borrow money;

•	pay dividends or make other distributions;

•	incur liens;

•	make asset dispositions;

•	make loans or investments;

•	issue or sell share capital of our subsidiaries;

•	issue guarantees;

•	enter into transactions with affiliates; and

•	merge, consolidate or sell, lease or transfer all or substantially all of our assets.

Our debt agreements and our PPA Entities’ debt agreements require the maintenance of financial ratios or the satisfaction of financial tests such as debt service coverage ratios and consolidated leverage ratios. Our and our PPA Entities’ ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot assure you that we will be able to meet these ratios and tests. Upon the occurrence of events such as a change in control of our company, significant asset sales or mergers or similar transactions, the liquidation or dissolution of our company or the cessation of our stock exchange listing, holders of our 6% Notes have the right to cause us to repurchase for cash any or all of such outstanding notes at a repurchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. We cannot provide assurance that we would have sufficient liquidity to repurchase the notes. Furthermore, our financing and debt agreements, such as our 6% Notes and our 10% Notes, contain events of default. If an event of default were to occur, the trustee or the lenders could, among other things, terminate their commitments and declare outstanding amounts due and payable and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our indebtedness if such amounts were accelerated upon an event of default. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may, as a result, be accelerated and become due and payable as a consequence. We may be unable to pay these debts in such circumstances. If we were unable to repay those amounts, lenders could proceed against the collateral granted to them to secure repayment of those amounts. We cannot assure you that the collateral will be sufficient to repay in full those amounts. We cannot assure you that the operating and financial restrictions and covenants in these agreements will not adversely affect our ability to finance our future operations or capital needs, or our ability to engage in other business activities that may be in our interest or our ability react to adverse market developments.
If our PPA Entities default on their obligations under non-recourse financing agreements, we may decide to make payments to prevent such PPA Entities’ creditors from foreclosing on the relevant collateral, as such a foreclosure would result in our losing our ownership interest in the PPA Entity or in some or all of its assets, or a material part of our assets, as the case may be. To satisfy these obligations, we may be required to use amounts distributed by our other PPA Entities as well as other sources of available cash, reducing the cash available to develop our projects and to our operations. The loss of a material part of our assets or our ownership interest in one or more of our PPA Entities or some or all of their assets, or any use of our resources to support our obligations or the obligations of our PPA Entities, could have a material adverse effect on our business, our financial condition and our results of operations.
We may have conflicts of interest with our PPA Entities.
In each PPA Entity, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in its capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of the PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of June 30, 2018, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be until December 31, 2023, the last day of the fiscal year following the fifth anniversary of our initial public offering. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
As an “emerging growth company”, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.
Risks Related to Ownership of our Class A Common Stock
The stock price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been and may continue to be volatile. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our revenue and other operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	new laws, regulations or subsidies or credits or new interpretations of them applicable to our business;

•	negative publicity related to problems in our manufacturing or the real or perceived quality of our products;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships or capital commitments;

•	lawsuits threatened or filed against us;

•	other events or factors including those resulting from war, incidents of terrorism or responses to these events;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales or anticipated sales of shares of our Class A common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 10,570,841 shares of our Class B common stock outstanding as of June 30, 2018. In addition, 20,700,000 shares of Class A common stock sold in our in July 2018 IPO are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).
With respect to our outstanding shares of common stock not sold in the initial public offering, subject to certain exceptions, we, all of our directors and executive officers and all of the holders of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to our IPO, are subject to market stand-off agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell, directly or indirectly, any shares of common stock without the permission of our IPO underwriters, for a period of 180 days from July 24, 2018, the date of the Prospectus used in connection with our IPO; provided that if such restricted period ends during a trading blackout period, the restricted period will end one business day following the date that we announce our earnings results for the previous quarter. When the lock-up period expires, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell shares in the public market. In addition, the underwriters from our IPO may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of June 30, 2018, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 3,107,101 shares of Class B common stock. Subsequent to June 30, 2018, we also issued restricted stock units that may be settled for 13,747,182 shares of our Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chief Executive Officer and Chairman, and also with those stockholders who held our capital stock prior to the completion of our initial public offering including our directors, executive officers and significant stockholders, which limits or precludes your ability to influence corporate matters including the election of directors and the approval of any change of control transaction, and may adversely affect the trading price of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2018 and after giving effect to the voting agreements between KR Sridhar, our Chief Executive Officer and Chairman, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those remaining holders of Class B common stock who retain their shares in the long-term.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
S&P Dow Jones and FTSE Russell have recently announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price of our Class A common stock and trading volume could decline.
The market price for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, may limit attempts by our stockholders to replace or remove our current management, may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees and may limit the market price of our Class A common stock.
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

•	provide that our board of directors will be classified into three classes of directors with staggered three year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only the chairman of our board of directors, our chief executive officer or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•	prohibit stockholder action by written consent, which thereby requires all stockholder actions be taken at a meeting of our stockholders;

•
provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions such as a merger or other sale of our company or substantially all of its assets;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, our restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation and our amended and restated bylaws will also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which thereby may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, our operating results, and our financial condition.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
From April 1, 2018 through June 30, 2018, we granted options to purchase an aggregate of 313,909 shares of Class B common stock under our 2012 Plan, with a per share exercise price of $30.96 and we issued 145,856 shares of Class B common stock upon exercise of stock options under our 2012 Plan. These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Use of Proceeds
In July 2018, we closed our initial public offering in which we sold 20,700,000 shares of Class A common stock at a price to the public of $15.00 per share including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225571), which was declared effective by the SEC on July 24, 2018. We raised aggregate net proceeds of $284.3 million from the IPO after underwriting discounts and commissions and payments of offering costs. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. The managing underwriters of our IPO were J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit	Document

3.1¹	Restated Certificate of Incorporation
3.2¹	Restated Bylaws, As Adopted April 27, 2018 and As Effective July 27, 2018
10.1¹	Form of Indemnification Agreement
31.1¹
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2¹
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1¹ ²	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS¹	XBRL Instance Document
101.SCH¹	XBRL Taxonomy Extension Schema Document
101.CAL¹	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF¹	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB¹	XBRL Taxonomy Extension Label Linkbase Document
101.PRE¹	XBRL Taxonomy Extension Presentation Linkbase Document

¹	Filed herewith.
²
The certification furnished in Exhibits 32.1 hereto is deemed to accompany this Form 10-Q and is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	September 7, 2018	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Randy Furr
Randy Furr
Chief Financial Officer
(Principal Financial and Accounting Officer)