Form 10-Q
period 2018-09-30
Bloom Energy Corp
filed 2018-11-13
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the quarterly period ended: September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☑      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 2, 2018 is as follows:
Class A Common Stock $0.0001 par value 20,865,308 shares
Class B Common Stock $0.0001 par value 88,551,155 shares

Part I - Financial Information
ITEM 1 - FINANCIAL STATEMENTS
Bloom Energy Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents ($5,496 and $9,549, respectively)	$395,516	$103,828
Restricted cash ($3,252 and $7,969, respectively)	17,931	44,387
Short-term investments	4,494	26,816
Accounts receivable ($7,377 and $7,680, respectively)	41,485	30,317
Inventories, net	134,725	90,260
Deferred cost of revenue	66,009	92,488
Customer financing receivable ($5,496 and $5,209, respectively)	5,496	5,209
Prepaid expense and other current assets ($5,727 and $6,365, respectively)	32,876	26,676
Total current assets	698,532	419,981
Property, plant and equipment, net ($406,784 and $430,464, respectively)	471,074	497,789
Customer financing receivable, non-current ($68,535 and $72,677, respectively)	68,535	72,677
Restricted cash ($27,778 and $26,748, respectively)	30,779	32,397
Deferred cost of revenue, non-current	139,217	160,683
Other long-term assets ($4,702 and $3,767, respectively)	37,008	37,460
Total assets	$1,445,145	$1,220,987
Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable ($549 and $520, respectively)	$59,818	$48,582
Accrued warranty	17,975	16,811
Accrued other current liabilities ($1,145 and $2,378, respectively)	66,873	67,649
Deferred revenue and customer deposits ($786 and $786, respectively)	105,265	118,106
Current portion of debt ($18,498 and $18,446, respectively)	20,185	18,747
Current portion of debt from related parties ($1,737 and $1,389, respectively)	1,737	1,389
Total current liabilities	271,853	271,284
Preferred stock and warrant liabilities	—	9,825
Derivative liabilities ($1,826 and $5,060, respectively)	9,441	156,552
Deferred revenue and customer deposits ($8,894 and $9,482, respectively)	290,481	309,843
Long-term portion of debt ($293,593 and $306,499, respectively)	651,956	815,555
Long-term portion of debt from related parties ($34,765 and $35,551, respectively)	66,933	105,650
Other long-term liabilities ($1,656 and $1,226, respectively)	48,161	52,915
Total liabilities	1,338,825	1,721,624
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	56,446	58,154
Convertible redeemable preferred stock: 80,461,552 shares authorized at September 30, 2018 and December 31, 2017; no shares and 71,740,162 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Aggregate liquidation preference of $1,441,757 at December 31, 2017.	—	1,465,841
Stockholders’ deficit
Common stock: $0.0001 par value; Common shares, no shares and 113,333,333 shares authorized at September 30, 2018 and December 31, 2017, respectively, and no shares and 10,353,269 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	—	1
Common stock: $0.0001 par value; Class A shares, 400,000,000 shares and no shares authorized at September 30, 2018 and December 31, 2017, respectively, and 20,865,308 shares and no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; Class B shares, 400,000,000 shares and no shares authorized at September 30, 2018 and December 31, 2017, respectively, and 88,534,989 shares and no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	11	—
Additional paid-in capital	2,387,361	150,804
Accumulated other comprehensive income (loss)	272	(162)
Accumulated deficit	(2,472,619)	(2,330,647)
Total stockholders’ deficit	(84,975)	(2,180,004)
Noncontrolling interest	134,849	155,372
Total equity (deficit)	106,320	(1,966,478)
Total liabilities, convertible redeemable preferred stock and equity (deficit)	$1,445,145	$1,220,987
Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to the variable interest entities.

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue
Product	$125,690	$45,255	$355,651	$112,855
Installation	29,690	14,978	70,053	41,625
Service	20,751	19,511	60,633	56,977
Electricity	14,059	14,021	42,095	41,288
Total revenue	190,190	93,765	528,432	252,745
Cost of revenue
Product	95,357	53,923	246,514	140,323
Installation	40,118	14,696	87,655	42,996
Service	22,651	30,058	66,164	69,585
Electricity	8,679	10,178	28,277	29,935
Total cost of revenue	166,805	108,855	428,610	282,839
Gross profit (loss)	23,385	(15,090)	99,822	(30,094)
Operating expenses
Research and development	27,021	12,374	56,165	35,965
Sales and marketing	21,476	6,561	37,992	23,069
General and administrative	40,999	13,652	71,346	40,856
Total operating expenses	89,496	32,587	165,503	99,890
Loss from operations	(66,111)	(47,677)	(65,681)	(129,984)
Interest expense	(17,376)	(26,946)	(62,645)	(73,031)
Interest expense to related parties	(1,443)	(1,953)	(5,378)	(5,785)
Other income (expense), net	762	(40)	692	93
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	1,655	572	(21,576)	119
Net loss before income taxes	(82,513)	(76,044)	(154,588)	(208,588)
Income tax provision (benefit)	(3)	314	458	756
Net loss	(82,510)	(76,358)	(155,046)	(209,344)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,931)	(4,527)	(13,074)	(14,506)
Net loss attributable to Class A and Class B common stockholders	$(78,579)	$(71,831)	$(141,972)	$(194,838)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.97)	$(6.97)	$(4.13)	$(19.06)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	81,321	10,305	34,347	10,220
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss attributable to Class A and Class B stockholders	$(78,579)	$(71,831)	$(141,972)	$(194,838)
Other comprehensive loss, net of taxes
Unrealized gain on available-for-sale securities	1	12	25	12
Change in effective portion of interest rate swap	1,240	60	5,156	(243)
Other comprehensive income (loss)	1,241	72	5,181	(231)
Comprehensive loss	(77,338)	(71,759)	(136,791)	(195,069)
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,182)	3	(4,745)	384
Comprehensive loss attributable to Class A and Class B stockholders	$(78,520)	$(71,756)	$(141,536)	$(194,685)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Noncontrolling Interest, Common Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Convertible Redeemable Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at December 31, 2017	71,740,162	$1,465,841	10,353,269	$1		$150,804	$(162)	$(2,330,647)	$58,154	$155,372	$(1,966,478)
Issuance of Class A common stock upon public offering, net	—	—	20,700,000	2		282,278	—	—	—	—	282,280
Issuance of Class B common stock on convertible notes	—	—	5,734,440	1		221,579	—	—	—	—	221,580
Issuance of Class A and B common stock upon exercise of warrants	—	—	312,575	—	¹	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock Series A-G	(71,740,162)	(1,465,841)	71,740,162	7		1,465,834	—	—	—	—	1,465,841
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—		882	—	—	—	—	882
Reclassification of derivative liability into additional paid-in capital	—	—	—	—		177,208	—	—	—	—	177,208
Issuance of common stock	—	—	166,667	—	¹	2,500	—	—	—	—	2,500
Issuance of restricted stock awards	—	—	17,793	—	¹	478	—	—	—	—	478
Exercise of stock options	—	—	375,391	—	¹	1,456	—	—	—	—	1,456
Stock-based compensation	—	—	—	—		84,342	—	—	—	—	84,342
Unrealized loss on available-for-sale securities	—	—	—	—		—	25	—	—	—	25
Change in effective portion of interest rate swap agreement	—	—	—	—		—	409	—	2	4,745	5,156
Distributions to noncontrolling interests	—	—	—	—		—	—	—	(6,501)	(7,403)	(13,904)
Net loss	—	—	—	—		—	—	(141,972)	4,791	(17,865)	(155,046)
Balances at September 30, 2018	—	$—	109,400,297	$11		$2,387,361	$272	$(2,472,619)	$56,446	$134,849	$106,320
¹ Amounts are less than $0.5 thousand and round down to zero

Bloom Energy Corporation
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Noncontrolling Interest, Common Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Convertible Redeemable Preferred Stock		Class A and Class B Common Stock				Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital

Balances at June 30, 2018	71,740,162	$1,465,841	10,570,641	$1		$166,803	$216	$(2,394,040)	$54,940	$141,433	$(2,030,647)
Issuance of Class A common stock upon public offering, net	—	—	20,700,000	2		282,278	—	—	—	—	282,280
Issuance of Class B common stock on convertible notes	—	—	5,734,440	1		221,579	—	—	—	—	221,580
Issuance of Class A and B common stock upon exercise of warrants	—	—	312,575	—	¹	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock Series A-G	(71,740,162)	(1,465,841)	71,740,162	7		1,465,834	—	—	—	—	1,465,841
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—		882	—	—	—	—	882
Reclassification of derivative liability into additional paid-in capital	—	—	—	—		177,208	—	—	—	—	177,208
Issuance of common stock	—	—	166,667	—	¹	2,500	—	—	—	—	2,500
Issuance of restricted stock awards	—	—	14,178	—	¹	238	—	—	—	—	238
Exercise of stock options	—	—	161,634	—	¹	714	—	—	—	—	714
Stock-based compensation	—	—	—	—		69,325	—	—	—	—	69,325
Unrealized loss on available-for-sale securities	—	—	—	—		—	1	—	—	—	1
Change in effective portion of interest rate swap agreement	—	—	—	—		—	55	—	—	1,185	1,240
Distributions to noncontrolling interests	—	—	—	—		—	—	—	(288)	(2,044)	(2,332)
Net loss	—	—	—	—		—	—	(78,579)	1,794	(5,725)	(82,510)
Balances at September 30, 2018	—	$—	109,400,297	$11		$2,387,361	$272	$(2,472,619)	$56,446	$134,849	$106,320
¹ Amounts are less than $0.5 thousand and round down to zero

Bloom Energy Corporation
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Noncontrolling Interest, Common Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Convertible Redeemable Preferred Stock		Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Redeemable Noncontrolling Interest	Noncontrolling Interest	Total Deficit
	Shares	Amount	Shares	Amount

Balances at December 31, 2016	71,740,162	$1,465,841	10,132,220	$1		$108,647	$(542)	$(2,068,048)	$59,320	$175,668	$(1,724,954)
Contributions from noncontrolling interests	—	—	—	—		—	—	—	—	13,651	13,651
Issuance of common stock warrant	—	—	—	—		9,410	—	—	—	—	9,410
Issuance of common stock	—	—	64,000	—	¹	1,981	—	—	—	—	1,981
Exercise of stock options	—	—	111,601	—	¹	336	—	—	—	—	336
Issuance of restricted stock awards	—	—	19,650	—	¹	682	—	—	—	—	682
Stock-based compensation expense	—	—	—	—		21,540	—	—	—	—	21,540
Unrealized gain on available-for-sale securities	—	—	—	—		—	12	—	—	—	12
Change in effective portion of interest rate swap agreement	—	—	—	—		—	142	—	(1)	(384)	(243)
Distributions to noncontrolling interests	—	—	—	—		—	—	—	(4,816)	(8,910)	(13,726)
Net income (loss)	—	—	—	—		—	—	(194,838)	2,486	(16,992)	(209,344)
Balances at September 30, 2017	71,740,162	$1,465,841	10,327,471	$1		$142,596	$(388)	$(2,262,886)	$56,989	$163,033	$(1,900,655)

Balances at June 30, 2017	71,740,162	$1,465,841	10,282,645	$1		$124,859	$(466)	$(2,191,055)	$55,814	$171,459	$(1,839,388)
Issuance of common stock warrant	—	—	—	—		9,410	—	—	—	—	9,410
Issuance of common stock	—	—	5,333	—	¹	165	—	—	—	—	165
Exercise of stock options	—	—	23,529	—	¹	109	—	—	—	—	109
Issuance of restricted stock awards	—	—	15,964	—	¹	568	—	—	—	—	568
Stock-based compensation expense	—	—	—	—		7,485	—	—	—	—	7,485
Unrealized gain on available-for-sale securities	—	—	—	—		—	12	—	—	—	12
Change in effective portion of interest rate swap agreement	—	—	—	—		—	66	—	(2)	(4)	60
Distributions to noncontrolling interests	—	—	—	—		—	—	—	(288)	(2,430)	(2,718)
Net income (loss)	—	—	—	—		—	—	(71,831)	1,465	(5,992)	(76,358)
Balances at September 30, 2017	71,740,162	$1,465,841	10,327,471	$1		$142,596	$(388)	$(2,262,886)	$56,989	$163,033	$(1,900,655)

Bloom Energy Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(155,046)	$(209,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,141	34,968
Write-off of property, plant and equipment, net	901	6
Revaluation of derivative contracts	26,761	(2,764)
Stock-based compensation	87,451	22,349
Loss on long-term REC purchase contract	150	60
Revaluation of stock warrants	(9,109)	324
Amortization of interest expense from preferred stock warrants	776	797
Amortization of debt issuance cost	2,906	2,294
Amortization of debt discount from embedded derivatives	16,597	31,578
Changes in operating assets and liabilities:
Accounts receivable	(11,168)	(2,093)
Inventories, net	(44,465)	31
Deferred cost of revenue	47,945	(64,786)
Customer financing receivable and others	3,736	4,392
Prepaid expenses and other current assets	(6,514)	(5,816)
Other long-term assets	1,052	2,948
Accounts payable	11,236	(2,311)
Accrued warranty	1,164	(1,766)
Accrued other current liabilities	1,885	2,030
Deferred revenue and customer deposits	(32,203)	87,551
Other long-term liabilities	10,156	34,453
Net cash used in operating activities	(13,648)	(65,099)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,333)	(4,063)
Payments for acquisition of intangible assets	(2,762)	(240)
Purchase of marketable securities	(15,732)	(26,825)
Proceeds from maturity of marketable securities	38,250	—
Net cash provided by (used in) investing activities	15,423	(31,128)
Cash flows from financing activities:
Borrowings from issuance of debt	—	100,000
Repayment of debt	(14,036)	(16,263)
Repayment of debt to related parties	(990)	(644)
Debt issuance costs	—	(6,108)
Proceeds from noncontrolling and redeemable noncontrolling interests	—	13,652
Distributions to noncontrolling and redeemable noncontrolling interests	(14,192)	(20,725)
Proceeds from issuance of common stock	1,456	336
Proceeds from public offerings, net of underwriting discounts and commissions	292,529	—
Payments of initial public offering issuance costs	(2,928)	—
Net cash provided by financing activities	261,839	70,248
Net increase (decrease) in cash, cash equivalents, and restricted cash	263,614	(25,979)
Cash, cash equivalents, and restricted cash:
Beginning of period	180,612	217,915
End of period	$444,226	$191,936
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,601	$16,874
Cash paid during the period for taxes	1,052	368
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	1,874	72
Liabilities recorded for intangible assets	3,180	—
Issuance of common stock warrant	—	9,410
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	882	—
Conversion of redeemable convertible preferred stock into additional paid-in capital	1,465,841	—
Conversion of 8% convertible promissory notes into additional paid-in capital	221,579	—
Reclassification of derivative liability into additional paid-in capital	177,208	—
Liabilities recorded for initial public offering in accounts payable	1,431	—
Reclassification of prior year prepaid initial public offering costs to additional paid-in capital	5,894	—
Issuance of common stock	—	1,981
Accrued distributions to Equity Investors	288	855
Accrued interest and issuance for notes	20,101	21,737
Accrued interest and issuance for notes to related parties	1,229	3,207
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
Liquidity
The Company incurred operating losses and negative cash flows from operations since its inception. The Company’s ability to achieve its long-term business objectives is dependent upon, among other things, raising additional capital, the acceptance of its products and attaining future profitability. Management believes that the Company will be successful in raising additional financing from its stockholders or from other sources, in expanding operations and in gaining market share. In July 2018, the Company successfully completed an initial public stock offering (IPO) with the sale of 20,700,000 shares of Class A common stock at a price of $15.00 per share, resulting in net cash proceeds of $282.3 million net of underwriting discounts, commissions and offering costs. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all.
Common Stock
In July 2018 and just prior to the closing of the Company's IPO, the Board of Directors (the "Board") and stockholders approved the Twelfth Amended and Restated Certificate of Incorporation which authorized two new classes of common stock, Class A common stock and Class B common stock, and did not reauthorize the old 113,333,333 shares of common stock. As of July 18, 2018, the Company has 400,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 400,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. All shares of old common stock outstanding immediately prior to the IPO were converted into an equivalent number of shares of Class B common stock. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder upon transfer.  Class B common stock will automatically convert into Class A common stock without further action by the Company or the holder thereof, into Class A Common Stock, on the first to occur: (i) the fifth anniversary of the IPO, (ii) when the outstanding shares of Class B Common Stock represent less than five percent (5)% of the aggregate number of shares of Class A and Class B Common Stock then outstanding, (iii) a date and time, or upon an event specified in writing and delivered by KR Sridhar to the Board to convert all shares of Class B Common Stock, or (iv) immediately following the date of the death of KR Sridhar, whichever comes first.
Still authorized are 80,461,552 shares of Convertible Redeemable Preferred Stock having rights and preferences, including voting rights, designated from time to time by the Board. All shares of Convertible Redeemable Preferred Stock outstanding immediately prior to the IPO were automatically converted into an equivalent number of shares of Class B common stock.
Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders. Holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights, preferences, powers and restrictions of the holders of Class A and Class B common stock are identical.
In July 2018, the Company completed an initial public offering of its common shares wherein 20,700,000 shares of Class A common stock were sold into the market. Added to existing shares of Class B common stock were shares mandatorily converted from various financial instruments as a result of the IPO. See Note 8 - Convertible Notes, Convertible Preferred Stock and Common and Preferred Stock Warrants.

2. Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Consolidated Financial Statements
The consolidated balance sheets as of September 30, 2018, the consolidated statements of operations and the consolidated statements of comprehensive loss, the consolidated statements of convertible redeemable preferred stock, common stock and stockholders' equity (deficit) for the three and nine months ended September 30, 2018, and 2017, the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained within the Company's Form S-1 filed with the Securities and Exchange Commission which was declared effective on July 24, 2018.
The Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.
Principles of Consolidation
These consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for its variable interest entities, which the Company refers to as its power purchase agreement entities (PPA Entities). This approach focuses on determining whether the Company has the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational PPA Entities. The Company evaluates its relationships with the PPA Entities on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 12 - Power Purchase Agreement Programs.
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates include assumptions used to compute the best estimate of selling-prices (BESP), the fair value of lease and non-lease components such as estimated output, efficiency and residual value of the Energy Servers, estimates for inventory write-downs, estimates for future cash flows and the economic useful lives of property, plant and equipment, the valuation of other long-term assets, the valuation of certain accrued liabilities such as derivative valuations, estimates for accrued warranty and extended maintenance, estimates for recapture of U.S. Treasury grants and similar grants, estimates for income taxes and deferred tax asset valuation allowances, warrant liabilities, stock-based compensation costs and estimates for the allocation of profit and losses to the noncontrolling interests. Actual results could differ materially from these estimates under different assumptions and conditions.
Authorized Shares and Reverse Stock Split
The Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to effect a 2-for-3 reverse stock split of the Company’s Class B common stock on July 5, 2018 and July 18, 2018, respectively. The Company filed the amended and restated certificate of incorporation on July 19, 2018 that effected the 2-for-3 reverse stock split. The financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of Class B common stock to accumulated deficit.
Revenue Recognition
The Company primarily earns revenue from the sale and installation of its Energy Servers both to direct and to lease customers by providing services under its operations and maintenance services contracts and by selling electricity to customers under power purchase agreements. The Company offers its customers several ways to finance their purchase of a Bloom Energy Server. Customers may choose to purchase the Company’s Energy Servers outright. Customers may also lease the Company’s Energy Servers through one of the Company’s financing partners via the Company’s managed services program or as a traditional lease. Finally, customers may purchase electricity through the Company’s Power Purchase Agreement Programs.
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

•
Delivery and Acceptance has Occurred. The Company uses shipping documents and confirmation from the Company’s installations team that the deployed systems are running at full power as defined in each contract to verify delivery and acceptance.

•	The Fee is Fixed or Determinable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction.

•	Collectability is Reasonably Assured. The Company assesses collectability based on the customer’s credit analysis and payment history.
Most of the Company’s arrangements are multiple-element arrangements with a combination of Energy Servers, installation and maintenance services. Products and services, including installation, generally qualify as separate units of accounting. For multiple-element arrangements, the Company allocates revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence (VSOE) of selling price, if available; third-party evidence (TPE) of selling price, if VSOE of selling price is not available; or best estimate of selling price (BESP) if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or upon meeting any specified performance conditions.
The Company has not been able to obtain reliable evidence of the selling price of the standalone Energy Server. Given that the Company has never sold an Energy Server without a maintenance service agreement, and vice-versa, the Company has no evidence of selling prices for either and virtually no customers have elected to cancel their maintenance agreements while continuing to operate the Energy Servers. The Company’s objective is to determine the price at which it would transact business if the items were being sold separately. As a result, the Company's estimate of its selling price is driven primarily by its expected margin on both the Energy Server and maintenance service agreement based on their respective costs or, in the case of maintenance service agreements, the estimated costs to be incurred during the service period.
Costs for Energy Servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). The Company then applies a margin to the Energy Servers to determine the selling price to be used in its BESP model. Costs for maintenance service arrangements are estimated over the life of the maintenance contracts and include estimated future service costs and future product costs. Product costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. After considering the total service costs, the Company applies a slightly lower margin to its service costs than to its Energy Servers as it best reflects the Company’s long-term service margin expectations.
As the Company’s business offerings and eligibility for the Investment Tax Credit, or ITC, evolve over time, the Company may be required to modify its estimated selling prices in subsequent periods and the Company’s revenue could be adversely affected.
The Company does not offer extended payment terms or rights of return for its products. Upon shipment of the product, the Company defers the product’s revenue until the acceptance criteria have been met. Such amounts are recorded within deferred revenue in the consolidated balance sheets. The related cost of such product is also deferred as a component of deferred cost of goods sold in the consolidated balance sheets until customer acceptance. Prior to shipment of the product, any prepayment made by the customer is recorded as customer deposits. Customer deposits were $19.1 million and $10.2 million as of September 30, 2018 and December 31, 2017, respectively, and were included in deferred revenue and customer deposits in the consolidated balance sheets.
Traditional Leases - Under this financing option, the Company sells its Energy Servers through a direct sale to a financing partner who, in turn, leases the Energy Servers to the customer under a lease agreement between the customer and the financing partner. In addition, the Company contracts with the customer to provide extended maintenance services from the end of the standard one-year warranty period extending for the remaining duration of the lease term.

Payments received are recorded within deferred revenue in the consolidated balance sheets until the acceptance criteria as defined within the customer contract are met. The related cost of such product is also deferred as a component of deferred cost in the consolidated balance sheets, until acceptance.
The Company also sells extended maintenance services to its customers that effectively extend the standard warranty coverage. Payments from customers for the extended maintenance contracts are received at the beginning of each service year. Accordingly, the customer payment received is recorded as deferred revenue and revenue is recognized ratably over the extended maintenance contract.
As discussed within the Direct Sales section above, the Company’s arrangements with its traditional lease customers are also multiple-element arrangements as they include a combination of Energy Servers, installation and extended maintenance services. Accordingly, the Company recognizes revenue from contracts with customers for the sales of products and services included within these contracts in accordance with ASC 605-25, Revenue Recognition - Multiple-Element Arrangements.
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
Sale-Leaseback (Managed Services) - The Company is a party to master lease agreements that provide for the sale of Energy Servers to third-parties and the simultaneous leaseback of the systems, which the Company then subleases to its customers. In sale-leaseback sublease arrangements (also referred to as managed services), the Company first determines whether the Energy Servers under the sale-leaseback arrangement are “integral equipment”. An Energy Server is determined to be integral equipment when the cost to remove the system from its existing location, including the shipping costs of the Energy Server at the new site including any diminution in fair value, exceeds 10% of the fair value of the Energy Server at the time of its original installation. As the Energy Servers are determined not to be integral equipment, the Company determines if the leaseback is classified as a capital lease or an operating lease.
The Company’s managed services arrangements are classified as operating leases. As operating leases, the Company recognizes a portion of the net revenue, net of any commitments made to the customer to cover liabilities associated with insurance, property taxes and/or incentives recorded as managed service liabilities, and the associated cost of sale and then defers the portion of net revenue and cost of sale that represents the gross profit that is equal to the present value of the future minimum lease payments over the master leaseback term. For both capital and operating leasebacks, the Company records the net deferred gross profit in its consolidated balance sheet as deferred income and then amortizes the deferred income over the leaseback term as a reduction to the leaseback rental expense included in operating leases.
In connection with the Company’s common stock award agreement with a managed services customer, the share issuances are recorded as a reduction of product revenue when the installation milestones are achieved and are recorded as additional paid-in capital when the shares are issued.
Revenue Recognized from Power Purchase Agreement Programs (See Note 12)
In 2010, the Company began offering its Energy Servers through its Bloom Electrons financing program. This program is financed via a special purpose Investment Company and Operating Company, referred to as a PPA Entity, and are owned partly by the Company and partly by third-party investors. The investors contribute cash to the PPA Entity in exchange for an equity interest, which then allows the PPA Entity to purchase the Energy Server from the Company. The cash contributions held are classified as short-term or long-term restricted cash according to the terms of each power purchase agreement (PPA). As the Company identifies end customers, the PPA Entity enters into a PPA with the end customer pursuant to which the customer agrees to purchase the power generated by the Energy Server at a specified rate per kilowatt hour for a specified term, which can range from 10 to 21 years. The PPA Entity typically enters into a maintenance services agreement with the Company following the first year of service to extend the standard one-year warranty service and performance guarantees. This intercompany arrangement is eliminated in consolidation. Those power purchase agreements that qualify as leases are classified as either sales-type leases or operating leases and those that do not qualify as leases are classified as tariff agreements. For both operating leases and tariff agreements, income is recognized as contractual amounts are due when the electricity is generated and presented within Electricity Revenue on the consolidated statements of operations.
Sales-Type Leases - Certain arrangements entered into by certain Operating Companies, including Bloom Energy 2009 PPA Project Company, LLC (PPA I), 2012 ESA Project Company, LLC (PPA Company IIIa) and 2013B ESA Project Company, LLC (PPA Company IIIb), qualify as sales-type leases in accordance with Financial Accounting Standards Board Accounting

Standards Codification Topic 840, Leases (ASC 840). The Company is responsible for the installation, operation and maintenance of the Energy Servers at the customers' sites, including running the Energy Servers during the term of the PPA which ranges from 10 to 15 years. Based on the terms of the customer contracts, the Company may also be obligated to supply fuel for the Energy Servers. The amount billed for the delivery of the electricity to PPA I’s customers primarily consists of returns on the amounts financed including interest revenue, service revenue and fuel revenue for certain arrangements.
The Company is obligated to supply fuel to the Energy Servers that deliver electricity under the PPA I agreements. Based on the customer offtake agreements, the customers pay an all-inclusive rate per kWh of electricity produced by the Energy Servers. The consideration received under the PPA I agreements primarily consists of returns on the amounts financed including interest revenue, service revenue and fuel revenue on the consolidated statements of operations.
As the Power Purchase Agreement Programs contain a lease, the consideration received is allocated between the lease elements (lease of property and related executory costs) and non-lease elements (other products and services, excluding any derivatives) based on relative fair value in accordance with ASC 605-25-13A (b). Lease elements include the leased system and the related executory costs (i.e. installation of the system, electricity generated by the system, maintenance costs). Non-lease elements include service, fuel and interest related to the leased systems.
Service revenue and fuel revenue are recognized over the term of the PPA as electricity is generated. The interest component related to the leased system is recognized as interest revenue over the life of the lease term. The customer has the option to purchase the Energy Servers at the then fair market value at the end of the PPA contract term.
Service revenue related to sales-type leases of $0.8 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and service revenue of $2.6 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively, is included in electricity revenue in the consolidated statements of operations. Fuel revenue of $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and fuel revenue of $0.4 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively, is included in electricity revenue in the consolidated statements of operations. Interest revenue of $0.4 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and interest revenue of $1.1 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively, is included in electricity revenue in the consolidated statements of operations.
Product revenue associated with the sale of the Energy Servers under the PPAs that qualify as sales-type leases is recognized at the present value of the minimum lease payments, which approximates fair value, assuming all other conditions for revenue recognition noted above have also been met. A sale is typically recognized as revenue when an Energy Server begins generating electricity and has been accepted, which is consistent across all purchase options in that acceptance generally occurs after the Energy Server has been installed and is running at full power as defined in each contract. There was no product revenue recognized under sales-type leases for the three and nine months ended September 30, 2018 and 2017.
Operating Leases - Certain Power Purchase Agreement Program leases entered into by PPA Company IIIa, PPA Company IIIb, 2014 ESA Holdco, LLC (PPA Company IV) and 2015 ESA Holdco, LLC (PPA Company V) that are leases in substance but do not meet the criteria of sales-type leases or direct financing leases in accordance with ASC 840 are accounted for as operating leases. Revenue under these arrangements is recognized as electricity sales and service revenue and is provided to the customer at rates specified under the contracts. During the three months ended September 30, 2018 and 2017, revenue from electricity sales amounted to $7.8 million and $7.4 million, respectively. During the nine months ended September 30, 2018 and 2017, revenue from electricity sales amounted to $23.2 million and $21.6 million, respectively. During the three months ended September 30, 2018 and 2017, service revenue amounted to $3.8 million and $3.8 million, respectively. During the nine months ended September 30, 2018 and 2017, service revenue amounted to $11.4 million and $11.6 million, respectively.
Tariff Agreement - PPA Company II entered into an agreement with Delmarva, PJM Interconnection (PJM), a regional transmission organization, and the State of Delaware under which PPA Company II provides the energy generated from its Energy Servers to PJM and receives a tariff as collected by Delmarva.
Revenue at the tariff rate is recognized as electricity sales and service revenue as it is generated over the term of the arrangement. Revenue relating to power generation at the Delmarva site of $5.8 million and $5.9 million for three months ended September 30, 2018 and 2017, respectively, and revenue relating to power generation at the Delmarva sites of $17.3 million and $17.5 million for the nine months ended September 30, 2018 and 2017, respectively, is included in electricity sales in the consolidated statements of operations. Revenue relating to power generation at the Delmarva site of $3.4 million and $3.5 million for the three months ended September 30, 2018 and 2017, respectively, and revenue relating to power generation at the Delmarva sites of $10.3 million and $10.4 million for the nine months ended September 30, 2018 and 2017, respectively, is included in service revenue in the consolidated statements of operations.

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
The Company received $0.2 million and $0.3 million of SGIP funds for the three months ended September 30, 2018 and 2017, and $1.0 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively. There were no reductions or refunds of SGIP funds during the three and nine months ended September 30, 2018 and 2017, and no accrual has been made for a refund of any incentives.
The Company makes SGIP reservations on behalf of certain of the PPA Entities. However, the PPA Entity receives the SGIP funds directly from the program and, therefore, bears the risk of loss if these funds are not paid.
U.S. Treasury Grants - The Company is eligible for U.S. Treasury grants on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009. However, to be eligible for the U.S. Treasury grants, a fuel cell system must have commenced construction in 2011 either physically or through the commitment of sufficient project costs. For fuel cell systems under Power Purchase Agreement Programs, U.S. Treasury grants are considered a component of minimum lease payments. For fuel cell systems deployed under tariff legislation, the Company recorded the fuel cell systems net of the U.S. Treasury grants. U.S. Treasury grant receivables are classified as other current assets in the Company’s consolidated balance sheets. For operating leases, the benefit of the U.S. Treasury grant is recorded as deferred revenue and is amortized on a straight-line basis over the PPA contract period. No such grant funds have been accrued or received in the nine months ended September 30, 2018 and 2017.
Investment Tax Credits - Through December 31, 2016, the Company’s Energy Servers were eligible for federal ITCs that accrued to eligible property under Internal Revenue Code Section 48. Under the Company's Power Purchase Agreement Programs, ITCs are primarily passed through to Equity Investors with approximately 1% to 10% of incentives received by the Company. These incentives are accounted for by using the flow-through method. On February 9, 2018, the U.S. Congress passed legislation to extend the federal investment tax credits for fuel cell systems applicable retroactively to January 1, 2017. Due to this reinstatement of ITC in 2018, the benefit of ITC to total revenue was $125.7 million in the nine months ended September 30, 2018, which included $45.5 million of revenue benefit related to the retroactive ITC for 2017 acceptances.
The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed or otherwise ceases to be investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the incentives. No ITC recapture has occurred during the three and nine months ended September 30, 2018 and 2017.
Renewable Energy Credits (RECs) - RECs are tradeable energy credits that represent one megawatt hour of electricity generated from an eligible renewable energy resource generated in the U.S. RECs are primarily "held for use" and are presented as part of other current assets and other long-term assets in the consolidated balance sheets until the RECs are sold and accounted for as revenue. The Company accounts for such RECs as output from the facility where they originate. The Company values these RECs at the lower of cost or market at the end of each reporting period.
To the extent the PPA Entities do not produce enough RECs to satisfy the requirements under certain PPAs, the Company may also acquire RECs under stand-alone purchase agreements with third parties to satisfy these REC obligations. Under PPAs with certain customers, the PPA Entities are required to deliver a specified quantity of biogas RECs or Western Electricity Coordinating Council (WECC) RECs. In order to meet these obligations, the PPA Entities may enter into REC purchase agreements with third parties to purchase a fixed quantity of the relevant RECs at a fixed price and on a fixed schedule. The PPA Entities utilize the Western Renewable Energy Information System (WREGIS), an independent tracking system for the region covered by the WECC, which allows the PPA Entities to manage RECs purchased and deliver the RECs to satisfy the customer obligation. Purchased RECs used to satisfy customer obligations are recorded at cost and are presented as part of other current assets and other long-term assets in the consolidated balance sheets. Costs of RECs purchased are expensed as the obligation to provide such RECs to customers occurs.

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
Components of Revenue and Cost of Revenue
Revenue - The Company primarily recognizes revenue from the sale and installation of Energy Servers, from the sale of electricity and by providing services under extended operations and under maintenance services contracts (together, service agreements).
Product Revenue - All of the Company’s product revenue is generated from the sale of the Company's Energy Servers to direct purchase and lease customers. The Company generally begins to recognize product revenue from contracts with customers once the Company achieves acceptance; that is, generally when the system has been installed and is running at full power as defined in each contract.
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
Service Revenue - Service revenue is generated from operations and maintenance services agreements that extend the standard one-year warranty coverage beyond the initial first year for Energy Servers sold under direct purchase, traditional lease and managed services sales. Customers can renew these agreements on an annual basis. Revenue is recognized ratably over the term of the renewed one-year service period. The Company anticipates that almost all of its customers will continue to renew their maintenance services agreements each year.
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
Cost of Product Revenue - Cost of product revenue consists of costs of Energy Servers that the Company sells to direct and lease customers. It includes costs paid to the Company’s materials suppliers, personnel costs, certain allocated costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of the Company’s equipment. Estimated standard one-year warranty costs are also included in cost of product revenue, see Warranty Costs below.
Cost of Installation Revenue - Cost of installation revenue consists of the costs to install the Energy Servers that the Company sells to direct and lease customers. It includes costs paid to the Company’s materials and service providers, personnel costs and allocated costs.
Cost of Service Revenue - Cost of service revenue consists of costs incurred under maintenance service contracts for all customers including direct sales, lease and Power Purchase Agreement Program customers. It includes personnel costs for the Company’s customer support organization, certain allocated costs and extended maintenance-related product repair and replacement costs.
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
Warranty Costs - The Company generally warrants its products sold to its direct customers for one year following the date of acceptance of the products (the “standard one-year warranty”). Additionally as part of its master service agreements (MSAs), the Company provides output and efficiency guarantees (collectively “performance guarantees”) to its customers which contractually guarantee specified levels of efficiency and output. Expenditures related to these obligations have not been material to date.
As part of both its standard one-year warranty and MSA obligations, the Company monitors the operations of the underlying systems including efficiency and output levels. Performance guarantee payments represent maintenance decisions made by the Company and are accounted for as costs of goods sold. To estimate the warranty costs, the Company continuously monitors product returns for warranty failures and maintains the reserve for the related warranty expense based on various factors including historical warranty claims, field monitoring and results of lab testing. The Company’s obligations under its standard product warranty and MSAs are generally in the form of product replacement, repair or reimbursement for higher customer electricity costs. Further, if the Energy Servers run at a lower efficiency or power output than the Company committed under its performance guarantee, the Company will reimburse the customer for this underperformance. The Company’s obligation includes ensuring the customer’s equipment operates at least at the efficiency and power output levels set forth in the customer agreement. The Company’s aggregate reimbursement obligation for this performance guarantee for each order is capped at a portion of the purchase price.
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions and against manufacturing or performance defects. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims during the warranty period as of the balance sheet date. The Company accrues for warranty costs based on estimated costs that may be incurred including material costs, labor costs and higher customer electricity costs should the units not work for extended periods. Estimated costs associated with standard one-year warranty, including the performance guarantee payments, are recorded at the time of sale as a component of costs of goods sold.
Shipping and Handling Costs - The Company records costs related to shipping and handling in cost of revenue.
Sales and Utility Taxes - The Company recognizes revenue on a net basis for taxes charged to its customers and collected on behalf of the taxing authorities.
Components of Operating Expenses
Advertising and Promotion Costs - Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. The Company did not incur any material advertising or promotion expenses during the three and nine months ended September 30, 2018 and 2017.
Research and Development - The Company conducts internally funded research and development activities to improve anticipated product performance and reduce product life-cycle costs. Research and development costs are expensed as incurred and include salaries and expenses related to employees conducting research and development.
Stock-Based Compensation - The Company accounts for stock options and restricted stock units (RSUs) awarded to employees and non-employee directors under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Compensation-Stock Compensation (ASC 718) using the Black-Scholes valuation model to estimate fair value. The Black-Scholes valuation model requires the Company to make estimates and assumptions regarding the underlying stock’s fair value, the expected life of the option and RSU, the risk-free rate of return interest rate, the expected volatility of the Company's common stock price and the expected dividend yield. In developing estimates used to calculate assumptions, the Company establishes the expected term for employee options and RSUs, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when the forfeitures occurred. The Company typically records stock-based compensation expense under the straight-line attribution method over the vesting term, which is generally four years, and records stock-based compensation expense for performance based awards using the graded-vesting method. Stock-based compensation expense is recorded in the consolidated statements of operations based on the employees’ respective function.
Stock-based compensation cost for RSUs is measured based on the fair value of the underlying shares on the date of grant. Up to the date of the Company's IPO, RSUs were subject to a time-based vesting condition and a performance-based vesting condition, both of which require satisfaction before the RSUs vest and settle for shares of common stock. The performance-based condition was tied to a liquidity event such as a sale event or the completion of the Company’s IPO. The time-based conditions range between six months and four years from the end of the lock-up period after a liquidity event. Upon completion of the Company's IPO in July 2018, the performance-based condition was satisfied and the Company began recognizing stock based compensation related to these awards. Subsequent to the Company's IPO, RSU's are only subject to a time-based vesting condition.

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
The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot realize the deduction (i.e., the Company is in a net operating loss, or NOL, position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. Beginning in the first quarter of fiscal 2017 with the adoption of ASU 2016-09 on a prospective basis, stock-based compensation excess tax benefits or deficiencies are reflected in the consolidated statements of operations as a component of the provision for income taxes. No tax benefit or expense for stock-based compensation has been recorded for the three and nine months ended September 30, 2018 and 2017, since the Company remains in an NOL position.
Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates for the inputs used in the Black-Scholes valuation model to calculate the grant-date fair value of stock options. The Company used the following weighted-average assumptions in applying the Black-Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Risk-free interest rate	2.84%	1.95%	2.49% - 2.84%	1.95% -2.07%
Expected term (years)	6.21—6.69	6.23—6.55	6.18—6.69	6.08—6.62
Expected dividend yield	—	—	—	—
Expected volatility	56.1%	57.9%	54.6% -56.1%	57.9% - 61.0%
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
Fair Value Measurement
Financial Accounting Standards Board Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Components of Balance Sheets
Cash, Cash Equivalents, Short-Term Investments and Restricted Cash - The Company considers highly liquid short-term investments with maturities of 90 days or less at the date of purchase as cash equivalents.
The Company considers highly liquid investments with maturities of greater than 90 days at the reporting period end date as short-term investments. Short-term investments are reported at fair value with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). The specific identification method is used to determine the cost of any securities disposed with any realized gains or losses recognized as income or expense in condensed consolidated statements of operations. Short-term investments are anticipated to be used for current operations and are, therefore, classified as available-for-sale in current assets even though their maturities may extend beyond one year. The Company periodically reviews short-term investments for impairment. In the event a decline in value is determined to be other-than-temporary, an impairment loss is recognized. When determining if a decline in value is other-than-temporary, the Company takes into consideration the current market conditions and the duration and severity of and the reason for the decline as well as considering the likelihood that it would need to sell the security prior to a recovery of par value.
As of September 30, 2018, short-term investments were comprised of $4.5 million of U.S. Treasury Bills. As of December 31, 2017, short-term investments were comprised of $26.8 million of U.S. Treasury Bills. The costs of these securities approximated their fair values and there were no material gross realized or unrealized gains or losses for the three and nine months ended September 30, 2018 and 2017, and no impairment for the periods ended September 30, 2018 and December 31, 2017. As of September 30, 2018, all investments were scheduled to mature within the next twelve months.
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
Derivative Financial Instruments - The Company enters into derivative forward contracts to manage its exposure to the fluctuating price of fuel under certain of its power purchase agreements entered in connection with the Bloom Electrons program (refer to Note 12 - Power Purchase Agreement Programs). In addition, the Company enters into fixed forward interest rate swap arrangements to convert variable interest rates on debt to a fixed rate. The Company also issued derivative financial instruments embedded in its 6% Notes as a means by which to provide additional incentive to investors and to obtain a lower cost cash-source of funds.
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
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value on the consolidated balance sheets. Changes in the fair value of the derivatives that qualify and are designated as cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets and for those that do not qualify for hedge accounting or are not designated hedges are recorded through earnings in the consolidated statements of operations.
While the Company hedges certain of its natural gas requirements under its power purchase agreements, it has not classified these forward contracts as designated hedges for accounting purposes. Therefore, the Company records the change in the fair value of its forward contracts in cost of revenue on the consolidated statements of operations. The fair value of the forward contracts is recorded on the consolidated balance sheets as a component of accrued other current liabilities and as derivative liabilities. As the forward contracts are considered economic hedges, the changes in the fair value of the forward contracts are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
The Company’s interest rate swap arrangements qualify as cash flow hedges for accounting purposes as they effectively convert variable rate obligations into fixed rate obligations. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change is recorded in accumulated other comprehensive loss and will be recognized as interest expense on settlement. Ineffectiveness is recorded in other income (expense), net. If a cash flow hedge is discontinued due to changes in the forecasted hedged transactions, hedge accounting is discontinued prospectively and any unrealized gain or loss on the related derivative is recorded in accumulated other comprehensive loss and is reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The fair value of the swap arrangement is recorded on the consolidated balance sheets as a component of accrued other current liabilities and as derivative liabilities. The changes in fair value of swap agreement are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
The Company issued convertible notes with conversion features. These conversion features were evaluated under ASC topic 815-40, were determined to be embedded derivatives and were bifurcated from the debt and were classified prior to the IPO as liabilities on the consolidated balance sheets. The Company recorded these derivative liabilities at fair value and adjusted the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain (loss) on revaluation of warrant liabilities and embedded derivatives in the consolidated statements of operations. Upon the IPO, the final valuation of the conversion feature was calculated as of the date of the IPO and was reclassified from a derivative liability to additional paid-in capital.
Customer Financing Receivables - The contractual terms of Company's customer financing receivables are primarily contained within the PPA Entities' customer lease agreements. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines and customer financing receivables are generated by Energy Servers leased to PPA Entities’ customers in leasing arrangements that qualify as sales-type leases. Customer financing receivables represents the gross minimum lease payments to be received from customers and the system’s estimated residual value, net of unearned income and allowance for estimated losses. Initial direct costs for sales-type leases are recognized as cost of revenue when the Energy Servers are placed in service.
The Company reviews its customer financing receivables by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses as well as current economic trends that might impact the level of future credit losses. The Company writes off customer financing receivables when they are deemed uncollectible. The Company has not maintained an allowance for doubtful accounts to reserve for potentially uncollectible customer financing receivables as historically all of its receivables on the consolidated balance sheets have been collected and are expected to be collected in full.
Accounts Receivable - Accounts receivable primarily represents trade receivables from sales to customers recorded at net realizable value. As it does for its customer financing receivables, the Company reviews its accounts receivable by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses as well as current economic trends that might impact the level of future credit losses. The Company writes off accounts receivable when they are deemed uncollectible. The Company has not had to maintain an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable as historically all of its receivables on the consolidated balance sheets have been collected and are expected to be collected in full.
Inventories - Inventories consist principally of raw materials, work-in-process and finished goods and are stated on a first-in, first-out basis at the lower of cost or net realizable value.
The Company records inventory excess and obsolescence provisions for estimated obsolete or unsellable inventory, including inventory from purchase commitments, equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about market conditions and future demand for product generally expected to be utilized over the next 12 to 24 months, including product needed to fulfill the Company’s warranty obligations. If actual future demand for the Company’s products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed. The inventory reserves were $12.0 million and $15.7 million as of September 30, 2018 and December 31, 2017, respectively.
Property, Plant and Equipment - Property, plant and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Energy Servers are depreciated to their residual values over the terms of the power purchase and tariff agreements. Leasehold improvements are depreciated over the shorter of the lease term or their estimated depreciable lives. Buildings are amortized over the shorter of the lease or property term or their estimated depreciable lives.
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
Foreign Currency Transactions - The functional currency of the Company’s foreign subsidiaries is the U.S. dollar since they are considered financially and operationally integrated with their domestic parent. Foreign currency monetary assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates. Any currency transaction gains and losses are included as a component of other expense, net in the Company’s consolidated statements of operations and have not been significant for any period presented.
Convertible Preferred Stock Warrants - The Company accounted for freestanding warrants to purchase shares of its convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. In accordance with ASC 480 - Distinguishing Liability from Equity (ASC 480), these warrants were classified within warrant liability in the consolidated balance sheets as the underlying shares of convertible preferred stock were contingently redeemable which, therefore, may have obligated the Company to transfer assets at some point in the future. These warrants were valued on the date of issuance, using the Probability-Weighted Expected Return Model (PWERM). The warrants were subject to remeasurement to fair value at each balance sheet date or immediately before exercise of the warrants. Any change in fair value was recognized in the consolidated statements of operations. The Company’s convertible preferred stock warrants were converted upon the completion of the IPO. At that time, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests - The Company generally allocates profits and losses to noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPE Entities. Refer to Note 12 - Power Purchase Agreement Programs for more information.
The determination of equity in earnings under the HLBV method requires management to determine how proceeds, upon a hypothetical liquidation of the entity at book value, would be allocated between its investors. The noncontrolling interests' balance is presented as a component of permanent equity in the consolidated balance sheets.
Noncontrolling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Exercisability of put options are solely dependent upon the passage of time, and hence, such put options are considered to be probable of becoming exercisable. The Company elected to accrete changes in the redemption value over the period from the date it becomes probable that the instrument will become redeemable to the earliest redemption date of the instrument using an interest method. The balance of redeemable noncontrolling interests on the balance sheets is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redeemable noncontrolling interests are classified as temporary equity and therefore are reported in the mezzanine section of the consolidated balance sheets as redeemable noncontrolling interests.
For income tax purposes, the Equity Investors committed to invest in the PPE Entities receive a greater proportion of the share of losses and other income tax benefits. This includes the allocation of investment tax credits which are distributed to the Equity Investors through an Investment Company subsidiary of the Company. Allocations are initially based on the terms specified in each respective partnership agreement until the Equity Investors' targeted rate of return specified in the partnership agreement is met (the "flip" of the flip structure) whereupon the allocations change. In some cases after the Equity Investors receive their contractual rate of return, the Company receives substantially all of the remaining value attributable to the long-term recurring customer payments and the other incentives.
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
Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement will be effective for the Company from fiscal year 2021. A prospective transition approach is required for debt securities for which an other than temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the adoption of this update on its financial statements.

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
Financial Instruments - In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Per the ASU, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for public entities for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company elected early adoption effective January 1, 2018. The adoption of the ASU did not have a material impact on the Company’s financial statements.
Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.
Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. This ASU will have an impact on the Company's disclosures. The Company is evaluating the effect on the Company's financial statements and related disclosures.
Internal Use Software - In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current US GAAP and recognize these costs to expense over the noncancelable term of the arrangement.

This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company elected early adoption effective July 1, 2018. The adoption of the ASU did not have a material impact on the Company’s financial statements and related disclosures.

3. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The following table summarizes the Company’s cash and cash equivalents and restricted cash (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Cash	$84,151	$84,151	$101,356	$101,356
Money market funds	360,075	360,075	79,256	79,256
	$444,226	$444,226	$180,612	$180,612
As reported
Cash and cash equivalents	$395,516	$395,516	$103,828	$103,828
Restricted cash	48,710	48,710	76,784	76,784
	$444,226	$444,226	$180,612	$180,612
As of September 30, 2018 and December 31, 2017, the Company had restricted cash of $48.7 million and $76.8 million, respectively, as follows (in thousands):

	September 30, 2018	December 31, 2017

Restricted cash related to PPA Entities	$3,252	$7,969
Restricted cash	14,679	36,418
Restricted cash, current	17,931	44,387
Restricted cash related to PPA Entities	27,778	26,748
Restricted cash	3,001	5,649
Restricted cash, non-current	30,779	32,397
Total restricted cash	$48,710	$76,784
Short-Term Investments
As of September 30, 2018 and December 31, 2017, the Company had short-term investments in U.S. Treasury Bills of $4.5 million and $26.8 million, respectively.
Derivative Instruments
The Company has derivative financial instruments related to natural gas forward contracts and interest rate swaps. See Note 7 - Derivative Financial Instruments for a full description of the Company's derivative financial instruments.

4. Fair Value
Financial Assets Measured at Fair Value on a Recurring Basis
The tables below sets forth, by level, the Company’s financial assets that were accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets
Cash equivalents
Money market funds	$360,075	$—	$—	$360,075
Short-term investments	4,494	—	—	4,494
Interest rate swap agreements	—	1,368	—	1,368
	$364,569	$1,368	$—	$365,937
Liabilities
Derivatives
Natural gas fixed price forward contracts	$—	$—	$11,445	$11,445
Interest rate swap agreements	—	1,845	—	1,845
	$—	$1,845	$11,445	$13,290

	Fair Value Measured at Reporting Date Using
	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets
Cash equivalents
Money market funds	$79,256	$—	$—	$79,256
Short-term investments	26,816	—	—	26,816
Interest rate swap agreements	—	52	—	52
	$106,072	$52	$—	$106,124
Liabilities
Derivatives
Natural gas fixed price forward contracts	$—	$—	$15,368	$15,368
Embedded derivative on 6% promissory notes	—	—	140,771	140,771
Interest rate swap agreements	—	5,905	—	5,905
Stock warrants
Preferred stock warrants	—	—	9,825	9,825
	$—	$5,905	$165,964	$171,869
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
Interest Rate Swap Agreements - The Company enters into interest rate swap agreements to swap variable interest payments for fixed interest payments on certain debt. The interest rate swaps are classified as Level 2 financial assets as quoted prices for similar liabilities are used for valuation. Interest rate swaps are designed as hedging instruments and are recognized at fair value on the Company's consolidated balance sheets. As of September 30, 2018, $0.3 million of the gain on the interest rate swaps accumulated in other comprehensive loss is expected to be reclassified into earnings in the next twelve months.
Natural Gas Fixed Price Forward Contracts - The Company enters into fixed price natural gas forward contracts. The following table provides the fair value of the Company’s natural gas fixed price contracts (dollars in thousands):

	September 30, 2018		December 31, 2017
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹
Natural gas fixed price forward contracts (not under hedging relationships)	3,457	$11,445	4,332	$15,368

¹ Recorded in current liabilities and derivative liabilities in the consolidated balance sheets.
² One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
The natural gas fixed price forward contracts were valued at Level 3 as there were no observable inputs supported by market activity. The Company estimates the fair value of the contracts using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices.
For the three months ended September 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded a gain of $1.1 million and a loss of $0.3 million, respectively, and recorded gains on the settlement of these contracts of $0.6 million and $1.1 million, respectively, in cost of revenue on the consolidated statement of operations. For the nine months ended September 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded a gain of $1.1 million and a gain of $2.4 million, respectively, and recorded gains on the settlement of these contracts of $2.9 million and $3.3 million, respectively, in cost of revenue on the consolidated statement of operations.
Embedded Derivative on 6% Convertible Promissory Notes - On December 15, 2015, the Company issued $160.0 million of 6% Convertible Promissory Notes (6% Notes) that mature in December 2020. In addition, on January 29, 2016 and September 20, 2016, the Company issued an additional $25.0 million and $75.0 million, respectively, of 6% Notes. The 6% Notes are convertible at the option of the holders at a conversion price of $11.25 per share. The provisional redemption of notes was classified as an embedded derivative.
The valuation of the provisional redemption feature was classified within Level 3 as it was valued using the binomial lattice method, which utilizes significant inputs that are unobservable in the market. Prior to the IPO, the fair value was determined by estimated event dates with probabilities of likely events under the scenario which is based upon facts existing through the date of the Company's IPO. Upon the expiration of embedded derivative features upon the IPO, the Company reclassified the fair value of the derivative liability into equity. The final valuation of the conversion feature was calculated as of the date of the IPO to be $177.2 million and was reclassified from derivative liability to equity on the balance sheet.
Preferred Stock Warrants - The preferred stock warrants were converted to common stock warrants effective with the IPO. The fair value of the preferred stock warrants were zero and $9.8 million, respectively, as of September 30, 2018 and December 31, 2017. The preferred stock warrants were previously valued at Level 3 as there were no observable inputs supported by market activity. The Company estimated the fair value of the preferred stock warrants using a probability-weighted expected return model which considers various potential liquidity outcomes and assigned probabilities to each to arrive at the weighted equity value. The changes in fair value were recorded in gain (loss) on revaluation of warrant liabilities in the consolidated statements of operations.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2018 and 2017. The changes in the Level 3 financial assets were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Derivative Liability	Total

Balances at December 31, 2016	$18,585	$12,885	$115,807	$147,277
Settlement of natural gas fixed price forward contracts	(4,248)	—	—	(4,248)
Embedded derivative on notes	—	—	6,804	6,804
Changes in fair value	1,031	(3,060)	18,160	16,131
Balances at December 31, 2017	$15,368	$9,825	$140,771	$165,964
Settlement of natural gas fixed price forward contracts	(2,871)	—	—	(2,871)
Embedded derivative on notes	—	—	5,533	5,533
Changes in fair value	(1,052)	(8,943)	30,904	20,909
Conversion of preferred stock warrants liability and derivative liability to common shares	—	(882)	(177,208)	(178,090)
Balances at September 30, 2018	$11,445	$—	$—	$11,445
Significant changes in any assumption input in isolation can result in a significant change in fair value measurement. Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock and an increase in the remaining term of the conversion feature would each result in a directionally similar change in the estimated fair value of the Company’s derivative liability. Increases in such assumption values would increase the associated liability while decreases in these assumption values would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability.
Financial Assets Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - The Company estimated the fair values of its customer financing receivables, senior secured notes, term loans and the value of convertible promissory notes based on rates currently being offered for instruments with similar maturities and terms (Level 3).

The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Customer receivables:
Customer financing receivables	$74,030	$52,037	$77,885	$55,255
Debt instruments:
5.22% senior secured notes	$81,400	$84,314	$89,564	$95,114
Term loan due September 2028	36,502	42,927	36,940	46,713
Term loan due October 2020	24,021	26,562	24,364	27,206
6.07% senior secured notes	82,837	88,291	84,032	93,264
Term loan due December 2021	123,834	130,033	125,596	131,817
Term loan due November 2020	3,631	4,265	4,887	5,148
8% convertible promissory notes	—	—	244,717	211,000
5% convertible promissory notes	34,273	40,548	—	—
6% convertible promissory notes	258,862	919,260	236,724	219,094
10% notes	95,451	102,162	94,517	106,124
Long-Lived Assets - The Company’s long-lived assets include property, plant and equipment. The carrying amounts of the Company’s long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. No material impairment of any long-lived assets was identified in the three and nine months ended September 30, 2018 and 2017.

5. Supplemental Balance Sheets Information
Accounts Receivable
Accounts receivable primarily represents trade receivables from sales to customers recorded at net realizable value. One customer accounted for 40.9% of accounts receivable at September 30, 2018. Two customers accounted for 21.4% and 10.1% of accounts receivable at December 31, 2017. At September 30, 2018 and December 31, 2017, the Company did not maintain any allowances for doubtful accounts as it deemed all of its receivables fully collectible.
Inventories, Net
The components of inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Raw materials	$52,886	$49,963
Work-in-progress	27,833	19,998
Finished goods	54,006	20,299
	$134,725	$90,260

Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Government incentives receivable	$1,060	$1,836
Prepaid expenses and other current assets	31,816	24,840
	$32,876	$26,676
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Energy Servers	$511,273	$511,153
Computers, software and hardware	20,114	19,384
Machinery and equipment	99,519	97,158
Furniture and fixtures	4,848	4,679
Leasehold improvements	22,931	22,799
Building	40,512	40,512
Construction in progress	11,690	9,898
	710,887	705,583
Less: Accumulated depreciation	(239,813)	(207,794)
	$471,074	$497,789
The Company’s property, plant and equipment under operating leases by the PPA Entities was $397.3 million and $397.0 million as of September 30, 2018 and December 31, 2017, respectively. The accumulated depreciation for these assets was $71.0 million and $51.9 million as of September 30, 2018 and December 31, 2017, respectively. Depreciation expense related to property, plant and equipment for the Company was $32.1 million and $35.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Prepaid and other long-term assets	$29,940	$31,446
Equity-method investments	5,366	5,014
Long-term deposits	1,702	1,000
	$37,008	$37,460

Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Product warranty	$9,765	$7,661
Operations and maintenance services agreements	8,210	9,150
	$17,975	$16,811
Changes in the standard product warranty liability were as follows (in thousands):

Balances at December 31, 2016	$8,104
Accrued warranty, net	7,058
Warranty expenditures during period	(7,501)
Balances at December 31, 2017	$7,661
Accrued warranty, net	4,206
Warranty expenditures during period	(2,102)
Balances at September 30, 2018	$9,765
Accrued Other Current Liabilities
Accrued other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Compensation and benefits	$17,241	$13,121
Current portion of derivative liabilities	3,849	5,492
Managed services liabilities	4,566	3,678
Accrued installation	8,231	3,348
Sales tax liabilities	3,046	5,524
Interest payable	2,169	5,520
Other	27,771	30,966
	$66,873	$67,649
Other Long-Term Liabilities
Accrued other long-term liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Delaware grant	$10,469	$10,469
Managed services liabilities	29,725	31,087
Other	7,967	11,359
	$48,161	$52,915
In March 2012, the Company entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to the Company as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The Company has received $12.0 million of the grant which is contingent upon the Company meeting certain milestones related to the construction of the manufacturing facility and the employment of full time workers at the facility through September 30, 2023. As of September 30, 2018, the

Company has paid $1.5 million for recapture provisions and has recorded $10.5 million in other long-term liabilities for potential repayments. See Note 13 - Commitments and Contingencies for a full description of the grant.
The Company has entered into managed services agreements that provide for the payment of property taxes and insurance premiums on behalf of customers. These obligations are included in each agreements' contract value and are recorded as short-term or long-term liabilities based on the estimated payment dates. The long-term managed services liabilities accrued were $29.7 million and $31.1 million as of September 30, 2018 and December 31, 2017, respectively.
Customer Financing Leases, Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Total minimum lease payments to be received	$103,013	$109,431
Less: Amounts representing estimated executing costs	(25,836)	(27,815)
Net present value of minimum lease payments to be received	77,177	81,616
Estimated residual value of leased assets	1,051	1,051
Less: Unearned income	(4,197)	(4,781)
Net investment in sales-type financing leases	74,031	77,886
Less: Current portion	(5,496)	(5,209)
Non-current portion of investment in sales-type financing leases	$68,535	$72,677
The future scheduled customer payments from sales-type financing leases were as follows (in thousands) as of September 30, 2018:

	Remainder of 2018	2019	2020	2021	2022	Thereafter
Future minimum lease payments, less interest	$1,354	$5,594	$6,022	$6,415	$6,853	$46,742

6. Outstanding Loans and Security Agreements
The following is a summary of the Company’s debt as of September 30, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

5.22% senior secured notes	$82,624	$11,840	$69,560	$81,400	$—	5.2%	March 2025	PPA II	No
Term loan	40,937	1,737	34,765	36,502	—	7.5%	September 2028	PPA IIIa	No
Term loan	24,934	866	23,155	24,021	—	LIBOR plus margin	October 2020	PPA IIIb	No
6.07% senior secured notes	83,993	2,308	80,529	82,837	—	6.1%	March 2030	PPA IV	No
Term loan	126,088	3,485	120,349	123,834	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit	—	—	—	—	1,504	2.25%	December 2021	PPA V	No
Total non-recourse debt	358,576	20,236	328,358	348,594	1,504
Term loan	3,631	1,686	1,945	3,631	—	LIBOR plus margin	November 2020	Company	Yes
5% convertible promissory note	34,273	—	34,273	34,273	—	5.0%	December 2020	Company	Yes
6% convertible promissory notes	296,233	—	258,862	258,862	—	6.0%	December 2020	Company	Yes
10% notes	100,000	—	95,451	95,451	—	10.0%	July 2024	Company	Yes
Total recourse debt	434,137	1,686	390,531	392,217	—
Total debt	$792,713	$21,922	$718,889	$740,811	$1,504
The following is a summary of the Company’s debt as of December 31, 2017 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

5.22% senior secured notes	$91,086	$11,389	$78,175	$89,564	$—	5.2%	March 2025	PPA II	No
Term loan	41,927	1,389	35,551	36,940	—	7.5%	September 2028	PPA IIIa	No
Term loan	25,599	876	23,488	24,364	—	LIBOR plus margin	October 2020	PPA IIIb	No
6.07% senior secured notes	85,303	1,846	82,186	84,032	—	6.1%	March 2030	PPA IV	No
Term loan	128,403	2,946	122,650	125,596	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit	—	—	—	—	1,784	2.25%	December 2021	PPA V	No
Total non-recourse debt	372,318	18,446	342,050	360,496	1,784
Term loan	5,000	1,690	3,197	4,887	—	LIBOR plus margin	November 2020	Company	Yes
8% convertible promissory notes	244,717	—	244,717	244,717	—	8.0%	December 2019	Company	Yes
6% convertible promissory notes	286,069	—	236,724	236,724	—	6.0%	December 2020	Company	Yes
10% notes	100,000	—	94,517	94,517	—	10.0%	July 2024	Company	Yes
Total recourse debt	635,786	1,690	579,155	580,845	—
Total debt	$1,008,104	$20,136	$921,205	$941,341	$1,784
Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. Recourse debt refers to debt that is recourse to the Company’s general assets. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. The Company was in compliance with all financial covenants as of September 30, 2018 and December 31, 2017.
Non-recourse Debt Facilities
5.22% Senior Secured Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes (PPA II Notes) due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires the Company to maintain a debt service reserve, the balance of which was $11.2 million and $11.3 million as of September 30, 2018 and December 31, 2017, respectively, and was included as part of long-term restricted cash in the consolidated balance sheets. The PPA II Notes are secured by all the assets of PPA II.
Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires the Company to maintain a debt service reserve for all funded systems, the balance of which was $3.7 million and $3.7 million as of September 30, 2018 and December 31, 2017, respectively, and was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The credit agreement requires the Company to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million September 30, 2018 and December 31, 2017, respectively, and was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes - In July 2014, PPA IV issued senior secured notes (PPA IV Notes) amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The PPA IV Notes bear a fixed interest rate of 6.07% payable quarterly. The principal amount of the PPA IV Notes is payable quarterly which began in December 2015 and ends in March 2030. The Note Purchase Agreement requires the Company to maintain a debt service reserve, the balance of which was $7.4 million as of September 30, 2018 and $7.0 million as of December 31, 2017, and was included as part of long-term restricted cash in the consolidated balance sheets. The PPA IV Notes are secured by all the assets of the PPA IV.
Term Loan due December 2021 and Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders are a group of five financial institutions. In addition, the lenders further had commitments to the letter of credit (LC) facility with the aggregate principal amount of $6.4 million. The LC facility is to fund the Debt Service Reserve Account. The loan was initially advanced as a construction loan during the development of the PPA V Project and converted into a term loan on February 28, 2017 (the “Term Conversion Date”). As part of the term loan’s conversion, the LC facility commitments were adjusted down to total of $6.2 million. The amount reserved under the letter of credit as of September 30, 2018 and December 31, 2017 was $4.7 million and $4.4 million, respectively. The unused capacity as of September 30, 2018 and December 31, 2017 was and $1.5 million and $1.8 million, respectively.
In accordance with the credit agreement, PPA V was issued a floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the Lenders’ commitments to the loan and the commitments to the LC, PPA V also pays commitment fees at 0.50% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015 the PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan.

Recourse Debt Facilities
Term Loan due November 2020 - On May 22, 2013, the Company entered into a $12.0 million financing agreement with a financial institution. The loan has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of December 31, 2017 was 5.1%. As of September 30, 2018 and December 31, 2017, the debt outstanding was $3.6 million and $4.9 million, respectively.
8% and 5% Convertible Promissory Notes - In December 2014, the Company entered into a three year $132.2 million convertible promissory note agreements with certain investors, including $10.0 million each from three related parties. The related parties consisted of Independent Board Members of the Company from Alberta Investment Management Corporation, KPCB Holdings, Inc. and New Enterprise Associates. The notes were amended to mature in December 2018.
As part of the agreements with certain investors, the Company entered into two more promissory note agreements in January and February 2015 for an additional $34.0 million. In June 2015, the Company entered into an additional promissory note agreement for $27.0 million requiring principal and interest accrued as due upon maturity and were amended to mature in December 2018. The notes had a fixed interest rate of 8.0% compounded monthly, were due at maturity or at the election of the investor with accrued interest due in December of each year which, at the election of the investor, could be paid or accrued.
On January 18, 2018, amendments were finalized to extend the maturity dates for all the 8% Notes to December 2019. At the same time, a portion of the notes held by Constellation NewEnergy, Inc. (the Constellation Note) was extended to December 2020 and the interest rate decreased from 8% to 5%.
Investors held the right to convert the unpaid principal and accrued interest of both the 8% and 5% notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into equity, the conversion of which included all the related-party noteholders. Upon the Company's IPO, the 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. 5,734,440 shares of Class B common stock were issued from conversions and the 8% Notes were retired. The 5% Constellation Note have not elected to convert as of September 30, 2018.
The Company had the intent and ability to extend the maturity from December 2018 to December 2020 for the 5% Constellation Note and from December 2018 to December 2019 for the 8% Notes, consequently the outstanding balances of $34.3 million and $244.7 million of the debt was classified as non-current as of September 30, 2018 and December 31, 2017, respectively.
6% Convertible Promissory Notes (Originally 5% Convertible Promissory Notes) - In December 2015, January 2016 and September 2016, the Company entered into five promissory note agreements with J.P. Morgan, Canadian Pension Plan Investment Board (CPPIB), Mehetia Inc., New Enterprise Associates, and KPCB Holdings, Inc. The total value of the promissory notes is $260.0 million and originally bore a 5% fixed interest rate, compounded monthly, and are entirely due at maturity. Due to a reduction of collateral as a result of the issuance of the 10% Notes in June 2017 (see the discussion below headed 10% Notes), a 1% interest increase was negotiated between the Company and investors changing the interest rate from 5% to 6% effective July 1, 2017.
In connection with the issuance of the 6% Notes, the Company agreed to issue to J.P. Morgan and CPPIB, upon the occurrence of certain conditions, warrants to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. On August 31, 2017, J.P. Morgan transferred its rights to CPPIB and the Company issued 312,888 common stock warrants to CPPIB. Upon completion of the IPO, the warrants were net exercised for 312,575 Class B Common stock.
As of September 30, 2018 and December 31, 2017, the amount outstanding on the 6% Notes, which includes accrued interest through the IPO date, was $296.2 million and $286.1 million, respectively. At the election of the investors, the accrued interest and the unpaid principal can be converted into common stock at any time through the maturity date, with no provision for mandatory conversion upon IPO. In certain circumstances, the notes are also redeemable at the Company’s option, in whole or in part, in connection with a change of control or at a qualified initial public offering at a redemption price. In January 2018, the Company amended the terms of the 6% Notes to extend the convertible put option dates to December 2019. After the IPO date, the Company paid the interest when due and no additional interest accrues on the consolidated balance sheet on the 6% Notes.
10% Notes - In June 2017, the Company issued $100.0 million of senior secured notes. The 10% Notes mature in July 2024 and bear a 10.0% fixed rate of interest, payable semi-annually. The notes have a continuing security interest in the cash flows payable to the Company as servicing, operations and maintenance fees, as well as administrative fees, from the five active power purchase agreements in the Company’s Bloom Electrons program. Under the terms of the indenture governing the

10% Notes, the Company is required to comply with various restrictive covenants including meeting reporting requirements such as the preparation and delivery of audited consolidated financial statements, as well as maintaining certain restrictions on investments and incurring new debt.
The following table presents detail of the Company’s entire outstanding loan principal repayment schedule as of September 30, 2018 (in thousands):

Remainder of 2018	$5,052
2019	29,523
2020	392,229
2021	153,639
2022	40,059
Thereafter	172,211
$792,713
Interest expense of $18.8 million and $28.9 million for the three months ended September 30, 2018 and 2017, respectively, was recorded in interest expense on the consolidated statements of operations. Interest expense of $68.0 million and $78.8 million for the nine months ended September 30, 2018 and 2017, respectively, was recorded in interest expense on the consolidated statements of operations.

7. Derivative Financial Instruments
Interest Rate Swaps
The Company uses various financial instruments to minimize the impact of variable market conditions on its results of operations. The Company employs natural gas forward contracts to protect against the economic impact of natural gas market prices and the Company uses interest rate swaps to minimize the impact of fluctuations of interest rate changes on its outstanding debt where LIBOR is applied. The Company does not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of September 30, 2018 and December 31, 2017 on the Company's consolidated balance sheets were as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets
Prepaid expenses and other current assets	$132	$—
Other long-term assets	1,236	52
Total assets	$1,368	$52

Liabilities
Accrued other current liabilities	$19	$845
Derivative liabilities	1,826	5,060
Total liabilities	$1,845	$5,905
PPA Company IIIb - In September 2013, PPA Company IIIb entered into an interest rate swap arrangement to convert a variable interest rate on debt to a fixed rate. The Company designated and documented its interest rate swap arrangement as a cash flow hedge. The swap’s term ends on October 1, 2020, which is concurrent with the final maturity of the debt floating interest rates reset on a quarterly basis. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive loss and was recognized as interest expense on settlement. The notional amounts of the swap were $24.9 million and $25.6 million as of September 30, 2018 and December 31, 2017, respectively. The Company measures the swap at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk.
The Company recorded a gain of $30,000 and a loss of $16,000 during the three months ended September 30, 2018 and 2017, respectively, due to the change in swap’s fair value. The Company recorded a gain of $31,000 and a loss of $46,000 during the nine months ended September 30, 2018 and 2017, respectively, attributable to the change in swap’s fair value. These gains and losses were included in other expense, net in the consolidated statement of operations.
PPA Company V - In July 2015, PPA Company V entered into nine interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan. The loss on the swaps prior to designation was recorded in current-period earnings. In July 2015, the Company designated and documented its interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive loss and was recognized as interest expense on settlement. The notional amounts of the swaps were $187.3 million and $188.5 million as of September 30, 2018 and December 31, 2017, respectively.
The Company measures the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. The Company recorded a gain of $40,000 and a gain of $32,000 during the three months ended September 30, 2018 and 2017, respectively, attributable to the change in swaps’ fair value. The Company recorded a gain of $149,000 and a gain of $84,000 attributable to the change in valuation during the nine months ended September 30, 2018 and 2017, respectively. These gains were included in other expense, net in the consolidated statement of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings for the year ended December 31, 2017 and in the nine months ended September 30, 2018, were as follows (in thousands):

Balances at December 31, 2016	$6,937

Loss recognized in other comprehensive loss	669
Amounts reclassified from other comprehensive loss to earnings	(1,563)
Net gain recognized in other comprehensive loss	(894)

Gain recognized in earnings	(190)
Balances at December 31, 2017	$5,853

Gain recognized in other comprehensive loss	(4,796)
Amounts reclassified from other comprehensive loss to earnings	(360)
Net gain recognized in other comprehensive loss	(5,156)

Gain recognized in earnings	(220)
Balances at September 30, 2018	$477
Natural Gas Derivatives
On September 1, 2011, the Company entered into a fixed price fixed quantity fuel forward contract with a gas supplier. This fuel forward contract is used as part of the Company’s program to manage the risk for controlling the overall cost of natural gas. The Company's PPA Company I is the only PPA Company for which natural gas was provided by the Company. The fuel forward contract meets the definition of a derivative under US GAAP. The Company has not elected to designate this contract as a hedge and, accordingly, any changes in its fair value is recorded within cost of revenue in the statements of operations. The fair value of the contract is determined using a combination of factors including the counterparty’s credit rate and estimates of future natural gas prices.
For the three months ended September 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded a gain of $1.1 million and a loss of $0.3 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded a gain of $1.1 million and a gain of $2.4 million, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded gains on the settlement of these contracts of $0.6 million and $1.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded gains on the settlement of these contracts of $2.9 million and $3.3 million, respectively. Gains and losses are recorded in cost of revenue on the consolidated statement of operations.

6% Convertible Promissory Notes
On December 15, 2015, January 29, 2016, and September 10, 2016, the Company issued $160.0 million, $25.0 million, and $75.0 million, respectively, of 6% Convertible Promissory Notes (6% Notes) that mature in December 2020. The 6% Notes are contractually convertible at the option of the holders at a conversion price per share equal to the lower of $46.37 or 75% of the offering price of the Company’s common stock sold in an initial public offering. Upon the IPO, the options are convertible at the option of the holders at the conversion price of $11.25 per share.
The valuation of this embedded put feature was recorded as a derivative liability in the consolidated balance sheet, measured each reporting period. Fair value was determined using the binomial lattice method. The Company recorded a gain of $0.6 million and a gain of $0.1 million attributable to the change in valuation for the three months ended September 30, 2018 and 2017, respectively. The Company recorded a loss of $30.9 million and a gain of $2.6 million attributable to the change in valuation for the nine months ended September 30, 2018 and 2017, respectively. These gains and losses were included within loss on revaluation of warrant liabilities and embedded derivatives in the consolidated statement of operations. Upon the IPO, the final valuation of the conversion feature was calculated as of the date of the IPO and was reclassified from a derivative liability to additional paid-in capital. The fair value of the embedded derivatives within the notes was $177.2 million at conversion.

8. Convertible Notes, Convertible Preferred Stock and Common and Preferred Stock Warrants
8% Convertible Promissory Notes (8% Notes)
In July 2018, the $221.6 million including principal and accrued interest of outstanding 8% Notes automatically converted into shares of Class B common stock. See Note 6 - Outstanding Loans and Security Agreements for details. Upon the Company's IPO, the original 8% Notes converted to shares of Series G convertible preferred stock at a conversion price of $38.64 per share and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon IPO, the Company issued 5,734,440 shares of Class B common stock were issued as a result of the note conversions. The Company recorded the debt retirement with a charge of $221.6 million to additional paid-in capital.
Convertible Preferred Stock
The following table summarizes the Company’s convertible preferred stock as of the conversion date (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Carrying Value at Conversion

Series A preferred	9,374,101	9,374,101	$8,956
Series B preferred	7,868,854	7,868,854	11,941
Series C preferred	5,979,062	5,979,062	44,928
Series D preferred	6,443,818	6,443,818	102,648
Series E preferred	9,486,362	9,486,362	198,264
Series F preferred	14,597,248	13,885,893	376,962
Series G preferred	26,712,107	18,702,072	722,142
	80,461,552	71,740,162	$1,465,841
The shares of the Company's convertible preferred stock were convertible into an equal number of shares of Class B common stock upon the completion of the IPO and the Company issued 71,740,162 shares of Class B common stock. As of September 30, 2018, there were no convertible preferred stock shares outstanding.

Preferred Stock Warrants
The following table summarizes the warrants outstanding, together with their respective fair values, as of the respective dates (in thousands, except warrants outstanding):

	September 30, 2018		December 31, 2017
	Warrants Outstanding	Fair Value of Warrants	Warrants Outstanding	Fair Value of Warrants

Series F	—	$—	581,182	$8,378
Series G	—	—	279,606	1,447
	—	$—	860,788	$9,825
The Company accounted for its preferred stock warrant liability at fair value. The Company recorded a gain of $1,487 during the three months ended September 30, 2018 due to the change in warrant's fair value. The Company recorded a gain of a gain of $8,943 during the nine months ended September 30, 2018 attributable to the change in warrant's fair value. These gains and losses were included in other income (expense), net in the consolidated statement of operations.
The warrants for the Company's convertible preferred stock were exercisable into an equal number of shares of Class B common stock upon the completion of the IPO in July 2018. The 860,788 preferred stock warrants were converted to common stock warrants of Class B shares and the warrant liability of $0.9 million was eliminated from the consolidated balance sheets with a charge to additional paid-in capital as a result of the conversion.
Common Stock Warrants
CPPIB Common Stock Warrants - During 2016, in connection with the 6% Convertible Promissory Notes entered in December 2015 and September 2016, the Company recorded a $9.2 million warrant expense for convertible redeemable common stock warrants issued to J.P. Morgan and CPPIB, to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. During 2017, the fair value of the right to common stock warrants was re-measured and $0.2 million in warrant expenses was charged to the consolidated statement of operations. On August 31, 2017, J.P. Morgan assigned their warrants to CPPIB and all 312,888 warrant shares were issued to CPPIB and the Company reclassified the $9.4 million of accrued warrant liabilities to additional paid-in capital. The warrants were not subject to further remeasurement for fair value.
Effective with the IPO, the 312,888 CPPIB warrants were net exercised for 312,575 shares of Class B common stock.
Other Common Stock Warrants - During 2014 and in connection with a dispute settlement with the principals of a securities placement agent, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at $38.64 per share. The fair value of $3.3 million was recorded as expense in the consolidated statements of operations in 2013 when it was determined that the obligation became probable. The common stock warrants were immediately exercisable for Class B common shares effective with the IPO, subject to the debt repayment requirements in the settlement agreement, and have not been exercised.

9. Income Taxes
For the three months ended September 30, 2018 and 2017, the Company recorded a benefit for income taxes of $3,000, a pre-tax loss of $82.5 million for an effective tax rate of 0.0% and an expense for income taxes of $0.3 million on a pre-tax loss of $76.0 million for an effective tax rate of (0.4)%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded an expense for income taxes of $0.5 million on a pre-tax loss of $154.6 million for an effective tax rate of (0.3)% and an expense for income taxes of $0.8 million on a pre-tax loss of $208.6 million for an effective tax rate of (0.4)%, respectively. The effective tax rate for the periods presented is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not more likely than not to be realized. Management believes that, based on available evidence both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $542.4 million as of December 31, 2017. There were no releases from the valuation allowance in the period.

At December 31, 2017, the Company had federal and state net operating loss carryforwards of $1.7 billion and $1.5 billion, respectively, which will expire, if unused, beginning in 2022 and 2018, respectively. In addition, at December 31, 2017 the Company had approximately $16.1 million of federal research credit, $6.6 million of federal investment tax credit and $12.2 million of state research credit carryforwards. The federal tax credit carryforwards begin to expire in 2022. The state credit carryforwards may be carried forward indefinitely. The Company has not recorded deferred tax assets for the federal and state research credit carryforwards as the entire amount of the carryforwards represent unrecognized tax benefits.
U.S. law H.R.1, commonly referred as to the Tax Cuts and Jobs Act of 2017 (The Act), was enacted on December 22, 2017. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which allows registrants to record provisional amounts during a one year “measurement period”. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. For the Global Intangible Low-Taxed Income (GILTI) provisions of the Tax Act, the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. The Company is in the measurement period, however, the Company believes it has made reasonable estimate for all effects for periods presented.
As a result of The Act, the U.S. statutory tax rate was lowered from 34 percent to 21 percent effective on January 1, 2018. The Company is required to remeasure the U.S. deferred tax assets and liabilities to the new tax rate. The U.S. operation is in a net deferred tax asset position, offset by a full valuation allowance.

10. Net Loss per Share Attributable to Common Stockholders
In July 2018, the Company completed an initial public offering of its common shares wherein 20,700,000 shares of Class A common stock were sold into the market. Added to existing shares of Class B common stock were shares mandatorily converted from various financial instruments as a result of the IPO. See Note 8 - Convertible Notes, Convertible Preferred Stock and Common and Preferred Stock Warrants.
Net loss per share (basic) attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Net loss per share (diluted) is computed by using the "if-converted" method when calculating the potential dilutive effect, if any, of convertible shares whereby net loss attributable to common stockholders is adjusted by the effect of dilutive securities such as awards under equity compensation plans and inducement awards under separate restricted stock unit (RSU) award agreements. Net loss per share (diluted) attributable to common stockholders is then calculated by dividing the resulting adjusted net loss attributable to common stockholders by the combined weighted-average number of fully diluted common shares outstanding.
There were no adjustments to net loss attributable to common stockholders in determining net loss attributable to common stockholders (diluted). Equally, there were no adjustments to the weighted average number of outstanding shares of common stock (basic) in arriving at the weighted average number of outstanding shares (diluted), as such adjustments would have been antidilutive.
Net loss per share is the same for each class of common stock as they are entitled to the same liquidation and dividend rights with the exception of voting rights. As a result, net loss per share (basic) and net loss per share (diluted) attributed to common stockholders are the same for both Class A and Class B common stock and are combined for presentation. The following table sets forth the computation of the Company's net loss per share (basic) and net loss per share (diluted) attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Net loss attributable to common stockholders	$(78,579)	$(71,831)	$(141,972)	$(194,838)
Less: noncumulative dividends to preferred stockholders	—	—	—	—
Less: undistributed earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders (basic)	(78,579)	(71,831)	(141,972)	(194,838)
Add: adjustments to undistributed earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders (diluted)	$(78,579)	$(71,831)	$(141,972)	$(194,838)
Denominator:
Weighted average shares of common stock (basic)	81,321	10,305	34,347	10,220
Effect of potentially dilutive stock options	—	—	—	—
Weighted average shares of common stock (diluted)	81,321	10,305	34,347	10,220
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.97)	$(6.97)	$(4.13)	$(19.06)

The following common stock equivalents (in thousands) were excluded from the computation of net loss per share attributable to common shareholders (diluted) for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Convertible and non-convertible redeemable preferred stock and convertible notes	24,512	85,241	27,219	85,241
Stock options to purchase common stock	3,454	2,905	3,454	2,762
Convertible redeemable preferred stock warrants	—	60	—	60
Convertible redeemable common stock warrants	89	313	89	312
	28,055	88,519	30,762	88,375

11. Stock-Based Compensation and Employee Benefit Plan
2002 Stock Plan
The Company's 2002 Stock Plan (the 2002 Plan) was approved in April 2002 and amended in June 2011. In August 2012 and in connection with the adoption of the 2012 Plan, shares authorized for issuance under the 2002 Plan were cancelled, except for those shares reserved for issuance upon exercise of outstanding stock options. Any outstanding stock options granted under the 2002 Plan will remain outstanding, subject to the terms of the 2002 Plan and applicable award agreements until such shares are issued under those awards (by exercise of stock options) or until the awards terminate or expire by their terms. No additional awards have been or will be granted under the 2002 Plan.
As of September 30, 2018, options to purchase 2.4 million shares of Class B common stock were outstanding under the 2002 Plan and no shares were available for future grant. As of September 30, 2018, the weighted average exercise price of outstanding options was $20.04 per share.
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
As of September 30, 2018, options to purchase 11,007,146 shares of Class B common stock were outstanding under the 2012 Plan and no shares were available for future grant. As of September 30, 2018, the weighted average exercise price of outstanding options under the 2012 Plan was $27.13 per share.
As of September 30, 2018, the Company had outstanding RSUs that may be settled for 15,289,021 shares of Class B common stock which were granted pursuant to the Company's 2012 Equity Incentive Plan.
Original grants under the 2002 Plan and the 2012 Plan were of "common stock". Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock.
2018 Equity Incentive Plan
The 2018 Equity Incentive Plan (the 2018 Plan) was approved in April, 2018. The 2018 Plan became effective upon the IPO and will serve as the successor to the 2012 Plan. The Company has reserved 20,135,603 shares of Class A common stock under the 2018 Plan and no more than 26,666,667 shares of Class A common stock will be issued pursuant to the exercise of incentive stock options.
The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses. The 2018 Plan will provide for the grant of awards to employees, directors, consultants, independent contractors and advisors provided the consultants, independent contractors, directors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of stock options will be at least equal to the fair market value of Class A common stock on the date of grant.
As of September 30, 2018, options to purchase 1,597,548 shares of Class A common stock were outstanding under the 2018 Plan and 18,535,077 shares were available for future grant. As of September 30, 2018, the weighted average exercise price of outstanding options under the 2018 Plan was $27.65 per share.
As of September 30, 2018, the Company had outstanding RSUs that may be settled for 1,497,548 shares of Class A common stock which were granted pursuant to the Company's 2018 Equity Incentive Plan.
Activity
The following table summarizes the components of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cost of revenue	$16,156	$1,906	$20,025	$5,543
Research and development	15,127	1,354	18,504	4,060
Sales and marketing	12,900	1,002	15,066	3,622
General and administrative	27,494	3,424	33,856	9,124
	$71,677	$7,686	$87,451	$22,349
Stock option and RSU activity is as follows:

		Outstanding Options/RSUs
	Options/ RSUs Available for Grant	Number of Shares	Outstanding Options Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
Balances at December 31, 2016	2,768,450	13,171,196	$23.85	6.11	$74,717
Added to plan	647,159	—
Granted	(2,698,594)	2,698,594	$30.96
Exercised	—	(157,049)	$2.76
Cancelled	967,760	(967,760)	$7.44
Expired	(647,159)	—
Balances at December 31, 2017	1,037,616	14,744,981	$26.42	6.19	$52,703
Added to plan	40,782,196	—
Granted	(16,853,050)	16,853,050	$16.24
Exercised	—	(395,611)	$4.03
Cancelled	916,572	(916,572)	$9.96
Expired	(7,348,257)	—
Balances at September 30, 2018	18,535,077	30,285,848	$25.88	6.75	$110,750
Vested and expected to vest at September 30, 2018		13,038,789	$26.07	6.67	$104,482
Exercisable at September 30, 2018		7,858,582	$27.51	5.15	$51,608
Stock Options - During the three months ended September 30, 2018 and 2017, the Company recognized $71.7 million and $7.7 million of stock-based compensation expense, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized $87.5 million and $22.3 million of stock-based compensation expense, respectively. No stock-based compensation costs were capitalized in the three and nine months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018 and 2017, the intrinsic value of stock options exercised was $2.9 million and $0.6 million, respectively. During the nine months ended September 30, 2018 and 2017, the intrinsic value of stock options exercised was $8.8 million and $3.1 million, respectively.
The Company granted 1,600,526 and zero options for Class A common stock during the three months ended September 30, 2018 and 2017, respectively. The Company granted 1,600,526 and zero options during the nine months ended September 30, 2018 and 2017, respectively.
The Company granted 14,828,664 and 113,612 options for Class B common stock during the three months ended September 30, 2018 and 2017, respectively. The Company granted 15,252,524 and 1,795,296 options during the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018 the Company had unrecognized compensation cost related to unvested stock options of $64.9 million. This expense is expected to be recognized over the remaining weighted-average period of 2.76 years. The Company had no excess tax benefits in the three and nine months ended September 30, 2018 and 2017.
Restricted Stock Units (RSUs) - RSU award shares under the 2012 and 2018 Plans shall begin vesting on January 21, 2019, the end of the lock-up period following the IPO, and the remaining shares will vest over a period of three years from such date. The estimated fair value of RSU awards is based on the fair value of the Company’s common stock on the date of grant.
The total fair value of RSUs granted during the three months ended September 30, 2018 and 2017 was $219.1 million and $1.5 million, respectively. The total fair value of RSUs granted during the nine months ended September 30, 2018 and 2017, was $220.4 million and $16.4 million, respectively.
As of September 30, 2018, the Company had $238.6 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.1 years.
A summary of the Company’s RSU activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2016	2,666,446	$30.95
Granted	552,481	30.96
Vested	(33,896)	30.96
Forfeited	(44,453)	30.95
Unvested Balance at December 31, 2017	3,140,578	30.95
Granted	13,788,433	15.98
Vested	(17,793)	19.67
Forfeited	(124,649)	25.13
Unvested Balance at September 30, 2018	16,786,569	$18.71
2018 Employee Stock Purchase Plan
In April 2018, the Company adopted the 2018 Employee Stock Purchase Plan (ESPP). The ESPP became effective upon the Company's IPO in July 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. 3,333,333 shares of Class A common stock are initially reserved for issuance under the plan, subject to annual additions to a limit of 33,333,333 total shares. The ESPP allows eligible employees to purchase shares, within limits, of the Company’s Class A common stock through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable purchase period and (ii) the last trading day of each purchase period in the offering period. The ESPP provides for four 6-month purchase periods beginning in February 15 and August 15 of each year within each twenty-four month offering period. The initial offering period began in July 2018 and ends on August 14, 2020. Subsequent offering periods begin each February 15 and August 15.
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

12. Power Purchase Agreement Programs
Overview
In mid-2010, the Company began offering its Energy Servers through its Bloom Electrons program, which the Company denotes as Power Purchase Agreement Programs, financed via investment entities. Under these arrangements, an operating entity is created (the Operating Company) which purchases the Energy Server from the Company. The end customer then enters into a power purchase agreement (PPA) with the Operating Company to purchase the power generated by the Energy Server(s) at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. In some cases similar to direct purchases and leases, the standard one-year warranty and performance guarantees are included in the price of the product. The Operating Company also enters into a master services agreement (MSA) with the Company following the first year of service to extend the warranty services and guarantees over the term of the PPA. In other cases, the MSA including warranties and guarantees are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the energy server(s) and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized up front in the same manner as direct purchase and lease transactions. Substantially all of the Company’s subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. The Company recognizes the cost of revenue, primarily product costs and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.
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
The Company established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase of Energy Servers manufactured by the Company in its normal course of operations. Prior to the start of the current quarter, all six PPA Entities utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies is non-recourse to the Company. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits.
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
The Operating Company sells the electricity to end customers under PPAs. Cash generated by the electricity sales, as well as receipts from any applicable government incentive program, is used to pay operating expenses (including the management and services the Company provides to maintain the Energy Servers over the term of the PPA) and to service the non-recourse debt with the remaining cash flows distributed to the Equity Investors. In transactions accounted for as sales-type leases, the Company recognizes subsequent customer billings as electricity revenue over the term of the PPA and amortizes any applicable government incentive program grants as a reduction to depreciation expense of the Energy Server over the term of the PPA. In transactions accounted for as operating leases, the Company recognizes subsequent customer payments and any applicable government incentive program grants as electricity revenue over the term of the PPA.
Upon sale or liquidation of a PPA Entity, distributions would occur in the order of priority specified in the contractual agreements.
The table below shows the details of the Investment Companies from inception to the periods indicated (dollars in thousands):

	PPA I	PPA Company II	PPA Company IIIa	PPA Company IIIb	PPA Company IV	PPA Company V
Overview:
Maximum size of installation (in megawatts)	25	30	10	6	21	40
Term of power purchase agreements (years)	10	21	15	15	15	15
First system installed	Sep-10	Jun-12	Feb-13	Aug-13	Sep-14	Jun-15
Last system installed	Mar-13	Nov-13	Jun-14	Jun-15	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	99%	99%	99%	90%	99%
Cash allocation to Equity Investor	80%	99%	99%	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	22%	5%	5%	5%	No flip	No flip
Equity Investor ¹	Credit Suisse	Credit Suisse	US Bank	US Bank	Exelon Corporation	Exelon Corporation
Put option date ²	10th anniversary of initial funding date	10th anniversary of initial funding date	1st anniversary of flip point	1st anniversary of flip point	N/A	N/A

Activity as of September 30, 2018:
Installed size (in megawatts)	5	30	10	5	19	37
Company cash contributions	$180,699	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$100,000	$139,993	$36,967	$20,152	$84,782	$227,344
Distributions to Equity Investor	$(81,016)	$(116,942)	$(3,877)	$(1,706)	$(4,568)	$(65,688)
Debt financing	$—	$144,813	$44,968	$28,676	$99,000	$131,237
Debt repayment—principal	$—	$(62,188)	$(4,031)	$(3,742)	$(15,007)	$(5,148)
Activity as of December 31, 2017:
Installed size (in megawatts)	5	30	10	5	19	37
Company cash contributions	$180,699	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$100,000	$139,993	$36,967	$20,152	$84,782	$227,344
Distributions to Equity Investor	$(81,016)	$(111,296)	$(3,324)	$(1,404)	$(2,565)	$(60,286)
Debt financing	$—	$144,813	$44,968	$28,676	$99,000	$131,237
Debt repayment—principal	$—	$(53,726)	$(3,041)	$(3,077)	$(13,697)	$(2,834)

¹ Investor name represents ultimate parent of subsidiary financing the project.
² Investor right on the certain date, upon giving the Company advance written notice, to sell the membership interests to the Company or resign or withdraw from the Company.
³ Non-cash contributions consisted of warrants that were issued by the Company to respective lenders to each PPA Entity, as required by such entity’s credit agreements. The corresponding values are amortized using the effective interest method over the debt term.

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
The noncontrolling interests in PPA Company II, PPA Company IIIa and PPA Company IIIb are redeemable as a result of the put option held by the Equity Investors. The redemption value is the put amount. At September 30, 2018, and December 31,

2017, the carrying value of redeemable noncontrolling interests of $56.4 million and $58.2 million, respectively, exceeded the maximum redemption value.
PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to the Company. The aggregate carrying values of the PPA Entities’ assets and liabilities in the Company's consolidated balance sheets, after eliminations of intercompany transactions and balances, were as follows (in thousands):

	September 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$5,496	$9,549
Restricted cash	3,252	7,969
Accounts receivable	7,377	7,680
Customer financing receivable	5,496	5,209
Prepaid expenses and other current assets	5,727	6,365
Total current assets	27,348	36,772
Property and equipment, net	406,784	430,464
Customer financing receivable, non-current	68,535	72,677
Restricted cash	27,778	26,748
Other long-term assets	4,702	3,767
Total assets	$535,147	$570,428
Liabilities
Current liabilities
Accounts payable	$549	$520
Accrued other current liabilities	1,145	2,378
Deferred revenue and customer deposits	786	786
Current portion of debt	20,235	18,446
Total current liabilities	22,715	22,130
Derivative liabilities	1,826	5,060
Deferred revenue	8,894	9,482
Long-term portion of debt	328,358	342,050
Other long-term liabilities	1,656	1,226
Total liabilities	$363,449	$379,948
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

The Company believes that by presenting assets and liabilities separate from the PPA Entities, it provides a better view of the true operations of the Company's core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy's stand-alone, the PPA Entities combined and the Company's consolidated balances as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Bloom	PPA Entities	Consolidated	Bloom	PPA Entities	Consolidated

Assets
Current assets	$671,184	$27,348	$698,532	$383,209	$36,772	$419,981
Long-term assets	238,814	507,799	746,613	267,350	533,656	801,006
Total assets	$909,998	$535,147	$1,445,145	$650,559	$570,428	$1,220,987
Liabilities
Current liabilities	$247,451	$2,480	$249,931	$247,464	$3,684	$251,148
Current portion of debt	1,687	20,235	21,922	1,690	18,446	20,136
Long-term liabilities	335,707	12,376	348,083	513,367	15,768	529,135
Long-term portion of debt	390,531	328,358	718,889	579,155	342,050	921,205
Total liabilities	$975,376	$363,449	$1,338,825	$1,341,676	$379,948	$1,721,624

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
During the three months ended September 30, 2018 and 2017, rent expense for all occupied facilities was $1.7 million and $1.4 million, respectively. During the nine months ended September 30, 2018 and 2017, rent expense for all occupied facilities was $4.6 million and $4.3 million, respectively.
Beginning in December 2015, the Company is a party to master lease agreements that provide for the sale of Energy Servers to third parties and the simultaneous leaseback of the systems which the Company then subleases to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the three and nine months ended September 30, 2018 and 2017.
At September 30, 2018, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2018	$2,011
2019	8,725
2020	7,581
2021	5,097
2022	4,382
Thereafter	25,249
$53,045
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, the Company has agreements with its component suppliers and contract manufacturers to allow them to procure long lead-time component inventory based on a rolling production forecast. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. The Company can generally give notice of order cancellation at least 90 days prior to the delivery date. However, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of September 30, 2018 and December 31, 2017, the Company had no material open purchase orders with its component suppliers and third-party manufacturers that are not cancelable.
Power Purchase Agreement Program - Under the terms of the Bloom Electrons program (see Note 12 - Power Purchase Agreement Programs), customers agree to purchase power from the Company’s Energy Servers at negotiated rates, generally for periods of up to twenty-one years. The Company is responsible for all operating costs necessary to maintain, monitor and repair the Energy Servers, including the fuel necessary to operate the systems under certain PPA contracts. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures.
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guarantees, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guarantees are accrued in periods when the guarantees are not met and are recorded in cost of service revenue in the consolidated statements of operations. The Company made no such expense during the three months ended September 30, 2018 and 2017 and $0.9 million and $3.7 million was expensed for the nine months ended September 30, 2018 and 2017, respectively.
In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders have commitments to a letter of credit (LC) facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the Debt Service Reserve Account. The amount reserved under the letter of credit as of September 30, 2018 and December 31, 2017 was $4.7 million and $4.4 million, respectively.
Contingencies
Indemnification Agreements - The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions, and against manufacturing or performance defects. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims during the warranty period and as of the balance sheet date.
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
Delaware Economic Development Authority - In March 2012, the Company entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that the Company must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time the Company must continue to employ 900 full time workers and the cumulative total compensation paid by the Company is required to be at least $324.0 million by September 30, 2023. As of September 30, 2018, the Company had 335 full time workers in Delaware and paid $86.0 million in cumulative compensation. As of December 31, 2017, the Company had 305 full time workers in Delaware and paid $69.3 in cumulative compensation. The Company has so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that the Company does not meet the milestones, it may have to repay the Delaware Economic Development Authority, including up to $5.0 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of September 30, 2018, the Company had paid $1.5 million for recapture provisions and has recorded $10.5 million in other long-term liabilities for potential recapture.

Self-Generation Incentive Program (SGIP) - The Company’s PPA Entities’ customers receive payments under the SGIP which is a program specific to the State of California that provides financial incentives for the installation of qualifying new self-generation equipment that the Company owns. The SGIP program issues 50% of the fully anticipated amount in the first year the equipment is placed into service. The remaining incentive is then paid based on the size of the equipment (i.e., nameplate kilowatt capacity) over the subsequent five years.
The SGIP program has operational criteria primarily related to fuel mixture and minimum output for the first five years after the qualified equipment is placed in service. If the operational criteria are not fulfilled, it could result in a partial refund of funds received. However, for certain PPA Entities, the Company makes SGIP reservations on behalf of the PPA Entity and, therefore, the PPA Entity bears the risk of loss if these funds are not paid.
Investment Tax Credits - Through December 31, 2016, purchase of the Company’s Energy Servers were eligible for federal investment tax credits, or ITCs, that accrued to eligible property under Internal Revenue Code Section 48. The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed or otherwise ceases to be investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the incentives. The Company's purchase of Energy Servers were by the PPA Entities and, therefore, the PPA Entities bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future.
Legal Matters - From time to time, the Company is involved in disputes, claims, litigation, investigations, proceedings and/or other legal actions consisting of commercial, securities and employment matters that arise in the ordinary course of business. The Company reviews all legal matters at least quarterly and assesses whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular situation. The Company records an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matters may be materially different from the Company’s estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or on future periods.
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a Statement of Claim with the American Arbitration Association in Santa Clara, CA, against the Company, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (“Confidential Agreement”) . This Statement of Claim sought, among other things, to void the indemnification and confidentiality provisions under the Confidential Agreement and to recover attorneys’ fees and costs. The Statement of Claim was dismissed without prejudice on July 22, 2018.  On September 19, 2018, an Amended Statement of Claim was filed by Messrs. Daubenspeck and Badger with the American Arbitration Association in Santa Clara, CA, against the parties.  The Amended Statement of Claim alleges a breach of the Confidentiality Agreement and fraud in the inducement, securities fraud, racketeering and other claims.  The Company’s response is currently due by November 30, 2018.  The Company believes the Amended Statement of Claim to be without merit and as a result, the Company has recorded no loss contingency related to this claim.

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
In the three months ended September 30, 2018, total revenue from Keysight and The Southern Company represented 12% and 54% of the Company’s total revenue, respectively. The Southern Company wholly owns a Third-Party PPA which purchases Bloom Energy Servers, however, such purchases and resulting revenue is made on behalf of various customers of these Third-Party PPAs. In the nine months ended September 30, 2018, total revenue from The Southern Company represented 51% and of the Company's total revenue. In the three months ended September 30, 2017, total revenue from The Southern Company and Delmarva, represented 46% and 10% of the Company’s total revenue, respectively. In the nine months ended September 30, 2017, total revenue from The Southern Company and Delmarva represented 38% and 15% of total revenue, respectively.
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

15. Related Party Transactions
The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest paid or payable to related parties	$1,443	$1,953	$5,378	$5,785
Consulting expenses paid to related parties (included in general and administrative expense)	52	53	153	154
As of September 30, 2018 and December 31, 2017, the Company had $68.7 million and $107.0 million, respectively, in debt and convertible notes from investors considered to be related parties.

8% Convertible Promissory Notes
In December 2014, the Company entered into a three year $132.2 million convertible promissory note agreements with certain investors, including $10.0 million each from related parties Alberta Investment Management Corporation, KPCB Holdings, Inc. and New Enterprise Associates. The notes were amended to mature in December 2018. The loans, which bear a fixed interest rate of 5.0%, compounded monthly, are due at maturity or at the election of the investor, with accrued interest due in December of each year which, at the election of the investor, can be paid or accrued. Investors have the right to convert the unpaid principal and accrued interest to Series G convertible preferred stock at any time at the price of $38.64. If an initial public offering occurs prior to the payment in full, the outstanding principal and accrued interest will mandatorily convert into Series G convertible preferred stock.
As of December 31, 2017, the Company had $38.3 million in 8% Convertible Promissory Notes from investors considered to be related parties. As of June 30, 2018, the Company had $39.9 million outstanding which, upon completion of the initial public offering in July 2018, converted into 1,038,050 Series G convertible preferred stock and concurrently converted into an equal number of shares of Series B common stock.
6% Convertible Promissory Notes (Originally 5% Convertible Promissory Notes)
In December 2015, January 2016 and September 2016 the Company entered into five promissory note agreements with related parties Canadian Pension Plan Investment Board (CPPIB), New Enterprise Associates, KPCB Holdings, Inc., J.P. Morgan and one other non-related party. The total value of the promissory notes is $260.0 million and originally bore a 5% fixed interest rate, compounded monthly, and are entirely due at maturity. Due to a reduction of collateral as a result of the issuance of other notes, a 1% interest increase was negotiated changing the interest rate from 5% to 6% effective July 1, 2017.
As of September 30, 2018 and December 31, 2017, the amount outstanding to the related parties was $27.7 million and $26.8 million, respectively, including accrued interest. At the election of the investors, the accrued interest and the unpaid principal can be converted into common stock at any time with no provision for mandatory conversion upon the initial public offering. In certain circumstances, the notes are also redeemable at the Company’s option, in whole or in part, in connection with a change of control or at a qualified IPO at a redemption price. In January 2018, the Company amended the terms of the 6% Notes to extend the convertible put option dates to December 2019.
Term Loan due September 2028
In 2013 and 2014, the Company obtained a $45.0 million term loan from related party Alberta Investment Management Corporation (Alberta) to fund the purchase and installation of Energy Servers related to PPA IIIa due September 2028. The Company repaid no and $0.2 million of outstanding debt to Alberta in the three months ended September 30, 2018 and 2017, respectively. The Company repaid $0.6 million and $1.3 million of outstanding debt to Alberta in the nine months ended September 30, 2018 and 2017, respectively. Furthermore, the Company paid $0.8 million and $0.8 million of interest to Alberta in the three months ended September 30, 2018 and 2017, respectively, and the Company paid $2.4 million and $4.8 million of interest to Alberta in the nine months ended September 30, 2018 and 2017, respectively. The balance of the loan as of September 30, 2018 and December 31, 2017 was $40.9 million and $41.9 million, respectively.
Common Stock Warrants
In connection with the 6% Convertible Promissory Notes, the Company agreed to issue common stock warrants to related parties J.P. Morgan and CPPIB for the right to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. On August 31, 2017, J.P. Morgan assigned their warrants to CPPIB giving all 312,888 warrant shares to CPPIB. The warrants were exercised for 312,575 net shares of Class B Common stock upon the completion of the IPO in July 2018.
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

16. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these financial statements that would require adjustment to or disclosure in the financial statements as presented.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” ”seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reduction, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure defaults, if any, our ability to repay our obligations as they come due, our ability to continue as a going concern, trends in average selling prices, the success of our PPA Entities, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, risks related to privacy and data security, the likelihood of any impairment of project assets, long-lived assets and investments, trends in revenue, cost of revenue and gross profit (loss), trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue, future deployment of our Bloom Energy Servers, expansion into new markets, cost reductions, our ability to expand our business with our existing customers, our ability to increase efficiency of our product, our ability to decrease the cost of our product, our future operating results and financial position, our business strategy and plans, and our objectives for future operations.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.
Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our prospectus for the sale of our Class A common stock effective July 24, 2018 filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We provide an advanced distributed electric power generation solution based on our proprietary solid oxide fuel cell technology that provides our customers with a reliable, resilient, sustainable and more cost effective clean alternative to the electric grid. Our solution, the Bloom Energy Server, is an on-site stationary power generation platform capable of delivering uninterrupted 24x7 base load power that is fault tolerant, resilient and clean. We currently primarily target commercial and industrial customers.
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
Our solution is capable of addressing customer needs across a wide range of industry verticals. The industries we currently serve consist of banking and financial services, cloud services, technology and data centers, communications and media, consumer packaged goods and consumables, education, government, healthcare, hospitality, logistics, manufacturing, real estate, retail and utilities. Our Energy Servers are deployed at customer sites across eleven states in the United States, as well as in India, Japan and South Korea. Our customer base includes 25 of the Fortune 100 companies. We believe that we are currently capturing only a small percentage of our largest customers’ total energy spend, which gives us an opportunity for growth within those customers, particularly as the price of grid power increases in the areas where our existing customers have additional sites. Since the timing of revenue we recognize depends, in part, on the option chosen by the customer to finance the purchase of the Energy Server, customers that may have accounted for a significant amount of product revenue in one period may not necessarily account for similar amounts of product revenue in subsequent periods.
To date, substantially all of our revenue has been derived from customers based in the United States. However, we are increasing our sales efforts outside of the United States with initial customer installations in India, Japan and South Korea.
Although the size of each system deployment can vary substantially and usually exceeds 250 kilowatts, we measure and track our system deployments and customer acceptances in 100 kilowatt equivalents. As of September 30, 2018, we had installed 3,476 of such systems, which is equivalent to 348 total megawatts.
The purchase of our Energy Servers and related installation costs have historically qualified for the Federal Investment Tax Credit (ITC). Through 2016, our customers and financing partners could take advantage of ITC which could provide a tax credit of 30% or $3,000 per kilowatt of their equipment purchase price and the installation cost on their federal tax returns. This federal tax benefit expired at the end of 2016. Accordingly in 2017, customers no longer received the ITC benefit on purchases of our Energy Servers. In order to offset the negative economic impact of that lost benefit to our customers and financing partners, in 2017 we lowered our selling price to customers. Because many customers or financing partners would monetize the tax credit upfront, the actual impact to our selling price was generally greater than 30%. Subsequently, the ITC was reinstated by the U.S. Congress on February 9, 2018 and made retroactive to January 1, 2017. The resulting benefit of the ITC renewal was recognized on our financial statements in the three months ending March 31, 2018.
We manufacture our Energy Servers at our facilities in California and Delaware. Due to the intensive manufacturing process necessary to build our systems, a significant portion of our manufacturing costs are fixed. We obtain our materials and components through a variety of third parties. Components and materials, direct labor and overhead, such as facility and equipment expenses, comprise the substantial majority of the costs of our Energy Servers. As we have commercialized and introduced successive generations of our Energy Servers, we have focused on reducing production costs. Our product costs per system manufactured have generally declined since delivering our first commercial product. These cost declines are the result of continuous improvements and increased automation in our manufacturing processes as well as our ability to reduce the costs of our materials and components, thereby allowing us to gain greater economies of scale with our growth.
We believe we have made significant improvements in our efficiency and quality of our products. Our success depends in part on our ability to increase our products’ useful lives, which would significantly reduce our cost of services to maintain the Energy Servers over time.
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
We provide warranties and performance guarantees regarding the Energy Servers’ efficiency and output under all of our financing arrangements. Under direct purchase and traditional lease options, the warranty and guarantee are included in the price of the Energy Server for the first year. The warranty and guarantee may be renewed annually at the customer’s option as an operations and maintenance services agreement at predetermined prices for a period of up to 20 years. Historically, our customers have almost always exercised their option to renew under these operations and maintenance services agreements. Under the managed services program, the operations and maintenance performance guarantees are included in the price of the Energy Server for a fixed period of 10 years, which may be extended at the option of the parties for up to an additional 10 years with all payments made annually.
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
The portion of acceptances in the three months ended September 30, 2018 attributable to each payment option was as follows: direct purchase 91%, traditional lease 9%, managed services 0% and Bloom Electrons 0%. The portion of revenue in the three months ended September 30, 2018 attributable to each payment option was as follows: direct purchase 72%, traditional lease 12%, managed services 4% and Bloom Electrons 12%. The portion of acceptances in the three months ended September 30, 2017 attributable to each payment option was as follows: direct purchase 86%, traditional lease 0%, managed services 14% and Bloom Electrons 0%. The portion of revenue in the three months ended September 30, 2017 attributable to each payment option was as follows: direct purchase 67%, traditional lease 1%, managed services 8% and Bloom Electrons 24%.
The portion of acceptances in the nine months ended September 30, 2018 attributable to each payment option was as follows: direct purchase 88%, traditional lease 12%, managed services 0% and Bloom Electrons 0%. The portion of revenue in the nine months ended September 30, 2018 attributable to each payment option was as follows: direct purchase 72%, traditional lease 11%, managed services 4% and Bloom Electrons 13%. The portion of acceptances in the nine months ended September 30, 2017 attributable to each payment option was as follows: direct purchase 64%, traditional lease 7%, managed services 29% and Bloom Electrons 0%. The portion of revenue in the nine months ended September 30, 2017 attributable to each payment option was as follows: direct purchase 57%, traditional lease 8%, managed services 8% and Bloom Electrons 27%.
The portion of acceptances in 2017 attributable to each payment option was as follows: direct purchase 72%, traditional lease 7%, managed services 21% and Bloom Electrons 0%. The portion of revenue in 2017 attributable to each payment option was as follows: direct purchase 61%, traditional lease 7%, managed services 8% and Bloom Electrons 24%. In 2017, we observed a shift in our customers’ purchase option preferences to our direct purchase options.

Purchase and Lease Programs
Initially, we only offered our Energy Servers on a purchase basis in which the customer purchases the product directly from us. Included within our direct purchase option are sales we make to a third party who in turn, sells electricity through one of its own power purchase agreement programs of which we have no equity interest. The sales of our Energy Servers to the third party entity have many of the same terms and conditions as a standard sale, as described above. We refer to these arrangements as Third-Party PPA Entities. The substantial majority of sales made as direct purchases in recent periods are pursuant to Third-Party PPA Entities finance arrangements.
Payment for the purchase of our product is generally broken down into multiple installments which may include payments upon signing of the purchase agreement within 180 days prior to shipment, payments upon shipment of the Energy Server, and payments upon acceptance of the Energy Server. Acceptance typically occurs when the Energy Server is installed and running at full power as defined in each contract. A one-year service warranty is provided with the initial sale. After the expiration of the initial one-year warranty, customers have the option to enter into annual operations and maintenance services agreements with us at a price determined at the time of purchase of the Energy Server, which may be renewed each year for up to 20 years.
Pursuant to the service warranty, we warrant minimum efficiency and output levels. In the event that the Energy Servers fail to satisfy these warranty levels, we may be obligated to repurchase the applicable Energy Servers if we are unable to repair or replace during the applicable cure period. Across all service agreements including purchase and lease programs as of September 30, 2018, we have incurred no repurchase obligations pursuant to such warranties. In addition, in some cases, we guarantee minimum output and efficiency levels greater than the warranty levels and pay certain capped performance guarantee amounts if those levels are not achieved. These performance guarantees are negotiated on a case-by-case basis, but we typically provide an Output Guarantee of 95% measured annually and an Efficiency Guarantee of 52% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the owner of the Energy Server(s). The fleet of Energy Servers deployed pursuant to purchase agreements performed at an average output of approximately 85% for three and nine months ended September 30, 2018, and a lifetime average efficiency of approximately 52% through September 30, 2018. As of September 30, 2018, our obligation to make payments for underperformance on the direct purchase projects was capped at an aggregate total of approximately $54.7 million (including payments both for low output and for low efficiency). As of September 30, 2018, our aggregate remaining potential liability under this cap was approximately $40.9 million.
Third-Party Power Purchase Agreement Programs (Third-Party PPAs)
In addition to our traditional lease, managed services and Bloom Electrons programs, we also sell Energy Servers under Third-Party PPA programs. Under Third-Party PPAs, we identify end customers, lead the negotiations with such end customers regarding the offtake agreements to purchase electricity and then enter into an Energy Server sales and operations and maintenance agreement with the Third-Party PPA entity that will own the Energy Servers for the full term of the offtake agreement. In some cases, the applicable third-party owner assists with the identification of end customers and in the negotiation of the offtake agreements. The Third-Party PPA entity then enters into offtake agreements with the end customer who purchases electricity from the Third-Party PPA Entity. Unlike our Bloom Electrons program, we have no equity ownership in the entity that owns the Energy Servers and thus the third-party owner receives all cash flows generated under the offtake agreement(s), all investment tax credits, all accelerated tax depreciation benefits and any other cash flows generated by the operation of the Energy Servers. In the fourth quarter of 2016, we secured a commitment from a major utility company to finance up to 50 MW of Energy Server deployments under a Third-Party PPA. This commitment was subsequently expanded to an aggregate total of approximately 100.4 MW, of which we have deployed 72.6 MW as of September 30, 2018. Additionally, we have established a second Third-Party PPA with another major utility company. While this second program does not include a firm commitment as to total financing capacity, it permits the inclusion of sub-investment grade end customers.
For example, we have been working with financing sources to arrange for additional third-party Power Purchase Agreement Program entities, one of which will need to be finalized in order for our customers to arrange financing so that we can complete our planned installations for 2018. The acceptances and revenue associated with third-party PPAs are reported under "Direct Purchase" customer purchase option.
Obligations to Third-Party Owners of Energy Servers
In each Third-Party PPA, we and the applicable third-party owner enter into an operations and maintenance agreement (O&M Agreement) similar to the O&M Agreements entered into under the Bloom Electrons program. This O&M Agreement may be renewed on an annual basis at the option of the third-party owner until the end of the term of the third-party owner’s offtake agreement(s) to sell electricity to its end customers. These offtake agreements have a fifteen-year term, but in some cases the offtake agreement and related O&M Agreement may extend for up to twenty years.

Our obligations under the O&M Agreement include (i) designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the Third-Party PPA entity, (ii) obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers and maintaining such permits and approvals throughout the term of the O&M Agreement, (iii) operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations, (iv) satisfying the efficiency and output warranties set forth in such O&M Agreement and the offtake agreement(s) (the Performance Warranties), and (v) complying with any specific requirements contained in the offtake agreement(s) with individual end-customer(s). The O&M Agreement obligates us to (i) repurchase the Energy Servers in the event the Energy Servers fail to comply with the Performance Warranties, or (ii) we otherwise breach the terms of the applicable O&M Agreement and we fail to remedy such failure or breach after a cure period, or (iii) in the event that an offtake agreement terminates as a result of any failure by us to comply with the applicable O&M Agreement. In some Third-Party PPAs, our obligation to repurchase Energy Servers extends to the entire fleet of Energy Servers installed pursuant to the applicable O&M Agreement in the event such failure affects more than a specified number of individual Energy Servers.
In some cases, we have also agreed to pay liquidated damages to the third-party owner in the event of delays in the manufacture and installation of Energy Servers, either in the form of a cash payment or a reduction in the purchase price for the applicable Energy Server(s). Both the upfront purchase price for the Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar-per-kilowatt ($/kW) basis.
The O&M Agreement for each Third-Party PPA project generally provides for the following performance and indemnity obligations:
Efficiency Obligations. We warrant to the applicable third-party owner that each Energy Server and/or the portfolio of Energy Servers sold to such entity will operate at an average efficiency level specified in the O&M Agreement calculated over a period specified in the O&M Agreement following the commercial operations date of such Energy Server. In some cases, we are obligated to repair and replace Energy Servers that are unable to satisfy the Efficiency Warranty or, if a repair or replacement is not feasible, to repurchase such Energy Servers at the original purchase price subject to adjustment for depreciation (the Efficiency Warranty). In other cases, we are obligated to make a payment to compensate for the increased costs of procuring natural gas for the applicable Energy Server(s) resulting from the underperformance as against the warranted level (the Efficiency Guarantee). Such payments are capped at a level specified in the applicable O&M Agreement.
Output Obligations. In addition, we warrant that the Energy Servers will generate a minimum amount of electricity during specified periods of time. Our output obligations include: (i) the generation of a minimum amount of electricity, the failure of which obligates us to repair or replace the Energy Servers that are unable to satisfy such warranty or, if such repair or replacement is not feasible, to repurchase such Energy Servers at the original purchase price subject to adjustment for depreciation (the Output Warranty), and (ii) the generation of a minimum amount of electricity on a cumulative basis beginning on the commercial operations date of such Energy Server, the failure of which obligates us to make a payment to the applicable third-party owner based on the volume of the shortfall below the warranted level, subject to a liability cap specified in the applicable O&M Agreement (the Output Guarantee). Satisfaction of the Output Warranty is measured on either a cumulative basis or in each calendar month or calendar quarter, as specified in the applicable O&M Agreement. In some Third-Party PPAs, these generation obligations are aggregated across the entire fleet of Energy Servers deployed pursuant to such project; in others, each Energy Server must satisfy the minimum generation obligations measured individually.
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
Administration of Third-Party PPA Projects
Unlike the Bloom Electrons program, we perform no administrative services in the Third-Party PPA projects.
Obligations to End Customers
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

Our Third-Party PPA programs have O&M agreements that provide for Efficiency Guarantees and Output Guarantees, subject to performance guarantee caps. The performance guarantees for our existing Third-Party PPA agreements are capped at $70.7 million. As of September 30, 2018, we have paid $0.3 million in performance guarantee payments under these Third-Party PPA programs leaving potential obligations under the performance guarantees of $70.4 million. In addition, the O&M agreements with these Third-Party PPA agreements have minimum warranty guarantees for efficiency and output. As of September 30, 2018, no warranty claims have been made under the O&M agreements for these Third-Party PPA agreements.
Over time we have also developed various lease programs with our financing partners to provide alternative financing options. These programs take the form of either (1) a traditional lease agreed directly with the financing partner or (2) managed services.
Traditional Lease
Under the traditional lease arrangement, the customer enters into a lease directly with a financing partner, which pays us for the Energy Servers pursuant to a sales agreement (a Bank Agreement, described below). We recognize product and installation revenue upon acceptance. After the standard one-year warranty period, our customers have almost always exercised the option to enter into operations and maintenance services agreements with us under which we receive annual service payments from the customer. The price for the annual operations and maintenance services is set at the time we enter into the lease. The duration of our traditional leases ranges from 6 to 15 years.
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
The Bank Agreement provides for the installation of the Energy Servers and includes a standard one-year warranty which includes the performance guarantees described below, with the warranty offered on an annually renewing basis at the discretion of the customer. The customer must provide the natural gas for the Energy Servers to operate.
Warranty Commitments
We typically provide (i) an Output Warranty to operate at or above a specified baseload output of the Energy Servers on a site, and (ii) an Efficiency Warranty to operate at or above a specified level of fuel efficiency. Both are measured on a monthly basis. Upon the applicable financing partner or its customer making a warranty claim for a failure of any of our warranty commitments, we are then obligated to repair or replace the Energy Server or, if a repair or replacement is not feasible, to pay the customer an amount approximately equal to the net book value of the Energy Server after which the Bank Agreement would be terminated. As of September 30, 2018, we have incurred no obligations to make payments pursuant to these warranty commitments.
Performance Guarantees
Our performance guarantees are negotiated on a case-by-case basis for projects deployed through the traditional lease program, but we typically provide an Output Guarantee of 95% measured annually and an Efficiency Guarantee of 52% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the applicable customer. As of September 30, 2018, the fleet of Energy Servers deployed pursuant to the traditional lease programs are performing at a lifetime average output of approximately 86% and a lifetime average efficiency of approximately 54%. As of September 30, 2018, our obligation to make payments for underperformance against the performance guarantees for traditional lease projects was capped at an aggregate total of approximately $5.8 million (including payments both the Output Guarantee and the Efficiency Guarantee). As of September 30, 2018, our aggregate remaining potential liability under this cap was approximately $5.3 million.
Remarketing at Termination of Lease
At the end of any customer lease and in the event the customer does not renew or purchase the Energy Servers, we may remarket any such Energy Servers to a third party and any proceeds would be allocated between us and the applicable financing partner as agreed at the time of the sale.

Managed Services
Under our managed services program, we initially enter into a master lease with the financing partner which holds title to the Energy Server. Once a customer is identified, we enter into an additional operating lease with the financing partner and a service agreement with the customer. The duration of our managed services leases is currently 10 years. We begin to recognize revenue from the sale of the equipment to the financing partner once the Energy Server has been accepted by the customer. Under the master lease, we then make operating lease payments to the financing partner. Under the service agreement with the customer, there are two payment components: a monthly equipment fee calculated based on the size of the installation which covers the amount of our lease payment and a service payment based on the monthly output of electric power produced by the Energy Server.
Our warranty commitments under the managed services option are substantially similar to those applicable to the traditional lease program described above. Our managed services deployments do not typically include any performance guarantees above the warranty commitments; instead the customer’s payment to us includes a payment that is proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. Therefore, our service revenues are lower if output is less than 95% (and higher if output exceeds 95%). As of September 30, 2018, the fleet of Energy Servers deployed pursuant to the managed services program were performing at a lifetime average output of approximately 95%.
Power Purchase Agreement Programs
In 2010, we began offering our Energy Servers through Bloom Electrons financing for our Power Purchase Agreement Programs. These programs are financed via special purpose investment entities (the Investment Companies), which typically are majority-owned by third-party investors and by us as a minority investor. The Investment Companies own and are parent to the operating entities (the Operating Companies). The Operating Companies, together with the Investment Companies, represent the PPA Entities. The investors contribute cash to the PPA Entity in exchange for equity interests, which provides funding for the PPA Entities to purchase the Energy Servers from us. As we identify end customers, the PPA Entity enters into an agreement with the end customer pursuant to which the customer agrees to purchase the electric power generated by the Energy Server at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. Each PPA Entity currently serves between one and nine customers. As with our purchase and leasing arrangements, the standard one-year warranty and guarantees are included in the price of the product to the PPA Entity. The PPA Entity typically enters into an operations and maintenance services agreement with us following the first year of service to extend the warranty services and performance guarantees. This service agreement has a term coincident with the term of the applicable Power Purchase Agreement Project and is paid on an annual basis by the PPA Entity. The aggregate amount of extended warranty services payments we expect to receive over the remaining term of the Power Purchase Agreement Projects was $439.0 million as of September 30, 2018.
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
Product revenue associated with the sale of the Energy Servers under the PPAs that qualify as sales-type leases is recognized at the present value of the minimum lease payments, which approximate fair value assuming all other conditions for revenue recognition noted above have also been met. Customer purchases financed by PPA Entities since 2014 have been accounted for as operating leases and the related revenue under those agreements have been recognized as electricity revenue as the electricity is produced and paid for by the customer. Under each PPA arrangement, while the end customer pays the PPA Entity over the life of the contract for the electricity consumed, the timing of cash receipts to us is similar to that of an end-user directly purchasing an Energy Server from us.
Under our Power Purchase Agreement Program financing arrangements, we and our Power Purchase Agreement Program equity investors (Equity Investors) contribute funds into a limited liability Investment Company, which is treated as a partnership for U.S. federal income tax purposes, and which owns the Operating Company that acquires Energy Servers. This Operating Company then contracts with us to operate and service the Energy Servers. The Operating Company sells the electricity produced to the end customers under PPAs. Any debt incurred by the PPA Entities is non-recourse to us. Cash generated by the electricity sales, as well as from any applicable government incentive programs, is used to pay operating expenses of the Operating Company (including the operations and maintenance services we provide) and to service the non-recourse debt, with the remaining cash flows distributed to the Equity Investors based on the cash distribution allocations agreed between us and the Equity Investors. For further information see Note 12 - Power Purchase Agreement Programs to our

consolidated financial statements included in this Quarterly Report on Form 10-Q. The Equity Investors receive substantially all of the value attributable to the long-term recurring customer lease payments, investment tax credits, accelerated tax depreciation and, in some cases, other incentives until the Equity Investors receive their contractual rate of return. In some cases, after the Equity Investors receive their contractual rate of return, we expect to receive substantially all of the remaining value attributable to the long-term recurring customer payments and the other incentives. As of September 30, 2018, none of our customers under PPAs have defaulted on their payment obligations.
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
Since we elected to decommission PPA I and purchased the Equity Investor’s interest for $25.0 million in convertible debt, we will receive 100% of any remaining cash flows from PPA I. Prior to the decommissioning, we received cash flows from PPA I totaling $393.6 million related to the purchase of Energy Servers, distributions of incentive receipts, annual maintenance payments and monthly administrative services payments. Since the decommissioning through September 30, 2018, we have received $13.5 million from PPA I related to customer electricity billings.
With respect to PPA II, we estimate that the Equity Investor will need to receive additional cash distributions of approximately $95.4 million to reach its target IRR, at which point we will receive substantially all of the remaining value attributable to the long-term customer payments and other incentives. To achieve these cash distributions and the contractual internal rate of return to trigger the ownership flip, PPA II will need to generate additional aggregate revenue of approximately $368.9 million. Our PPA II contracts do not specify the date on which the flip is projected to occur; rather, the PPA II contracts set forth the conditions that will trigger the flip and define the parties’ respective rights and obligations before and after the occurrence of the flip. Based on the current contractual terms, we estimate that PPA II will flip on approximately June 30, 2028, assuming prior termination does not occur.
For PPA IIIa and PPA IIIb, the Equity Investors receive preferred distributions of 2% of their total cash investment through the flip date, a fixed date in the future, and are not dependent on additional earned amounts. In PPA IIIa and IIIb, the flip dates are January 1, 2020 and January 1, 2021, respectively, and the remaining preferred distributions to be paid through the flip dates are $1.1 million and $1.0 million, respectively. We will receive substantially all of the remaining income (loss), tax and tax allocations attributable to the long-term customer payments and other incentives after each flip date.
Even after the occurrence of the flip date for PPA II, PPA IIIa and PPA IIIb, we do not anticipate subsequent distributions to us from the PPA Entities to be material enough to support our ongoing cash needs, and therefore we will still need to generate significant cash from product sales.
The Energy Servers purchased by the PPA Entities are recorded as property, plant and equipment and included within our consolidated balance sheets. We then reduce these recorded assets by the amounts received by the Equity Investors from U.S. Treasury grants and the associated incentive rebates. In turn, we recognize the incentive rebates and subsequent customer payments as electricity revenue over the customer lease term and amortize U.S. Treasury grants as a reduction to depreciation of the associated Energy Servers over the term of the PPA. Since our inception, government incentives have accounted for approximately 13% of the expected total cash flows for all PPA Entities. As of September 30, 2018, our PPA Entities had received a total of $283.8 million in government grants and rebates.
We have determined that we are the primary beneficiary in these investment entities. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our consolidated financial statements. We recognize the investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our consolidated balance sheets. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of convertible redeemable preferred stock, common stock and stockholders' equity (deficit).
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
All five PPA Entities have utilized their entire available financing capacity and completed their purchases of Energy Servers as of September 30, 2018.

Through our Bloom Electrons financing program, a total of approximately $1.1 billion in financing has been funded through September 30, 2018, including approximately $609.2 million in equity investments and an additional $448.7 million in non-recourse debt to support an aggregate deployment of approximately 106.8 megawatts of Energy Servers as of September 30, 2018. Equity Investors in our PPA Entities include banks and other large companies such as Credit Suisse, Exelon Generation Company, Intel Corporation and U.S. Bancorp. In the future and in addition to or in lieu of arranging customer financing through PPA Entities, we may use debt, equity or other financing strategies to fund our operations.
We view our obligations under Bloom Electrons in four categories: first, our obligations to the relevant PPA Entity formed to own the Energy Servers and sell electricity generated by such Energy Servers to the end-customers; second, the PPA Entity’s obligations to the lenders of such PPA Entity, if any; third, our obligations to the Equity Investors in the applicable project; and fourth, to the end-customers. We discuss these obligations in further detail below.
Obligations to PPA Entities
In each Power Purchase Agreement Project, we and the applicable PPA Entity enter into two primary contracts: first, a contract for the purchase, sale, installation, operation and maintenance of the Energy Servers to be employed in such PPA Entity (the O&M Agreement), and second, a contract whereby we are engaged to perform administrative functions for the PPA Entity during the term of the project (the Administrative Services Agreement, or ASA). The O&M Agreement and the ASA each have a term coincident with the term of the applicable project. The aggregate amount of extended warranty services payments we expect to receive under the O&M Agreement over the remaining term of such projects was $439.0 million as of September 30, 2018. The aggregate amount of ASA payments we expect to receive over the remaining term of such projects was $33.4 million as of September 30, 2018.
Our obligations to the PPA Entities pursuant to the O&M Agreement include: (i) designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the PPA Entity, (ii) obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the O&M Agreement, (iii) operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations, (iv) satisfying the efficiency and output obligations set forth in such O&M Agreement (Performance Warranties), and (v) complying with any specific requirements contained in the offtake agreements with individual end-customers. The O&M Agreement obligates us to repurchase the Energy Servers in the event the Energy Servers fail to comply with the performance warranties and we fail to remedy such failure after a cure period, or in the event that an offtake agreement terminates as a result of any failure by us to comply with the requirements contained therein. In some cases, we have also agreed to pay liquidated damages to the PPA Entity in the event of delays in the manufacture and installation of Energy Servers. Both the upfront purchase price for the Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar-per-kilowatt ($/kW) basis.
The O&M Agreements for each PPA Entity generally provide for the following performance warranties and indemnity obligations:
Efficiency Warranty and Efficiency Guarantee. We warrant to the applicable PPA Entity that the Energy Servers sold to such entity will operate at an average efficiency level specified in the O&M Agreement, calculated either cumulatively from the commercial operations date of each Energy Server or during each calendar month. We are obligated to repair or replace Energy Servers that are unable to satisfy the Efficiency Warranty, or if a repair or replacement is not feasible, to repurchase such Energy Servers at a price specified in the applicable O&M Agreement. In the case of PPA II, if the aggregate average efficiency falls below the specified threshold, we are also obligated to make a payment to the PPA Entity equal to the increased expense resulting from such efficiency shortfall, subject to a cap on aggregate payments equivalent to the purchase price of all Energy Servers in the PPA II portfolio. During the period from September 2010 to September 30, 2018, no Energy Servers have been repurchased pursuant to any Efficiency Warranty and no payments have been made pursuant to the Efficiency Guarantees.
One-Month Output Warranty. In the case of PPA II, we also warrant that the PPA II portfolio of Energy Servers will generate a minimum amount of electricity in each calendar month, and we are obligated to repair or replace Energy Servers that fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price. During the period from September 2010 to September 30, 2018, no Energy Servers have been repurchased and no payments have been made pursuant to a One-Month Output Warranty.
Quarterly Output Warranty. In the case of PPA IIIa, we also warrant that each of the applicable Energy Servers will generate a minimum amount of electricity in each calendar quarter, and we are obligated to repair or replace Energy Servers that fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price subject to adjustment for depreciation. In addition, we are obligated to make a payment to the PPA IIIa entity to make it whole for lost revenues resulting from the shortfall below the warranted level, subject to a cap on payments equal to ten percent (10%) of the purchase price of the Energy Servers in the PPA IIIa portfolio. If we fail to make any such warranty payments if and when due, then PPA IIIa may elect to require us to repurchase Energy Servers that fail such warranty at the original purchase price subject to adjustment for depreciation. During the period from September 2010 to September 30, 2018, no Energy Servers have been repurchased pursuant to the Quarterly Output Warranty, and we have made payments in the aggregate amount of $0.0 million pursuant to the Quarterly Output Warranty.
Quarterly Output Guarantee. In the cases of PPA IIIb, PPA IV and PPA V, we also guarantee to the applicable PPA Entity that the applicable portfolio of Energy Servers will generate a minimum amount of electricity in each calendar quarter. In the event the applicable portfolio fails to satisfy this Quarterly Output Guarantee, we are obligated to make a payment to the applicable PPA Entity to make it whole for lost revenues resulting from the shortfall below the guaranteed level, and such liability is uncapped. If we fail to make any such Quarterly Output Guarantee payments if and when due, then the applicable PPA Entity may elect to require us to repurchase Energy Servers that fail such guaranty at a price specified in the applicable O&M Agreement and pursue other damages. During the period from September 2010 to September 30, 2018, no Energy Servers have been repurchased pursuant to a Quarterly Output Guarantee, and we have made no payments pursuant to any Quarterly Output Guarantee.
Annual Output Guarantee. We also guarantee to the applicable PPA Entity that the applicable portfolio of Energy Servers will generate a minimum amount of electricity in each calendar year. In the event that such portfolio fails to satisfy this Annual Output Guarantee, we are obligated to make a payment to the applicable PPA Entity to make it whole for lost revenues resulting from the shortfall below the warranted level, subject to a liability cap equal to a portion of the purchase price of the applicable portfolio. During the period from September 2010 to September 30, 2018, we have made payments in the aggregate amount of $23.5 million pursuant to these Annual Output Guarantees. These payments were primarily as a result of performance issues in our early generation systems deployed in our first three PPA Entities (PPA I, PPA II & PPA IIIa). Of the aggregate amount of $23.5 million paid, $0.9 million was paid in the nine months ended September 30, 2018, $3.7 million was paid in 2017, $4.8 million was paid in 2016, and $14.1 million was paid prior to 2016.
Indemnification of Performance Warranty Expenses under Offtake Agreements. In the cases of PPA IIIa, PPA IIIb, PPA IV and PPA V, we also have agreed to indemnify the applicable PPA Entity for any expenses it incurs to any of its customers resulting from failures of the applicable portfolio of Energy Servers to satisfy any of the efficiency, output or other performance commitments in the applicable offtake agreements. In addition and in the event that an offtake agreement is terminated by a customer as to any Energy Servers as a result of a default by us under the O&M Agreement, we are obligated to repurchase such Energy Server from the applicable PPA Entity for a repurchase price specified in the applicable O&M Agreement. During the period from September 2010 to September 30, 2018, we have incurred no obligations for payments pursuant to these provisions under any of our Power Purchase Agreement Program arrangements.
Our obligations pursuant to the ASA include performing a variety of administrative and management services necessary to conduct the business of the Power Purchase Agreement Program project. These duties include: (i) invoicing and collecting amounts due from the end-customers, (ii) engaging, supervising and monitoring any third-party service providers required for the operation of the project, (iii) paying, on behalf of the PPA Entity and with the PPA Entity’s available funds, any amounts owed including debt service payments on the debt incurred by the PPA Entity (Project Debt), if applicable, (iv) maintaining books and records and preparing financial statements, (v) representing the PPA Entity in any administrative or other public proceedings, (vi) preparing annual budgets and other reports and deliverables owed by the PPA Entity under the Project Debt agreements, if applicable, and (vii) generally performing all other administrative tasks required in relation to the project. We receive an annual administration fee for its services, calculated on a fixed dollar-per-kilowatt ($/kW) basis.
Obligations to Lenders
Each of the Power Purchase Agreement Program projects (other than the PPA I project) has incurred debt in order to finance the acquisition of Energy Servers. The lenders for these projects are a combination of banks and/or institutional investors.
In each case, the Project Debt incurred by the applicable PPA Entity is secured by all of the assets comprising the project (primarily comprised of the Energy Servers owned by the PPA Entity and a collateral assignment of each of the contracts to which it is a party, including the O&M Agreement, entered into with us and the offtake agreements entered into with PPA Entity’s customers), and is senior to all other debt obligations of the PPA Entity. As further collateral, the lenders receive a security interest in 100% of the membership interest of the PPA Entity. However, as is typical in structured finance transactions of this nature, although the Project Debt is secured by all of the PPA Entity’s assets, the lenders have no recourse to us or to any of the other Equity Investors in the project.
The applicable PPA Entity is obligated to make quarterly principal and interest payments according to an amortization schedule agreed between us, the Equity Investors and the lenders. The debt is either a “term loan”, wherein the final maturity date coincides with the expiration of the offtake agreements included in the project, or a “mini-perm loan,” wherein the final maturity date occurs at some point prior to such expiration. In the case of these “mini-perm loans”, we expect to be able to refinance these loans on or prior to their maturity date by procuring debt from other sources and using the proceeds of such new debt to repay the existing loans.
The Project Debt documentation also includes provisions that implement a customary “payment waterfall” that dictates the priority in which the PPA Entity will use its available funds to satisfy its payment obligations to us, the lenders, the Equity Investors and other third parties. These provisions generally provide that all revenues from the sale of electricity under the applicable offtake agreements and any other cash proceeds received by the PPA Entity are deposited into a Revenue Account, and those funds are then distributed in the following order: first, to pay for ongoing project expenses, including amounts due to us under the O&M Agreement and the Administrative Services Agreement, taxes, insurance premiums and any legal, accounting and other third party service provider costs; second, to pay any fees due to collateral agents and depositary agents, if any; third, to pay interest then due on the loans; fourth, to pay principal then due on the loans; fifth, to fund any reserve accounts to the extent not fully funded; and finally, any remaining cash (Distributable Cash) may be distributed to us and the Equity Investors in the project subject to the satisfaction of any conditions to distributions agreed with the applicable lenders such as a minimum debt service coverage ratios, absence of defaults and similar requirements. Additional information regarding the Project Debt for each individual project is set forth in the Liquidity and Capital Resources section below. In addition, the distribution conditions are negotiated individually for each project, but in each case include (i) absence of defaults, and (ii) satisfaction of minimum debt service coverage ratios. In the event that there is Distributable Cash remaining after the payment of all higher-priority payment obligations but the applicable distribution conditions are not satisfied, the applicable funds are deposited into a Distribution Suspense Account and remain in such account until the distribution conditions are subsequently satisfied. In the event that any funds have been on deposit in the Distribution Suspense Account for four (4) consecutive calendar quarters, the applicable Operating Company is obligated to use such trapped cash to prepay the Project Debt.
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
Obligations to Investors
Each of our Power Purchase Agreement Projects has involved an investment by one or more Equity Investors, who contribute funds to the applicable PPA Entity in exchange for equity interests entitling Equity Investors to distributions of the cash and any tax credits and other tax benefits generated by the project. In each of the projects, we (via a wholly-owned Holding Company subsidiary) and one or more additional Equity Investors form a jointly-owned special purpose entity (an Investment Company), which entity in turn owns 100% of the membership interests of the applicable PPA Entity operating company (the Operating Company). Our obligations to the Equity Investors are set forth in the Operating Company limited liability company operating agreement (the Operating Agreement). We act as the managing member of each Operating Company, managing its day-to-day affairs subject to consent rights of the Equity Investors with respect to decisions agreed between us and the Equity Investors in the Operating Agreement.
As members of a Investment Company, we and the applicable Equity Investors are entitled to (i) allocations of items of income, loss, gain, deduction and credit (Tax Items) including, where applicable, the 30% investment tax credit under Section 48 of the Internal Revenue Code, and (ii) distributions of any cash held by such Investment Company in excess of amounts necessary for the ongoing operation of such Operating Company, including any Distributable Cash received from the applicable PPA Entity. The members’ respective allocations of Tax Items and cash distributions are negotiated on a project-by-project basis between us and the Equity Investors in each project. Distributions are made to Equity Investors (including us) on a quarterly basis in connection with PPA II, PPA IV and PPA V, and on a semi-annual basis in PPA IIIa and PPA IIIb.
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

The Power Purchase Agreement Project agreements do not permit for voluntary early termination of the arrangements by us or the applicable Equity Investors. The Equity Investors in the projects may not withdraw from the applicable PPA Entity except in connection with a permitted transfer or sale of such member’s assets in compliance with any restrictions on transfer set forth in the limited liability company agreement applicable to such project.
The following sets forth a project-by-project summary of obligations that are unique to individual projects:
PPA II Project - Diamond State Generation Partners, LLC (PPA Company II, its Operating Company) is a wholly-owned subsidiary of Diamond State Generation Holdings, LLC (PPA II HoldCo, its Investment Company), which is jointly-owned by us and an Equity Investor. As of September 30, 2018, we owned 100% of the Class A Membership Interests of PPA II HoldCo, and the Equity Investor owned 100% of the Class B Membership Interests of PPA II HoldCo. We (through our wholly-owned Holding Company, Clean Technologies II, LLC), act as the managing member of PPA II HoldCo.
The economic benefits of the PPA II project are allocated between us and the Equity Investor as follows:

•
Other than Tax Items relating to the proceeds of any cash grant under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 (Cash Grant), Tax Items are allocated (i) 99% to the Equity Investor and 1% to us until the last date of the calendar month in which the Equity Investor has achieved an internal rate of return equal to the Target IRR specified in the PPA II HoldCo operating agreement (Flip Date), and (ii) following the Flip Date, 5% to the Equity Investor and 95% to us.

•	All Tax Items relating to the Cash Grant are allocated 99% to the Equity Investor and 1% to us.

•	All cash proceeds of the Cash Grant are distributed 99% to the Equity Investor and 1% to us.

•	All other cash available for distribution is distributed (i) 99% to the Equity Investor and 1% to us until the Flip Date, and (ii) following the Flip Date, 5% to the Equity Investor and 95% to us.
Pursuant to the PPA II HoldCo LLC agreement, we have the option, exercisable at our sole discretion, to purchase all of the Equity Investor’s membership interests in PPA II HoldCo on the eleventh anniversary of the date of the initial equity investment of the PPA II project by the Equity Investor, which will occur in June, 2023. If we were to exercise this purchase option, we would thereafter be entitled to all subsequent cash, income (loss), tax and tax allocations generated by the PPA II Project (net of payments to the PPA II lenders under the PPA II Credit Agreement) and the purchase price for the Equity Investor’s membership interests would be equal to the greater of (i) the fair market value of such equity interests at such time, or (ii) the amount that would cause the Equity Investor to realize an internal rate of return stated in the PPA II HoldCo LLC agreement. The cash consideration required to generate the required internal rate of return for the Equity Investor pursuant to this purchase option will vary based on the distributions generated by the PPA II Project through June, 2023, and may range between approximately $72.5 million and $102.3 million. We have agreed to indemnify the Equity Investor in PPA II HoldCo from any liability related to recapture of the Cash Grant, except to the extent such recapture results from (i) a breach of applicable representations and covenants of the Equity Investor, or (ii) a prohibited transfer of the Equity Investor’s membership interests in PPA II HoldCo.
The PPA II project includes an annual Output Guarantee of 95% and a cumulative Efficiency Guarantee of 50%. In each case, underperformance obligates us to make a payment to PPA Company II. As of September 30, 2018, the PPA II project is operating at an average output of approximately 86% for calendar year 2018, and a lifetime average efficiency of approximately 50%. Our obligation to make payments for underperformance of the PPA II project is capped at an aggregate total of approximately $13.9 million under the Output Guarantee and approximately $263.6 million under the Efficiency Guarantee. As of September 30, 2018, we have no remaining liability under the Output Guarantee, and our remaining potential liability under the Efficiency Guarantee cap is approximately $263.6 million.
Obligations Under the PPA II Tariff Agreement - PPA Company II is required to declare a “Forced Outage Event” if permitted under the PPA II tariff agreement in the event that (i) the Company has reached its cap on performance warranty payments under the O&M Agreement, such that PPA Company II is not eligible for further warranty payments under such O&M Agreement, (ii) the project’s lifetime efficiency falls below the level warranted in the O&M Agreement and the Company has not reimbursed PPA Company II for the resulting excess costs of procuring natural gas resulting from such shortfall, (iii) the Energy Servers have failed to generate electricity at an average above a minimum threshold specified in the PPA II Credit Agreement (i.e., 85% of the project’s nameplate capacity during any calendar month) or (iv) the Company has suffered a bankruptcy event or the Company ceases to carry on its business. As of September 30, 2018, no Forced Outage Event had been declared. The PPA II project’s average output for September 2018 equaled 85.6% of the project’s nameplate capacity.
In addition, in the event that PPA Company II claims that a Forced Outage Event has occurred under the PPA II Tariff Agreement, PPA Company II is obligated to purchase and deliver replacement RECs in an amount equal to the number of megawatt hours for which it receives compensation under the ‘forced outage’ provisions of the tariff, but only if such replacement RECs are available in sufficient quantities and can be purchased for less than $45 per REC. A Forced Outage Event is defined under the PPA II Tariff Agreement as the inability of PPA II to obtain a replacement component part or a service necessary for the operation of the Energy Servers at their nameplate capacity. The PPA II Tariff Agreement provides for payments to PPA Company II in the event of a Forced Outage Event lasting in excess of 90 days. For the first 90 days following the occurrence of a Forced Outage Event, no payments are made under this provision of the tariff. Thereafter, PPA Company II is entitled to payments equal to 70% of the payments that would have been made under the tariff but for the occurrence of the Forced Outage Event - that is, the Forced Outage Event provision of the PPA II Tariff Agreement provides for payments to PPA Company II under the tariff equal to the amount that would be paid were PPA Company II’s Energy Servers operating at 70% of their nameplate capacity, irrespective of actual output. The PPA II Tariff Agreement also provides that the Forced Outage Event protections afforded thereunder shall automatically terminate in the event that we obtain an investment grade rating. In addition, in the event we obtain an investment grade rating, we are required to offer to repurchase the notes from each individual noteholder unless we provide a guarantee of the debt obligations of the PPA Company II.
The Equity Investor in PPA II HoldCo has the option, exercisable on March 16, 2022, to sell 100% of its equity interests in the project to us for a sale price equal to the then-applicable fair market value of such equity interests. We guarantee the obligations of Clean Technologies II to make the payment of such purchase price in the event the Equity Investor exercises such option.
PPA IIIa Project - 2012 ESA Project Company, LLC (PPA Company IIIa, its Operating Company) is a wholly-owned subsidiary of 2012 V PPA Holdco, LLC (PPA IIIa HoldCo, its Investment Company), which is jointly-owned by us and an Equity Investor. As of September 30, 2018, we owned 100% of the Class B Membership Interests of PPA IIIa HoldCo, and the Equity Investor owned 100% of the Class A Membership Interests of PPA IIIa HoldCo. We (through our wholly-owned Holding Company, Clean Technologies III, LLC), act as the managing member of PPA IIIa HoldCo.
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

Pursuant to the PPA IIIa HoldCo LLC agreement, we have the option exercisable at our sole discretion to purchase all of the Equity Investor’s membership interests in PPA IIIa HoldCo, exercisable within six months following either January 1, 2020 or January 1, 2025. If we were to exercise this purchase option, we would thereafter be entitled to all subsequent cash, income (loss), tax and tax allocations generated by the PPA IIIa Project (net of payments to the PPA IIIa lenders under the PPA IIIa Credit Agreement) and the purchase price for the Equity Investor’s membership interests would be equal to the greater of (i) the fair market value of such equity interests at such time, or (ii) the sum of (x) any unpaid amounts owed to the Equity Investor pursuant to its entitlement to cash distributions equal to 2% of its investment (as described above), plus (y) approximately $2.1 million. The PPA IIIa project includes (i) an Output Guarantee of 95% measured annually, (ii) an Output Warranty of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company IIIa regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guarantee of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to the Output Warranty and/or the Output Guarantee, we are obligated to make a payment to PPA Company IIIa; additionally, in the case of underperformance against the Output Warranty, we are obligated to repair or replace the applicable Energy Servers. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company IIIa for any payments owed to the applicable customer(s). As of September 30, 2018, the PPA IIIa project is operating at an average output of approximately 85% for calendar year 2018, an average output of approximately 84% for the three months ended September 30, 2018 and a lifetime average efficiency of approximately 52%. Our obligation to make payments for underperformance of the PPA IIIa project is capped at an aggregate total of approximately $5.0 million under the annual Output Guarantee, approximately $10.0 million under the quarterly Output Warranty, and approximately $675,000 under the Efficiency Guarantees in the applicable offtake agreements. As of September 30, 2018, our aggregate remaining potential liability under these caps is approximately $2.4 million under the annual Output Guarantee, approximately $9.8 million under the quarterly Output Warranty, and approximately $675,000 under the Efficiency Guarantees.
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
PPA IIIb Project - 2013B ESA Project Company, LLC (PPA Company IIIb, its Operating Company) is a wholly-owned subsidiary of 2013B ESA Holdco, LLC (PPA IIIb HoldCo, its Investment Company), which is jointly-owned by us and an Equity Investor. As of September 30, 2018, we owned 100% of the Class B Membership Interests of PPA IIIb HoldCo, and the Equity Investor owned 100% of the Class A Membership Interests of PPA IIIb HoldCo. We (through our wholly-owned Holding Company, Clean Technologies 2013B, LLC), act as the managing member of PPA IIIb HoldCo.
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

Pursuant to the PPA IIIb HoldCo LLC agreement, we have the option exercisable at our sole discretion to purchase all of the Equity Investor’s membership interests in PPA IIIb HoldCo, exercisable within six months following either January 1, 2021 or January 1, 2026. If we were to exercise this purchase option, we would thereafter be entitled to all subsequent cash, income (loss), tax and tax allocations generated by the PPA IIIb Project (net of payments to the PPA IIIb lenders under the PPA IIIb Credit Agreement) and the purchase price for the Equity Investor’s membership interests would be equal to the greater of (i) the fair market value of such equity interests at such time, or (ii) the sum of (x) any unpaid amounts owed to the Equity Investor pursuant to its entitlement to cash distributions equal to 2% of its investment (as described above), plus (y) approximately $0.7 million. The PPA IIIb project includes (i) an Output Guarantee of 95% measured annually, (ii) an Output Guarantee of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company IIIb regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guarantee of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to either Output Guarantee, we are obligated to make a payment to PPA Company IIIb. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company IIIb for any payments owed to the applicable customer(s). As of September 30, 2018, the PPA IIIb project is operating at an average output of approximately 89% for the period ending September 30, 2018, an average output of approximately 88% for the three months ended September 30, 2018, and a lifetime average efficiency of approximately 53%. Our obligation to make payments for underperformance of the PPA IIIb project is capped at an aggregate total of approximately $2.7 million under the annual Output Guarantee, is uncapped under the quarterly Output Guarantee, and is capped at an aggregate total of approximately $1.0 million under the Efficiency Guarantees in the applicable offtake agreements. As of September 30, 2018, our aggregate remaining potential liability under these caps is approximately $2.6 million under the annual Output Guarantee and is approximately $1.0 million under the Efficiency Guarantees.
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
PPA IV Project - 2014 ESA Project Company, LLC (PPA Company IV, its Operating Company) is a wholly-owned subsidiary of 2014 ESA Holdco, LLC (PPA IV HoldCo, its Investment Company), which is jointly-owned by us and an Equity Investor. As of September 30, 2018, we owned 100% of the Class B Membership Interests of PPA IV HoldCo, and the Equity Investor owned 100% of the Class A Membership Interests of PPA IV HoldCo. We (through our wholly-owned Holding Company, Clean Technologies 2014, LLC), act as the managing member of PPA IV HoldCo.

The economic benefits of the PPA IV project are allocated between us and the Equity Investor as follows:
•Tax Items (including the ITC) are allocated 90% to the Equity Investor and 10% to us.
•Cash available for distribution is distributed 90% to the Equity Investor and 10% to us.
The PPA IV project includes (i) an Output Guarantee of 95% measured annually, (ii) an Output Guarantee of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company IV regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guarantee of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to either Output Guarantee, we are obligated to make a payment to PPA Company IV. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company IV for any payments owed to the applicable customer(s). The offtake agreements generally provide for an Efficiency Guarantee of 52% measured cumulatively over the life of the project. As of September 30, 2018, the PPA IV project is operating at an average output of approximately 90% for calendar year 2018, and a lifetime average efficiency of approximately 54%. Our obligation to make payments for underperformance of the PPA IV project is capped at an aggregate total of approximately $7.2 million under the annual Output Guarantee, is uncapped under the quarterly Output Guarantee, and is capped at approximately $3.6 million under the Efficiency Guarantees in the applicable offtake agreements. As of September 30, 2018, our aggregate remaining potential liability under these caps is approximately $6.7 million under the annual Output Guarantee and approximately $3.6 million under the Efficiency Guarantees.
We have agreed to indemnify the Equity Investor in PPA IV HoldCo from any liability related to recapture of the ITC that results from a breach of our representations, warranties and covenants to the Equity Investor set forth in the transaction documents associated with the PPA IV project.
PPA V Project - 2015 ESA Project Company, LLC (PPA Company V, its Operating Company) is a wholly-owned subsidiary of 2015 ESA HoldCo, LLC (PPA V HoldCo, its Investment Company). PPA V HoldCo is jointly-owned by us and 2015 ESA Investco, LLC (PPA V InvestCo), which is itself a jointly-owned subsidiary of two Equity Investors. As of September 30, 2018, we owned 100% of the Class B Membership Interests of PPA V HoldCo, and PPA V InvestCo owned 100% of the Class A Membership Interests of PPA V HoldCo. We (through our wholly-owned Holding Company, Clean Technologies 2015, LLC), act as the managing member of PPA V HoldCo.
The economic benefits of the PPA V project are allocated between us and PPA V InvestCo as follows:
•Tax Items (including the ITC) are allocated 90% to PPA V InvestCo and 10% to us.
•Cash available for distribution is distributed 90% to PPA V InvestCo and 10% to us.
The PPA V project includes (i) an Output Guarantee of 95% measured annually, (ii) an Output Guarantee of 80% measured quarterly, (iii) an Efficiency Warranty of 45% measured monthly, and (iv) an indemnity of any payments made by PPA Company V regarding failure of the Energy Servers to perform in accordance with the applicable offtake agreements, which generally provide for an Efficiency Guarantee of 52% measured cumulatively over the life of the project. In the case of underperformance with respect to either output guarantee, we are obligated to make a payment to PPA Company V. In the case of underperformance with respect to the Efficiency Warranty, we are obligated to repair or replace the applicable Energy Servers, and we are obligated to reimburse PPA Company V for any payments owed to the applicable customer(s). The offtake agreements generally provide for an Efficiency Guarantee of 52% measured cumulatively over the life of the project. As of September 30, 2018, the PPA V project is operating at an average output of approximately 92% for calendar year 2018, and a lifetime average efficiency of approximately 56%. Our obligation to make payments for underperformance of the PPA V project is capped at an aggregate total of approximately $13.9 million under the annual Output Guarantee, is uncapped under the quarterly Output Guarantee, and is capped at approximately $6.8 million under the Efficiency Guarantees in the applicable offtake agreements. As of September 30, 2018, our aggregate remaining potential liability under these caps is approximately $13.9 million under the annual Output Guarantee and approximately $6.8 million under the Efficiency Guarantee.
We have agreed to indemnify the Equity Investor in PPA V HoldCo from any liability related to recapture of the ITC that results from a breach of our representations, warranties and covenants to the Equity Investor set forth in the transaction documents associated with the PPA V project.
We have also agreed to make certain payments to our Equity Investors in the event that the average time period between receipt of the deposit payment for an Energy Server and the date on which such Energy Server achieves commercial operations exceeds specified periods. During 2017, we issued a payment of $3.2 million for delay penalties to our Equity Investors that was recorded within general and administrative expenses in the consolidated statements of operations when the delay period occurred. We expect no additional delay penalties as of September 30, 2018. In addition, we have agreed to make certain partner related developer fee payments required to be made by us to the Equity Investor upon acceptance of Energy Servers sold through PPA Company V. The final payment for developer fee liabilities was made in 2017 and there are no liabilities recorded as of September 30, 2018.
Obligations to End-Customers
Our obligations to the end-customers in the Bloom Electrons projects are set forth in the offtake agreement between the PPA Entity and the end-customer. The offtake agreements share the following provisions:
Term; Early Termination: The offtake agreements provide for an initial term of 15 years, except that (i) the offtake agreements included in PPA I provide for an initial term of 10 years, and (ii) the offtake agreement for PPA II has a term of 21 years. The offtake agreements may be renewed by the mutual agreement of the end-customer and the applicable PPA Entity for additional periods at the expiration of the initial term. In the event that the end customer desires to terminate the offtake agreement before the end of the contract term, or in the event that the offtake agreement is terminated by the applicable PPA Entity due to customer default as defined in the offtake agreement, the end customer is required to pay a “Termination Value” payment as liquidated damages. This Termination Value payment is calculated to be sufficient to allow the PPA Entity to repay any debt associated with the affected Energy Servers, make distributions to the Equity Investor(s) in the project equal to their expected return on investment, to pay for the removal of the Energy Servers from the project site, and to cover any lost tax benefits incurred as a result of the termination (if any). In some cases, we may agree to reimburse the end-user for some or all of the Termination Value payments paid if we are able to successfully resell or redeploy the applicable Energy Servers following termination of the offtake agreement.
Energy Server Installation and Operation: The applicable PPA Entity is responsible for the installation, operation and maintenance of the Energy Servers. In performing such services, the PPA Entity is required to comply with all applicable laws and regulations, with all the requirements of any permits obtained for the Energy Servers, with any requirements of the interconnection agreement entered into with the local electric utility regarding such Energy Servers, and with any requirements agreed with the applicable end-customer in the offtake agreement (such as site access procedures, black-out periods, routine maintenance, etc.).
Take-Or-Pay Purchase Obligation: The end-customer is required to purchase all of the electricity generated by the Energy Servers for the duration of the offtake agreement. We perform an initial credit evaluation of our customer’s ability to pay under the PPA arrangements. Subsequently and on an at least annual basis, we re-evaluate and confirm the credit worthiness of our customers. Under our existing Power Purchase Agreement Programs, there are four customers that represent more than 10% of the total assets of our PPA Entities. The four customers include Delmarva, Home Depot, AT&T and Walmart. In the event that an end-customer is unwilling or unable to accept delivery of such electricity or fails to supply the necessary fuel to the Energy Servers (if applicable), the end-customer is required to make a payment to the PPA Entity for the amount of electricity that would have been delivered had the Energy Servers continued to operate.
Fuel Supply Obligation: In PPA I, fuel supply obligations are either the obligation of the PPA Entity or the end-customer on a case-by-case basis. In PPA II, the PPA entity is responsible for providing all required fuel to the Energy Servers and is reimbursed pursuant to the Delmarva Tariff so long as the Energy Servers maintain a specified operational efficiency. In the PPA IIIa, PPA IIIb, PPA IV and PPA V projects, the end-customers are required to provide all necessary fuel for the operation of the Energy Servers.
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
Efficiency Commitments: Where the end customer is responsible for delivering fuel to the Energy Servers, the offtake agreement includes Energy Server efficiency commitments. Generally, these consist of (i) an Efficiency Warranty, where the PPA Entity is obligated to repair or replace Energy Servers that fail to operate at or above a specified level of efficiency during any calendar month, and/or (ii) an Efficiency Guarantee, where the PPA Entity is obligated to make payments to the end-customer to cover the cost of procuring excess fuel if the Energy Servers fail to operate at or above a specified level of efficiency on a cumulative basis during the term of the offtake agreement. Where an Efficiency Guarantee is provided, the PPA Entity’s aggregate liability for payments is capped. In certain circumstances, we may negotiate modifications to the efficiency commitments with the end-customer, including different efficiency thresholds or providing for monetary payments under the Efficiency Warranty in lieu of or in addition to our obligation to repair or replace underperforming Energy Servers.
Output Commitments: Although our standard Bloom Electrons offering does not include a minimum output commitment to the end-user, exceptions may be negotiated on a case-by-case basis if we believe the opportunity justifies such exception. These output commitments are at an output level lesser than or equal to the level warranted by us to the PPA Entity under the O&M Agreement and provide either for a payment to the end-customer for the shortfall in electricity produced or for an end-customer termination right. In addition, where the end-user (as opposed to the PPA Entity) is entitled to the benefits of an incentive program that requires a minimum output level, the PPA Entity may agree to reimburse the end customer for any decrease in incentive payments resulting from the Energy Servers’ failure to operate at such minimum output level.
Defaults; Remedies: Defaults under the offtake agreements are typically limited to (i) bankruptcy events, (ii) unexcused failure to perform material obligations, and (iii) breaches of representations and warranties. Additional defaults may be negotiated on a case-by-case basis with end customers. The parties are generally afforded cure periods of at least 30 days to cure any such defaults. In the event of an uncured default by the PPA Entity, the end customer may terminate the offtake agreement either in whole or in part as to the Energy Server(s) affected by such default, and may seek other remedies afforded at law or in equity. In the event of an uncured default by the end customer, the PPA Entity may terminate the offtake agreement either in whole or in part as to the Energy Server(s) affected by such default, and may seek other remedies afforded at law or in equity; in addition, in the event an offtake agreement is terminated due to an end customer default, the end customer is obligated to make a termination value payment to the PPA Entity.
For further information about our PPA entities, see Note 12 - Power Purchase Agreement Programs, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Key Operating Metrics
In addition to the measures presented in the consolidated financial statements, we use the following key operating metrics to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions:

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

Key Operating Metrics - Three Months Ended September 30

	Three Months Ended September 30,				Change
	2018		2017		Amount		%

Product accepted during the period (in 100 kilowatt systems)	206		141		65		46.1%
Megawatts deployed as of period end	348	MW	277	MW	71	MW	25.6%
Product accepted increased approximately 65 systems, or 46.1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Acceptance volume increased as we installed more systems from backlog as demand increases for the Bloom Energy servers.
Megawatts deployed increased approximately 71 megawatts, or 25.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Acceptances achieved from September 30, 2017 to September 30, 2018 were added to our installed base and therefore, increased our megawatts deployed from 277 megawatts to 348 megawatts.

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Billings for product accepted in the period	$115,476	$56,876	$58,600	103.0%
Billings for installation on product accepted in the period	$27,596	$20,106	$7,490	37.3%
Billings for annual maintenance service agreements	$24,532	$23,689	$843	3.6%
Billings for product accepted increased approximately $58.6 million, or 103.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to three factors.
First, product accepted increased approximately 65 systems, or 46.1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Second, ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, so our billings for product accepted in 2017 did not include the benefit of ITC. Due to the reinstatement of ITC in 2018, billings for product accepted now includes the benefit of ITC. For the three months ended September 30, 2018, billings for product accepted included $26.9 million of benefit from ITC.
Third, the adoption of customer personalized applications, such as batteries and grid-independent solutions, increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Products that incorporate these personalized applications have, on average, a higher billings rate than our standard platform products that do not incorporate these personalized applications.
Billings for installation on product accepted increased $7.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Although product acceptances in the period increased 46.1%, billings for installation on product accepted increased 37.3% due to the mix in installation billings driven by site complexity, size, customer purchase option and personalized applications.
When we analyze changes between the three months ended September 30, 2018 and 2017, we take into account the impact of the ITC that was available in 2018 as a result of the reinstatement of the ITC. The effect of the reinstatement of ITC was higher billings in the periods eligible for ITC. ITC was extended through December 2021. For the three months ended September 30, 2018, the combined total billings for product and installation accepted was $143.1 million, an increase of 85.9% from the billings for product and installation accepted combined of $77.0 million for the three months ended September 30, 2017. The increase was significantly greater than the 46.1% increase in associated acceptances during the same periods due to the reinstatement of the ITC in 2018.
Billings for annual maintenance service agreements increased approximately $0.8 million, or 3.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was driven by the billings for new annual maintenance service agreement renewals as a result of a greater number of megawatts deployed.

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

Product costs of product accepted in the period	$3,351/kW	$3,386/kW	$(35)/kW	(1.0)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$6,300	$7,152	$(852)	(11.9)%
Installation costs on product accepted in the period	$1,713/kW	$1,263/kW	$450/kW	35.6%
Product costs of product accepted decreased approximately $35 per kilowatt, or 1.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease in cost is primarily driven by our ongoing cost reduction efforts to reduce material costs, labor and overhead through improved automation of our manufacturing facilities, our better facility utilization and our ongoing material cost reduction programs with our vendors. The reduction in material, labor and overhead cost for the standard platform product was partially offset by the increased adoption of customer personalized applications for the three months ended September 30, 2018. These customer personalized applications have a higher product cost on a per unit basis.
Period costs of manufacturing related expenses decreased approximately $0.9 million, or 11.9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.
Installation costs on product accepted increased approximately $450 per kilowatt, or 35.6%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, etc. As such, installation on a per kW basis can vary significantly from period-to-period.  In addition, some customers do their own installation for which we have little to no installation cost.

Key Operating Metrics - Nine Months Ended September 30

	Nine Months Ended September 30,				Change
	2018		2017		Amount		%

Product accepted during the period (in 100 kilowatt systems)	552		421		131		31.1%
Megawatts deployed as of period end	348	MW	277	MW	71	MW	25.6%
Product accepted increased approximately 131 systems, or 31.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Acceptance volume increased as we installed more systems from backlog as demand increases for the Bloom Energy servers.
Megawatts deployed increased approximately 71 megawatts, or 25.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Acceptances achieved from September 30, 2017 to September 30, 2018 were added to our installed base and therefore, increased our megawatts deployed from 277 megawatts to 348 megawatts, respectively.

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Billings for product accepted in the period	$344,172	$169,456	$174,716	103.1%
Billings for installation on product accepted in the period	$65,294	$68,936	($3,642)	(5.3)%
Billings for annual maintenance services agreements	$57,813	$56,752	$1,061	1.9%

Billings for product accepted increased approximately $175 million, or 103.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to three factors.
First, product accepted increased approximately 131 systems, or 31.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Second, ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, so our billings for product accepted for the nine months ended September 30, 2017 only included $1.3 million in benefit from ITC. Due to the reinstatement of ITC in 2018, billings for product accepted now includes the benefit of ITC. For the nine months ended September 30, 2018, billings for product accepted includes $112.9 million in benefits from ITC, of which $45.1 million was retroactive ITC for 2017 acceptances.
Third, the adoption of customer personalized applications, such as batteries and grid-independent solutions, increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Products that incorporate these personalized applications have, on average, a higher billings rate than our standard platform products that do not incorporate these personalized applications.
Billings for installation on product accepted decreased $3.6 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Although product acceptances in the period increased 31.1%, billings for installation on product accepted decreased due to the mix in installation billings driven by site complexity, size, customer purchase option and one large customer in particular in the nine months ended September 30, 2018 where the installation was performed by the customer and therefore, we did not have any installation billing for that customer.
When we analyze changes between the nine months ended September 30, 2018 and 2017, we take into account the impact of ITC that was available in 2018 as a result of the reinstatement of the ITC. The effect of the reinstatement of ITC was higher billings in the periods eligible for ITC. ITC was extended through December 2021. For the nine months ended September 30, 2018, the combined total for billings for product and installation accepted was $409.5 million, an increase of 71.8% from the billings for product and installation accepted combined of $238.4 million for the nine months ended September 30, 2017. The increase was significantly greater than the 31.1% increase in associated acceptances during the same periods due to the reinstatement of the ITC in 2018.
Billings for annual maintenance service agreements increased $1.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was driven by the billings for new annual maintenance service agreement renewals as a result of a greater number of megawatts deployed.

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

Product costs of product accepted in the period	$3,546/kW	$3,457/kW	$89/kW	2.6%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$20,103	$23,263	$(3,160)	(13.6)%
Installation costs on product accepted in the period	$1,439/kW	$1,481/kW	$(42)/kW	(2.8)%
Product costs of product accepted increased approximately $89 per kilowatt, or 2.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase in cost is primarily due to the increased adoption of customer personalized applications for the nine months ended September 30, 2018. These customer personalized applications have a higher product cost on a per unit basis. In additoin, a one-time impact of $170 per kilowatt was also included in the product cost of product accepted for the nine months ended September 30, 2018, which was associated with supplier agreements that required us to forfeit previously negotiated discounts if ITC was renewed.
Period costs of manufacturing related expenses decreased approximately $3.2 million, or 13.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.

Installation costs on product accepted decreased approximately $42 per kilowatt, or 2.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, etc. As such, installation on a per kW basis can vary significantly from period-to-period.  In addition, some customers do their own installation for which we have little to no installation cost.

Results of Operations
Revenue
We primarily recognize revenue from the sale and installation of Energy Servers, by providing services under maintenance contracts and from electricity sales to our PPA Entities.
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
Gross Profit (Loss)
Gross profit (loss) has been and will continue to be affected by a variety of factors, including the sales price of our products, manufacturing costs, the costs to maintain the systems in the field, the mix of financing options used and the mix of revenue between product, service and electricity. We expect our gross profit to fluctuate over time depending on the factors described above.
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
Sales and Marketing
Sales and marketing expense consists primarily of personnel costs, including commissions. We expense commission costs as earned. Sales and marketing expense also includes costs for market development programs, promotional and other marketing costs, travel costs, office equipment and software, depreciation, professional services and allocated facilities costs. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations and as we expand our international presence, and we expect our sales and marketing expense to fluctuate as a percentage of total revenue.
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
Stock-Based Compensation
We typically record stock-based compensation expense under the straight-line attribution method over the vesting term, which is generally four years, and record stock-based compensation expense for performance based awards using the graded-vesting method. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Stock-based compensation expense is recorded in the consolidated statements of operations based on the employees’ respective function.

Interest Expense
Interest expense primarily consists of interest charges associated with our secured line of credit, long-term debt facilities, financing obligations and capital lease obligations. We expect interest charges to decrease as a result of pay-downs of the debt obligations over the course of the debt arrangements.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains or losses associated with foreign currency fluctuations, net and of income earned on our cash and cash equivalents holdings in interest-bearing accounts. We have historically invested our cash in money-market funds.
Gain (Loss) on Revaluation of Warrant Liabilities
Warrants issued to investors and lenders that allow them to acquire our convertible preferred stock have been classified as liability instruments on our balance sheet. We record any changes in the fair value of these instruments between reporting dates as a separate line item in our statement of operations. As some of the warrants issued are mandatorily convertible to common stock subsequent to the completion of our IPO, the liability related to these mandatorily converted warrants will be eliminated and total gains and losses for on revaluation of warrant liabilities will be substantially reduced.
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
Net Income (Loss) Attributable to Noncontrolling Interests
We allocate profits and losses to the noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as our Investment Company structure. Net income (loss) attributable to noncontrolling interests is deducted from our net income (loss) in determining our net income (loss) attributable to common stockholders.
Results of Operations - Three Months Ended September 30
Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Product	$125,690	$45,255	$80,435	177.7%
Installation	29,690	14,978	14,712	98.2%
Service	20,751	19,511	1,240	6.4%
Electricity	14,059	14,021	38	0.3%
Total revenue	$190,190	$93,765	$96,425	102.8%
Total Revenue
Total revenue increased approximately $96.4 million, or 102.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. There were four principal drivers of this revenue increase.
First, product acceptances increased approximately 65 systems, or 46.1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Second, we achieved a significantly higher mix of orders from customers where revenue is recognized on acceptance compared to revenue from the Bloom Electrons and managed services financing programs where revenue is recognized over the term of the agreement. In the three months ended September 30, 2018, we recognized 100% of our orders at acceptance, whereas only 86% of total acceptances in the three months ended September 30, 2017 were recognized at acceptance. The balance of the acceptances were managed services orders and as a result, the related revenue was recognized over the term of the agreement.
Third, the ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, however, our revenue in 2018 includes the benefit of the reinstatement. The total revenue for the three months ended September 30, 2018 included $34.5 million of benefit from ITC, whereas the total revenue for the three months ended September 30, 2017 included $2.4 million of benefit, thus an increase in benefit from ITC to revenue of $32.1 million compared to the same period in 2017.
Lastly, the adoption of customer personalized applications, such as batteries and grid-independent solutions, increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Customer orders that include these personalized applications have, on average, higher revenue than our standard orders that do not include these personalized applications.
Product Revenue
Product revenue increased approximately $80.4 million, or 177.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was driven by the increase in acceptances, a higher mix of orders where revenue is recognized on acceptance, the ITC reinstatement and an increase in the sales of customer personalized applications.
Installation Revenue
Installation revenue increased approximately $14.7 million, or 98.2%, from $15.0 million for the three months ended September 30, 2017 to $29.7 million for the three months ended September 30, 2018. This increase was driven by the increase in acceptances, a higher mix of orders where revenue is recognized on acceptance and an increase in the sales of customer personalized applications where installation costs tend to be higher.
Product and Installation Revenue Combined
Product and installation revenue combined increased approximately $95.1 million, or 158.0%, to $155.4 million for the three months ended September 30, 2018 from $60.2 million for the three months ended September 30, 2017. Depending on the customer purchase option elected by our customers, the product, installation and electricity revenue for that contract will either be recognized up front at acceptance or ratably over the life of the contract. The ratable portion of the product and installation revenue increased approximately $0.1 million to $6.8 million for the three months ended September 30, 2018 from $6.7 million for the three months ended September 30, 2017. This minor increase was due to managed services order acceptances occurring during the three months ended September 30, 2017, whereas there would be a full three months of ratable revenue on those orders during the three months ended September 20, 2018.
The upfront portion of the product and install revenue increased approximately $95.1 million to $148.6 million for the three months ended September 30, 2018 from $53.5 million for the three months ended September 30, 2017. This increase in upfront product and install revenue was primarily due to the increase in upfront acceptances to 206 in the three months ended September 30, 2018 from 141 in the three months ended September 30, 2017. The upfront product and install average selling price increased to $7,231 per kilowatt for the three months ended September 30, 2018, from $4,406 per kilowatt for the three months ended September 30, 2017, primarily driven by the reinstatement of the ITC benefit and the increased sales of customer personalized applications.
Service Revenue
Service revenue increased approximately $1.2 million, or 6.4%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our increase in total megawatts deployed.
Electricity Revenue
Electricity revenue increased approximately 0.3% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to normal fluctuations in system performance.

Cost of Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue:
Product	$95,357	$53,923	$41,434	76.8%
Installation	40,118	14,696	25,422	173.0%
Service	22,651	30,058	(7,407)	(24.6)%
Electricity	8,679	10,178	(1,499)	(14.7)%
Total cost of revenue	$166,805	$108,855	$57,950	53.2%
Total Cost of Revenue
Total cost of revenue increased approximately $58.0 million, or 53.2%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Included as a component of total cost of revenue, stock-based compensation increased approximately $14.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Total cost of revenue, excluding stock-based compensation, increased approximately $43.7 million, or 40.9%, to $150.6 million for the three months ended September 30, 2018 compared to $106.9 million for the three months ended September 30, 2017. This increase in total cost of revenue was primarily attributable to higher product and install cost of revenue which was driven by an increase in the volume of product acceptances and a higher mix of orders with customers in which cost of revenue is recognized on acceptance. Additionally, there was an increase in the sales of customer personalized applications for the three months ended September 30, 2018, which tend to have higher installation costs, and therefore, an increase in cost of product and install revenue. This increase in product and install cost of revenue was partially offset by lower service and electricity cost of revenue.
Cost of Product Revenue
Cost of product revenue increased approximately $41.4 million, or 76.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was driven by the increase in acceptances, a higher mix of orders where cost of revenue is recognized on acceptance and an increase cost from the sales of customer personalized applications.
Cost of Installation Revenue
Cost of installation revenue increased approximately $25.4 million, or 173.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was driven by an increase in acceptances and a higher mix of orders where cost of revenue is recognized on acceptance. In addition, cost of installation revenue is impacted by the mix in product acceptances driven by site complexity, size, customer purchase option and personalized applications sold. The adoption of customer personalized applications increased for the three months ended September 30, 2018, as mentioned above. These customer personalized applications also have a higher install cost.
Cost of Product Revenue and Cost of Installation Revenue Combined
Combined product and installation cost of revenue increased approximately $66.9 million, or 97.4%, to $135.5 million for the three months ended September 30, 2018, from $68.6 million for the three months ended September 30, 2017. The ratable portion of the product and installation cost of revenue increased approximately $0.3 million to $4.9 million for the three months ended September 30, 2018, from $4.6 million for the three months ended September 30, 2017. This increase was due to the increase in ratable acceptances through 2017 which would now have a full three months of product and installation costs recognized in the three months ended September 30, 2018. Product and installation cost of revenue increased approximately $12.8 million to $14.5 million for the three months ended September 30, 2018 from $1.7 million for the three months ended September 30, 2017. The remaining upfront portion of the product and installation cost of revenue, excluding stock based compensation, increased approximately $53.8 million to $116.1 million for the three months ended September 30, 2018 from $62.3 million for the three months ended September 30, 2017. This increase in upfront product and installation cost of revenue was primarily due to the increase in upfront acceptances to 206 in the three months ended September 30, 2018 from 141 in the three months ended September 30, 2017. The upfront product and installation average cost of revenue on a per kilowatt basis, also described as total install system cost (TISC) increased to $5,648 per kilowatt for the three months ended September 30,

2018 from $5,125 per kilowatt for the three months ended September 30, 2017. The increase was primarily driven by the increase in the sales of customer personalized applications which have a higher per unit cost.
Cost of Service Revenue
Cost of service revenue decreased approximately $7.4 million, or 24.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This improvement was primarily due to a lower number of required power module replacements as a result of the longer lives of our Energy Servers.
Cost of Electricity Revenue
Cost of electricity revenue decreased approximately $1.5 million, or 14.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 mainly due to a gain recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.
Gross Profit (Loss)

	Three Months Ended September 30,		Change
	2018	2017

	(dollars in thousands)
Gross Profit (Loss):
Product	$30,333	$(8,668)	$39,001
Installation	(10,428)	282	(10,710)
Service	(1,900)	(10,547)	8,647
Electricity	5,380	3,843	1,537
Total Gross Profit (Loss)	$23,385	$(15,090)	$38,475

Gross Margin
Product	24%	(19)%
Installation	(35)%	2%
Service	(9)%	(54)%
Electricity	38%	27%
Total Gross Margin	12%	(16)%
Total Gross Profit
Gross profit improved $38.5 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This improvement was generally as a result of higher product margins due to the increase in product acceptances, a higher mix of orders recognized at acceptance and the renewal of the ITC.
Product Gross Profit
Product gross profit increased $39.0 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was due to the increase in product acceptances, a higher mix of orders recognized at acceptance and the renewal of ITC.
Installation Gross Loss
Installation gross loss increased $10.7 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was due to higher installation costs from the early installations of the new customer personalized applications. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, as well as the size of each installation, which can cause variability in installation costs from quarter-to-quarter.

Service Gross Loss
Service gross loss improved $8.6 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This improvement was driven by lower cost of service revenue primarily due to a lower number of required power module replacements as a result of the longer lives of our Energy Servers.
Electricity Gross Profit
Electricity gross profit increased $1.5 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to normal fluctuations in system performance.
Operating Expenses

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Research and development	$27,021	$12,374	$14,647	118.4%
Sales and marketing	21,476	6,561	14,915	227.3%
General and administrative	40,999	13,652	27,347	200.3%
Total operating expenses	$89,496	$32,587	$56,909	174.6%
Total Operating Expenses
Total operating expenses increased $56.9 million, or 174.6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Included as a component of total operating expenses, stock-based compensation expenses increased approximately $49.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The majority of this increase was due to new RSU grants. A large percentage of our employees were underwater with respect to their equity compensation.  This provided us with a market equity employee retention vehicle necessary for and in line with our competition for talent in the Silicon Valley. Total operating expenses, excluding stock-based compensation, increased approximately $7.2 million, or 26.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to compensation related expenses related to hiring new employees.
Research and Development
Research and development expenses increased approximately $14.6 million, or 118.4%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Included as a component of research and development expenses, stock-based compensation expenses increased approximately $13.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The majority of this increase was due to new RSU grants explained within total operating expenses above. Total research and development expenses, excluding stock-based compensation, increased approximately $0.9 million, or 7.9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to compensation related expenses related to hiring new employees and investments in next generation technology development.
Sales and Marketing
Sales and marketing expenses increased approximately $14.9 million, or 227.3%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Included as a component of sales and marketing expenses, stock-based compensation expenses increased approximately $11.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The majority of this increase was due to new RSU grants explained within total operating expenses above. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $3.0 million, or 54.3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to compensation related expenses related to hiring new employees and expenses related to expanding the market and driving new customer financing partners.
General and Administrative
General and administrative expenses increased approximately $27.3 million, or 200.3%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Included as a component of general and administrative expenses, stock-based compensation expenses increased approximately $24.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The majority of this increase was due to new RSU grants explained within total operating expenses above. Total general and administrative expenses, excluding stock-based compensation, increased approximately $3.3 million, or 32.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in general and administrative expenses was due to an increase in hiring new employees, public company readiness, legal and information technology related expenses.
Stock-Based Compensation

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$16,156	$1,906	$14,250	747.6%
Research and development	15,127	1,354	13,773	1,017.2%
Sales and marketing	12,900	1,002	11,898	1,187.4%
General and administrative	27,494	3,424	24,070	703.0%
Total stock-based compensation	$71,677	$7,686	$63,991	832.6%
Total stock-based compensation increased $64.0 million, or 832.6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. A large percentage of our employees were underwater with respect to their equity compensation. Of the $71.7 million in stock based compensation for the three months ended September 30, 2018, approximately $40.0 million was related to these RSU grants. This provided us with a market equity employee retention vehicle necessary for and in line with our competition for talent in the Silicon Valley.
Other Income and Expense

	Three Months Ended September 30,		Change
	2018	2017

	(dollars in thousands)
Interest expense	$(18,819)	$(28,899)	$10,080
Other income (expense), net	762	(40)	802
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	1,655	572	1,083
Total other expense	$(16,402)	$(28,367)	$11,965
Total Other Income and Expense
Total other expense decreased $12.0 million, or 42.2%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease was primarily due to the decrease in interest expense.
Interest Expense
Interest expense decreased $10.1 million, or 34.9%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease was primarily due to the lower amortization expense of our debt derivatives and due to the conversion of the 8% Notes to equity at the time of the IPO.
Other Income (Expense)
Other income increased $0.8 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was due to an increase in interest income of $1.2 million, offset by foreign currency translation expenses of $0.4 million.
Revaluation of Warrant Liabilities and Embedded Derivatives
For the three months ended September 30, 2018, the gain on revaluation of warrant liabilities and embedded derivatives increased $1.1 million compared to the three months ended September 30, 2017. Changes in the valuation of the conversion feature derivative is dependent on changes in the value of our common stock.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$(3)	$314	$(317)	(101.0)%
Income tax provision decreased approximately $317,000 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(3,931)	$(4,527)	$596	13.2%
Total loss attributable to noncontrolling interests decreased $0.6 million, or 13.2%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Net Loss Attributable to Common Shareholders

	Three Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Net loss attributable to Class A and Class B common stockholders	$(78,579)	$(71,831)	$(6,748)	(9.4)%
Net loss attributable to common shareholders increased $6.7 million, or 9.4%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Included as a component of net loss attributable to common shareholders, stock-based compensation expense increased approximately $64.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net loss attributable to common shareholders, excluding stock-based compensation, decreased approximately $57.2 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This change was driven by the improvement in gross profit and interest expenses, partially offset by increased operating expenses.

Reconciliation of GAAP to Non-GAAP Measurement of Income and Expense
Presented above for the three months ended September 30, 2018 and 2017 are non-GAAP results of operations which exclude stock-based compensation from our GAAP results of operations. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry.
The following table reconciles our GAAP results of operations to our non-GAAP presentation:

	Three months ended September 30,
	2018			2017
	GAAP	Stock-Based Compensation	Non-GAAP	GAAP	Stock-Based Compensation	Non-GAAP
Revenue
Product	$125,690	$—	$125,690	$45,255	$—	$45,255
Installation	29,690	—	29,690	14,978	—	14,978
Service	20,751	—	20,751	19,511	—	19,511
Electricity	14,059	—	14,059	14,021	—	14,021
Total revenue	190,190	—	190,190	93,765	—	93,765
Cost of revenue
Product	95,357	12,276	83,081	53,923	1,497	52,426
Installation	40,118	2,238	37,880	14,696	227	14,469
Service	22,651	1,642	21,009	30,058	182	29,876
Electricity	8,679	—	8,679	10,178	—	10,178
Total cost of revenue	166,805	16,156	150,649	108,855	1,906	106,949
Gross profit (loss)	23,385	(16,156)	39,541	(15,090)	(1,906)	(13,184)
Operating expenses
Research and development	27,021	15,127	11,894	12,374	1,354	11,020
Sales and marketing	21,476	12,900	8,576	6,561	1,002	5,559
General and administrative	40,999	27,494	13,505	13,652	3,424	10,228
Total operating expenses	89,496	55,521	33,975	32,587	5,780	26,807
Income (loss) from operations	(66,111)	(71,677)	5,566	(47,677)	(7,686)	(39,991)
Interest expense	(18,819)	—	(18,819)	(28,899)	—	(28,899)
Other income (expense), net	762	—	762	(40)	—	(40)
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	1,655	—	1,655	572	—	572
Net loss before income taxes	(82,513)	(71,677)	(10,836)	(76,044)	(7,686)	(68,358)
Income tax provision (benefit)	(3)	—	(3)	314	—	314
Net loss	$(82,510)	$(71,677)	$(10,833)	$(76,358)	$(7,686)	$(68,672)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,931)	—	(3,931)	(4,527)	—	(4,527)
Net loss attributable to Class A and Class B common stockholders	$(78,579)	$(71,677)	$(6,902)	$(71,831)	$(7,686)	$(64,145)

Results of Operations - Nine Months Ended September 30
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Product	$355,651	$112,855	$242,796	215.1%
Installation	70,053	41,625	28,428	68.3%
Service	60,633	56,977	3,656	6.4%
Electricity	42,095	41,288	807	2.0%
Total revenue	$528,432	$252,745	$275,687	109.1%
Total Revenue
Total revenue increased approximately $275.7 million, or 109.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. There were four principal drivers of this revenue increase.
First, product acceptances increased approximately 131 systems, or 31.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Second, we achieved a significantly higher mix of orders from customers where revenue is recognized on acceptance compared to revenue from the Bloom Electrons and managed services financing programs where revenue is recognized over the term of the agreement. In the nine months ended September 30, 2018, we recognized 100.0% of our orders at acceptance whereas only 71.0% of total acceptances in the nine months ended September 30, 2017 were recognized at acceptance. The balance of the acceptances were managed services orders and as a result, the related revenue was recognized over the term of the agreement.
Third, the ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, however, our revenue in 2018 includes the benefit of the reinstatement. The total revenue for the nine months ended September 30, 2018 included $125.7 million of benefit from ITC whereas the total revenue for the nine months ended September 30, 2017 included $7.2 million of benefit, thus an increase in benefit to revenue from ITC of $118.5 million compared to the same period in 2017. The $125.7 million benefit of ITC in the nine months ended September 30, 2018 included $45.5 million benefit of the retroactive ITC for 2017 acceptances.
Lastly, the adoption of customer personalized applications, such as batteries and grid-independent solutions, increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Customer orders that include these personalized applications have, on average, higher revenue than our standard orders that do not include these personalized applications.
Product Revenue
Product revenue increased approximately $242.8 million, or 215.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was driven by the increase in acceptances, higher mix of orders where revenue is recognized on acceptance, the ITC reinstatement, and an increase in the sales of customer personalized applications.
Installation Revenue
Installation revenue increased approximately $28.4 million, or 68.3%, from $41.6 million for the nine months ended September 30, 2017 to $70.1 million for the nine months ended September 30, 2018. This increase was driven by the increase in acceptances, higher mix of orders where revenue is recognized on acceptance, and increase in the sales of customer personalized applications, partially offset by the lower installation revenue associated with one large customer in the nine months ended September 30, 2018 where the installation was performed by the customer and as a result, we did not have any installation revenue for that customer.
Service Revenue
Service revenue increased approximately $3.7 million, or 6.4% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was primarily due to the increase in the number of annual maintenance contract renewals driven by the increase in total megawatts deployed.
Electricity Revenue
Electricity revenue increased approximately $0.8 million, or 2.0%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to an increase in energy produced by the PPA entities' Energy Servers.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue:
Product	$246,514	$140,323	$106,191	75.7%
Installation	87,655	42,996	44,659	103.9%
Service	66,164	69,585	(3,421)	(4.9)%
Electricity	28,277	29,935	(1,658)	(5.5)%
Total cost of revenue	428,610	282,839	145,771	51.5%
Gross profit (loss)	$76,437	$(15,004)	$91,441
Total Cost of Revenue
Total cost of revenue increased approximately $145.8 million, or 51.5%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Included as a component of total cost of revenue, stock-based compensation increased approximately $14.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Total cost of revenue, excluding stock-based compensation, increased approximately $131.3 million, or 47.3%, to $408.6 million for the nine months ended September 30, 2018 compared to $277.3 million for the nine months ended September 30, 2017. This increase in total cost of revenue was primarily attributable to higher product and install cost of revenue which was driven by an increase in the volume of product acceptances and a higher mix of orders with customers in which cost of revenue is recognized on acceptance. Additionally there was an increase in the sales of customer personalized applications for the nine months ended September 30, 2018 and therefore, an increase in cost of revenue.
Cost of Product Revenue
Cost of product revenue increased approximately $106.2 million, or 75.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was driven by the increase in acceptances, higher mix of orders where cost of revenue is recognized on acceptance and increased costs from the sales of customer personalized applications. Additionally, a one-time impact of $9.4 million was included in the cost of product revenue for the nine months ended September 30, 2018 which was associated with supplier agreements that required us to forfeit previously negotiated contractual discounts upon renewal of the ITC, which occurred at the start of the year.
Cost of Installation Revenue
Cost of installation revenue increased approximately $44.7 million, or 103.9%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was driven by the increase in acceptances, higher mix of orders where cost of revenue is recognized on acceptance, and increased costs from the sales of customer personalized applications, partially offset by the lower cost of installation associated with one large customer in the nine months ended September 30, 2018 where the installation was performed by the customer and as a result, we did not have any installation cost for that customer.

Cost of Service Revenue
Cost of service revenue decreased approximately $3.4 million, or 4.9%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This improvement was primarily due to a lower number of required power module replacements as a result of the longer lives of our Energy Servers.
Cost of Electricity Revenue
Cost of electricity revenue decreased approximately $1.7 million, or 5.5%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, mainly due to a gain recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.
Gross Profit (Loss)

	Nine Months Ended September 30,		Change
	2018	2017

	(dollars in thousands)
Gross Profit (Loss):
Product	$109,137	$(27,468)	$136,605
Installation	(17,602)	(1,371)	(16,231)
Service	(5,531)	(12,608)	7,077
Electricity	13,818	11,353	2,465
Total Gross Profit (Loss)	$99,822	$(30,094)	$129,916

Gross Margin
Product	31%	(24)%
Installation	(25)%	(3)%
Service	(9)%	(22)%
Electricity	33%	27%
Total Gross Margin	19%	(12)%
Total Gross Profit
Gross profit improved $129.9 million, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This improvement was generally as a result of higher product margins due to the increase in product acceptances, a higher mix of orders recognized at acceptance and the renewal of the ITC.
Product Gross Profit
Product gross profit increased $136.6 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was due to the increase in product acceptances, a higher mix of orders recognized at acceptance (versus ratable) and the renewal of the ITC.
Installation Gross Loss
Installation gross loss increased $16.2 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase in loss was due to higher installation costs from the initial installations with the new customer personalized applications. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, as well as the size of each installation, which can cause variability in installation costs from quarter-to-quarter.
Service Gross Loss
Service gross loss improved $7.1 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This improvement was primarily due to a lower number of required power module replacements as a result of the longer lives of our Energy Servers.

Electricity Gross Profit
Electricity gross profit increased $2.5 million, or 12.3% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to normal fluctuations in system performance.
Operating Expenses

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Research and development	$56,165	$35,965	$20,200	56.2%
Sales and marketing	37,992	23,069	14,923	64.7%
General and administrative	71,346	40,856	30,490	74.6%
Total operating expenses	$165,503	$99,890	$65,613	65.7%
Total Operating Expenses
Total operating expenses increased $65.6 million, or 65.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Included as a component of total operating expenses, stock-based compensation expenses increased approximately $50.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Total operating expenses, excluding stock-based compensation, increased approximately $15.0 million, or 18.0%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to compensation related expenses related to hiring new employees, investments for next generation technology development, and expenses related to expanding the market and driving new customer financing partners.
Research and Development
Research and development expenses increased approximately $20.2 million, or 56.2%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Included as a component of research and development expenses, stock-based compensation expenses increased approximately $14.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The majority of this increase was due to stock-based compensation expenses related to the new RSU grants made at the time of the IPO. Total research and development expenses, excluding stock-based compensation, increased approximately $5.8 million, or 18.0%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to compensation-related expenses related to hiring new employees and investments in next generation technology development.
Sales and Marketing
Sales and marketing expenses increased approximately $14.9 million, or 64.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Included as a component of sales and marketing expenses, stock-based compensation expenses increased approximately $11.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The majority of this increase was due to stock-based compensation expenses related to the new RSU grants made at the time of the IPO. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $3.5 million, or 17.9%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to expanding the market and driving new customer financing partners.
General and Administrative
General and administrative expenses increased approximately $30.5 million, or 74.6%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Included as a component of general and administrative expenses, stock-based compensation expenses increased approximately $24.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The majority of this increase was due to stock-based compensation expenses related to the new RSU grants made at the time of the IPO. Total general and administrative expenses, excluding stock-based compensation, increased approximately $5.8 million, or 18.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in general and administrative expenses was due to an increase in hiring, public company readiness, legal and information technology related expenses.

Stock-Based Compensation

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$20,025	$5,543	$14,482	261.3%
Research and development	18,504	4,060	14,444	355.8%
Sales and marketing	15,066	3,622	11,444	316.0%
General and administrative	33,856	9,124	24,732	271.1%
Total stock-based compensation	$87,451	$22,349	$65,102	291.3%
Total stock-based compensation increased $65.1 million, or 291.3%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Of the $87.5 million in stock based compensation for the nine months ended September 30, 2018, approximately $40.0 million was related to these RSU grants. This provided us with a market equity employee retention vehicle necessary and in line with our competition for talent in the Silicon Valley.
Other Income and Expense

	Nine Months Ended September 30,		Change
	2018	2017

	(in thousands)
Interest expense	$(68,023)	$(78,816)	$10,793
Other income (expense), net	692	93	599
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	(21,576)	119	(21,695)
Total	$(88,907)	$(78,604)	$(10,303)
Total Other Expense
Total other expense increased $10.3 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to the increase in the loss on revaluation of the warrant liabilities and embedded derivatives.
Interest Expense
Interest expense decreased $10.8 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease was primarily due to lower amortization expense of our debt derivatives and due to the conversion of a portion of our debt into equity at the time of the IPO.
Other Income (Expense)
Other income increased $0.6 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This change was primarily due to an increase in interest income, partially offset by foreign currency translation.
Revaluation of Warrant Liabilities and Embedded Derivatives
For the nine months ended September 30, 2018, the loss on revaluation of warrant liabilities and embedded derivatives increased $21.7 million when compared to the nine months ended September 30, 2017. This was due to an increase in our derivative valuation adjustment of $21.7 million, which is driven by the Company's valuation at the end of the period. Our convertible preferred stock warrants were converted upon the completion of the IPO. At that time, the convertible preferred stock warrant liability was reclassified to additional paid-in capital. Upon the IPO, the final valuation of the conversion feature was calculated as of the date of the IPO and was reclassified from a derivative liability to additional paid-in capital.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Income tax provision	$458	$756	$(298)	(39.4)%
Income tax provision decreased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Income (Loss) Attributable to Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(13,074)	$(14,506)	$1,432	9.9%
Total loss attributable to noncontrolling interests decreased $1.4 million, or 9.9%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The net loss decreased due to the allocation of the Company's lower net loss using HLBV allocation methodology.
Net Loss Attributable to Common Shareholders

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Net loss attributable to Class A and Class B common stockholders	$(141,972)	$(194,838)	$52,866	27.1%
Net loss attributable to common shareholders increased $52.9 million, or 27.1%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Included as a component of net loss attributable to common shareholders, stock-based compensation expense increased approximately $65.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The majority of this increase was due to new RSU grants. A large percentage of our employees were underwater with respect to their equity compensation.  As a result, we granted RSUs to those affected for the difference in strike price and the IPO price. This provided us with a market equity employee retention vehicle necessary for and in line with our competition for talent in the Silicon Valley. Net loss attributable to common shareholders, excluding stock-based compensation, decreased approximately $118.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This improvement was driven by the improvement in gross profit, partially offset by the increased loss on the revaluation of warrant liabilities and embedded derivatives.

Reconciliation of GAAP to Non-GAAP Measurement of Income and Expense
Presented above for the nine months ended September 30, 2018 and 2017 are non-GAAP results of operations which exclude stock-based compensation from our GAAP results of operations. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry.
The following table reconciles our GAAP results of operations to our non-GAAP presentation:

	Nine Months Ended September 30,
	2018			2017
	GAAP	Stock-Based Compensation	Non-GAAP	GAAP	Stock-Based Compensation	Non-GAAP
Revenue
Product	$355,651	$—	$355,651	$112,855	$—	$112,855
Installation	70,053	—	70,053	41,625	—	41,625
Service	60,633	—	60,633	56,977	—	56,977
Electricity	42,095	—	42,095	41,288	—	41,288
Total revenue	528,432	—	528,432	252,745	—	252,745
Cost of revenue
Product	246,514	15,194	231,320	140,323	4,403	135,920
Installation	87,655	2,813	84,842	42,996	595	42,401
Service	66,164	2,018	64,146	69,585	545	69,040
Electricity	28,277	—	28,277	29,935	—	29,935
Total cost of revenue	428,610	20,025	408,585	282,839	5,543	277,296
Gross profit (loss)	99,822	(20,025)	119,847	(30,094)	(5,543)	(24,551)
Operating expenses
Research and development	56,165	18,504	37,661	35,965	4,060	31,905
Sales and marketing	37,992	15,066	22,926	23,069	3,622	19,447
General and administrative	71,346	33,856	37,490	40,856	9,124	31,732
Total operating expenses	165,503	67,426	98,077	99,890	16,806	83,084
Income (loss) from operations	(65,681)	(87,451)	21,770	(129,984)	(22,349)	(107,635)
Interest expense	(68,023)	—	(68,023)	(78,816)	—	(78,816)
Other income (expense), net	692	—	692	93	—	93
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	(21,576)	—	(21,576)	119	—	119
Net loss before income taxes	(154,588)	(87,451)	(67,137)	(208,588)	(22,349)	(186,239)
Income tax provision (benefit)	458	—	458	756	—	756
Net loss	$(155,046)	$(87,451)	$(67,595)	$(209,344)	$(22,349)	$(186,995)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(13,074)	—	(13,074)	(14,506)	—	(14,506)
Net loss attributable to Class A and Class B common stockholders	$(141,972)	$(87,451)	$(54,521)	$(194,838)	$(22,349)	$(172,489)

Liquidity and Capital Resources
As of September 30, 2018, we had an accumulated deficit of approximately $2.5 billion. We have financed our operations, including the costs of acquisition and installation of Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our preferred and common stock, debt financings and cash generated from our operations. As of September 30, 2018, we had $789.0 million of total outstanding debt and long term liabilities. See Note 6 - Outstanding Loans and Security Agreements for a complete description of our outstanding debt. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents and short-term investments of $400.0 million and $130.6 million, respectively.
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
In July 2018, we successfully completed an initial public stock offering with the sale of approximately 20,700,000 shares of our Class A common stock at a price of $15.00 per share, resulting in cash proceeds of $282.3 million, net of underwriting discounts, commissions and estimated offering costs. We intend to use the net proceeds from this offering for general corporate purposes including research and development and sales and marketing activities, general and administrative matters and capital expenditures.
Cash Flows - Nine Months Ended September 30
Overview
A summary of the sources and uses of cash, cash equivalents and restricted cash for the Company for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017

Net cash provided by (used in):
Operating activities	$(13,648)	$(65,099)	$51,451
Investing activities	15,423	(31,128)	46,551
Financing activities	261,839	70,248	191,591
Net cash provided by (used in)	$263,614	$(25,979)	$289,593
In the nine months ended September 30, 2018, we generated cash of $263.6 million. In the nine months ended September 30, 2017, we used cash of $26.0 million. In the nine months ended September 30, 2018, cash used in operating activities decreased (improved) by $51.5 million to cash used of $13.6 million from cash used of $65.1 million in the nine months ended September 30, 2017. The improvement in cash used by operating activities for the nine months ended September 30, 2018 was due to a 131 increase in acceptances over the period relative to the same period in 2017, as well as the reinstatement of the ITC.  This drove a $15.9 million positive operating cash flow for the three months ended June 30, 2018 and a $4.9 million positive operating cash flow for the three months ended September 30, 2018.
In the nine months ended September 30, 2018, cash provided by investing activities improved $46.6 million to cash provided of $15.4 million from cash used of $31.1 million in the same period in 2017. In the nine months ended September 30, 2018, cash provided by financing activities increased $191.6 million to cash provided of $261.8 million from cash provided of $70.2 million in the same period in 2017.
Net cash provided by our variable interest entities (the PPA Entities) which are incorporated into the consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017

PPA Entities ¹
Net cash provided by PPA operating activities	$24,823	$12,791	$12,032
Net cash used in PPA financing activities	$(23,706)	$(13,791)	$(9,915)

¹ The PPA Entities' operating cash flows, which is a subset of our consolidated cash flows and represents the stand-alone cash flows prepared in accordance with US GAAP, consists principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.

Operating Activities
In the nine months ended September 30, 2018, we used approximately $13.6 million of cash in operating activities. This use of cash resulted primarily from a net operating loss of $155.0 million, which included net non-cash charges of $172.0 million. Non-cash items include depreciation of approximately $32.1 million, a revaluation of derivative contracts of $26.8 million, stock-based compensation of $87.5 million and amortization of debt discount of $16.6 million, partially offset by a revaluation of preferred stock warrants of $9.1 million. Cash used in operating activities consisted primarily of an increase in inventory of $44.5 million, an increase in accounts receivable of $11.2 million, a decrease in deferred revenue and customer deposits of approximately $32.2 million relating to upfront milestone payments received from customers, partially offset by a decrease in deferred cost of revenue of $47.9 million, an increase in accounts payable of $11.2 million, an increase in other current liabilities of $1.9 million and an increase in other long-term liabilities of $10.2 million.
In the nine months ended September 30, 2017, we used approximately $65.1 million in operating activities. This use of cash resulted primarily from a net operating loss of $209.3 million, which included net non-cash charges of $101.5 million. Non-cash items include depreciation of approximately $35.0 million, stock-based compensation of $22.3 million and amortization of debt discount of $31.6 million. Cash used in operating activities consisted primarily of an increase in accounts receivable of $2.1 million, an increase in deferred cost of revenue of $64.8 million, a decrease in accounts payable of $2.3 million and also an improvement of cash is due to an increase of prepaid expenses and other current assets of $5.8 million, partially offset by an increase in other long term liabilities of $34.5 million, an increase of accrued and other current liabilities of $2.0 million and an increase in deferred revenue and customer deposits of approximately $87.6 million relating to upfront milestone payments received from customers.
Net cash used in operating activities decreased (improved) by $51.5 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. This improvement was primarily the result of an improvement in our net loss of $54.3 million. Other activities providing cash improvements were an increase in accounts payable of $11.2 million compared to a decrease of $2.3 million in the prior year and also an improvement of cash from a decrease in deferred revenue and customer deposits of $32.2 million compared to an increase of $87.6 million of those accounts in the prior year. Activities which partially offset the decreased of cash used in operating activities were an increase in inventory for the nine months ended September 30, 2018 of $44.5 million compared to the prior year's minimal decrease, an increase in accounts receivable of $11.2 million compared to the prior year's increase of $2.1 million and also from a decrease in deferred cost of revenue of $47.9 million compared to the prior year's increase of $64.8 million.
Investing Activities
Our investing activities consist primarily of capital expenditures which include our expenditures to maintain or increase the scope of our manufacturing operations. These capital expenditures also include leasehold improvements to our office space, purchases of office equipment, IT infrastructure equipment and furniture and fixtures.
In the nine months ended September 30, 2018, we provided approximately $15.4 million in cash from investing activities. This is primarily the result of cash provided by investment account activities of $22.5 million (net) and primarily offset by $4.3 million used for the purchase of fixed assets.
In the nine months ended September 30, 2017, we used approximately $31.1 million in cash from investing activities. This is primarily the result of cash used for the acquisition of investments of $26.8 million and $4.1 million used for the purchase of fixed assets.
Net cash provided by investing activities increased $49.1 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. The change is primarily due to significant investment account activity in the nine months ended September 30, 2018, as a result of the investment of IPO cash in marketable securities. Our use of cash in the nine months ended September 30, 2018 for the purchase of property, plant and equipment did not change significantly when compared to the same period in 2017.
Financing Activities
In the nine months ended September 30, 2018, we provided approximately $261.8 million of net cash for financing activities. This cash source resulted primarily from the completion of our IPO in July 2018 resulting in net proceeds of $289.6 million, partially offset by distributions paid to our PPA Equity Investors of approximately $14.2 million and repayments of $15.0 million of long-term debt.
In the nine months ended September 30, 2017, we provided approximately $70.2 million from financing activities. We had net proceeds of approximately $93.9 million from the issuance of debt and proceeds from noncontrolling interests of $13.7 million, offset by distributions paid to our PPA Equity Investors of approximately $20.7 million, repayments of $16.9 million of long-term debt.
Net cash provided by financing activities increased $191.6 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017, primarily as a result of our IPO in July 2018 whereas we had no such activity in the same nine month period in 2017.
Off-Balance Sheet Arrangements
We include in our consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of September 30, 2018, we do not have any off-balance sheet arrangements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks as part of our ongoing business operations, primarily by exposure to changes in interest rates, in commodity fuel prices and in foreign currency.
Interest Rate Risk
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018 controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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

Part II - Other Information
ITEM 1 - LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Legal Matters" under Note 13 - Commitments and Contingencies, in the notes to our condensed consolidated financial statements.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of September 30, 2018, we had an accumulated deficit of $2.5 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems and infrastructure to support our growth. We anticipate that we will incur net losses on a US GAAP basis for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:

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
Our Energy Servers have significant upfront costs. In order to assist our customers in obtaining financing for our products, we have leasing programs with two leasing partners who have prequalified our product and provide financing for customers through various leasing arrangements. In addition to the leasing model, we also offer PPAs in which the cost of the Energy Server is provided by an Operating Company and funded by a subsidiary investment entity (Investment Company, collectively the PPA Entities) which is financed by us and/or in combination with Equity Investors. In recent periods, the substantial majority of our end customers have elected to finance their purchases, typically through PPA Entities.
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
We offer certain customers the opportunity to renew their operations and maintenance service agreements on an annual basis, for up to 20 years, at prices predetermined at the time of purchase of the Energy Server. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the life of our Energy Servers and their components, including assumptions regarding improvements in useful life that may fail to materialize. We also provide performance warranties and guarantees covering the efficiency and output performance of our Energy Servers. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to replace the Energy Servers at our expense or refund their cost to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance, capped at a percentage of the relevant equipment purchase prices. Early generations of our Energy Server did not have the useful life and did not perform at an output and efficiency level that we expected. We implemented a fleet decommissioning program for our early generation Energy Servers in our PPA I program, which resulted in a significant adjustment to revenue in the quarter ended December 31, 2015, as we would otherwise have failed to meet efficiency and output warranties. As of September 30, 2018, we had a total of 58 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total installed base of 348 megawatts. We accrue for product warranty costs and recognize losses on service or performance warranties based on our estimates of costs that may be incurred and based on historical experience; however, actual warranty expenses have in the past been and may in the future be greater than we have assumed in our estimates, the accuracy of which may be hindered due to our limited operating history operating at our current scale. We accrue for extended warranty costs that we expect to incur under the maintenance service agreements that our customers renew for a term of typically one year. In addition, we expect that our deployed early generation Energy Servers may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate in respect of those servers if our customers continue to renew their maintenance service agreements in respect of those servers.
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
For example, the California Self Generation Incentive Program (SGIP) is a program administered by the California Public Utilities Commission (CPUC) which provides incentives to investor-owned utility customers that install eligible distributed energy resources. In July 2016, the CPUC modified the SGIP to provide a smaller allocation of the incentives available to generating technologies such as our Energy Servers and a larger allocation to storage technologies. As modified, the SGIP will require all eligible power generation sources consuming natural gas to use a minimum of 10% biogas to receive SGIP funds beginning in 2017, with this minimum biogas requirement increasing to 25% in 2018, 50% in 2019 and 100% in 2020. In addition, the CPUC provided a further limitation on the available allocation of funds that any one participant may claim under the SGIP. The SGIP will expire on January 21, 2021 absent extension. Our billings for product accepted derived from customers benefiting from the SGIP represented approximately 3% and 12% of total billings for product accepted for the nine months ended September 30, 2018 and the year ended December 2017, respectively.
We rely on tax equity financing arrangements to realize the benefits provided by investment tax credits and accelerated tax depreciation and, in the event these programs are terminated, our financial results could be harmed.
We expect that any Energy Server deployments through financed transactions (including our Bloom Electrons programs, our leasing programs and any third-party Power Purchase Agreement Programs) will receive capital from financing parties who derive a significant portion of their economic returns through tax benefits (the Equity Investors). Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System (MACRS) depreciation, until the Equity Investors achieve their respective agreed rates of return. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history and lack of profitability have made it difficult to attract investors in the past. Our ability to obtain additional financing in the future depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers and the continued availability of tax benefits applicable to our Energy Servers. In addition, conditions in financial and credit markets generally may result in the contraction of available tax equity financing. If we are unable to enter into tax equity financing agreements with attractive pricing terms or at all, we may not be able to attract the capital needed to fund our financing programs or use the tax benefits provided by the ITC and MACRS depreciation, which could make it more difficult for customers to finance the purchase of our Energy Servers or require us to reduce the price at which we are able to sell our Energy Servers and therefore harm our business, our financial condition and our results of operations.
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
We have, in some instances, entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
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
We face supply chain competition including competition from businesses in other industries which could result in insufficient inventory and negatively affect our results of operations.
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
We may need to defend ourselves against claims that we infringed, misappropriated or otherwise violated the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.
Companies, organizations, or individuals including our competitors, may hold or obtain patents, trademarks or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation or other violations of such rights, or otherwise assert their rights and by seeking licenses or injunctions. Several of the proprietary components used in our Energy Servers have been subjected to infringement challenges in the past. We also generally indemnify our customers against claims that the products we supply infringe, misappropriate or otherwise violate third party intellectual property rights, and we may therefore be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

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
Several states in which we currently operate, including California, require permits for emissions of hazardous air pollutants based on the quantity of emissions, most of which require permits only for quantities of emissions that are higher than those observed from our Energy Servers. Other states in which we operate, including New York, New Jersey and North Carolina, have specific exemptions for fuel cells. Some states in which we operate have CR+6 limits which are an order of magnitude over our operating range. Within California, the Bay Area Air Quality Management District (BAAQMD), requires a permit for emissions that are more than .00051 lbs/year. Other California regulations require that levels of CR+6 be below .00005 µg/m³ (the level required by Proposition 65) and which requires notification of the presence of CR+6 unless it can be shown to be at levels that do not pose a significant health risk. We have determined that the standards applicable in California in this regard are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date.
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
Although the current generation of Bloom Energy Servers running on natural gas produce nearly 60% less carbon emissions compared to the average of U.S. combustion power generation, the operation of our Energy Servers does produce carbon dioxide (CO2), which has been shown to be a contributing factor to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances or other rules, or the requirements of the incentive programs on which we currently rely. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances or other rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers, or we could be prohibited from completing new installations or continuing to operate existing projects. Certain municipalities have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances or other rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
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
Our business is dependent on the availability of raw materials and components for our Energy Servers, particularly electrical components common in the semiconductor industry, specialty steel products / processing and raw materials. The United States has recently imposed tariffs on steel and aluminum imports which may increase the cost of raw materials for our Energy Servers and decrease the available supply. The United States is also considering tariffs on additional items which could include items imported by us from China or other countries.
Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, which tariffs may exacerbate. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our Energy Servers for our customers or require us to pay higher prices in order to obtain these raw materials or components from other sources, which could affect our business and our results of operations. While it is too early to predict how the recently enacted tariffs on imported steel will impact our business; the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.
We may become subject to product liability claims which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
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
As of September 30, 2018, we and our subsidiaries had approximately $740.8 million of total consolidated indebtedness, of which an aggregate of $392.2 million represented indebtedness that is recourse to us. Of this $740.8 million debt, $34.3 million represented debt under our 8% Notes, $3.6 million represented operating debt, $348.6 million represented debt of our PPA Entities, $258.9 million represented debt under our 6% Convertible Promissory Notes and $95.5 million represented debt under our 10% Notes. Our substantial indebtedness and any new indebtedness could:

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
As of September 30, 2018, we and our subsidiaries had approximately $740.8 million of total consolidated indebtedness, including $21.9 million in short-term debt and $718.9 million in long-term debt. In addition, our 10% Notes contain restrictions on our ability to issue additional debt and both the 6% Notes and 10% Notes limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
If our PPA Entities default on their obligations under non-recourse financing agreements, we may decide to make payments to prevent such PPA Entities’ creditors from foreclosing on the relevant collateral, as such a foreclosure would result in our losing our ownership interest in the PPA Entity or in some or all of its assets, or a material part of our assets, as the case may be. To satisfy these obligations, we may be required to use amounts distributed by our other PPA Entities as well as other sources of available cash, thereby reducing the cash available to develop our projects and to our operations. The loss of a material part of our assets or our ownership interest in one or more of our PPA Entities or some or all of their assets, or any use of our resources to support our obligations or the obligations of our PPA Entities, could have a material adverse effect on our business, our financial condition and our results of operations.
We may have conflicts of interest with our PPA Entities.
In each PPA Entity, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in its capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of the PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of September 30, 2018, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be until December 31, 2023, the last day of the fiscal year following the fifth anniversary of our initial public offering. We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
As an “emerging growth company”, we have chosen to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 20,865 shares of our Class A common stock and 88,535 shares of our Class B common stock outstanding as of September 30, 2018. Except as noted below, these shares are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).
With respect to our outstanding shares of common stock not sold in the initial public offering, subject to certain exceptions, we, all of our directors and executive officers and all of the holders of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to our IPO, are subject to market stand-off agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell, directly or indirectly, any shares of common stock without the permission of our IPO underwriters, for a period of 180 days from the date of the Prospectus used in connection with our IPO, January 21, 2019; provided that if such restricted period ends during a trading blackout period, the restricted period will end one business day following the date that we announce our earnings results for the previous quarter. When the lock-up period expires, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell shares in the public market. In addition, the underwriters from our IPO may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of September 30, 2018, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 16,786,569 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2018 and after giving effect to the voting agreements between KR Sridhar, our Chief Executive Officer and Chairman, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
In addition, our restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation and our amended and restated bylaws will also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which thereby may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, our operating results, and our financial condition.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
From July 1, 2018 through September 30, 2018, we granted options to purchase an aggregate of 14,828,664 shares of Class B common stock under our 2012 Plan, with a per share exercise price of $27.13 and we issued 11,200 shares of Class B common stock upon exercise of the stock options. These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit	Document

3.1 ¹	Restated Certificate of Incorporation
3.2 ¹	Restated Bylaws, As Adopted April 27, 2018 and As Effective July 27, 2018
31.1 ²
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 ²
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ² ³	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ²	XBRL Instance Document
101.SCH ²	XBRL Taxonomy Extension Schema Document
101.CAL ²	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ²	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ²	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ²	XBRL Taxonomy Extension Presentation Linkbase Document

¹ Incorporated by reference to the indicated exhibit in our Quarterly Report on Form 10-Q filed on September 9, 2018.
² Filed herewith.
³ The certification furnished in Exhibits 32.1 hereto is deemed to accompany this Form 10-Q and is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	November 13, 2018	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Randy Furr
Randy Furr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)