Form 10-K
period 2018-12-31
Bloom Energy Corp
filed 2019-03-22
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended: December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

Commission File Number 001-38598
________________________________________________________________________
BLOOM ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)
________________________________________________________________________

Delaware	77-0565408
(Sate or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4353 North First Street, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 543-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act
Title of Each Class	Name of each exchange on which registered
Class A Common Stock $0.0001 par value	New York Stock Exchange
Class B Common Stock $0.0001 par value	New York Stock Exchange
________________________________________________________________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s voting stock was not publicly traded and therefore the registrant cannot calculate the aggregate market value of its voting and nonvoting common equity held by nonaffiliates as of such date. The aggregate market value of voting stock held by non-affiliates of the registrant, as of December 31, 2018, was $156.0 million (based on the closing price for shares of the registrant’s Common Stock as reported by the NYSE on December 31, 2018). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28, 2019 was as follows:
Class A Common Stock $0.0001 par value 58,462,298 shares
Class B Common Stock $0.0001 par value 54,442,364 shares
________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 Annual Meeting of Stockholders (2019 Proxy Statement) are incorporated into Part III hereof. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2018.

Bloom Energy Corporation
Annual Report on Form 10-K for the Years Ended December 31, 2018
Table of Contents

Page
Part I
Item 1 - Business	5
Item 1A - Risk Factors	11
Item 1B - Unresolved Staff Comments	35
Item 2 - Properties	35
Item 3 - Legal Proceedings	35
Item 4 - Mine Safety Disclosures	36

Part II
Item 5 - Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6 - Selected Financial Data	37
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	74
Item 8 - Financial Statements and Supplementary Data	75
Report of Independent Registered Public Accounting Firm	77
Consolidated Balance Sheets	78
Consolidated Statements of Operations	79
Consolidated Statements of Comprehensive Loss	80
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest	81
Consolidated Statements of Cash Flows	83
Notes to Consolidated Financial Statements	84
Unaudited Quarterly Supplemental Financial Information	133
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	135
Item 9A - Controls and Procedures	135
Item 9B - Other Information	135

Part III
Item 10 - Directors, Executive Officers and Corporate Governance	135
Item 11 - Executive Compensation	136
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
Item 13 - Certain Relationships and Related Transactions and Director Independence	136
Item 14 - Principal Accounting Fees and Services	136

Part IV
Item 15 - Exhibits, Financial Statement Schedules	136
Item 16 - Form 10-K Summary	141
Signatures	141

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” ”seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reductions, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, legislative actions and regulatory compliance, competitive position, management’s plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure defaults, if any, our ability to repay our obligations as they come due, trends in average selling prices, the success of our PPA Entities, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, risks related to privacy and data security, the likelihood of any impairment of project assets, long-lived assets and investments, trends in revenue, cost of revenue and gross profit (loss), trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue, future deployment of our Bloom Energy Servers, expansion into new markets, our ability to expand our business with our existing customers, our ability to increase efficiency of our product, our ability to decrease the cost of our product, our future operating results and financial position, our business strategy and plans and our objectives for future operations.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in ITEM 1A - Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.
Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under ITEM 1A - Risk Factors and elsewhere in this Annual Report on Form 10-K.

Table of Contents
Index to Financial Statements

Part I
ITEM 1 - BUSINESS
Overview
Our solution, the Bloom Energy Server, is a stationary power generation platform built for the digital age and capable of delivering highly reliable, uninterrupted, 24x7 constant power that is also clean and sustainable. The Bloom Energy Server converts standard low-pressure natural gas or biogas into electricity through an electrochemical process without combustion, resulting in very high conversion efficiencies and lower harmful emissions than conventional fossil fuel generation. A typical configuration produces 250 kilowatts of power in a footprint roughly equivalent to that of half of a standard thirty-foot shipping container, or approximately 125 times more space-efficient than solar power generation. 250 kilowatts of power is roughly equivalent to the constant power requirement of a typical big box retail store. Any number of these Energy Server systems can be clustered together in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts.
Our team has decades of experience in the various specialized disciplines and systems engineering concepts embedded in this technology. We had 224 issued patents in the United States and 110 issued patents internationally as of December 31, 2018.
Our solution is capable of addressing customer needs across a wide range of industry verticals. The industries we currently serve consist of banking and financial services, cloud services, technology and data centers, communications and media, consumer packaged goods and consumables, education, government, healthcare, hospitality, logistics, manufacturing, real estate, retail and utilities.
Some of our largest customers are AT&T, Caltech, Delmarva Power & Light Company, Equinix, The Home Depot, Kaiser Permanente and The Wonderful Company. We also work actively with financing partners, such as Southern PowerSecure Holdings, Inc. (referred to as "The Southern Company"). These finance partners purchase our systems and deploy the systems at end-customers’ facilities in order to provide the electricity as a service. Our customer base included 25 of the Fortune 100 companies as of December 31, 2018.
Industry Background
According to Marketline, the market for electric power is one of the largest sectors of the global economy with total revenues of $2.4 trillion in 2016, and is projected to grow at a compound annual growth rate of 4.3% to $2.9 trillion in 2021.
There are numerous challenges facing producers of electricity. We believe these challenges will be the foundation of a transformation in how electricity is produced, delivered and consumed. We believe this transformation will be similar to the seismic shifts seen in the computer and telecommunications industries - similar to its centralized mainframe computing and landline telephone systems' shift to the ubiquitous and highly personalized distributed technologies seen today.
Increasing capital costs to maintain and operate the existing electric grid. The electric power grid has suffered from insufficient investment in critical infrastructure as a result of complexities surrounding the ownership, operation and regulation of grid infrastructure, compounded by the challenges of large capital costs and lack of adequate innovation. We believe that U.S. electric utilities will be required to make substantial capital expenditures simply to maintain the electrical grid infrastructure.
Inherent vulnerability of existing grid design. The existing electric grid architecture features centralized, monolithic power plants and mostly above-ground transmission and distribution wires. The limits of this design, coupled with aging and underinvested infrastructure, leaves the grid vulnerable to natural disasters such as hurricanes, earthquakes, drought, wildfires, flooding and extreme temperature variations, which have increased in number and severity in recent years. This results in outages causing an annual loss to American businesses of as much as $150 billion with weather-related disruptions costing the most per event.
In addition to potential disruptions to the grid, there is also an increasing concern over the threat of cyber-attack and physical sabotage to the centralized grid infrastructure.
Intermittent generation sources such as wind and solar are negatively impacting grid stability. As the penetration of wind and solar resources increases, balancing real-time supply and demand becomes more challenging and costly. Due to these challenges, solutions are needed that provide constant base load 24x7 electric power that is reliable, clean and without the shortcomings of the existing grid infrastructure or intermittent sources such as wind and solar. This need is especially acute in the commercial and industrial customer segments, which represent 68% of global electricity consumption, according to Marketline, where cost and reliability can have a direct impact on profitability and business sustainability.
Increasing focus on reducing harmful emissions. The electric power sector, which today produces more greenhouse gases than any other sector of the global economy, is under increasing pressure to do its part to reduce such emissions. Policy initiatives to reduce harmful emissions from power generation are widespread, including the adoption of renewable portfolio standards or mandated targets for low- or zero-carbon power generation.
Lack of access to affordable and reliable electricity in developing countries. Building a centralized grid system, in addition to its inherent limitations, can also be infeasible in developing countries due to the lack of adequate capital for upfront investment. We believe these countries are likely to develop a hybrid solution consisting of both centralized and distributed electrical power infrastructure to accelerate the availability of power.
Our Solution
The Bloom Energy Server delivers reliable, resilient, clean and affordable energy, particularly in areas of high electricity costs, through its advanced distributed power generation system that is customizable, always-on and a source of primary base load power.
The Bloom Energy Server is based on our proprietary solid oxide fuel cell technology which converts fuel into electricity through an electrochemical process without combustion. The primary input to the system is standard low-pressure natural gas or biogas from local gas lines. The high-quality electrical output of the Energy Server is connected to the customer’s main electrical feed thereby avoiding the transmission and distribution losses associated with a centralized grid system. Each Bloom Energy Server is modular and composed of independent 50-kilowatt power modules. A typical configuration includes multiple power modules in a single Energy Server and can produce 250 kilowatts of power in a footprint roughly equivalent to that of half a standard 30 foot shipping container, or approximately 125 times more space-efficient than solar power generation. Any number of these Energy Server systems can be clustered together in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts. The Bloom Energy Server is easily integrated into corporate environments due to its aesthetically attractive design, compact space requirement, and minimal noise profile.
Our Value Proposition
Our value proposition has five key elements which allow us to deliver a better electron: reliability, resiliency, cost savings and predictability, sustainability and personalization. We provide a complete, integrated “behind-the-meter” solution including installation, equipment, service, maintenance and, in some cases, bundled fuel. The five elements of our value proposition emphasize those areas where there is a strong customer need and where we believe we can deliver superior performance.
Reliability. Our Energy Servers deliver always-on, 24x7 base load power with very high availability of power, mission-critical reliability and grid-independent capabilities. The Bloom Energy Server can be configured to eliminate the need for traditional backup power equipment such as diesel generators, batteries and uninterruptible power systems (UPS).
Resiliency. Our Energy Servers avoid the vulnerabilities of conventional transmission and distribution lines by generating power on-site where the electricity is consumed. The system operates at very high availability due to its modular and fault-tolerant design which includes multiple independent power generation modules that can be hot-swapped. Importantly, our systems utilize the existing natural gas infrastructure which is a redundant underground mesh network.
Cost Savings and Predictability. In contrast to the rising and unpredictable cost outlook for grid electricity, we offer our customers the ability to lock in cost for electric power (other than the price of natural gas) over the long-term. In the regions where the majority of our Energy Servers are deployed, our solution typically provides a lower cost of electricity to our customers than traditional grid power. In addition, our solution provides greater cost predictability versus rising grid prices. Moreover, we provide customers with a solution that includes all of the fixed equipment and maintenance costs for the life of the contract.
Sustainability. Bloom Energy Servers provide clean power and, because they are fuel-flexible, customers can choose the fuel source that best fits their needs based on availability, cost and carbon footprint. Bloom Energy Servers deployed since 2012 running on natural gas produce nearly 60% less carbon emissions compared to the average of U.S. combustion power generation. Bloom Energy Servers can also utilize renewable biogas to generate carbon-neutral electricity. In both cases, our Energy Servers emit virtually no criteria air pollutants, including NOx or SOx. Bloom Energy Servers also use virtually no water during normal operation.
Personalization. The Bloom Energy Server is designed as a platform which can be customized to the needs of each customer to deliver the level of reliability, resiliency, sustainability, and cost predictability. For example, the Energy Server can be enhanced with uninterruptible power components to deliver higher levels of reliability and grid independent operation, and storage can be added to reduce peak power consumption and improve the predictability of economics for the customer.

We currently have installations in eleven states in the United States (California, Connecticut, Delaware, Maryland, Massachusetts, North Carolina, New Jersey, New York, Pennsylvania, Utah and Virginia) as well as in Japan, India and the Republic of Korea.
Technology
The fuel cells in our Energy Servers convert fuel, such as natural gas or biogas, into electricity through an electrochemical reaction without burning the fuel. Each individual fuel cell is composed of three layers: an electrolyte sandwiched between a cathode and an anode. The electrolyte is a solid ceramic material, and the anode and cathode are made from inks that coat the electrolyte. Unlike other types of fuel cells, no precious metals, corrosive acids or molten materials are required. These fuel cells are the foundational building block of the Bloom Energy Server. We combine a number of the fuel cells into a stack, and then combine a number of the stacks to form 50 kilowatt power modules (depending upon the generation required by the customer). Any number of these Energy Server systems can be arranged in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts. Regardless of the starting size of a solution, further scaling can be accomplished after the initial solution deployment, creating on-going flexibility and scalability for the customer.
In a basic configuration, the Bloom Energy Server is interconnected to the customer’s electric grid connection. By regulation, the Bloom Energy Server must stop exporting power in case of a grid outage. However, Energy Servers can be upgraded with uninterruptable power solutions as add-on options at any point in time to enable continuous operation in the event of grid interruption. When in an uninterruptable configuration, the Energy Server continually powers critical loads while the grid serves as a backup. Should there be a disruption to grid power, the critical load, which is already receiving primary power from the Energy Server, experiences no disruption. The combination of primary power from the Energy Server, utilizing the natural gas infrastructure, and secondary feed from the independent electric grid results in a very highly available and reliable solution.
Competition
We primarily compete against the utility grid based on superior reliability, resiliency, cost savings, predictability and sustainability, all of which can be customized to the needs of individual customers. The customer has no single alternative solution that provides all of these important attributes in one platform. As we are able to drive our costs down, we expect our economic value proposition to continue to improve relative to grid power in additional markets.
Other sources of competition include:

•
Intermittent solar power. Solar power is intermittent and best suited for addressing peak power requirements, while Bloom provides stable base load generation. Storage technology is intended to address the intermittency of solar, but the low power density and efficiency of solar technology makes the combined solution impractical for most C&I customers. As a point of comparison, our Energy Servers provide the same power output in 1/125th of the footprint of solar, allowing us to serve far more of a customer’s energy requirements based on a customer’s available space.

•
Intermittent wind power. Power from wind turbines is intermittent, similar to solar power. Typically wind power is deployed for utility-side, grid-scale applications in remote locations but not as a customer-side, distributed power alternative due to prohibitive space requirements and permitting issues. Remote wind farms feeding into the grid are dependent upon the vulnerable transmission and distribution infrastructure to transport power to the point of consumption.

•
Traditional co-generation systems. These systems deliver a combination of electric power and heat. We believe that we compete favorably because of our superior electrical efficiencies, significantly less complex deployment (avoiding heating systems integration), better performance on emissions and noise, superior availability, aesthetic appeal and reliability.

•
Traditional backup equipment. As our Energy Servers deliver always-on power, they can obviate the need for traditional backup equipment such as diesel generators. We generally compete by offering a better integrated, more reliable and cost-effective solution versus these grid-plus-backup systems.

•
Other commercially available fuel cells. Basic fuel cell technology is over 100 years old. The Bloom Energy Server uses advanced solid oxide fuel cell technology which produces electricity directly from oxidizing a fuel. The solid oxide fuel cell has a solid oxide or ceramic electrolyte. The advantages of this technology include high efficiency, long-term stability, elimination of the need for an external fuel reformer, ability to use biogas or natural gas as a fuel, low emissions and relatively low cost. There are a variety of fuel cell technologies, characterized by their electrolyte material, including:

◦
Proton exchange membrane fuel cells ("PEM"). PEM fuel cells typically are used in on-board transportation applications, such as powering forklifts, because of their compactness and ability for quick starts and stops. However, PEM technology requires an expensive platinum catalyst which is susceptible to poisoning by trace amounts of impurities in the fuel or exhaust products. These fuel cells require hydrogen as an input source of energy or an external fuel reformer, which adds to the cost, complexity and electrical inefficiency of the product. As a result, they are not an economically viable option for stationary base load power generation.

◦
Molten carbonate fuel cells ("MCFC"). MCFCs are high-temperature fuel cells that use an electrolyte composed of a molten carbonate salt mixture suspended in a porous, chemically inert ceramic matrix of beta-alumina solid electrolyte. The primary disadvantages of current MCFC technology are durability and lower electrical efficiency compared to solid oxide fuel cells. Current versions of the product are built for 300 kilowatts, and they are monolithic. Smaller sizes are not economically viable. In many applications where the heat produced by these fuel cells is not useable continuously, getting rid of the heat also becomes a liability.

◦
Phosphoric acid fuel cells ("PAFC"). PAFCs are a type of fuel cell that uses liquid phosphoric acid as an electrolyte. Developed in the mid-1960s and field-tested since the 1970s, they were the first fuel cells to be commercialized. PAFCs have been used for stationary power generators with output in the 100 kilowatt to 400 kilowatt range. PAFCs are best suited to combined heat and power applications which require carefully matching power and heat requirements, often making the technology difficult to implement. Further disadvantages include low power density and stability.

Manufacturing Facilities
Our primary manufacturing locations for the fuel cells and Energy Servers assembly are in Newark, Delaware and Sunnyvale, California. The 225,700 square foot manufacturing facility that we own in Newark is the first purpose-built Bloom Energy manufacturing center and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently. Additionally, we lease various manufacturing facilities in Sunnyvale and Mountain View, California. Our current leases for our Sunnyvale manufacturing facilities, entered into in April 2005, expires in 2020, and for our manufacturing facility in Mountain View, entered into in December 2011, expires in December 2020. Our California facilities comprise approximately 487,228 square feet of manufacturing space.
We believe our current manufacturing facilities are adequate to support our business for the next few years. Our Newark facility includes an additional 50 acres available for factory expansion and/or the co-location of supplier plants. Both of our two principal manufacturing facilities are powered by Bloom Energy Servers.
Supply Chain
Our Company's supply chain has been developed, since the beginning of the company, with a group of high quality suppliers that support automotive, semiconductor and other traditional manufacturing organizations. Many of the components that they produce for us are customized and have long lead time components. We have been working to mitigate these long lead times by developing second sources and have developed an active business continuity program. We also purchase long lead items, along with suppliers, to assure component supply for continuity.
Services
We offer operations and maintenance services agreements for our Energy Servers which are renewable at the election of the customer on an annual basis. The customer agrees to pay an on-going service fee and in return Bloom monitors, maintains and operates the systems on the customer's behalf.
Our in-house service organization had 108 dedicated field service personnel in 16 locations as of December 31, 2018. Standard customer contracts include service covering all on-going system operation, maintenance - including periodic refresh of power modules - and 24x7 remote monitoring and control.
Each Bloom Energy Server includes a secure connection to redundant Remote Monitoring and Control Center ("RMCC") facilities that are geographically well separated. There are two RMCC facilities which provide constant monitoring of over 500 system performance parameters and predictive factors. Using proprietary, internally developed software, the RMCC operators can optimize fleet performance remotely from either RMCC facility. As needed, operators can dispatch field services to the site to locally restore and enhance performance. The RMCC facilities communicate through a secure network and can operate together or independently to provide full services for the fleet.
We currently service and maintain all of our Energy Servers.

Customer Financing
We assist our customers by providing innovative financing options which, in addition to aiding in customer purchase, provides us an expanded addressable customer base. We have developed multiple options for our customers to acquire the power our Energy Servers produce. These offerings provide a range of options that include the purchase of our systems outright with operations and maintenance services contracts, or the purchase of electricity that our Energy Servers produce without any upfront costs through various financing vehicles including leases and power purchase agreements ("PPAs") that combine the cost of our systems, warranty and service, financing, and in some cases fuel into monthly payments based on the electricity produced.
Our largest PPA financing partner, through our Third-Party PPA Program, is the Southern Company, one of the largest utility companies in the United States. Other project financing partners include Key Bank, Wells Fargo, Credit Suisse, Constellation Energy (a subsidiary of Exelon Corporation) and WGL Energy.
Sales, Marketing and Partnerships
We market our Energy Servers primarily through a single direct sales organization supported by project finance, business development, government affairs and marketing teams. In addition to our internal resources, we work with multiple partners to generate customer leads and develop projects. Most recently, we announced our first distributorship agreement with SK Group. Pursuant to this agreement, SK Engineering and Construction will become a distributor of Bloom Energy Servers oxide fuel cell systems in the Republic of Korea.
Sustainability
Bloom systems reduce carbon emissions and save water compared to traditional power generation systems. Thus, our primary sustainability goal is to maximize sales of Bloom systems and provide the longest and most economically sustainable life cycle possible for the Bloom fuel cells through reliability enhancement programs.
We seek to minimize our environmental footprint with research and development initiatives designed to extend system operating life while reducing consumption of new material in our Energy Servers. We have an end-to-end recycling approach to recover components from end-of-life units for reuse or recycling and we have dedicated facilities in our manufacturing locations in Delaware and California to inspect and dismantle components removed during scheduled maintenance. We have an audit program to identify improvement opportunities at suppliers and also work to reduce their one-way packaging to minimize materials going to landfills.
These strategies in combination provide a robust and comprehensive sustainability strategy that looks both externally on impact on the wider environment and internally on responsible design, materials management and recycling.
Permits and Approvals
Each Bloom Energy installation must be designed, constructed and operated in compliance with applicable federal, state, international and local regulations, codes, standards, guidelines, policies and laws. To install and operate our systems, we, our customers and our partners are required to obtain applicable permits and approvals from local authorities for the installation of Bloom Energy Servers and for the interconnection systems with the local electrical utility.
Government Policies and Incentives
There are varying policy frameworks across the United States and abroad designed to support and accelerate the adoption of clean and/or reliable distributed generation technologies such as Bloom Energy Servers. These policy initiatives come in the form of tax incentives, cash grants, performance incentives and/or specific gas or electric tariffs.
The U.S. federal government provides businesses with a 30% Investment Tax Credit ("ITC") under Section 48 of the Internal Revenue Code, available to the owner of our Energy Server for systems purchased and placed into service. The credit is equal to 30% of expenditures for capital equipment and installation and the credit for fuel cells is capped at $1,500 per 0.5 kilowatt of capacity. This federal tax benefit expired on December 31, 2016 but was reinstated on February 9, 2018. For more information on the ITC, please see ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our Energy Servers are currently installed at customer sites in eleven states in the United States, each of which has its own enabling policy framework. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers currently qualify for tax exemptions, incentives or other customer incentives in many states including the states of California, New Jersey, Connecticut and New York. These policy provisions are subject to change.

Although we generally are not regulated as a utility, federal, state, international and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. Federal, state, international and local governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers for the purchase of electricity.
To operate our systems, we obtain interconnection agreements from the applicable local primary electricity and gas utilities. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed.
Product safety standards for stationary fuel cell generators have been established by the American National Standards Institute ("ANSI"). These standards are known as ANSI/CSA “FC-1”. Our products are designed to meet this standard. Further, we utilize UL to certify compliance with the standard. Energy Server installation guidance is provided by NFPA 853: Standard for the Installation of Stationary Fuel Cell Power Systems. Installations at sites are carried out to meet the requirements of this standard.
Legal Proceedings
From time to time, we are involved in various legal proceedings or subject to claims arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently party to any legal proceedings the outcome of which, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. For a discussion of legal proceedings, see "Legal Matters" under Note 13 - Commitments and Contingencies, in the notes to our consolidated financial statements.
Employees
As of December 31, 2018, we had 1,524 employees and contractors. We have not experienced any work stoppages and we consider our relationship with our employees to be good.
Corporate Facilities
Our corporate headquarters and principal executive offices are located at 4353 North First Street, San Jose, CA 95134, and our telephone number is (408) 543-1500. We entered into the lease for our new corporate headquarters, consisting of 181,000 square feet of multi-floor office space, which commenced in January 2019 and expires in December 2028. Our headquarters is used for administration, research and development, and sales and marketing.
We lease additional office space as field offices in the United States and around the world including in India, the Republic of Korea, China and Taiwan. We believe our office space is adequate to support our business for at least the next twelve months.
Available Information
Our website address is www.bloomenergy.com and our investor relations website address is https://investor.bloomenergy.com. Information contained on our website is not a part of this Annual Report on Form 10-K. Through a link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available free of charge. The SEC also maintains a website at www.sec.gov that contains all reports that we file or furnish with the SEC electronically.

ITEM 1A - RISK FACTORS
You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, operating results and prospects. In such an event, the market price of our Class A common stock could decline.

Risks Relating to Our Business, Industry and Sales
The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance.
The distributed generation industry is still relatively nascent in an otherwise mature and heavily regulated industry, and we cannot be sure that potential customers will accept distributed generation broadly, or our Energy Server products specifically. Enterprises may be unwilling to adopt our solution over traditional or competing power sources for any number of reasons including the perception that our technology is unproven, they lack confidence in our business model, the perceived unavailability of back-up service providers to operate and maintain the Energy Servers, and lack of awareness of our product or their perception of regulatory or political headwinds. Because this is an emerging industry, broad acceptance of our products and services is subject to a high level of uncertainty and risk. If the market develops more slowly than we anticipate, our business will be harmed.
Our limited operating history and our nascent industry make evaluating our business and future prospects difficult.
From our inception in 2001 through 2009, we were focused principally on research and development activities relating to our Energy Server technology. We did not deploy our first Energy Server and did not recognize any revenue until 2009. As a result, we have a limited history operating our business at its current scale. Furthermore, our Energy Server is a new type of product in the nascent distributed energy industry. Consequently, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or if we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected.
Our products involve a lengthy sales and installation cycle and, if we fail to close sales on a regular and timely basis, our business could be harmed.
Our sales cycle is typically 12 to 18 months but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our product and its technology. The period between initial discussions with a potential customer and the eventual sale of even a single product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process which may further extend the sales cycle. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. Generally, the time between the entry into a sales contract with a customer and the installation of our Energy Servers can range from nine to twelve months or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and long installation cycles, we may expend significant resources without having certainty of generating a sale.
These lengthy sales and installation cycles increase the risk that an installation may not be completed. In some instances, a customer can cancel an order for a particular site prior to installation, and we may be unable to recover some or all of our costs in connection with design, permitting, installation and site preparations incurred prior to cancellation. Cancellation rates can be between 10% and 20% in any given period due to factors outside of our control including an inability to install an Energy Server at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business could be materially and adversely affected. Since we do not recognize revenue on the sales of our products until installation and acceptance, a small fluctuation in the timing of the completion of our sales transactions could cause operating results to vary materially from period to period.

Our Energy Servers have significant upfront costs, and we will need to attract investors to help customers finance purchases.
Our Energy Servers have significant upfront costs. In order to assist our customers in obtaining financing for our products, we have traditional lease programs with two leasing partners who have prequalified our product and provide financing for customers through various leasing arrangements. In addition to the traditional lease model, we also offer Power Purchase Agreement Programs, including Third-Party PPAs, in which financing the cost of the Energy Server is provided by an Operating Company and funded by a subsidiary investment entity (an "Investment Company") which is financed by us and/or in combination with Equity Investors. We refer to the Operating Company and its subsidiary Investment Company collectively as a PPA Entity. In recent periods, the substantial majority of our end customers have elected to finance their purchases, typically through Third Party PPAs.
We will need to grow committed financing capacity with existing partners or attract additional partners to support our growth. Generally, at any point in time, the deployment of a portion of our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including the investors’ ability to utilize tax credits and other government incentives, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. For example, we have been working with financing sources to arrange for additional Third-Party PPA Entities, one of which will need to be finalized in order for our customers to arrange financing so that we can complete our planned installations in the second quarter of 2019.
If we are unable to procure financing partners willing to finance such deployments, our business would be negatively impacted.
The economic benefits of our Energy Servers to our customers depends on the cost of electricity available from alternative sources including local electric utility companies, which cost structure is subject to change.
We believe that a customer’s decision to purchase our Energy Servers is significantly influenced by the price, the price predictability of electricity generated by our Energy Servers in comparison to the retail price and the future price outlook of electricity from the local utility grid and other renewable energy sources. The economic benefit of our Energy Servers to our customers includes, among other things, the benefit of reducing such customer’s payments to the local utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our Energy Servers. Even in markets where we are competitive today, rates for electricity could decrease and render our Energy Servers uncompetitive. Several factors could lead to a reduction in the price or future price outlook for grid electricity, including the impact of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal or natural gas) and technological developments by others in the electric power industry which could result in electricity being available at costs lower than those that can be achieved from our Energy Servers. If the retail price of grid electricity does not increase over time at the rate that we or our customers expect, it could reduce demand for our Energy Servers and harm our business.
Further, the local electric utility may impose “departing load,” “standby,” or other charges on our customers in connection with their acquisition of our Energy Servers, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our Energy Servers to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our Energy Servers could adversely affect the demand for our Energy Servers.
In some states and countries, the current low cost of grid electricity, even together with available subsidies, does not render our product economically attractive. If we are unable to reduce our costs to a level at which our Energy Servers would be competitive in such markets, or if we are unable to generate demand for our Energy Servers based on benefits other than electricity cost savings, our potential for growth may be limited.
Furthermore, an increase in the price of natural gas or curtailment of availability could make our Energy Servers less economically attractive to potential customers and reduce demand.
We rely on net metering arrangements that are subject to change.
Because our Energy Servers are designed to operate at a constant output twenty-four hours a day, seven days a week and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs, interconnection agreements and net metering requirements are subject to changes in availability and terms. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate could adversely affect the demand for our Energy Servers.
We currently face and will continue to face significant competition.
We compete for customers, financing partners, and incentive dollars with other electric power providers. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, have customer incumbency advantages, have access to and influence with local and state governments, and have access to more capital resources than do we. Significant developments in alternative technologies, such as energy storage, wind, solar, or hydro power generation, or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion, or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited which would adversely affect our business results.
We derive a substantial portion of our revenue and backlog from a limited number of customers, and the loss of or a significant reduction in orders from a large customer could have a material adverse effect on our operating results and other key metrics.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, in the year ended December 31, 2017, two customers accounted for approximately 53% of our total revenue. In 2018, two customers accounted for approximately 54% of our total revenue. One of these customers, the Southern Company, wholly owns a Third-Party PPA, and this entity purchases Bloom Energy Servers, that are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer could materially and adversely affect our business results.

Risks Relating to Our Products and Manufacturing
Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner.
To the extent we are successful in growing our business, we may need to increase our production capacity. Our ability to plan, construct, and equip additional manufacturing facilities is subject to significant risks and uncertainties, including the following:

•
The expansion or construction of any manufacturing facilities will be subject to the risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside our control such as delays in government approvals, burdensome permitting conditions, and delays in the delivery of manufacturing equipment and subsystems that we manufacture or obtain from suppliers.

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
If we are unable to expand our manufacturing facilities, we may be unable to further scale our business. If the demand for our Energy Servers or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and our results of operations.
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
We must continue to reduce the manufacturing costs for our Energy Servers to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in our manufacturing and services processes which we may be unable to realize. While we have been successful in reducing our manufacturing and services costs to date, the cost of components and raw materials, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. We may continue to make significant investments to drive growth in the future. In order to expand into new electricity markets (in which the price of electricity from the grid is lower) while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
If our Energy Servers contain manufacturing defects, our business and financial results could be harmed.
Our Energy Servers are complex products and they may contain undetected or latent errors or defects. In the past, we have experienced latent defects only discovered once the Energy Server is deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide us with components or materials that meet our specifications could also introduce defects into our products. In addition, as we grow our manufacturing volume, the chance of manufacturing defects could increase. Any manufacturing defects or other failures of our Energy Servers to perform as expected could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts, and significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
Furthermore, we may be unable to correct manufacturing defects or other failures of our Energy Servers in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance, and our business reputation.
The performance of our Energy Servers may be affected by factors outside of our control, which could result in harm to our business and financial results.
Field conditions, such as the quality of the natural gas supply and utility processes which vary by region and may be subject to seasonal fluctuations, have affected the performance of our Energy Servers and are not always possible to predict until the Energy Server is in operation. Although we believe we have designed new generations of Energy Servers to better withstand the variety of field conditions we have encountered, as we move into new geographies and deploy new service configurations, we may encounter new and unanticipated field conditions. Adverse impacts on performance may require us to incur significant re-engineering costs or divert the attention of our engineering personnel from product development efforts. Furthermore, we may be unable to adequately address the impacts of factors outside of our control in a manner satisfactory to our customers. Any of these circumstances could significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
If our estimates of useful life for our Energy Servers are inaccurate or we do not meet service and performance warranties and guaranties, or if we fail to accrue adequate warranty and guaranty reserves, our business and financial results could be harmed.
We offer certain customers the opportunity to renew their operations and maintenance service agreements on an annual basis, for up to 25 years, at prices predetermined at the time of purchase of the Energy Server. We also provide performance warranties and guaranties covering the efficiency and output performance of our Energy Servers. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the life of our Energy Servers and their components, including assumptions regarding improvements in useful life that may fail to materialize. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guaranty levels may require us to replace the Energy Servers at our expense or refund their cost to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance, capped at a percentage of the relevant equipment purchase prices. We accrue for product warranty costs and recognize losses on service or performance warranties when required by U.S. GAAP based on our estimates of costs that may be incurred and based on historical experience. However, as we expect our customers to renew their maintenance service agreements each year, the total liability over time may be more than the accrual. Actual warranty expenses have in the past been and may in the future be greater than we have assumed in our estimates, the accuracy of which may be hindered due to our limited history operating at our current scale.
Early generations of our Energy Server did not have the useful life and did not perform at an output and efficiency level that we expected. We implemented a fleet decommissioning program for our early generation Energy Servers in our PPA I program, which resulted in a significant adjustment to revenue in the quarter ended December 31, 2015, as we would otherwise have failed to meet efficiency and output warranties. As of December 31, 2018, we had a total of 58 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total installed base of 372 megawatts. We expect that our deployed early generation Energy Servers may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements in respect of those servers.
Our business is subject to risks associated with construction, utility interconnection, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Because we generally do not recognize revenue on the sales of our Energy Servers until installation and acceptance, our financial results are dependent, to a large extent, on the timeliness of the installation of our Energy Servers. Furthermore, in some cases, the installation of our Energy Servers may be on a fixed price basis, which subjects us to the risk of cost overruns or other unforeseen expenses in the installation process.
The construction, installation, and operation of our Energy Servers at a particular site is also generally subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building codes, safety, environmental protection, and related matters, and typically require various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations, to design our Energy Servers to comply with these varying standards, and to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our and our customers’ abilities to develop that project or may increase the cost so substantially that the project is no longer attractive to us or our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our Energy Servers and could therefore adversely affect the timing of the recognition of revenue related to the installation, which could harm our operating results in a particular period.
In addition, the completion of many of our installations is dependent upon the availability of and timely connection to the natural gas grid and the local electric grid. In some jurisdictions, the local utility company(ies) or the municipality has denied our request for connection or has required us to reduce the size of certain projects. Any delays in our ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services by our general contractors or sub-contractors will have a material adverse effect on our results and could cause operating results to vary materially from period to period.
Furthermore, we rely on the ability of our third party general contractors to install Energy Servers at our customers’ sites and to meet our installation requirements. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to make installations as planned. Our work with contractors or their sub-contractors may have the effect of us being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation, and other union requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness, and quality of the installation-related services performed by some of our general contractors and their sub-contractors in the past have not always met our expectations or standards and in the future may not meet our expectations and standards.
The failure of our suppliers to continue to deliver necessary raw materials or other components of our Energy Servers in a timely manner could prevent us from delivering our products within required time frames, and could cause installation delays, cancellations, penalty payments, and damage to our reputation.
We rely on a limited number of third-party suppliers for some of the raw materials and components for our Energy Servers, including certain rare earth materials and other materials that may be of limited supply. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand or if our suppliers are unable or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), our results of operations could be materially and negatively impacted. If we fail to develop or maintain our relationships with our suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our Energy Servers or our Energy Servers may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our Energy Servers to our customers within required time frames and cause order cancellations. We have had to create our own supply chain for some of the components and materials utilized in our fuel cells. We have made significant expenditures in the past to develop our supply chain. In many cases, we entered into contractual relationships with suppliers to jointly develop the components we needed. These activities were time and capital intensive. Accordingly, the number of suppliers we have for some of our components and materials is limited and in some cases sole sourced. Some of our suppliers use proprietary processes to manufacture components. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all, as replacing these suppliers could require us either to make significant investments to bring the capability in-house or to invest in a new supply chain partner. Some of our suppliers are smaller, private companies, heavily dependent on us as a customer. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components needed to support our planned sales and services operations, which would negatively impact our sales volumes and cash flows.
Moreover, we may experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained (particularly China and Taiwan), changes in the general macroeconomic outlook, global trade disputes, political instability, expropriation or nationalization of property, civil strife, strikes, insurrections, acts of terrorism, acts of war, or natural disasters. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our Energy Servers or increase their costs or service costs of our existing portfolio of Energy Servers under maintenance services agreements. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our Energy Servers to our customers within required timeframes, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs, and cause damage to our reputation.
We have, in some instances, entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
We have entered into long-term supply agreements with certain suppliers. Some of these supply agreements provide for fixed or inflation-adjusted pricing, substantial prepayment obligations and in a few cases, supplier purchase commitments. These arrangements could mean that we end up paying for inventory that we did not need or that was at a higher price than the market. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and are private companies that may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers or whether we may secure new long-term supply agreements. Additionally, many of our parts and materials are procured from foreign suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations such as taxes, tariffs or quotas. Any of the foregoing could materially harm our financial condition and our results of operations.
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
Our business is dependent on the availability of raw materials and components for our Energy Servers, particularly electrical components common in the semiconductor industry, specialty steel products / processing and raw materials. Recently imposed tariffs on steel and aluminum imports have increased the cost of raw materials for our Energy Servers and decreased the available supply. Additional new tariffs or other trade protection measures which are proposed or threatened and the potential escalation of a trade war and retaliation measures could have a material adverse effect on our business, results of operations and financial condition.
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

Risks Relating to Government Incentive Programs
Our business currently depends on the availability of rebates, tax credits and other financial incentives, and the reduction, modification, or elimination of such benefits could cause our revenue to decline and harm our financial results.
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the U.S. also provide incentives to end users and purchasers of our Energy Servers. We currently sell our Energy Servers in the Republic of Korea where Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in eleven U.S. states, each of which may have its own enabling policy framework. We rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of the Energy Servers to our customers in the U. S. and the Republic of Korea. Our financing partners and Equity Investors in Bloom Electrons programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
For example, the previous federal investment tax credit ("ITC"), a federal tax incentive for fuel cell production, expired on December 31, 2016. Without the availability of the ITC benefit incentive, we lowered the price of our Energy Servers to ensure the economics to our customers would remain the same as it was prior to losing the ITC benefit, adversely affecting our gross profit. While the ITC was reinstated by the U.S Congress on February 9, 2018 and made retroactive to January 1, 2017, under current law it will phase out on December 31, 2022.
As another example, the California Self Generation Incentive Program ("SGIP") is a program administered by the California Public Utilities Commission ("CPUC") which provides incentives to investor-owned utility customers that install eligible distributed energy resources. In July 2016, the CPUC modified the SGIP to provide a smaller allocation of the incentives available to generating technologies such as our Energy Servers and a larger allocation to storage technologies. As modified, the SGIP will require all eligible power generation sources consuming natural gas to use a minimum 50% biogas to receive SGIP funds in 2019 and 100% in 2020. In addition, the CPUC provided a further limitation on the available allocation of funds that any one participant may claim under the SGIP. The SGIP will expire on January 21, 2021 absent any extension. Our billings for product accepted derived from customers benefiting from the SGIP represented approximately 4% and 12% of total billings for product accepted for the years ended December 31, 2018 and 2017, respectively.

Changes in federal, state, or local programs or the RPS in the Republic of Korea could reduce demand for our Energy Servers, impair sales financing, and adversely impact our business results. The continuation of these programs depends upon political support which to date has been bipartisan and durable. Nevertheless, one set of political activists aggressively seeks to eliminate these programs while another set seeks to deny access to these programs for any technology that relies on natural gas, regardless of the technology’s positive contribution to reducing air pollution, reducing carbon emissions or enabling electric service to be more reliable and resilient.
We rely on tax equity financing arrangements to realize the benefits provided by investment tax credits and accelerated tax depreciation and, in the event these programs are terminated, our financial results could be harmed.
We expect that any Energy Server deployments through financed transactions (including our Bloom Electrons programs, our leasing programs and any Third-Party PPA Programs) will receive capital from financing parties ("Equity Investors") who derive a significant portion of their economic returns through tax benefits. Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System ("MACRS") or bonus depreciation, until the Equity Investors achieve their respective agreed rates of return. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history, lack of profitability and that we are only the party who can perform operations and maintenance on our energy servers have made it difficult to attract investors in the past. Our ability to obtain additional financing in the future depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers, and the continued availability of tax benefits applicable to our Energy Servers. In addition, conditions in the general economy and financial and credit markets may result in the contraction of available tax equity financing. If we are unable to enter into tax equity financing agreements with attractive pricing terms, or at all, we may not be able to obtain the capital needed to fund our financing programs or use the tax benefits provided by the ITC and MACRS depreciation, which could make it more difficult for customers to finance the purchase of our Energy Servers. Such circumstances could also require us to reduce the price at which we are able to sell our Energy Servers and therefore harm our business, our financial condition, and our results of operations.

Risks Related to Legal Matters and Regulations
We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.
We are subject to national, state, and local environmental laws and regulations as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, ensuring we are in compliance with applicable environmental laws could require significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our fleet, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our Energy Servers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision. The costs of complying with environmental laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.
The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
Bloom is committed to compliance with applicable environmental laws and regulations including health and safety standards, and we continually review the operation of our Energy Servers for health, safety, and environmental compliance. Our

Energy Servers, like other fuel cell technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to ensure that they are handled in accordance with applicable regulatory standards.
Maintaining compliance with laws and regulations can be challenging given the changing patchwork of environmental laws and regulations that prevail at the federal, state, regional, and local level. Most existing environmental laws and regulations preceded the introduction of our innovative fuel cell technology and were adopted to apply to technologies existing at the time, namely large coal, oil, or gas-fired power plants. Currently, there is generally little guidance from these agencies on how certain environmental laws and regulations may or may not be applied to our technology.
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams ("mg") per liter. A small amount of benzene found in the public natural gas pipeline (equivalent to what is present in one gallon of gasoline in an automobile fuel tank which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers which are typically replaced once every 18 to 24 months by us from customers’ sites. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers under a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although at the time we believed that we operated under the exemption with the approval of two states that had adopted the federal exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained even though we had operated under the exemption since 2010. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. However, the EPA has asked us to show cause why it should not collect approximately $1.0 million in fines from us for the prior period, which we are contesting. Additionally, we paid a nominal fine to an agency in a different state under that state’s environmental laws relating to the operation of our Energy Server under the exemption prior to the issuance of the revised EPA guidance.
Another example relates to the very small amounts of chromium in hexavalent form, or CR+6, which our Energy Servers emit at nanometer scale. This occurs any time a steel super alloy is exposed to high temperatures. CR+6 is found in small concentrations in the air generally. However, exposure to high or significant concentrations over prolonged periods of time can be carcinogenic. While the small amount of chromium emitted by our Energy Servers is initially in the hexavalent form, it converts to a non-toxic trivalent form, or CR+3, rapidly after it leaves the Energy Server. In tests we have conducted, air measurements taken 10 meters from an Energy Server show that the CR+6 is largely converted.
Our Energy Servers do not present any significant health hazard based on our modeling, testing methodology, and measurements. There are several supporting elements to this position including that the emissions from our Energy Servers are in very low concentrations, are emitted as nano-particles that convert to the non-hazardous form CR+3 rapidly, are quickly dispersed into the air, and are not emitted in close proximity to locations where people would be expected to have a prolonged exposure. Nevertheless, we have engineered a technology solution that we are deploying.
Several states in which we currently operate, including California, require permits for emissions of hazardous air pollutants based on the quantity of emissions, most of which require permits only for quantities of emissions that are higher than those observed from our Energy Servers. Other states in which we operate, including New York, New Jersey, and North Carolina, have specific exemptions for fuel cells. Some states in which we operate have CR+6 limits which are an order of magnitude over our operating range. Within California, the Bay Area Air Quality Management District ("BAAQMD") requires a permit for emissions that are more than 0.00051 lbs/year. Other California regulations require that levels of CR+6 be below 0.00005 µg/m³, which is the level required by Proposition 65 and which requires notification of the presence of CR+6 unless it can be shown to be at levels that do not pose a significant health risk. We have determined that the standards applicable in California in this regard are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date, therefore, deployment of our solution has been focused on California's standards.
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

While we seek to comply with air quality and emission standards in every region in which we operate, it is possible that certain customers in other regions may request that we provide the new technology solution for their Energy Servers to comply with the stricter standards imposed by California even though they are not applicable and even though we are under no contractual obligation to do so. We plan to satisfy these requests from customers. Failure or delay in attaining regulatory approval could result in our not being able to operate in a particular local jurisdiction.
These examples illustrate that our technology is moving faster than the regulatory process in many instances. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the installation of Energy Servers, could result in fines, could require modification or replacement or could trigger claims of performance warranties and defaults under customer contracts that could require us to repurchase their Energy Servers, any of which could adversely affect our business, our financial performance, and our reputation. In addition, new laws or regulations or new interpretations of existing laws or regulations could present marketing, political or regulatory challenges and could require us to upgrade or retrofit existing equipment, which could result in materially increased capital and operating expenses.
Furthermore, we have not yet determined whether our Energy Servers will satisfy regulatory requirements in the other states in the U.S. and in international locations in which we do not currently sell Energy Servers but may pursue in the future.
As a fossil fuel-based technology, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
Although the current generation of Bloom Energy Servers running on natural gas produce nearly 50% less carbon emissions compared to the average of U.S. combustion power generation, the operation of our Energy Servers does produce carbon dioxide (CO2), which has been shown to be a contributing factor to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers, or we could be prohibited from completing new installations or continuing to operate existing projects. Certain municipalities have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
Existing regulations and changes to such regulations impacting the electric power industry may create technical, regulatory, and economic barriers which could significantly reduce demand for our Energy Servers.
The market for electricity generation products is heavily influenced by U.S. federal, state, local, and foreign government regulations and policies as well as by internal policies and regulations of electric utility providers. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. These regulations and policies are often modified and could continue to change, which could result in a significant reduction in demand for our Energy Servers. For example, utility companies commonly charge fees to larger industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could change, thereby increasing the cost to our customers of using our Energy Servers and making them less economically attractive. In addition, our project with Delmarva Power & Light Company ("Delmarva") is subject to laws and regulations relating to electricity generation, transmission, and sale such as Federal Energy Regulatory Commission ("FERC") regulation under various federal energy regulatory laws, which requires FERC authorization to make wholesale sales of electric energy, capacity, and ancillary services. Also, several of our PPA Entities are subject to regulation under FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with FERC, which increases our costs and subjects us to additional regulatory oversight.
Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the United States, governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or other rules that apply to our installations and new technology could make it more costly for us or our customers to install and operate our Energy Servers on particular sites and, in turn, could negatively affect our ability to deliver cost savings to customers for the purchase of electricity.
We may become subject to product liability claims which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may in the future become subject to product liability claims. Our Energy Servers are considered high energy systems because they use flammable fuels and may operate at 480 volts. Although our Energy Servers are certified to meet ANSI, IEEE, ASME, and NFPA design and safety standards, if not properly handled in accordance with our servicing and handling standards and protocols, there could be a system failure and resulting liability. These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our company and our Energy Servers, which could harm our brand, our business prospects, and our operating results. While we maintain product liability insurance, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our business and our financial condition.
Current or future litigation or administrative proceedings could have a material adverse effect on our business, our financial condition and our results of operations.

We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For example, in 2011, an amendment to the Delaware Renewable Energy Portfolio Statute was enacted to permit the Delaware public service utility, Delmarva, to meet its renewable energy standards using energy generated by fuel cells manufactured and operated in Delaware. This statute required Delmarva to charge a tariff to its rate payers to pay for certain costs of providers of such energy generated by fuel cells. In 2012, plaintiffs FuelCell Energy Inc. and John A. Nichols filed suit against Delaware Governor Jack Markell and the Delaware Public Service Commission in the U.S. District Court for Delaware claiming that the 2011 amendment to the statute discriminated against interstate fuel cell providers and subsidized us for building a manufacturing facility in Delaware to manufacture fuel cells. We were not named as a party to this lawsuit and the litigation was ultimately settled. As another example, in July 2018, we received a Statement of Claim from two former executives of Advanced Equities, Inc. seeking to compel arbitration and alleging a breach of a confidential agreement from June 2014. This Statement of Claim sought, among other things, to void the indemnification and confidentiality provisions under the confidential agreement and to recover attorneys’ fees and costs. The Statement of Claim was dismissed without prejudice on July 22, 2018. In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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

Risks Relating to Our Intellectual Property
Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
Although we have taken many protective measures to protect our trade secrets including agreements, limited access, segregation of knowledge, password protections, and other measures, policing unauthorized use of proprietary technology can be difficult and expensive. For example, many of our engineers reside in California where it is not legally permissible to prevent them from working for a competitor if and when one should exist. Also, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights, our business, our prospects, and our reputation.
We rely primarily on patent, trade secret, and trademark laws and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition, or operating results. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately abroad.
Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, either of which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the United States.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, our prospects, and our operating results.
We may need to defend ourselves against claims that we infringed, misappropriated, or otherwise violated the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights and by seeking licenses or injunctions. Several of the proprietary components used in our Energy Servers have been subjected to infringement challenges in the past. We also generally indemnify our customers against claims that the products we supply infringe, misappropriate, or otherwise violate third party intellectual property rights, and we therefore may be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

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
Any of the foregoing could adversely affect our business, prospects, operating results, and financial condition. In addition, any litigation or claims, whether or not valid, could harm our reputation, result in substantial costs and divert resources and management attention.
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

Risks Relating to Our Financial Condition and Operating Results
We have incurred significant losses in the past and we may not be profitable for the foreseeable future.
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2018, we had an accumulated deficit of $2.6 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:

•	growing our sales volume;

•	increasing sales to existing customers and attracting new customers;

•	attracting and retaining financing partners who are willing to provide financing for sales on a timely basis and with attractive terms;

•	continuing to improve the useful life of our fuel cell technology and reducing our warranty servicing costs;

•	reducing the cost of producing our Energy Servers;

•	improving the efficiency and predictability of our installation process;

•	improving the effectiveness of our sales and marketing activities;

•	attracting and retaining key talent in a competitive marketplace; and

•	the amount of stock based compensation recognized in the period.
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
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:

•
the timing of installations, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health, and safety requirements, weather, and customer facility construction schedules;

•	size of particular installations and number of sites involved in any particular quarter;

•	the mix in the type of purchase or financing options used by customers in a period, and the rates of return required by financing parties in such period;

•	whether we are able to structure our sales agreements in a manner that would allow for the product and installation revenue to be recognized up front at acceptance;

•	delays or cancellations of Energy Server installations;

•	fluctuations in our service costs, particularly due to unaccrued costs of servicing and maintaining Energy Servers;

•	weaker than anticipated demand for our Energy Servers due to changes in government incentives and policies or due to other conditions;

•	fluctuations in our research and development expense, including periodic increases associated with the pre-production qualification of additional tools as we expand our production capacity;

•	interruptions in our supply chain;

•	the length of the sales and installation cycle for a particular customer;

•	the timing and level of additional purchases by existing customers;

•
unanticipated expenses or installation delays associated with changes in governmental regulations, permitting requirements by local authorities at particular sites, utility requirements and environmental, health, and safety requirements;

•	disruptions in our sales, production, service or other business activities resulting from disagreements with our labor force or our inability to attract and retain qualified personnel; and

•	unanticipated changes in federal, state, local, or foreign government incentive programs available for us, our customers, and tax equity financing parties.
Fluctuations in our operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, our revenue, key operating metrics, and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our Class A common stock.
If we fail to manage our growth effectively, our business and operating results may suffer.
Our current growth and future growth plans may make it difficult for us to efficiently operate our business, challenging us to effectively manage our capital expenditures and control our costs while we expand our operations to increase our revenue. If we experience a significant growth in orders without improvements in automation and efficiency, we may need additional manufacturing capacity and we and some of our suppliers may need additional and capital intensive equipment. Any growth in manufacturing must include a scaling of quality control as the increase in production increases the possible impact of manufacturing defects. In addition, any growth in the volume of sales of our Energy Servers may outpace our ability to engage sufficient and experienced personnel to manage the higher number of installations and to engage contractors to complete installations on a timely basis and in accordance with our expectations and standards. Any failure to manage our growth effectively could materially and adversely affect our business, our prospects, our operating results, and our financial condition. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully.

If we discover a material weakness in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and an accurate basis may adversely affect the market price of our Class A common stock.
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires, among other things, that public companies evaluate the effectiveness of their internal control over financial reporting and disclosure controls and procedures. As a recently public company and as an emerging growth company, we elected to delay adopting the requirements of the Sarbanes-Oxley Act as is our option under the Sarbanes-Oxley Act. Although we did not discover any material weaknesses in internal control over financial reporting at December 31, 2018, subsequent testing by us or our independent registered public accounting firm, which has not yet performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial cost, expend significant management time on compliance-related issues, and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission ("SEC") or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock. For further discussion on Section 404A compliance, see our Risk Factor: We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
Our ability to use our deferred tax assets to offset future taxable income may be subject to limitations that could subject our business to higher tax liability.
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Our net operating loss carryforwards ("NOLs") will expire, if unused, beginning in 2022 and 2028, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Changes in our stock ownership as well as other changes that may be outside of our control could result in ownership changes under Section 382 of the Code, which could cause our NOLs to be subject to certain limitations. Our NOLs may also be impaired under similar provisions of state law. Our deferred tax assets, which are currently fully reserved with a valuation allowance, may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Risks Relating to Our Liquidity
We must maintain customer confidence in our liquidity and long-term business prospects in order to grow our business.
Currently, we are the only provider able to fully support and maintain our Energy Servers. If potential customers believe we do not have sufficient capital or liquidity to operate our business over the long-term or that we will be unable to maintain their Energy Servers and provide satisfactory support, customers may be less likely to purchase or lease our products, particularly in light of the significant financial commitment required. In addition, financing sources may be unwilling to provide financing on reasonable terms. Similarly, suppliers, financing partners, and other third parties may be less likely to invest time and resources in developing business relationships with us if they have concerns about the success of our business.

Accordingly, in order to grow our business, we must maintain confidence in our liquidity and long-term business prospects among customers, suppliers, financing partners, and other parties. This may be particularly complicated by factors such as:

•	our limited operating history at a large scale;

•	our lack of profitability;

•	unfamiliarity with or uncertainty about our Energy Servers and the overall perception of the distributed generation market;

•	prices for electricity or natural gas in particular markets;

•	competition from alternate sources of energy;

•	warranty or unanticipated service issues we may experience;

•	the environmental consciousness and perceived value of environmental programs to our customers;

•	the size of our expansion plans in comparison to our existing capital base and the scope and history of operations;

•	the availability and amount of tax incentives, credits, subsidies or other incentive programs; and

•	the other factors set forth in this “Risk Factors” section.
Several of these factors are largely outside our control, and any negative perceptions about our liquidity or long-term business prospects, even if unfounded, would likely harm our business.
Our substantial indebtedness, and restrictions imposed by the agreements governing our, and our PPA Entities’, outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
As of December 31, 2018, we and our subsidiaries had approximately $741.3 million of total consolidated indebtedness, of which an aggregate of $396.8 million represented indebtedness that is recourse to us. Of this $741.3 million debt, $34.7 million represented debt under our 5% Notes, $3.2 million represented operating debt, $344.5 million represented debt of our PPA Entities, $263.3 million represented debt under our 6% Notes and $95.6 million represented debt under our 10% Notes. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things, to:

•	borrow money;

•	pay dividends or make other distributions;

•	incur liens;

•	make asset dispositions;

•	make loans or investments;

•	issue or sell share capital of our subsidiaries;

•	issue guaranties;

•	enter into transactions with affiliates;

•	merge, consolidate or sell, lease or transfer all or substantially all of our assets;

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes such as working capital and capital expenditures;

•	make it more difficult for us to satisfy and comply with our obligations with respect to our indebtedness;

•	subject us to increased sensitivity to interest rate increases;

•	make us more vulnerable to economic downturns, adverse industry conditions, or catastrophic external events;

•	limit our ability to withstand competitive pressures;

•	limit our ability to invest in new business subsidiaries that are not PPA Entity-related;

•	reduce our flexibility in planning for or responding to changing business, industry, and economic conditions; and/or

•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.
Our debt agreements and our PPA Entities’ debt agreements require the maintenance of financial ratios or the satisfaction of financial tests such as debt service coverage ratios and consolidated leverage ratios. Our and our PPA Entities’ ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot assure you that we will be able to meet these ratios and tests. Upon the occurrence of events such as a change in control of our company, significant asset sales or mergers or similar transactions, the liquidation or dissolution of our company or the cessation of our stock exchange listing, holders of our 6% Notes have the right to cause us to repurchase for cash any or all of such outstanding notes at a repurchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. We cannot provide assurance that we would have sufficient liquidity to repurchase such notes. Furthermore, our financing and debt agreements, such as our 6% Notes and our 10% Notes, contain events of default. If an event of default were to occur, the trustee or the lenders could, among other things, terminate their commitments and declare outstanding amounts due and payable and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our indebtedness if such amounts were accelerated upon an event of default. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may, as a result, be accelerated and become due and payable as a consequence. We may be unable to pay these debts in such circumstances. If we were unable to repay those amounts, lenders could proceed against the collateral granted to them to secure repayment of those amounts. We cannot assure you that the collateral will be sufficient to repay in full those amounts. We cannot provide assurance that the operating and financial restrictions and covenants in these agreements will not adversely affect our ability to finance our future operations or capital needs, or our ability to engage in other business activities that may be in our interest or our ability to react to adverse market developments.
If our PPA Entities default on their obligations under non-recourse financing agreements, we may decide to make payments to prevent such PPA Entities’ creditors from foreclosing on the relevant collateral, as such a foreclosure would result in our losing our ownership interest in the PPA Entity or in some or all of its assets, or a material part of our assets, as the case may be. To satisfy these obligations, we may be required to use amounts distributed by our other PPA Entities as well as other sources of available cash, thereby reducing the cash available to develop our projects and to our operations. The loss of a material part of our assets or our ownership interest in one or more of our PPA Entities or some or all of their assets, or any use of our resources to support our obligations or the obligations of our PPA Entities, could have a material adverse effect on our business, our financial condition, and our results of operations.
As of December 31, 2018, we and our subsidiaries had approximately $741.3 million of total consolidated indebtedness, including $29.8 million in short-term debt and $711.4 million in long-term debt. In addition, our 10% Notes contain restrictions on our ability to issue additional debt and both the 6% Notes and 10% Notes limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
In addition, our substantial level of indebtedness could limit our ability to obtain required additional financing on acceptable terms or at all for working capital, capital expenditures, and general corporate purposes. Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, our financial condition, our liquidity, and our results of operations. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control.

We may not be able to generate sufficient cash to meet our debt service obligations.
Our ability to generate sufficient cash to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control.
In addition, we conduct a significant volume of our operations through, and receive equity allocations from, our PPA Entities, which contribute to our cash flow. These PPA Entities are separate and distinct legal entities, do not guarantee our debt obligations, and will have no obligation, contingent or otherwise, to pay amounts due under our debt obligations or to make any funds available to pay those amounts, whether by dividend, distribution, loan, or other payments. Distributions by the PPA Entities to us are precluded under these arrangements if there is an event of default or if financial covenants, such as maintenance of applicable debt service coverage ratios, are not met even if there is not otherwise an event of default. Furthermore, under the terms of our equity financing arrangements for PPA Company II, PPA Company IIIa and PPA Company IIIb, substantially all of the cash flows generated from these PPA Entities in excess of debt service obligations are distributed to Equity Investors until the investors achieve a targeted internal rate of return or until a fixed date in the future ("Flip Date"), which is expected to be after a period of five or more years, after which time we will receive substantially all of the remaining income (loss), tax, and tax allocation attributable to the long-term customer payments and other incentives. In the case of PPA Company IV and PPA Company V, Equity Investors receive 90% of all cash flows generated in excess of its debt service obligations and other expenses for the duration of the applicable PPA Entity without any Flip Date or other time- or return-based adjustment. Moreover, even after the occurrence of the Flip Date for the PPA Entities, we do not anticipate distributions to be material enough independently to support our ongoing cash needs, and, therefore, we will still need to generate significant cash from our product sales. It is possible that the PPA Entities may not contribute significant cash to us even if we are in compliance with the financial covenants under the project debt incurred by the PPA Entities.
Future borrowings by our PPA Entities may contain restrictions or prohibitions on the payment of dividends to us. The ability of our PPA Entities to make such payments to us may be subject to applicable laws including surplus, solvency, and other limits imposed on the ability of companies to pay dividends.
If we do not generate sufficient cash to satisfy our debt obligations, including interest payments, or if we are unable to satisfy the requirement for the payment of principal at maturity or other payments that may be required from time to time under the terms of our debt instruments, we may have to undertake alternative financing plans such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, the ability to refinance indebtedness would depend upon the condition of the finance and credit markets at the time which have in the past been, and may in the future be, volatile. Our inability to generate sufficient cash to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms or on a timely basis would have an adverse effect on our business, our results of operations and our financial condition.
Under some circumstances, we may be required to or elect to make additional payments to our PPA Entities or the Power Purchase Agreement Program Equity Investors.
Our six PPA Entities are structured in a manner such that other than the amount of any equity investment we have made, we do not have any further primary liability for the debts or other obligations of the PPA Entities. However, we are required to guarantee the obligations of our wholly-owned subsidiary which invests alongside other investors in the PPA Entities. These obligations typically include the capital contribution obligations of such subsidiary to the PPA Entity as well as the representations and warranties made by and indemnification obligations of such subsidiary to Equity Investors in the applicable PPA Entity. As a result, we may be obligated to make payments on behalf of our wholly-owned subsidiary to Equity Investors in the PPA Entities in the event of a breach of these representations, warranties or covenants.
All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. For example, under PPA Company IIIa’s credit agreement, on or before February 19, 2019 PPA Company IIIa was obligated to offer its lenders an insurance policy or performance bond to mitigate the risk should we will fail to perform our obligations under our operation and maintenance obligations to PPA Company IIIa. Upon receipt of such offer, the lenders may elect to require PPA Company IIIa to obtain such insurance policy or performance bond, at PPA Company IIIa’s expense, or elect to require PPA Company IIIa to prepay all remaining amounts owed under PPA Company IIIa’s project debt. PPA Company IIIa has offered its lenders such an insurance policy and is awaiting the lenders’ decision. If our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Additionally, under PPA Company II’s credit agreement, PPA Company II is obligated to offer to repay all outstanding debt in the event that we obtain an investment grade credit rating unless we provide a guarantee of the debt obligations of the PPA Company II. Upon receipt of such offer, the lenders may elect to require PPA Company II to prepay all remaining amounts owed under PPA Company II’s project debt. Under PPA Company IV’s note purchase agreement, PPA Company IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA Company IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA Company IV to prepay all remaining amounts owed under PPA Company IV’s project debt. The obligations under PPA Company II and IV have not been triggered as of December 31, 2018 and 2017.

Risks Relating to Our Operations
We may have conflicts of interest with our PPA Entities.
In each of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in its capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of December 31, 2018, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could be harmed.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects, and operating results. In particular, we are highly dependent on the services of Dr. Sridhar, our Chairman and President and Chief Executive Officer, and other key employees. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area where our principal offices are located. Our failure to attract and retain our executive officers and other key management, technical, engineering, and sales personnel could adversely impact our business, our prospects, our financial condition, and our operating results. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.
A breach or failure of our networks or computer or data management systems could damage our operations and our reputation.
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, all of our Energy Servers are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our infrastructure, including the network that connects our Energy Servers to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a material adverse impact on our business and our Energy Servers in the field. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyber-attacks, negligence, or other reasons could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our Energy Servers and could result in disruption to our business and potentially legal liability. In addition, if certain of our IT systems failed, our production line might be affected, which could impact our business and operating results. These events, in addition to impacting our financial results, could result in significant costs or reputational consequences.
Our headquarters and other facilities are located in an active earthquake zone, and an earthquake or other types of natural disasters or resource shortages could disrupt and harm our results of operations.
We conduct a majority of our operations in the San Francisco Bay area in an active earthquake zone, and certain of our facilities are located within known flood plains. The occurrence of a natural disaster such as an earthquake, drought, flood, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities, our manufacturing equipment, or our inventory, and cause us to incur significant costs, any of which could harm our business, our financial condition, and our results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.
Expanding operations internationally could expose us to risks.
Although we currently primarily operate in the United States, we will seek to expand our business internationally. We currently have operations in Japan, China, India, and the Republic of Korea. Managing any international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:

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

•
difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;

•	installation challenges which we have not encountered before which may require the development of a unique model for each country;

•
compliance with multiple, potentially conflicting and changing governmental laws, regulations, and permitting processes including environmental, banking, employment, tax, privacy, and data protection laws and regulations such as the EU Data Privacy Directive;

•	compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;

•	difficulties in collecting payments in foreign currencies and associated foreign currency exposure;

•	restrictions on repatriation of earnings;

•
compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and

•	regional economic and political conditions.
As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.
We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an emerging growth company ("EGC") as defined in the U.S. legislation Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGC, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an EGC, which could be until December 31, 2023, the last day of the fiscal year following the fifth anniversary of our IPO. We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
An EGC may elect to provide financial statements in conformance with the U.S. GAAP requirement for transition periods to comply with new or revised accounting standards. With our not making this election, Section 102(b)(2) of the JOBS Act allows us to delay our adoption of new or revised accounting standards until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company revised accounting standards effective dates.

Risks Relating to Ownership of Our Common Stock
The stock price of our Class A common stock has been and may continue to be volatile.
The market price of our Class A common stock has been and may continue to be volatile. In addition to factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	new laws, regulations, subsidies, or credits or new interpretations of them applicable to our business;

•	negative publicity related to problems in our manufacturing or the real or perceived quality of our products;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, or capital commitments;

•	lawsuits threatened or filed against us;

•	other events or factors including those resulting from war, incidents of terrorism or responses to these events;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales or anticipated sales of shares of our Class A common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of

20,868,286 shares of our Class A common stock and 88,552,897 shares of our Class B common stock outstanding as of December 31, 2018. The lock up for our Class B shares expired on January 21, 2019 and these shares are now freely tradeable once converted into Class A shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended ("Securities Act").
Further, as of December 31, 2018, we had an aggregate of $296.2 million in convertible debt under which the outstanding principal and interest may be converted, at the option of the holders, into an aggregate of 26.3 million shares of Class B common stock. Upon conversion into Class A common stock, these shares are freely tradable, except to the extent these shares are held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of December 31, 2018, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 26,154,530 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chairman and Chief Executive Officer, and also with those stockholders who held our capital stock prior to the completion of our IPO including our directors, executive officers and significant stockholders, which limits or precludes your ability to influence corporate matters including the election of directors and the approval of any change of control transaction, and may adversely affect the trading price of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2018 and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
The conversion of the 6% Convertible Promissory Note could result in a significant stockholder with substantial voting control.
The holders of the 6% Convertible Promissory Notes have the options to convert the outstanding principal and interest under the 6% Convertible Promissory Note to Class B common stock at conversion price of $11.25 at any time after the IPO and prior to maturity of the 6% Convertible Promissory Note in December 2020. As of December 31, 2018, an aggregate of 21,321,100 shares of Class B common stock is issuable to the Canada Pension Plan Investment Board (“CPPIB”) upon the conversion of the outstanding principal and interest under the 6% Convertible Promissory Note. This, along with 312,575 shares of Class B common stock CPPIB which CPPIB acquired from the exercise of a warrant at IPO, would result in CPPIB having approximately 23.5% of the total voting power with respect to all shares of our Class A and Class B common stock, voting as a single class and would provide CPPIB significant influence over matters presented to the stockholders for approval and may result in voting decisions by CPPIB which are not in the best interests of our stockholders generally.
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
The market price for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. In addition, if one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
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

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, may limit attempts by our stockholders to replace or remove our current management, may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and may limit the market price of our Class A common stock.
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

•	our board of directors will be classified into three classes of directors with staggered three year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	only the chairman of our board of directors, our chief executive officer, or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•	prohibit stockholder action by written consent, which thereby requires all stockholder actions be taken at a meeting of our stockholders;

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

•	the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, our restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation and our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which thereby may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, our operating results, and our financial condition.
On December 19, 2018, the Delaware Chancery Court issued an opinion that invalidated provisions in a Delaware corporation’s certificate of incorporation or bylaws that purport to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act. The Chancery Court held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships established by or under Delaware’s corporate law. This case may be appealed to the Delaware Supreme Court. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES
Our corporate headquarters is located in San Jose, California upon our entering into a new lease for 181,000 square feet of multi-floor office space which began in January 2019 and expires in December 2028. Our headquarters is used for administration, research and development and sales and marketing. Our lease for our former corporate offices in Sunnyvale, California expired in December 2018.
Our primary manufacturing locations for the fuel cells and Energy Servers assembly are in Newark, Delaware and Sunnyvale, California. The 225,700 square foot manufacturing facility that we own in Newark is the first purpose-built Bloom Energy manufacturing center and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently. Additionally, we lease various manufacturing facilities in Sunnyvale and Mountain View, California. Our current leases for our Sunnyvale manufacturing facilities, entered into in April 2005, expires in 2020, and for our manufacturing facility in Mountain View, entered into in December 2011, expires in December 2020. Our California facilities comprise approximately 487,228 square feet of manufacturing space.
We lease additional office space as field offices in the United States and around the world including in India, the Republic of Korea, China and Taiwan. We believe our office space and our manufacturing facilities are adequate to support our business for at least the next twelve months.

ITEM 3 - LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Legal Matters" under Note 13 - Commitments and Contingencies, in the notes to our consolidated financial statements.
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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

Part II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
As of July 2018, our Class A common stock was listed on The New York Stock Exchange (NYSE) under the symbol “BE”. There is no public trading market for our Class B common stock. On February 28, 2019, there were 1,228 registered holders of record of our Class A common stock and 554 registered holders of record of our Class B common stock, and the closing price of our Class A common stock was $14.47 per share as reported on NYSE.
We have not declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.
For information about our stock-based compensation plans, see Note 11 - Stock-Based Compensation and Employee Benefit Plans of the financial statements contained in this Annual Report on Form 10-K.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
We derived the selected consolidated statements of operations data for 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2016 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8 - Financial Statements included in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included in this Annual Report on Form 10-K.
Selected Consolidated Financial Statements Data
Selected data from our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Total revenue	$742,038	$375,996	$208,540
Total cost of revenue	624,968	394,040	312,029
Gross profit (loss)	117,070	(18,044)	(103,489)
Operating expenses
Research and development	89,135	51,146	46,848
Sales and marketing	62,975	32,415	29,101
General and administrative	118,817	55,674	61,545
Total operating expenses	270,927	139,235	137,494
Loss from operations	(153,857)	(157,279)	(240,983)
Net loss attributable to Class A and Class B common stockholders	$(241,753)	$(262,599)	$(279,658)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(4.54)	$(25.62)	$(27.84)
Selected data from our consolidated balance sheets as of December 31, 2018, 2017 and 2016 are as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$220,728	$103,828	$156,577
Working capital	392,915	148,697	130,992
Total assets	1,389,668	1,220,987	1,204,047
Long-term portion of debt	711,433	921,205	773,346
Total liabilities	1,298,958	1,721,624	1,463,159
Convertible redeemable preferred stock (1)	—	1,465,841	1,465,841
Redeemable noncontrolling interest and noncontrolling interest	182,371	213,526	234,988
Stockholders’ deficit	(91,661)	(2,180,004)	(1,959,941)

(1) All convertible redeemable preferred stock was converted into Class B common stock at the time of the IPO.

Selected Key Operating Metrics
Please see “Key Operating Metrics” included in ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding how we define our product accepted during the period, billings for product accepted in the period, billings for installation on product accepted in the period, billings for annual maintenance services agreements, product costs of product accepted, period costs of manufacturing related expenses not included in product costs and installation costs on product accepted in the period.

	Years Ended December 31,
	2018	2017	2016
	(in 100 kilowatt systems)
Product accepted during the period	809	622	687

	Years Ended December 31,
	2018	2017	2016

	(in thousands)
Billings for product accepted in the period	$458,290	$248,102	$522,543
Billings for installation on product accepted in the period	78,927	96,452	114,680
Billings for annual maintenance services agreements	82,881	79,881	67,820

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands)
Product costs of product accepted in the period (per kilowatt)	$2,995	$3,351	$3,485	$3,855	$2,944	$3,386	$3,121	$3,999
Period costs of manufacturing related expenses not included in product costs	4,191	6,300	3,018	10,785	9,174	7,152	8,713	7,397
Installation costs on product accepted in the period (per kilowatt)	653	1,713	1,967	526	829	1,263	1,306	1,974

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Annual Report on Form 10-K. You should review the disclosure under ITEM 1A - Risk Factors in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
Our solution, the Bloom Energy Server, is a stationary power generation platform built for the digital age and capable of delivering highly reliable, uninterrupted, 24x7 constant power that is also clean and sustainable. The Bloom Energy Server converts standard low-pressure natural gas or biogas into electricity through an electrochemical process without combustion, resulting in very high conversion efficiencies and lower harmful emissions than conventional fossil fuel generation. A typical configuration produces 250 kilowatts of power in a footprint roughly equivalent to that of half of a standard thirty-foot shipping container, or approximately 125 times more space-efficient than solar power generation. 250 kilowatts of power is roughly equivalent to the constant power requirement of a typical big box retail store. Any number of these Energy Server systems can be clustered together in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts.
We market and sell our Energy Servers primarily through our direct sales organization in the United States, and also have direct and indirect sales channels internationally. Recognizing that deploying our solutions requires a material financial commitment, we have developed a number of financing options to support sales of Energy Servers to customers that lack the financial capability to purchase our Energy Servers directly, who prefer to finance the acquisition using third party financing or who prefer to contract for our services on a pay-as-you-go model.
Our typical target commercial or industrial customer has historically been either an investment-grade entity or a customer with investment-grade attributes such as size, assets and revenue, liquidity, geographically diverse operations and general financial stability. We have recently expanded our below investment-grade customer base and have also expanded internationally to target customers with deployments on a wholesale grid. Given that our customers are typically large institutions with multi-level decision making processes, we generally experience a lengthy sales process.
Purchase Options
Aside from our direct sales channel targeting those potential customers who prefer to make an outright direct purchase, we have expanded our potential customer base by providing the ability to purchase an Energy Server by other financial vehicles, such as those incorporating third-party capital resources. We have a lease offering through one of our financing partners which we refer to as a Traditional Lease. Similarly, we offer a sale-leaseback sublease arrangement, which we refer to as Managed Services. Additionally, some of our customers have elected to purchase electricity produced by our Energy Servers through a financed offering which we refer to as a Power Purchase Agreement Program, whereby one or more parties are equity investors in financing the entities that purchase the Energy Servers. Our Power Purchase Agreement Programs include both the Bloom Electrons program, which includes an equity investment by us, and our Third-Party PPA programs, where we have no equity investment. For both the Bloom Electrons program and Third-Party PPA programs, we directly manage the end customer (electricity user) relationship from originating the sale to servicing the systems over the course of the deal term.
Depending upon the purchase option chosen by our customer, either the customer or the financing provider may utilize investment tax credits and other government incentives. However, the timing of the product-related cash flows to us is generally consistent across all of the purchase options. We generally receive all product-related payments by the time that the product is accepted by the end customer.
Our capacity to offer our Energy Servers through any of these arrangements depends in large part on the ability of the parties involved in providing payment for the Energy Servers to monetize the related investment tax credits, accelerated tax depreciation and other incentives, and/or the future power purchase obligations of the end customer. Interest rate fluctuations would also impact the attractiveness of any financing offerings for our customers, and currency exchange fluctuations may also impact the attractiveness of international offerings. The Traditional Lease, Managed Services and Power Purchase Agreement Program options are limited by the creditworthiness of the customer. Additionally, the Managed Services and Traditional Lease options, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the Energy Servers or our performance of our obligations under the customer agreement.
Under each purchase option, we provide warranties and performance guaranties for the Energy Servers’ efficiency and output. Under direct purchase, Traditional Lease, and Power Purchase Agreement program options, the warranty and guaranty is typically included in the price of the Energy Server for the first year. The warranty and guaranty may be renewed annually at the customer’s option - as an operations and maintenance services agreement - at predetermined prices for a period of up to 25 years. Historically, our customers have almost always exercised their option to renew under these operations and maintenance services agreements. Under the Managed Services program, the operations and maintenance performance guaranties are priced separately and included for a fixed period specified in the customer agreement. This period is typically either 6 or 10 years, which may be extended at the option of the parties for additional years with all payments made annually. Under the Power Purchase Agreement Programs, we provide warranties and performance guaranties regarding the Energy Servers’ efficiency to the customer (i.e., the end user of the electricity generated by the Energy Servers), and we provide warranties and performance guaranties regarding the Energy Servers’ output to the entity that purchases the Energy Servers.
Acceptances
We use "acceptances" as a key operating metric to measure the volume of our operational activity from period to period. We typically define an acceptance as when an Energy Server is installed and running at full power as provided in the customer contract or the financing agreements.
The portion of acceptances in the year ended December 31, 2018 attributable to each purchase option was as follows: direct purchase (including Third Party PPAs) 88%, Traditional Lease 12%, Managed Services 0% and Bloom Electrons 0%. The portion of acceptances in the year ended December 31, 2018 attributable to each payment option was as follows: direct purchase (including Third Party PPAs and the Republic of Korea orders) 68%, Traditional Lease 16%, Managed Services 4% and Bloom Electrons 12%.
The portion of acceptances in the year ended December 31, 2017 attributable to each purchase option was as follows: direct purchase (including Third Party PPAs) 72%, Traditional Lease 7%, Managed Services 21% and Bloom Electrons 0%. The portion of acceptances in the year ended December 31, 2017 attributable to each payment option was as follows: direct purchase (including Third Party PPAs) 61%, Traditional Lease 7%, Managed Services 8% and Bloom Electrons 24%.
The portion of acceptances in the year ended December 31, 2016 attributable to each purchase option was as follows: direct purchase (including Third Party PPAs) 10%, Traditional Lease 6%, Managed Services 31% and Bloom Electrons 53%. The portion of acceptances in the year ended December 31, 2016 attributable to each payment option was as follows: direct purchase (including Third Party PPAs) 40%, Traditional Lease 18%, Managed Services 4% and Bloom Electrons 38%.
Backlog
The timing of delivery and installations of our products have a significant impact on the timing of the recognition of product revenue. Many factors can cause a lag between the time that a customer signs a purchase order and our recognition of product revenue. These factors include the number of Energy Servers installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, and customer facility construction schedules. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, including delays in their obtaining financing. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets the timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize. For our installations, revenue and cost of revenue can fluctuate significantly on a periodic basis depending on the timing of acceptance and the type of financing used by the customer.
Our product sales backlog was $772.8 million, equivalent to 1,384 systems, or 138.4 megawatts, as of December 31, 2018. Our product sales backlog was $803.9 million, equivalent to 1,187 systems, or 118.7 megawatts, as of December 31, 2017. Our product sales backlog was $489.6 million, equivalent to 871 systems, or 87.1 megawatts, as of December 31, 2016. We define product sales backlog as signed customer product sales orders received prior to the period end, but not yet accepted, excluding site cancellations. The timing of the deployment of our backlog depends on the factors described above. However, as a general matter, at any point in time, we expect at least 50% of our backlog to be deployed within the next 12 months. The portion of our backlog in the year ended December 31, 2018 attributable to each payment option was as follows: direct purchase (including Third Party PPAs) 98%, Traditional Lease 2%, Managed Services 0% and Bloom Electrons 0%. The portion of our backlog in the year ended December 31, 2017 attributable to each payment option was as follows: direct purchase (including Third Party PPAs) 61%, Traditional Lease 7%, Managed Services 8% and Bloom Electrons 24%. The portion of our backlog in the year ended December 31, 2016 attributable to each payment option was as follows: direct purchase (including Third Party PPAs) 40%, Traditional Lease 18%, Managed Services 4% and Bloom Electrons 38%.
Purchase and Lease Programs
Initially, we only offered our Energy Servers on a direct purchase basis, in which the customer purchases the product directly from us. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed the Traditional Lease, Managed Services, Bloom Electrons program and further, our Third-Party PPA Program. The Third-Party PPA Program carries many of the same obligations as a traditional Bloom Electrons program, except that we do not have any equity interest in the PPA structure. Therefore, the Bloom Electrons programs and the various Third-Party PPA Programs are collectively described here under the Power Purchase Agreement Program(s). The substantial majority of bookings made in recent periods are pursuant to Third-Party PPA Programs.

Traditional Lease
Under the Traditional Lease arrangement, the customer enters into a lease directly with a financier, which pays us for the Energy Servers pursuant to a sales agreement (a Financing Agreement, described below). We recognize product and installation revenue upon acceptance. After the standard one-year warranty period, our customers have almost always exercised the option to enter into operations and maintenance services agreements with us, under which we receive annual service payments from the customer. The price for the annual operations and maintenance services is set at the time we enter into the Financing Agreement. The duration of our Traditional Leases ranges from 6 to 15 years.
Under a Financing Agreement, we are generally paid the full price of the Energy Servers as if sold as a purchase by the customer based on four milestones. The four payment milestones are typically as follows: (i) 15% upon execution of the financier's entry into the lease with a customer, (ii) 25% on the day that is 180 days prior to delivery of the Energy Servers, (iii) 40% upon shipment of the Energy Servers, and (iv) 20% upon acceptance of the Energy Servers. The financier receives title to the Energy Servers upon installation at the customer site and the customer has risk of loss while the Energy Server is in operation on the customer’s site.
The Financing Agreement provides for the installation of the Energy Servers and includes a standard one-year warranty, which includes the performance guaranties described below, with the warranty offered on an annually renewing basis at the discretion of the customer. The customer must provide gas for the Energy Servers to operate.
Warranty Commitments
We typically provide (i) an Output Warranty to operate at or above a specified baseload output of the Energy Servers on a site, and (ii) an Efficiency Warranty to operate at or above a specified level of fuel efficiency. Both are measured on a monthly, cumulative, or other basis, as specified in the Financing Agreement. Upon the applicable customer making a warranty claim for a failure of any of our warranty commitments, we are then obligated to repair or replace the Energy Server, or if a repair or replacement is not feasible, to pay the customer an amount approximately equal to the net book value of the Energy Server, after which the Financing Agreement would be terminated. As of December 31, 2018, we had incurred no obligations to make payments pursuant to these warranty commitments.

Performance Guaranties
Our performance guaranties are negotiated on a case-by-case basis for projects deployed through the Traditional Lease program, but we typically provide an Output Guaranty of 95% measured cumulatively from the date the applicable Energy Server(s) are commissioned and an Efficiency Guaranty of 52% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the applicable customer. As of December 31, 2018, the fleet of Energy Servers deployed pursuant to the Traditional Lease programs were performing at a lifetime average output of approximately 86% and a lifetime average efficiency of approximately 54%. As of December 31, 2018, our obligation to make payments for underperformance against the performance guaranties for Traditional Lease projects was capped at an aggregate total of approximately $5.9 million (including payments both for low output and for low efficiency). As of December 31, 2018, our aggregate remaining potential liability under this cap was approximately $5.5 million.
Remarketing at Termination of Lease
At the end of any customer lease in the event the financier or customer does not renew or purchase the Energy Servers, we may remarket any such Energy Servers to a third party, and any proceeds of such sale would be allocated between us and the applicable financing partner as agreed between them at the time of such sale.
Managed Services

Under our Managed Services program, we initially enter into a master lease agreement with the financing partner which holds title to the Energy Server. Once a customer is identified, we sell the Energy Server to the financing partner and enter into a project-specific operating lease with the financing partner and a service agreement with the customer. The duration of our Managed Services leases is currently either 6 or 10 years. We recognize revenue from the sale of the equipment to the financing partner once the Energy Server has been accepted by the customer. Under the service agreement with the customer, there are two payment components: a monthly equipment fee payable to the financing partner which covers the amount of the lease payment, which is guaranteed by us, and a service payment payable to us for our operation and maintenance of the Energy Server. The service payment may either be fixed or based on the monthly output of electric power produced by the Energy Server. Under the master lease with the financing party, the Company assigns it right to the monthly equipment fee to the financing partner in satisfaction of its rights to make the equipment lease payments.
Our warranty commitments under the Managed Services option are substantially similar to those applicable to the Traditional Lease program described above. Our Managed Services deployments do not typically include any performance guaranties above the warranty commitments, but the customer’s payment to us may include a payment that is proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. Since the customer’s payment is based on the Energy Server’s output, our service revenues are lower if output is less than 95% (and higher if output exceeds 95%). As of December 31, 2018, the fleet of Energy Servers deployed pursuant to the Managed Services program were performing at a lifetime average output of approximately 94%.
Power Purchase Agreement Programs
Our customers have the option to purchase electricity produced by our Energy Servers through a financed offering which we refer to as a Power Purchase Agreement Program, whereby one or more parties are equity investors in financing the entities that purchase the Energy Servers. Our Power Purchase Agreement Programs include both the Bloom Electrons program, which includes an equity investment by us and in which we recognize revenue as the electricity is produced, and our Third-Party PPA programs, in which we have no equity investment and we recognize revenue on acceptance.

* Under the Third Party PPA arrangements there is no link with an investment company, as we do not have an equity investment in those arrangements.
In each Power Purchase Agreement Program, we sell our Energy Servers to an entity that owns the Energy Servers (an Operating Company) which sells the electricity generated by the Energy Servers to the ultimate end customers pursuant to a Power Purchase Agreement, energy services agreement, or similar contract. Because the end customer's payment is stated on a dollar-per-kilowatt-hour ("$/kWh") basis, we refer to these agreements as Power Purchase Agreements ("PPAs"). Our Bloom Electrons program involved an equity investment by us (through an Investment Company) in the applicable Operating Company.
Under our Power Purchase Agreement Programs, we perform many of the functions of a typical project developer, including identification of end customers, leading negotiations with such end customer regarding the PPA, and entering into an Energy Server sales, operations and maintenance agreement ("EPC and O&M Agreement") with the Operating Company that will own the Energy Servers for the full term of the PPA. In some cases, the applicable financier(s) assists with the identification of end customers, and the negotiation of the PPAs. The Operating Company then enters into the PPA with the end customer which purchases electricity generated by the Energy Servers at a price that includes the payment for the O&M services. The Operating Company receives all cash flows generated under the PPA(s), in addition to all investment tax credits, all accelerated tax depreciation benefits, and any other cash flows generated by the operation of the Energy Servers not allocated to the end customer under the PPA.
The sales of our Energy Servers to the Operating Company in connection with the various Power Purchase Agreement Programs have many of the same terms and conditions as a direct sale. Payment of the purchase price is generally broken down into multiple installments, which may include payments prior to shipment, upon shipment or delivery of the Energy Server, and upon acceptance of the Energy Server. Acceptance typically occurs when the Energy Server is installed and running at full power as defined in each contract. A one-year service warranty is provided with the initial sale. After the expiration of the initial standard one-year warranty, the Operating Company has the option to enter into annual operations and maintenance services agreements with us at a price determined at the time of purchase of the Energy Server, which may be renewed annually for each Energy Server for up to 25 years.
Pursuant to the service warranty for Power Purchase Agreement Program projects, we provide efficiency and minimum output warranty commitments (see below) to the Operating Company (collectively, "Performance Warranties") and provide a backstop of the efficiency commitments provided by the Operating Company to the end customer under each PPA. In the event that the Energy Servers fail to satisfy these warranty levels, we may be obligated to repurchase the applicable Energy Servers if we are unable to repair or replace them during the applicable cure period. Across all Power Purchase Agreement Program projects, as of December 31, 2018, we had incurred no repurchase obligations pursuant to such warranties. In addition, we guarantee minimum output and efficiency levels greater than the warranty levels and pay certain capped performance guaranty amounts if those levels are not achieved. These performance guaranties are negotiated on a case-by-case basis, but we provide an Output Guaranty of 95% measured annually or cumulatively from the date the applicable Energy Server(s) are commissioned and typically an Efficiency Guaranty of 52% measured cumulatively. In each case, underperformance obligates us to make a payment to the Operating Company, either to compensate the Operating Company for lost revenues under the applicable PPA or to reimburse the Operating Company for payments made to the end customer under such PPA. These payments are subject to caps set forth in the applicable PPA.
As of December 31, 2018, the fleet of Energy Servers deployed pursuant to Power Purchase Agreement Programs performed at an average output of approximately 86% for three months ended December 31, 2018, and a lifetime average efficiency of approximately 54% through December 31, 2018. As of December 31, 2018, our obligation to make payments for underperformance on these projects was capped at an aggregate total of approximately $55.5 million (including payments both for low output and for low efficiency). As of December 31, 2018, our aggregate remaining potential liability under this cap was approximately $41.8 million.
Obligations to Operating Companies
In each Power Purchase Agreement Program, we and the applicable Operating Company enter into one or more EPC and O&M Agreements pursuant to which we perform certain manufacturing, design, installation, commissioning, operation, and maintenance obligations for the Operating Company for a term of up to 25 years.
Our obligations under the EPC and O&M Agreement(s) for each Power Purchase Agreement Program project include:

i.	designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the Operating Company,

ii.
obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the EPC and O&M Agreement(s),

iii.	operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations,

iv.	satisfying the efficiency and output warranties set forth in such EPC and O&M Agreement(s) and the PPA(s) (Performance Warranties), and

v.	complying with any specific requirements contained in the PPA(s) with individual end-customer(s).
The EPC and O&M Agreement(s) obligate us to repurchase the Energy Servers in the event the Energy Servers fail to comply with the Performance Warranties or we otherwise breach the terms of the applicable EPC and O&M Agreement(s) and we fail to remedy such failure or breach after a cure period, or in the event that a PPA terminates as a result of any failure by us to comply with the applicable EPC and O&M Agreement(s). In some Power Purchase Agreement Program projects, our obligation to repurchase Energy Servers extends to the entire fleet of Energy Servers sold pursuant to the applicable EPC and O&M Agreement(s) in the event such failure affects more than a specified number of Energy Servers.
In some Power Purchase Agreement Programs, we have also agreed to pay liquidated damages to the applicable Operating Company in the event of delays in the manufacture and installation of Energy Servers, either in the form of a cash payment or a reduction in the purchase price for the applicable Energy Server(s).
Both the upfront purchase price for the Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar-per-kilowatt ($/kW) basis.
The EPC and O&M Agreement(s) for each Power Purchase Agreement Program project generally provides for the following performance and indemnity obligations:

Efficiency Obligations - We warrant to the applicable Operating Company that each Energy Server and/or the portfolio of Energy Servers sold to such entity will operate at an average efficiency level specified in the O&M Agreement, calculated over a period specified in the O&M Agreement following the commercial operations date of such Energy Server. In some cases, we are obligated to repair or replace Energy Servers that are unable to satisfy the minimum efficiency level, or if a repair or replacement is not feasible, to repurchase such Energy Servers at the original purchase price, subject to adjustment for depreciation (Efficiency Warranty(ies)). In other cases, we are obligated to make a payment to compensate for the increased costs of procuring natural gas for the applicable Energy Server(s) resulting from the underperformance as against the minimum efficiency level, which payments are capped at a level specified in the applicable PPA agreement (the "Efficiency Guaranty").
Output Obligations - In addition, we warrant that the Energy Servers will generate a minimum amount of electricity during specified periods of time. Under O&M Agreements, our output obligations include: (i) the generation of a minimum amount of electricity on a monthly, quarterly, annual, or cumulative basis (as specified in the applicable EPC and O&M Agreement(s)), the failure of which obligates us to repair or replace the Energy Servers that are unable to satisfy such minimum output level, or if such repair or replacement is not feasible, to repurchase such Energy Servers at the original purchase price, subject to adjustment for depreciation ("Output Warranties"), and (ii) the generation of a minimum amount of electricity on either an annual or cumulative basis beginning on the commercial operations date of such Energy Server (as specified in the applicable EPC and O&M Agreement(s), the failure of which obligates us to make a payment to the applicable Operating Company based on the volume of the shortfall below the minimum output level, subject in some cases to a liability cap specified in the applicable EPC and O&M Agreement(s) ("Output Guaranties"). In some Power Purchase Agreement Program projects, these generation obligations are aggregated across the entire fleet of Energy Servers deployed pursuant to such project; in others, each Energy Server must satisfy the minimum generation obligations measured individually.
Indemnification of Performance Warranty Expenses Under PPAs - In addition to the efficiency and output obligations, we also have agreed to indemnify certain Operating Companies for any expenses they incur to any of the end customers resulting from failures of the applicable Energy Servers to satisfy any of the Performance Warranties set forth in the applicable PPA(s). In addition, in the event that a PPA is terminated by an end customer as to any Energy Servers as a result of our failure to perform any of our obligations under the applicable EPC and O&M Agreement(s), we are obligated to repurchase such Energy Server from the applicable Operating Company for a repurchase price equal to the original purchase price, subject to adjustment for depreciation.
Administration of Operating Companies - In each of the Bloom Electrons programs, we perform certain administrative services on behalf of the applicable Operating Company, including invoicing the end customers for amounts owed under the PPAs, administering the cash receipts of the Operating Company in accordance with the requirements of the financing arrangements, interfacing with applicable regulatory agencies, and other similar obligations. We are compensated for these services on a fixed dollar-per-kilowatt ($/kW) basis.
Obligations to End Customers
While the counterparty to the PPAs under each Power Purchase Agreement Program project is the applicable Operating Company, under the applicable EPC and O&M Agreement(s) we are obligated to perform each of the obligations of such Operating Company set forth in each PPA. These obligations include:

i.	designing, manufacturing, and installing the Energy Servers,

ii.
obtaining (or, where applicable under applicable law, assisting the end customer in obtaining) all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the PPA,

iii.	operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations,

iv.	satisfying the Performance Warranties set forth in the PPA, and

v.	complying with any additional requirements of contained in the PPA.
Each PPA is negotiated on a case-by-case basis, but the PPAs generally adhere to the following terms:
Term; Early Termination - The PPAs typically provide for an initial term of 15 or 20 years, and may be renewed by the mutual agreement of the end customer and the applicable Operating Company for additional periods at the expiration of the initial term. In the event that the end customer desires to terminate the PPA before the end of the contract term, or in the event that the PPA is terminated by the applicable Operating Company due to an end customer default, the end customer is required to pay a “termination value” payment as liquidated damages.
Energy Server Installation and Operation - The applicable Operating Company is responsible for the installation, operation and maintenance of the Energy Servers on a turn-key basis.

Take-Or-Pay Purchase Obligation - The end customer is required to purchase all of the electricity generated by the Energy Servers for the duration of the PPA. In the event that the end customer is unwilling or unable to accept delivery of such electricity or fails to supply the necessary fuel to the Energy Servers, the end customer is required to make a payment to the Operating Company for the amount of electricity that would have been delivered had the Energy Servers continued to operate.
Fuel Supply Obligation - The end customer is required to provide all necessary fuel for the operation of the Energy Servers.
Ownership of Energy Servers - The applicable Operating Company retains title to the Energy Servers at all times unless the PPA provides a purchase option and the end customer elects to purchase the Energy Server(s).
Financial Incentives and Environmental Attributes - As the owner of the Energy Servers, the Operating Company retains ownership of any tax benefits associated with the installation and operation of the Energy Servers. Additional financial incentives available in connection with each installation (such as payments under state incentive programs or renewable portfolio standard programs) and any environmental benefits associated with the Energy Servers (such as carbon emissions reductions credits) are allocated to either the Operating Company or the end customer on a case-by-case basis. In some circumstances, the Operating Company has also agreed to purchase and deliver renewable energy credits to the end customer in connection with the PPA.
Efficiency Commitments - The Operating Company makes certain warranties and guaranties regarding the Energy Servers’ efficiency to the end customer. Generally, these consist of (i) an Efficiency Warranty, where the Operating Company is obligated to repair or replace Energy Servers that fail to operate at or above a specified level of efficiency, and/or (ii) an Efficiency Guaranty, where the Operating Company is obligated to make payments to the end customer to cover the cost of procuring excess fuel if the Energy Servers fail to operate at or above a specified level of efficiency on a cumulative basis during the term of the PPA. Where an Efficiency Guaranty is provided, the Operating Company’s aggregate liability for payments (and, thereby, our indemnity exposure to the Operating Company) is capped. In certain circumstances, we may negotiate modifications to the efficiency commitments with the end customer, including different efficiency thresholds or providing for monetary payments under the Efficiency Warranty in lieu of or in addition to an obligation to repair or replace underperforming Energy Servers.
Output Commitments - Although our standard PPA offering does not include a minimum output commitment to the end customer, exceptions may be negotiated on a case-by-case basis if we believe the opportunity justifies such exception. These output commitments are at an output level lesser than or equal to the Output Warranty provided by us to the Operating Company under the applicable EPC and O&M Agreement(s), and provide either for a payment to the end customer for the shortfall in electricity produced or for an end customer termination right. In addition, where the end customer (as opposed to the Operating Company) is entitled to the benefits of an incentive program that requires a minimum output level, the Operating Company may agree to reimburse the end customer for any decrease in incentive payments resulting from the Energy Servers’ failure to operate at such minimum output level.
Defaults; Remedies - Defaults under the PPAs are typically limited to (i) bankruptcy events, (ii) unexcused failure to perform material obligations (including payment obligations), and (iii) breaches of representations and warranties. Additional defaults may be negotiated on a case-by-case basis. The parties are generally afforded cure periods of at least 30 days to cure any such defaults. In the event of an uncured default by the Operating Company, the end customer may terminate the PPA either in whole or in part as to the Energy Server(s) affected by such default, and may seek other remedies afforded at law or in equity. In the event of an uncured default by the end customer, the Operating Company may terminate the PPA either in whole or in part as to the Energy Server(s) affected by such default, and may seek other remedies afforded at law or in equity; in addition, in the event a PPA is terminated due to an end customer default, the end customer is obligated to make a termination value payment to the Operating Company.
The Operating Company in each of the Power Purchase Agreement Programs (other than PPA I) has incurred debt in order to finance the acquisition of Energy Servers. The lenders for these projects are a combination of banks and/or institutional investors. In each case, the debt is secured by all of the assets of the Operating Company (primarily comprised of the Energy Servers and a collateral assignment of each of the contracts to which the Operating Company is a party, including the O&M Agreement entered into with us and the offtake agreements entered into with the Operating Company’s customers), and is senior to all other debt obligations of the Operating Company. As further collateral, the lenders receive a security interest in 100% of the membership interest of the Operating Company. However, as is typical in structured finance transactions of this nature, although the Project Debt is secured by all of the Operating Company’s assets, the lenders have no recourse to us or to any of the other tax equity investors in the project. The applicable debt agreements include provisions that implement a customary “payment waterfall” that dictates the priority in which the Operating Company will use its available funds to satisfy its payment obligations to us, the lenders, the tax equity investors and other third parties.

We have determined that we are the primary beneficiary in the PPA Entities. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our consolidated financial statements. We recognize the tax equity investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of convertible redeemable preferred stock and equity. Our consolidated statements of cash flows reflect cash received from these investors as proceeds from investments by noncontrolling interests in subsidiaries. Our consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these investors as distributions payable to noncontrolling interests in subsidiaries on our consolidated balance sheets. However, the PPA Entities are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the PPA Entities except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rate of return to the tax equity investors, or otherwise.
For further information about our Power Purchase Agreement Programs, see Note 12 - Power Purchase Agreement Programs, to our consolidated financial statements included in this Annual Report on Form 10-K.
Third-Party PPA Programs
With our Bloom Electrons program, we endeavored to assist our customers' purchases by directly participating in financing the purchase of their Energy Server. More recently, we have moved to providing the same service to our customers without our direct involvement in the capital financing and therefore, having no equity investment in the resulting PPA. We refer to this purchase option as Third-Party PPA arrangements, structured in a near-identical manner and with the same terms and conditions as our Bloom Electrons program (described above), only without our assuming an equity position in the PPA structure. This way, we retain the benefits for the marketability of our Energy Servers without the capital burden and without the potential financial liability.
International Channel Partners
Prior to 2018, we consummated a small number of sales outside the United States of America, including in India and Japan. In India, sales activities are currently conducted by Bloom Energy (India) Pvt. Ltd., our wholly-owned indirect subsidiary; however, we are currently evaluating the Indian market to determine whether the use of channel partners would be a beneficial go-to-market strategy to grow our India market sales.
In Japan, sales are conducted pursuant to a Japanese joint venture established between us and subsidiaries of SoftBank Corp, called Bloom Energy Japan Limited ("Bloom Energy Japan"). Under this arrangement, we sell Energy Servers to Bloom Energy Japan and we recognize revenue once the Energy Servers leave the port of the U.S. as Bloom Energy Japan enters into the contract with the end customer and performs all installation work as well as some of the operations and maintenance work.
In 2018, Bloom Energy Japan consummated a sale of Energy Servers in the Republic of Korea to Korea South-East Power Company. Following this sale, we entered into a Preferred Distributor Agreement with SK Engineering & Construction Co., Ltd. ("SK E&C") to enable us to sell directly into the Republic of Korea.
SK E&C Agreement
SK E&C has a right of first refusal during the term of the agreement, with certain exceptions, to serve as distributor of Energy Servers for any fuel cell generation project in the Republic of Korea, and we have the right of first refusal to serve as SK E&C’s supplier of generation equipment for any Bloom Energy fuel cell project in the Republic of Korea. Under the terms of the Preferred Distributor Agreement, title, risk of loss and acceptance of the Energy Servers pass from us to SK E&C upon delivery at the named port of lading for shipment in the United States for the Energy Servers shipped in 2018 and thereafter upon delivery at the named port of unlading in the Republic of Korea, prior to unloading. The Preferred Distributor Agreement has an initial term expiring on December 31, 2021 (the "Initial Term") and thereafter will automatically be renewed for three year renewal terms unless not so extended by either party (each, a "Renewal Term", and together with the initial term, the "Term"). Either party may terminate the Preferred Distributor Agreement by written notice under certain circumstances.
Under the terms of the Preferred Distributor Agreement, we (or our subsidiary) will contract directly with the customer to provide operations and maintenance services for the Energy Servers. We have established a subsidiary in the Republic of Korea, Bloom Energy Korea, LLC, to which we will subcontract such operations and maintenance services. The terms of the operations and maintenance will be negotiated on a case-by-case basis with each customer, but are generally expected to provide the customer with the option to receive services for at least ten (10) years, and for up to the life of the Energy Servers, with terms specified below.
Output Obligations - We commit that the Energy Servers will generate minimum amount(s) of output during specified periods of time. Our output obligations include the generation of a minimum amount of electricity on a quarterly, annual or cumulative basis (as specified in the applicable agreement). As of December 31, 2018, the fleet of Energy Servers deployed pursuant to Power Purchase Agreement Programs performed at an average output of approximately 95% for three months ended December 31, 2018, and a lifetime average efficiency of approximately 52% through December 31, 2018. As of December 31, 2018, our obligation to make payments for underperformance on the direct purchase projects was capped at an aggregate total of approximately $2.9 million (including payments both for low output and for low efficiency). As of December 31, 2018, our aggregate remaining potential liability under this cap was approximately $2.9 million. Remedies for underperformance may include (a) the payment of “buy-down” liquidated damages (subject to a cap), for underperformance in connection with the commencement of operations or during an initial performance period following commencement of operations; (b) payment of liquidated damages (subject to a cap) based upon the amount of foregone electricity production; or (c) repair or replacement of the Energy Servers, or, if repair or replacement is not feasible, repurchase of such Energy Servers at a price equal to fair market value or the original purchase price, subject to adjustment for depreciation. As of December 31, 2018, we have incurred no obligations to make payments pursuant to these warranty commitments.
Efficiency Obligations - We commit that the Energy Servers will operate at minimum efficiency level(s) during specified periods of time. Our efficiency obligations include operating at guaranteed efficiency on a quarterly, annual or cumulative basis (as specified in the applicable agreement). Remedies for underperformance may include (a) the payment of “buy-down” liquidated damages (subject to a cap), for underperformance in connection with the commencement of operations or during an initial performance period following commencement of operations; (b) payment of liquidated damages (subject to a cap) based upon the amount of excess natural gas consumed by the Energy Servers; (c) repair or replacement of the Energy Servers, or, if repair or replacement is not feasible, repurchase of such Energy Servers at a price equal to fair market value or the original purchase price, subject to adjustment for depreciation. As of December 31, 2018, we have incurred no obligations to make payments pursuant to these warranty commitments.

Key Operating Metrics
In addition to the measures presented in the consolidated financial statements, we use the following key operating metrics to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions:

•
Product accepted - the number of customer acceptances of our Energy Servers in any period. We recognize revenue when an acceptance is achieved. We use this metric to measure the volume of deployment activity. We measure each Energy Server manufactured, shipped and accepted in terms of 100 kilowatt equivalents.

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

•
Billings for annual maintenance service agreements - the dollar amount billable for one-year service contracts that have been initiated or renewed. We use this metric to measure the cumulative billings for all service contracts in any given period. As our installation base grows, we expect our billings for annual maintenance service agreements to grow, as well.

•
Product costs of product accepted in the period (per kilowatt) - the average unit product cost for the Energy Servers that are accepted in a period. We use this metric to provide insight into the trajectory of product costs and, in particular, the effectiveness of cost reduction activities.

•
Period costs of manufacturing expenses not included in product costs - the manufacturing and related operating costs that are incurred to procure parts and manufacture Energy Servers that are not included as part of product costs. We use this metric to measure any costs incurred to run our manufacturing operations that are not capitalized (i.e., absorbed) into inventory and therefore, expensed to our consolidated statement of operations in the period that they are incurred.

•
Installation costs on product accepted (per kilowatt) - the average unit installation cost for Energy Servers that are accepted in a given period. This metric is used to provide insight into the trajectory of install costs and, in particular, to evaluate whether our installation costs are in line with our installation billings.

Comparison of the Years Ended December 31, 2018 and 2017

	Years Ended December 31,		Change
	2018	2017	Amount	%

Product accepted during the period (in 100 kilowatt systems)	809	622	187	30.1%
Product accepted increased by approximately 187 systems, or 30.1%, for 2018 compared to 2017. Acceptance volume increased as we installed more systems from backlog as demand increased for our Bloom Energy servers, in addition to enhancing our ability and capacity to install more energy servers with our installation team.

	Years Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Billings for product accepted in the period	$458,290	$248,102	210,188	84.7%
Billings for installation on product accepted in the period	78,927	96,452	(17,525)	(18.2)%
Billings for annual maintenance services agreements	82,881	79,881	3,000	3.8%
Billings for product accepted increased by approximately $210 million, or 84.7%, for 2018 compared to 2017. The increase was primarily due to three factors.
First, product accepted increased by approximately 187 systems, or 30.1%, for 2018 compared to 2017.
Second, ITC was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, so our billings for product accepted for 2017 only included $1.3 million in benefit from ITC. Due to the reinstatement of ITC in 2018, billings for product accepted now includes the benefit of ITC. For 2018, billings for product accepted included $132.9 million in benefits from ITC, of which $45.1 million was retroactive ITC for 2017 acceptances.
Third, the adoption of customer personalized applications, such as batteries and grid-independent solutions, increased in 2018 compared to 2017. Products that incorporate these personalized applications have, on average, a higher billings rate than our standard platform products that do not incorporate these personalized applications.
Billings for installation on product accepted decreased $17.5 million for 2018, as compared to 2017. Although product acceptances in the period increased 30.1%, billings for installation on product accepted decreased due to the mix in installation billings driven by site complexity, size, customer purchase option and one large customer in particular in 2018 where the installation was performed by the customer and therefore, we did not have any installation billing for that customer. In general, when we do not perform the installation function for a customer, such as SK E&C in the Republic of Korea, we will not have any installation billings for those orders.
When we analyze changes between the years ended 2018 and 2017, we take into account the impact of ITC that was available in 2018 as a result of the reinstatement of the ITC through December 2021. The effect of the reinstatement of ITC was higher billings in the periods eligible for ITC. For 2018, the combined total for billings for product and installation accepted was $537.2 million, an increase of 55.9% from the billings for product and installation accepted combined of $344.6 million for 2017. The increase was significantly greater than the 30.1% increase in associated acceptances during the same periods due to the reinstatement of the ITC benefit, including the one-time FY17 retroactive ITC benefit recognized in 2018 that is included in the 2018 billings numbers.
Billings for annual maintenance service agreements increased $3.0 million for 2018 compared to 2017. This increase was driven by the incremental billings for new annual maintenance service agreement renewals as a result of our growing fleet of installed Energy Servers.

	Years Ended December 31,		Change
	2018	2017	Amount	%

Product costs of product accepted in the period	$3,372/kW	$3,292/kW	$80/kW	2.4%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$24,294	$32,437	$(8,143)	(25.1)%
Installation costs on product accepted in the period	$1,189/kW	$1,271/kW	$(82)/kW	(6.5)%
Product costs of product accepted increased by approximately $80 per kilowatt, or 2.4%, for 2018 compared to 2017. This increase in cost is primarily related to the reinstatement of the ITC program in February 2018, in which we were required to repay certain suppliers for previously negotiated contractual discounts. This resulted in a one-time payment of $116 per kilowatt or $9.4 million, which was recorded to cost of product revenue.
Period costs of manufacturing related expenses decreased by approximately $8.1 million, or 25.1%, for 2018 compared to 2017. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.
Installation costs on product accepted decreased by approximately $82 per kilowatt, or 6.5%, for 2018 compared to 2017. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, etc. As such, installation on a per kW basis can vary significantly from period-to-period. In addition, some customers do their own installation, or, as is the case for SK E&C in the Republic of Korea orders, we have a partner who performs the installation. In those instances, we have little to no installation cost.
Comparison of the Years Ended December 31, 2017 and 2016

	Years Ended December 31,		Change
	2017	2016	Amount	%

Product accepted during the period (in 100 kilowatt systems)	622	687	(65)	(9.5)%
Product accepted decreased by approximately 65 systems, or 9.5%, for 2017 compared to 2016. The decline was driven by extreme weather-related seasonality on both the U.S. East Coast and West Coast, which impacted our ability to install Energy Servers at our customer sites.

	Years Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Billings for product accepted in the period	$248,102	$522,543	$(274,441)	(52.5)%
Billings for installation on product accepted in the period	96,452	114,680	(18,228)	(15.9)%
Billings for annual maintenance services agreements	79,881	67,820	12,061	17.8%
Billings for product accepted decreased by approximately $274.4 million, or 52.5%, for 2017 compared to 2016. The decrease was primarily due to two factors.
First, product accepted decreased approximately 65 systems, or 9.5%, for 2017 compared to 2016.

Second, the Federal Investment Tax Credit ("ITC") was not available to the fuel cell industry in 2017. Given that, our billings for product accepted did not include the benefit of the ITC in 2017. Our 2016 billings for product accepted included $159.8 million of ITC, whereas our 2017 billings from product accepted had $1.3 million associated with ITC. The ITC was subsequently reinstated on February 9, 2018.

Billings for installation on product accepted decreased $18.2 million, or 15.9% for 2017, compared to 2016. Although product acceptances in the period decreased 9.5%, billings for installation on product accepted decreased due to the mix in installation billings driven by site complexity, size, customer purchase option and one large customer in particular in 2017 where the installation was performed by the customer and therefore, we did not have any installation billing for that customer. In general, when we do not perform the installation function for a customer, such as in SK E&C in the Republic of Korea, we do not have any installation billings for those orders.
When we analyze changes between the years ended 2017 and 2016, we take into account the impact of ITC that was available in 2016. The effect of the loss of ITC in 2017 was lower billings in the period. For 2017, the combined total for billings for product and installation accepted was $344.6 million, a decrease of 45.9% from the billings for product and installation accepted combined of $637.2 million for 2016. The decrease was significantly greater than the 9.5% decrease in associated acceptances during the same periods due to the loss of ITC in 2017, which lowered billings for installations.
Billings for annual maintenance service agreements increased $12.1 million for 2017 compared to 2016. This increase was driven by the billings for new annual maintenance service agreement renewals as a result of a growing fleet of installed Energy Servers.

	Years Ended December 31,		Change
	2017	2016	Amount	%

Product costs of product accepted in the period	$3,292/kW	$4,457/kW	$(1,165)/kW	(26.1)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$32,437	$21,900	$10,537	48.1%
Installation costs on product accepted in the period	$1,271/kW	$1,234/kW	$37/kW	3.0%
Product costs of product accepted decreased by approximately $1,165 per kilowatt, or 26.1%, for 2017 compared to 2016. The cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs, labor and overhead through improved automation of our manufacturing facilities, better facility utilization and ongoing material cost reduction programs with our vendors.
Period costs of manufacturing related expenses increased by approximately $10.5 million, or 48.1%, for 2017 compared to 2016. Our period costs of manufacturing related expenses increased primarily as a result of lower absorption of fixed manufacturing costs into product costs due to a lower volume of builds through our factory.
Installation costs on product accepted increased by approximately $37 per kilowatt, or 3.0%, for 2017 compared to 2016. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, etc. As such, installation on a per kW basis can vary significantly from period-to-period. In addition, some customers do their own installation, or, as is the case for Republic of Korea orders, we have a partner who performs the installation. In those instances, we have little to no installation cost.

Results of Operations
Revenue
We primarily recognize revenue from the sale and installation of Energy Servers, by providing services under maintenance contracts, and from electricity sales by our PPA Entities.
Product Revenue
All of our product revenue is generated from the sale of our Energy Servers to direct purchase, Third-Party PPAs, traditional lease and managed services customers. We generally recognize product revenue from contracts with customers for the sales of our Energy Servers once we achieve acceptance; that is, generally when the system has been installed and is running at full power as defined in each contract.
The amount of product revenue we recognize in a given period is materially dependent on the volume and size of installations of our Energy Servers and on the type of financing used by the customer.

Installation Revenue
All of our installation revenue is generated from the installation of our Energy Servers to direct purchase, traditional lease and managed services customers. The amount of installation revenue we recognize in a given period is materially dependent on the volume and size of installations of our Energy Servers in a given period, whether the customer chooses to do the installation themselves, and on the type of financing used by the customer.
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
Cost of Product Revenue
Cost of product revenue consists of costs of Energy Servers that we sell to direct, traditional lease and managed services customers, including costs of materials, personnel costs, allocated costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of our equipment. Because the sale of our Energy Servers includes a standard one-year warranty, cost of product revenue also includes estimated first-year warranty costs. Warranty costs for customers that purchase under contracts where the revenue is recognized ratably are recognized as a cost of product revenue as they are incurred. We expect our cost of product revenue to increase in absolute dollars as we deliver and install more Energy Servers and our product revenue increases.
Cost of Installation Revenue
Cost of installation revenue consists of the costs to install the Energy Servers that we sell to direct, traditional lease and managed services customers, including costs of materials and service providers, personnel costs, and allocated costs. In both Japan and the Republic of Korea, the cost of the installations and resulting revenue is attributable to our channel partners. Notwithstanding the use of channel partners, for the next twelve months, we expect our cost of installation revenue to increase in absolute dollars as we deliver and install more Energy Servers, though it will be subject to variability as a result of the timing of installation and other factors.
Cost of Service Revenue
Cost of service revenue consists of costs incurred under maintenance service contracts for all customers including direct sales, traditional lease, managed services and PPA customers. Such costs include personnel costs for our customer support organization, allocated costs and extended maintenance-related product repair and replacement costs. We expect our cost of service revenue to increase in absolute dollars as our base of megawatts deployed grows, and we expect our cost of service revenue to fluctuate period by period depending on the timing of maintenance of Energy Servers.
Cost of Electricity Revenue
Cost of electricity revenue primarily consists of the depreciation of the cost of the Energy Servers owned by our PPA Entities and the cost of gas purchased in connection with PPAs entered into by our first PPA Entity. The cost of depreciation of the Energy Servers is reduced by the amortization of any U.S. Treasury grant payment in lieu of the energy investment tax credit associated with these systems. We expect our cost of electricity revenue to increase in absolute dollars as our base of megawatts deployed grows.

Gross Profit (Loss)
Gross profit (loss) has been and will continue to be affected by a variety of factors, including the sales price of our products, manufacturing costs, the costs to install the products, the costs to maintain the systems in the field, the mix of financing options used and the mix of revenue between product, service and electricity. We expect our gross profit to fluctuate over time depending on the factors described above.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options and purchase rights issued to employees based on the estimated fair value of the awards on the grant date. We use the Black-Scholes-Merton ("Black-Scholes") option pricing model to estimate the fair value of stock options and 2018 ESPP purchase rights. The fair value of restricted stock units ("RSUs"), is measured using the fair value of our common stock on the date of the grant. The fair value of stock options is recognized as expense on a straight-line basis over the requisite service period, which is generally two years. The fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which generally ranges from two to four years. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense using the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. The fair value of the 2018 ESPP purchase rights is recognized as expense on the vesting period of each offering period. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Stock-based compensation expense is recorded in the consolidated statements of operations based on the employees’ respective function.
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

Gain (Loss) on Revaluation of Warrant Liabilities
Warrants issued to investors and lenders that allow them to acquire our convertible preferred stock have been classified as liability instruments on our balance sheet. We record any changes in the fair value of these instruments between reporting dates as a separate line item in our statement of operations. Since the warrants issued were mandatorily convertible into common stock at the completion of our IPO, the liability related to these mandatorily converted warrants was reclassified to additional paid-in capital on the IPO date and total gains and losses for revaluation of warrant liabilities was recorded in the consolidated statement of operations.
Provision for Income Taxes
Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We have provided a full valuation allowance on our U.S. deferred tax assets because we believe it is more likely than not that the deferred tax assets will not be realized. At December 31, 2018, we had federal and state net operating loss carryforwards of $1.7 billion and $1.5 billion, respectively, which will expire, if unused, beginning in 2022 and 2028, respectively.
Net Income (Loss) Attributable to Noncontrolling Interests
We allocate profits and losses to the noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as our PPA entities. Net income (loss) attributable to noncontrolling interests is deducted from our net income (loss) in determining our net income (loss) attributable to common stockholders.

Comparison of the Years Ended December 31, 2018 and 2017
Revenue

	Years Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Product	$512,322	$179,768	$332,554	185.0%
Installation	91,416	63,226	28,190	44.6%
Service	82,385	76,904	5,481	7.1%
Electricity	55,915	56,098	(183)	(0.3)%
Total revenue	$742,038	$375,996	$366,042	97.4%
Total Revenue
Total revenue increased by approximately $366.0 million, or 97.4%, for 2018 compared to 2017. There were four principal drivers of this revenue increase.
First, product acceptances increased by approximately 187 systems, or 30.1%, for 2018 compared to 2017.
Second, we achieved a significantly higher mix of orders from customers where revenue is recognized on acceptance compared to orders where revenue is recognized over the term of the agreement. In 2018, we recognized 100.0% of our orders at acceptance whereas only 79.0% of total acceptances in 2017 were recognized at acceptance.
Third, the Federal Investment Tax Credit (ITC) was reinstated on February 9, 2018. ITC was not available to the fuel cell industry in 2017, however, our revenue in 2018 includes the benefit of the reinstatement. The total revenue for 2018 included $171.1 million of benefit from ITC whereas the total revenue for 2017 included $9.6 million of benefit, thus an increase in benefit to revenue from ITC of $161.5 million compared to the same period in 2017. The $171.1 million benefit of ITC in 2018 included $45.5 million benefit of the retroactive ITC for 2017 acceptances and in that sense was benefited by a one-time “catch-up” (including the 2017 benefit).
Lastly, the adoption of customer personalized applications, such as batteries and grid-independent solutions, increased in 2018 compared to 2017. Customer orders that include these personalized applications generated, on average, higher revenue than our standard orders that do not include these personalized applications.

Product and installation revenue combined increased by approximately $360.7 million, or 148.5%, to $603.7 million for 2018 from $243.0 million for 2017. Depending on the customer purchase option elected by our customers, the product, installation and electricity revenue for that contract will either be recognized up front at acceptance or ratably over the life of the contract. The ratable portion of the product and installation revenue increased approximately $0.2 million to $25.2 million for 2018 from $25.0 million for 2017. This immaterial increase was due to acceptances on orders during 2017 where revenue is recognized over the term of the agreement. The upfront portion of the product and install revenue increased approximately $360.5 million to $578.5 million for 2018 from $218.0 million for 2017. This increase in upfront product and install revenue was primarily due to the increase in upfront acceptances to 809 in 2018 from 489 in 2017. The upfront product and install average selling price increased to $7,155 per kilowatt for 2018, from $4,460 per kilowatt for 2017, primarily driven by the reinstatement of the ITC benefit, including the one-time FY17 retroactive ITC benefit recognized in 2018, and the increased sales of customer personalized applications.
Product Revenue
Product revenue increased by approximately $332.6 million, or 185.0%, for 2018 compared to 2017. This increase was driven by the increase in acceptances, higher mix of orders where revenue is recognized on acceptance, the ITC reinstatement, and an increase in the sales of customer personalized applications.
Installation Revenue
Installation revenue increased by approximately $28.2 million, or 44.6%, from $63.2 million for 2017 to $91.4 million for 2018. This increase was driven by the increase in acceptances, higher mix of orders where revenue is recognized on acceptance, and increase in the sales of customer personalized applications, partially offset by the lower installation revenue associated with one large customer in 2018 where the installation was performed by the customer and as a result, we did not have any installation revenue for that customer. In general, when a customer or, in the case of SK E&C in the Republic of Korea, a partner performs the installation service, we do not generate revenue for the installation.
Service Revenue
Service revenue increased by approximately $5.5 million, or 7.1% for 2018 compared to 2017. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue decreased by approximately $0.2 million, or 0.3%, for 2018 compared to 2017, due to a normal fluctuation in energy produced by the PPA entities' Energy Servers.

Cost of Revenue

	Years Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue:
Product	$374,590	$210,773	$163,817	77.7%
Installation	119,474	59,929	59,545	99.4%
Service	94,639	83,597	11,042	13.2%
Electricity	36,265	39,741	(3,476)	(8.7)%
Total cost of revenue	$624,968	$394,040	$230,928	58.6%
Gross profit (loss)	$117,070	$(18,044)	$135,114	748.8%
Total Cost of Revenue
Total cost of revenue increased by approximately $230.9 million, or 58.6%, for 2018 compared to 2017. Included as a component of total cost of revenue, stock-based compensation increased approximately $33.7 million for 2018 compared to 2017. Total cost of revenue, excluding stock-based compensation, increased approximately $197.2 million, or 51.0%, to $583.5 million for 2018 compared to $386.3 million for 2017. This increase in total cost of revenue was primarily attributable to higher product and install cost of revenue which was driven by an increase in the volume of product acceptances and a higher mix of orders with customers in which cost of revenue is recognized on acceptance, instead of ratably over the life of the agreement. Additionally there was an increase in the sales of customer personalized applications for 2018. These applications generally have a cost associated with them and therefore cause an increase in the cost of revenue.
Combined product and installation cost of revenue increased approximately $223.4 million, or 82.5%, to $494.1 million for 2018, from $270.7 million for 2017. The ratable portion of the product and installation cost of revenue increased by approximately $1.6 million to $18.2 million for 2018 from $16.6 million in 2017. This increase was due to the increase in ratable acceptances through 2017 whose contract was started at various times throughout the year and therefore only recognized for a portion of the year, which would now have a full year of product and installation costs recognized in 2018. Product and installation stock-based expense increased approximately $30.2 million to $31.4 million for 2018 from $6.2 million for 2017. The remaining upfront portion of the product and installation cost of revenue, excluding stock based compensation, increased approximately $191.5 million to $438.6 million for 2018 from $247.1 million for 2017. This increase in upfront product and installation cost of revenue was primarily due to the increase in upfront acceptances to 809 in 2018 from 489 in 2017. The upfront product and installation average cost of revenue on a per kilowatt basis, also described as total install system cost ("TISC") increased to $5,425 per kilowatt for 2018 from $5,056 per kilowatt for 2017. The increase was primarily driven by the increase in the sales of customer personalized applications which have a higher per unit cost and the one-time cost associated with the reinstatement of ITC in 2018.
Cost of Product Revenue
Cost of product revenue increased by approximately $163.8 million, or 77.7%, for 2018 compared to 2017. This increase was driven by the increase in acceptances, higher mix of orders where cost of revenue is recognized on acceptance, increased costs from the sales of customer personalized applications, and an increase in stock-based compensation. Additionally, as a result of the reinstatement of the ITC program in February 2018, we were required to repay certain suppliers for previously negotiated contractual discounts. This one-time payment of $9.4 million was recorded to cost of product revenue.
Cost of Installation Revenue
Cost of installation revenue increased by approximately $59.5 million, or 99.4%, for 2018 compared to 2017. This increase was driven by the increase in acceptances, higher mix of orders where cost of revenue is recognized on acceptance, and increased costs from the sales of customer personalized applications where the installation is more complex, partially offset by the lower cost of installation associated with one large customer in 2018 where the installation was performed by the customer and as a result, we did not have any installation cost for that customer. In general, when we do not perform the installation function for a customer, such as in SK E&C in the Republic of Korea, we do not incur any installation costs on those orders.

Cost of Service Revenue
Cost of service revenue increased by approximately $11.0 million, or 13.2%, for 2018 compared to 2017. This increase in service cost was primarily due to more power module replacements required in the fleet as a result of a larger fleet of installed Energy Servers, as well as replacing older generation power modules during the normal service process.
Cost of Electricity Revenue
Cost of electricity revenue decreased by approximately $3.5 million, or 8.7%, for 2018 compared to 2017, mainly due to a gain recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.
Gross Profit (Loss)

	Years Ended December 31,		Change
	2018	2017

	(dollars in thousands)
Gross Profit (Loss):
Product	$137,732	$(31,005)	$168,737
Installation	(28,058)	3,297	(31,355)
Service	(12,254)	(6,693)	(5,561)
Electricity	19,650	16,357	3,293
Total Gross Profit (Loss)	$117,070	$(18,044)	$135,114

Gross Margin
Product	27%	(17)%
Installation	(31)%	5%
Service	(15)%	(9)%
Electricity	35%	29%
Total Gross Margin	16%	(5)%
Total Gross Profit
Gross profit improved $135.1 million, in 2018 compared to 2017. This improvement was generally as a result of higher product margins due to the increase in product acceptances which drove higher volume, a higher mix of orders recognized at acceptance versus ratably over the life of the agreement, and the reinstatement of the ITC.
Product Gross Profit
Product gross profit increased $168.7 million in 2018 compared to 2017. This increase was due to the increase in product acceptances which drove higher volume, a higher mix of orders recognized at acceptance versus ratably over the life of the Bloom Electrons' or managed service contracts and the reinstatement of the ITC.
Installation Gross Loss
Installation gross loss increased $31.4 million in 2018 compared to 2017. This increase in loss was due to higher installation costs associated with the initial installations for the new customer personalized applications. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, as well as the size of each installation, which can cause variability in installation costs from year-to-year.
Service Gross Loss
Service gross loss increased $5.6 million in 2018 compared to 2017. This decrease was primarily due to more power module replacements required in the fleet as a result of a larger fleet of installed Energy Servers, as well as replacing older power modules during the normal service process.
Electricity Gross Profit
Electricity gross profit increased $3.3 million, or 20.1% in 2018 compared to 2017 mainly due to a gain recorded as a result of the fair value adjustment on a natural gas fixed price forward contract.

Operating Expenses

	Years Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Research and development	$89,135	$51,146	$37,989	74.3%
Sales and marketing	62,975	32,415	30,560	94.3%
General and administrative	118,817	55,674	63,143	113.4%
Total operating expenses	$270,927	$139,235	$131,692	94.6%
Total Operating Expenses
Total operating expenses increased $131.7 million, or 94.6%, in 2018 compared to 2017. Included as a component of total operating expenses, stock-based compensation expenses increased approximately $116.1 million for 2018 compared to 2017, accounting for much of the year-over-year increase. The increase in stock-based compensation is primarily attributable to a one-time employee grant of restricted stock units (RSUs) at the time of our IPO, and that have a 2-year vesting period. These RSUs provided us with a market equity employee retention vehicle to help us compete for talent across our peer group. Additionally, the stock-based compensation included some previously granted RSUs that vested upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $15.6 million, or 13.4%, in 2018 compared to 2017. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation servers and customer personalized application technology development, and expenses related to our efforts to increase demand and raise market awareness of our Energy Server solutions, as well as to drive new customer financing partners.
Research and Development
Research and development expenses increased by approximately $38.0 million, or 74.3%, in 2018 compared to 2017. Included as a component of research and development expenses, stock-based compensation expenses increased by approximately $33.5 million for 2018 compared to 2017. The majority of this increase was due to stock-based compensation expenses related to the RSU grants made at the time of our IPO. Total research and development expenses, excluding stock-based compensation, increased by approximately $4.5 million, or 9.9%, for 2018 compared to 2017. This increase was primarily due to compensation-related expenses related to hiring new employees and investments made for customer personalized applications, such as a battery solution, sustaining engineering projects for the current Energy Server platform and investments made for our next generation technology development.
Sales and Marketing
Sales and marketing expenses increased by approximately $30.6 million, or 94.3%, in 2018 compared to 2017. Included as a component of sales and marketing expenses, stock-based compensation expenses increased by approximately $27.6 million for 2018 compared to 2017. The majority of this increase was due to stock-based compensation expenses related to the RSU grants made at the time of our IPO. Total sales and marketing expenses, excluding stock-based compensation, increased by approximately $3.0 million, or 10.7%, for 2018 compared to 2017. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to attract new customer financing partners.
General and Administrative
General and administrative expenses increased by approximately $63.1 million, or 113.4%, in 2018 compared to 2017. Included as a component of general and administrative expenses, stock-based compensation expenses increased by approximately $55.0 million for 2018 compared to 2017. The majority of this increase was due to stock-based compensation expenses related to the RSU grants made at the time of our IPO. Total general and administrative expenses, excluding stock-based compensation, increased by approximately $8.2 million, or 18.9%, for 2018 compared to 2017. The increase in general and administrative expenses was due to an increase in compensation related expenses associated with hiring new employees to support public company readiness across accounting and legal functions, expenses related to becoming a public company and information technology related expenses for infrastructure and security support.

Stock-Based Compensation

	Years Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Cost of revenue	$41,481	$7,734	$33,747	436.3%
Research and development	39,030	5,560	33,470	602.0%
Sales and marketing	32,284	4,684	27,600	589.2%
General and administrative	67,489	12,501	54,988	439.9%
Total stock-based compensation	$180,284	$30,479	$149,805	491.5%
Total stock-based compensation increased $149.8 million, or 491.5%, in 2018 compared to 2017. Of the $180.3 million in stock based compensation for 2018, approximately $139.1 million was related to one-time employee grant of RSUs that were issued at the time of our IPO and that have a 2-year vesting period. These RSUs provided us with a market equity employee retention vehicle necessary to compete for talent across our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon completion of our IPO.
Other Income and Expense

	Years Ended December 31,		Change
	2018	2017

	(in thousands)
Interest income	$4,322	$759	$3,563
Interest expense	(76,936)	(96,358)	19,422
Interest expense, related parties	(8,893)	(12,265)	3,372
Other expense, net	(999)	(491)	(508)
Loss on revaluation of warrant liabilities and embedded derivatives	(21,590)	(14,995)	(6,595)
Total	$(104,096)	$(123,350)	$19,254
Total Other Expense
Total other expense decreased $19.3 million in 2018 compared to 2017. This decrease was primarily due to the decrease in interest expense following the conversion of a portion of our debt into equity at the time of the IPO.
Interest Income
Interest income increased $3.6 million in 2018 compared to 2017. This increase was primarily due to the increase in interest on the short term investment balances which increased from proceeds from the IPO.
Interest Expense
Interest expense decreased $19.4 million in 2018 compared to 2017. This decrease was primarily due to lower amortization expense of our debt derivatives and due to the conversion of a portion of our debt into equity at the time of the IPO.
Interest Expense, Related Parties
Interest expense, related parties decreased $3.4 million due to the conversion of $40.1 million of our 8% Notes from related parties into equity at the time of the IPO.
Other Income (Expense), net
Other expense increased $27.4 million in 2018 compared to 2017. This change was primarily due to an increase in interest income, partially offset by foreign currency translation.

Revaluation of Warrant Liabilities and Embedded Derivatives
For 2018, the loss on revaluation of warrant liabilities and embedded derivatives increased $6.6 million when compared to 2017. This was due to an increase in our derivative valuation adjustment of $13.7 million and offset by the gain recognized from the revaluation of the preferred warrant liability of $6.6 million, which was driven by our valuation at the date of the IPO. Our convertible preferred stock warrants were converted into common stock warrants upon the completion of the IPO. At that time, the convertible preferred stock warrant liability was reclassified to additional paid-in capital. Upon the IPO, the final valuation of the embedded derivatives related to the 6% Notes was reclassified from a derivative liability to additional paid-in capital.
Provision for Income Taxes

	Years Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Income tax provision	$1,537	$636	$901	141.7%
Income tax provision increased in 2018 compared to 2017 and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Years Ended December 31,		Change
	2018	2017	Amount	%

	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(17,736)	$(18,666)	$930	5.0%
Total loss attributable to noncontrolling interests decreased $0.9 million, or 5.0%, in 2018 compared to 2017. The net loss decreased due to the allocation of the Company's lower net loss using HLBV allocation methodology.

Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Years Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Product	$179,768	$76,478	$103,290	135.1%
Installation	63,226	16,584	46,642	281.2%
Service	76,904	67,622	9,282	13.7%
Electricity	56,098	47,856	8,242	17.2%
Total revenue	$375,996	$208,540	$167,456	80.3%
Total Revenue
Total revenue increased by approximately $167.5 million, or 80.3%, for 2017 compared to 2016. Revenue across all product lines increased year-over-year, driving the increase in total revenue despite the loss of the Federal Investment Tax Credit ("ITC") benefit, which was not available to the fuel cell industry in 2017. The total revenue for the year ended December 31, 2016 included $35.9 million of benefit from ITC, while the total revenue for the year ended December 31, 2017 included $9.6 million of benefit from ITC, driven by the loss of the ITC in 2017.

Product and install revenue combined increased by approximately $149.9 million, or 161.1% from $93.1 million for the year ended December 31, 2016, to $243.0 million for the year ended December 31, 2017. The ratable portion of the product and install revenue increased approximately $15.9 million from $9.1 million in 2016 to $25.0 million in 2017. This increase was due to the increase in ratable acceptances through 2017. The upfront portion of the product and install revenue increased by approximately $134.0 million from $84.0 million in 2016 to $218.0 million in 2017. This increase in upfront product and install revenue was primarily due to the increase in upfront acceptances from 109 in 2016 to 489 in 2017. The upfront product and install average selling price decreased from $7,705 per kilowatt in 2016 to $4,460 per kilowatt in 2017 due to the loss of ITC in 2017.
Product Revenue
Product revenue increased by approximately $103.3 million, or 135.1%, for 2017 compared to 2016. Despite a decrease in acceptances from 687 systems in 2016 to 622 systems in 2017, revenue increased due to a significantly higher mix of orders through direct sales to customers, where revenue is recognized upfront at the time of acceptance, compared to orders where revenue is recognized over the term of the agreement (generally 10 to 21 years). In 2016, 109 acceptances or 16% of total acceptances of 687 was recognized upfront at the time of the acceptance, while in 2017, 489 acceptances, or 79% of total acceptances of 622 was recognized upfront at the time of acceptance. A higher mix of upfront revenue recognition drove the increase in revenue.
Installation Revenue
Installation revenue increased by approximately $46.6 million, or 281.2%, from $16.6 million for 2016 to $63.2 million for 2017. Similar to product revenue, despite a decrease in acceptances from 687 systems in 2016 to 622 systems in 2017 and the loss of ITC, this increase was driven by the higher mix of orders through our direct purchase programs, where revenue is recognized upfront at acceptance instead of ratably over the life of the contract.
Service Revenue
Service revenue increased by approximately $9.3 million, or 13.7% for 2017 compared to 2016. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our expanding customer base and growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue increased by approximately $8.2 million, or 17.2%, for 2017 compared to 2016, due to an increase in energy produced by the PPA entities' Energy Servers.

Cost of Revenue

	Years Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Cost of revenue:
Product	$210,773	$103,283	$107,490	104.1%
Installation	59,929	17,725	42,204	238.1%
Service	83,597	155,034	(71,437)	(46.1)%
Electricity	39,741	35,987	3,754	10.4%
Total cost of revenue	$394,040	$312,029	$82,011	26.3%
Gross profit (loss)	$(18,044)	$(103,489)	$85,445	748.8%
Total Cost of Revenue
Total cost of revenue increased by approximately $82.0 million, or 26.3%, for 2017 compared to 2016. Included as a component of total cost of revenue, stock-based compensation increased approximately $1.7 million for 2017 compared to 2016. Total cost of revenue, excluding stock-based compensation, increased approximately $80.3 million, or 26.2%, to $386.3 million for 2017 compared to $306.0 million for 2016. This increase in total cost of revenue was primarily attributable to higher product and install cost of revenue which was driven by a higher mix of orders with customers in which cost of revenue is recognized on acceptance.     The product and install cost of revenue increased by approximately $149.7 million, or 123.7% from $121.0 million for the year ended December 31, 2016, to $270.7 million for the year ended December 31, 2017. The ratable portion of the product and install cost of revenue increased approximately $11.4 million from $5.2 million in 2016 to $16.6 million in 2017. This increase was due to the increase in ratable acceptances through 2017. The product and install cost of revenue includes stock based compensation which also increased by $1.6 million from $5.4 million for the year ended December 31, 2016, to $7.0 million for the year ended December 31, 2017. The remaining upfront portion of the product and install cost of revenue excluding stock based compensation increased approximately $136.7 million from $110.4 million in 2016 to $247.1 million in 2017. This increase in upfront product and install cost of revenue was due to the increase in upfront acceptances from 109 in 2016 to 489 in 2017. The upfront product and install average cost of revenue on a per kilowatt basis, also described as total install system cost ("TISC") decreased from $10,127 per kilowatt in 2016 to $5,056 per kilowatt in 2017 due to the increase in upfront acceptances.
Cost of Product Revenue
Cost of product revenue increased by approximately $107.5 million, or 104.1%, for 2017 compared to 2016. This increase was driven by a higher mix of orders where cost of revenue is recognized on acceptance, partially offset by our ongoing cost reduction efforts.
Cost of Installation Revenue
Cost of installation revenue increased by approximately $42.2 million, or 238.1%, for 2017 compared to 2016. This increase was driven by the higher mix of orders where cost of revenue is recognized on acceptance.
Cost of Service Revenue
Cost of service revenue decreased by approximately $71.4 million, or 46.1%, for 2017 compared to 2016. This improvement was associated with ongoing operations and maintenance of deployed Energy Servers in the ordinary course of business due to a lower number of power module replacements as the life of our product continues to lengthen.
Cost of Electricity Revenue
Cost of electricity revenue increased by approximately $3.8 million, or 10.4%, for 2017 compared to 2016, mainly due to a gain recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.

Gross Profit (Loss)

	Years Ended December 31,		Change
	2017	2016

	(dollars in thousands)
Gross Profit (Loss):
Product	$(31,005)	$(26,805)	$(4,200)
Installation	3,297	(1,141)	4,438
Service	(6,693)	(87,412)	80,719
Electricity	16,357	11,869	4,488
Total Gross Profit (Loss)	$(18,044)	$(103,489)	$85,445

Gross Margin
Product	(17)%	(35)%
Installation	5%	(7)%
Service	(9)%	(129)%
Electricity	29%	25%
Total Gross Margin	(5)%	(50)%
Total Gross Profit (Loss)
Gross loss improved $135.1 million, in 2017 compared to 2016. This improvement was generally driven by improvement in the service loss.
Product Gross Loss
Product gross loss increased $4.2 million in 2017 compared to 2016. This increase was due to the loss of ITC in 2017, partially offset by higher profit from a higher mix of orders recognized at acceptance.
Installation Gross Profit
Installation gross profit increased $4.4 million in 2017 compared to 2016. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, as well as the size of each installation, which can cause variability in installation profit from year-to-year.
Service Gross Loss
Service gross loss decreased $80.7 million in 2017 compared to 2016. This decrease was primarily due to a lower number of required power module replacements as a result of the longer lives of our Energy Servers.
Electricity Gross Profit
Electricity gross profit increased $4.5 million, or 37.8%, in 2017 compared to 2016 due to normal fluctuations in system performance offset by a gain recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.

Operating Expenses

	Years Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Research and development	$51,146	$46,848	$4,298	9.2%
Sales and marketing	32,415	29,101	3,314	11.4%
General and administrative	55,674	61,545	(5,871)	(9.5)%
Total operating expenses	$139,235	$137,494	$131,692	94.6%
Total Operating Expenses
Total operating expenses increased $1.7 million, or 1.3%, in 2017 compared to 2016. Included as a component of total operating expenses, stock-based compensation expenses increased approximately $0.6 million for 2017 compared to 2016. Total operating expenses, excluding stock-based compensation, increased approximately $1.1 million, or 1.0%, for 2017 compared to 2016. This increase was primarily due to compensation related expenses related to hiring new employees, investments for next generation technology development, and expenses related to expanding the market and driving new customer financing partners.
Research and Development
Research and development expenses increased by approximately $4.3 million, or 9.2%, in 2017 compared to 2016. Included as a component of research and development expenses, stock-based compensation expenses increased approximately $0.9 million for 2017 compared to 2016. Total research and development expenses, excluding stock-based compensation, increased approximately $3.4 million, or 8.1%, for 2017 compared to 2016. This increase was primarily due to compensation-related expenses related to hiring new employees and investments in next generation technology development.
Sales and Marketing
Sales and marketing expenses increased by approximately $3.3 million, or 11.4%, in 2017 compared to 2016. Included as a component of sales and marketing expenses, stock-based compensation expenses decreased approximately $0.9 million for 2017 compared to 2016. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $4.2 million, or 18.0%, for 2017 compared to 2016. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to expanding the market and driving new customer financing partners.
General and Administrative
General and administrative expenses decreased by approximately $5.9 million, or 9.5%, in 2017 compared to 2016. Included as a component of general and administrative expenses, stock-based compensation expenses increased by approximately $0.6 million for 2017 compared to 2016. Total general and administrative expenses, excluding stock-based compensation, decreased approximately $6.5 million, or 13.1%, for 2017 compared to 2016. The decrease in general and administrative expenses was primarily due to a decrease in professional service expenses of $5.8 million as a result of decreased legal expenses associated with closing costs incurred related to our traditional PPAs in the prior year, as compared to no closing costs in 2017.
Stock-Based Compensation

	Years Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Cost of revenue	$7,734	$6,005	$1,729	28.8%
Research and development	5,560	4,686	874	18.7%
Sales and marketing	4,684	5,600	(916)	(16.4)%
General and administrative	12,501	11,866	635	5.4%
Total stock-based compensation	$30,479	$28,157	$2,322	8.2%

Total stock-based compensation increased $2.3 million, or 8.2%, in 2017 compared to 2016.
Other Income and Expense

	Years Ended December 31,		Change
	2017	2016

	(in thousands)
Interest income	$759	$394	$365
Interest expense	(96,358)	(73,559)	(22,799)
Interest expense to related parties	(12,265)	(7,631)	(4,634)
Other expense, net	(491)	(773)	282
Loss on revaluation of warrant liabilities and embedded derivatives	(14,995)	(13,035)	(1,960)
Total	$(123,350)	$(94,604)	$(28,746)
Total Other Expense
Total other expense increased $28.7 million in 2017 compared to 2016. This increase was primarily due to the increase in interest expense.
Interest Income
Interest income increased $0.4 million in 2017 compared to 2016. This increase was primarily due to higher cash balances in 2017.
Interest Expense and Interest Expense to Related Parties
Interest expense and interest expense to related parties increased $27.4 million in 2017 compared to 2016. This increase was primarily due to higher balances of financing obligations and outstanding debt in 2017, compared to the prior year.
Other Income (Expense)
Other expense decreased $0.3 in 2017 compared to 2016. This change was primarily due to a decrease in the impact of foreign currency translation.
Revaluation of Warrant Liabilities and Embedded Derivatives
For 2017, the loss on revaluation of warrant liabilities and embedded derivatives increased $2.0 million when compared to 2016. This was primarily due to an increase in our derivative valuation adjustment of $13.4 million, offset by a decrease in our warrant valuation of $11.4 million.
Provision for Income Taxes

	Years Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Income tax provision	$636	$729	$(93)	(12.8)%
Income tax provision decreased in 2017 compared to 2016 and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Years Ended December 31,		Change
	2017	2016	Amount	%

	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(18,666)	$(56,658)	$37,992	67.1%

Total loss attributable to noncontrolling interests decreased $38.0 million, or 67.1%, in 2017 compared to 2016. The net loss decreased due to the allocation of the Company's lower net loss using HLBV allocation methodology.

Liquidity and Capital Resources
As of December 31, 2018, we had an accumulated deficit of approximately $2.6 billion. We have financed our operations, including the costs of acquisition and installation of Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our preferred and common stock, debt financings and cash generated from our operations. As of December 31, 2018, we had $400.5 million of total outstanding debt and other long term liabilities. See Note 6 - Outstanding Loans and Security Agreements for a complete description of our outstanding debt. As of December 31, 2018 and December 31, 2017, we had cash and cash equivalents and short-term investments of $325.1 million and $130.6 million, respectively.
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
In July 2018, we successfully completed an IPO with the sale of 20,700,000 shares of our Class A common stock at a price of $15.00 per share, resulting in cash proceeds of $282.3 million, net of underwriting discounts, commissions and estimated offering costs. We intend to use the net proceeds from this offering for general corporate purposes including research and development and sales and marketing activities, general and administrative matters and capital expenditures.
Cash Flows - Years Ended December 31, 2018 and 2017
Overview
A summary of our sources and uses of cash, cash equivalents and restricted cash for the Company for December 31, 2018 and 2017 is as follows (in thousands):

	Years Ended December 31,		Change
	2018	2017

Net cash provided by (used in):
Operating activities	$(58,417)	$(67,176)	$8,759
Investing activities	(94,829)	(31,933)	(62,896)
Financing activities	253,119	61,806	191,313
Net cash provided by (used in)	$99,873	$(37,303)	$137,176
In 2018, we generated cash of $99.9 million and in 2017, we used cash of $37.3 million. In 2018, cash used in operating activities decreased by $8.8 million to cash used in operating activities of $58.4 million in 2018 from cash used in operating activities of $67.2 million in 2017. The improvement in cash used in operating activities for 2018 was due to an increase of 187 acceptances over the period relative to the same period in 2017, as well as the reinstatement of the ITC.
In 2018, cash used in investing activities increased by $62.9 million to cash used of $94.8 million in 2018 from cash used in operating activities of $31.9 million in 2017. In 2018, cash provided by financing activities increased by $191.3 million to cash provided of $253.1 million in 2018 from cash provided of $61.8 million in 2017.

Net cash provided by our variable interest entities (the PPA Entities) which are incorporated into the consolidated statement of cash flows for December 31, 2018 and 2017, is as follows (in thousands):

	Years Ended December 31,		Change
	2018	2017

PPA Entities ¹
Net cash provided by PPA operating activities	$30,613	$24,797	$5,816

¹ The PPA Entities' operating cash flows, which is a subset of our consolidated cash flows and represents the stand-alone cash flows prepared in accordance with U.S. GAAP, consists principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.

Operating Activities
In 2018, we used approximately $58.4 million of cash in operating activities. This use of cash resulted primarily from a net operating loss of $259.5 million, which included net non-cash charges of $269.7 million. Non-cash items include depreciation of approximately $43.5 million, a revaluation of derivative contracts of $28.5 million, stock-based compensation of $180.3 million and amortization of debt discount of $20.5 million, partially offset by a revaluation of preferred stock warrants of $9.1 million.
Cash used in operating activities consisted primarily of an increase in inventory of $42.2 million, an increase in accounts receivable of $54.6 million, a decrease in deferred revenue and customer deposits of approximately $92.0 million relating to upfront milestone payments received from customers and an increase in prepaid expenses and other current assets of $7.1 million, partially offset by a decrease in deferred cost of revenue of $88.3 million, an increase in accounts payable of $18.3 million, a decrease in other current liabilities of $6.8 million and an increase in other long-term liabilities of $18.2 million.
In 2017, we used approximately $67.2 million in operating activities. This use of cash resulted primarily from a net operating loss of $281.3 million, which included net non-cash charges of $135.7 million. Non-cash items include depreciation of approximately $46.1 million, a revaluation of derivative contracts of $14.8 million, stock-based compensation of $30.5 million and amortization of debt discount of $43.0 million. Cash used in operating activities consisted primarily of an increase in deferred cost of revenue of $71.0 million, an increase in inventory of $7.1 million, and an increase in prepaid expenses and other current assets of $2.2 million, partially offset by an increase in accounts payable of $7.1 million, a decrease in accounts receivable of $4.8 million, an increase in other long term liabilities of $43.2 million, an increase of accrued and other current liabilities of $8.6 million and an increase in deferred revenue and customer deposits of $91.9 million relating to upfront milestone payments received from customers.
Net cash used in operating activities decreased $8.8 million for 2018 when compared to 2017. This decrease was primarily the result of a decrease in our net loss of $21.8 million. Other activities providing cash flow improvements were a decrease in deferred cost of revenue of $88.3 million compared to the prior year's increase of $71.0 million and an increase in accounts payable of $18.3 million compared to an increase of $7.1 million in the prior year. Activities which partially offset the decrease of cash used in operating activities were an increase in inventory for 2018 of $42.2 million compared to the prior year's minimal increase, an increase in accounts receivable of $54.6 million compared to the prior year's decrease of $4.8 million and also from a decrease in deferred revenue and customer deposits of $92.0 million in the current year compared to an increase of $91.9 million of those accounts in the prior year.
Investing Activities
Our investing activities consist primarily of capital expenditures, which include our expenditures to maintain or increase the scope of our manufacturing operations. These capital expenditures also include leasehold improvements to our office space, purchases of office equipment, IT infrastructure equipment and furniture and fixtures.
In 2018, we used approximately $94.8 million in cash from investing activities. This is primarily the result of cash used in investment account activities of $76.9 million (net) and $14.7 million used for the purchase of fixed assets.

In 2017, we used approximately $31.9 million in cash from investing activities. This is primarily the result of cash used for the acquisition of investments of $26.8 million (net) and $5.1 million used for the purchase of fixed assets.
Net cash used in investing activities increased (worsened) by $59.6 million for 2018 when compared to 2017. The change is primarily due to the investment of cash proceeds received from our IPO in 2018 in marketable securities. Our use of cash in 2018 for the purchase of property, plant and equipment increased when compared to the same period in 2017 as we scaled investment in our next generation technology and infrastructure.
Financing Activities
In 2018, we had $253.1 million of net cash provided by financing activities. This cash resulted primarily from the completion of our IPO in July 2018, which resulted in net proceeds of $287.0 million, partially offset by distributions paid to our PPA Equity Investors of $15.3 million and repayments of $20.2 million of long-term debt.
In 2017, we had $61.8 million provided by financing activities. We had net proceeds of $93.9 million from the issuance of debt and proceeds from noncontrolling interests of $13.7 million, offset by distributions paid to our PPA Equity Investors of $23.7 million and repayments of $21.4 million of long-term debt.
Net cash provided by financing activities increased $191.3 million for 2018 when compared to 2017, primarily as a result of our IPO in July 2018.
Comparison of the Years Ended December 31, 2017 and 2016
Overview
A summary of the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,		Change
	2017	2016

Net cash used in:
Operating activities	$(67,176)	$(282,826)	$215,650
Investing activities	(31,933)	(8,979)	(22,954)
Financing activities	61,806	283,383	(221,577)
Net cash used	$(37,303)	$(8,422)	$(28,881)
In 2017, we used cash of $37.3 million. In 2016, we used cash of $8.4 million. In 2017, cash used in operating activities decreased (improved) $215.7 million to cash used of $67.2 million from cash used of $282.8 million in 2016. The improvement in cash used by operating activities for 2017 was due to a decrease in cash used for customer financing receivable.
In 2017, cash used in investing activities increased (worsened) $23.0 million to cash used of $31.9 million from cash used of $9.0 million in 2016. In 2017, cash provided by financing activities decreased $221.6 million to cash provided of $61.8 million from cash provided of $283.4 million in 2016.

Net cash provided by our variable interest entities (the PPA Entities) which are incorporated into the consolidated statement of cash flows for December 31, 2018 and 2016 is as follows (in thousands):

	Years Ended December 31,		Change
	2017	2016

PPA Entities ¹
Net cash provided by PPA operating activities	$24,797	$(272,933)	$297,730

¹ The PPA Entities' operating cash flows, which is a subset of our consolidated cash flows and represents the stand-alone cash flows prepared in accordance with U.S. GAAP, consists principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.

Operating Activities
In 2017, we used approximately $67.2 million of cash in operating activities. This use of cash resulted primarily from a net operating loss of $281.3 million, which included net non-cash charges of $135.7 million. Non-cash items include depreciation of approximately $46.1 million, a revaluation of derivative contracts of $14.8 million, stock-based compensation of $30.5 million and amortization of debt discount of $43.0 million.
Cash used in operating activities consisted primarily of an increase in deferred cost of revenue of $71.0 million, an increase in inventory of $7.1 million, and an increase in prepaid expenses and other current assets of $2.2 million, partially offset by an increase in accounts payable of $7.1 million, a decrease in accounts receivable of $4.8 million, an increase in other long term liabilities of $43.2 million, an increase of accrued and other current liabilities of $8.6 million and an increase in deferred revenue and customer deposits of approximately $91.9 million relating to upfront milestone payments received from customers.
In 2016, we used approximately $282.8 million of cash in operating activities. This use of cash resulted primarily from a net operating loss of $336.3 million, which included net non-cash charges of $116.8 million. Non-cash items include depreciation of approximately $43.1 million, a revaluation of derivative contracts of $1.3 million, stock-based compensation of $28.2 million and amortization of debt discount of $28.9 million.
Cash used in operating activities consisted primarily of an increase in customer financing receivable of $211.7 million, an increase in deferred cost of revenue of $84.7 million, an increase in accounts receivable of $0.7 million, and an increase in prepaid expenses and other current assets of $8.4 million, partially offset by an increase in deferred revenue and customer deposits of approximately $183.6 million relating to upfront milestone payments received from customers, an increase in accounts payable of $4.8 million, an increase in other current liabilities of $11.3 million and an increase in other long-term liabilities of $46.8 million.
Net cash used in operating activities decreased (improved) $215.7 million for 2017 when compared to 2016. This was primarily the result of an improvement in our net loss of $281.3 million.
Investing Activities
In 2017, we used approximately $31.9 million in cash from investing activities. This is primarily the result of cash used for the acquisition of investments of $26.8 million (net) and $5.1 million used for the purchase of fixed assets.
In 2016, we used approximately $9.0 million in cash from investing activities attributable to $9.0 million used for the purchase of fixed assets.
Net cash used in investing activities increased (worsened) $23.0 million for 2017 when compared to 2016. The change is primarily due to investment account activity in 2017. Our use of cash in 2017 for the purchase of property, plant and equipment did not change significantly when compared to the same period in 2016.
Financing Activities
In 2017, we had $61.8 million provided by financing activities. We had net proceeds of $93.9 million from the issuance of debt and proceeds from noncontrolling interests of $13.7 million, offset by distributions paid to our PPA Equity Investors of approximately $23.7 million and repayments of $21.4 million of long-term debt.

In 2016, we had $283.4 million provided by financing activities. We had net proceeds of approximately $148.3 million from the issuance of debt and proceeds from noncontrolling interests of $209.9 million, offset by distributions paid to our PPA Equity Investors of approximately $45.8 million, repayments of $33.2 million of long-term debt.
Net cash provided by financing activities decreased $221.6 million for 2017 when compared to 2016, primarily as a result of the decrease in amounts received from noncontrolling and redeemable noncontrolling interests in the same twelve month period in 2016.
Outstanding Loans and Security Agreements
The following is a summary of our debt as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$3,286	$1,686	$1,528	$3,214	$—
5% convertible promissory note due December 2020	33,104	—	34,706	34,706	—
6% convertible promissory notes due December 2020	296,233	—	263,284	263,284	—
10% notes due July 2024	100,000	7,000	88,555	95,555	—
Total recourse debt	432,623	8,686	388,073	396,759	—
5.22% senior secured term notes due March 2025	79,698	11,994	66,572	78,566	—
7.5% term loan due September 2028	40,538	2,200	34,119	36,319	—
LIBOR + 5.25% term loan due October 2020	24,723	827	23,089	23,916	—
6.07% senior secured notes due March 2030	83,457	2,469	79,868	82,337	—
LIBOR + 2.5% term loan due December 2021	125,456	3,672	119,712	123,384	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	353,872	21,162	323,360	344,522	1,220
Total debt	$786,495	$29,848	$711,433	$741,281	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. We were in compliance with all of our financial covenants as of December 31, 2018 and 2017.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of December 31, 2018 and 2017 was 5.9% and 5.1%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of December 31, 2018 and 2017, the debt outstanding was $3.3 million and $4.9 million, respectively.
5% Convertible Promissory Notes due 2020 (Originally 8% Convertible Promissory Notes due December 2018) - Between December 2014 and June 2016, we issued $193.2 million of three-year convertible promissory notes ("8% Notes") to certain investors. The 8% Notes had a fixed interest rate of 8% compounded monthly, due at maturity or at the election of the investor with accrued interest due in December of each year.
On January 18, 2018, amendments were finalized to extend the maturity dates for all the 8% Notes to December 2019. At the same time, the portion of the notes that was held by Constellation NewEnergy, Inc. ("Constellation") was extended to December 2020 and the interest rate decreased from 8% to 5% ("5% Notes").
Investors held the right to convert the unpaid principal and accrued interest of both the 8% and 5% notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon our IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the Company's IPO, 5,734,440 shares of Class B common stock were issued from conversions and the 8% Notes were retired. Constellation, the holders of the 5% convertible promissory notes, have not elected to convert as of December 31, 2018. The outstanding unpaid principal and accrued interest debt balance of the 5% Note of $34.7 million was classified as non-current as of December 31, 2018, and the outstanding unpaid principal and accrued interest debt balance of the 8% Notes of $244.7 million was classified as non-current as of December 31, 2017.
6% Convertible Promissory Notes due December 2020 - Between December 2015 and September 2016, we issued $260.0 million convertible promissory notes due December 2020, ("6% Notes") to certain investors. The 6% Notes bore a 5% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 6% Notes in June 2017 to increase the interest rate from 5% to 6% and to reduce the collateral securing the notes.
As of December 31, 2018 and 2017, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million and $286.1 million, respectively. Upon the IPO, the debt is convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, we amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, we paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
On or after July 27, 2020, we may redeem, at our option, all or part of the 6% Notes if the last reported sale price of our common stock has been at least $22.50 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the three trading days immediately preceding the date on which we provide written notice of redemption In certain circumstances, the 6% Notes are also redeemable at our option in connection with a change of control.
Under the terms of the indenture governing the 6% Notes, we are required to comply with various restrictive covenants, including meeting reporting requirements, such as the preparation and delivery of audited consolidated financial statements, and restrictions on investments. In addition, we are required to maintain collateral which secures the 6% Notes in an amount equal to 200% of the principal amount of and accrued and unpaid interest on the outstanding notes. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict us with respect to investing in non-PPA subsidiaries. If we do not meet the minimum collateral test, we cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes. The 6% Notes also include a cross-acceleration provision which provides that the holders of at least 25% of the outstanding principal amount of the 6% Notes may cause such notes to become immediately due and payable if we or any of our subsidiaries default on any indebtedness in excess of $15.0 million such that the repayment of such indebtedness is accelerated.
In connection with the issuance of the 6% Notes, we agreed to issue to J.P. Morgan and CPPIB, upon the occurrence of certain conditions, warrants to purchase we common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. On August 31, 2017, J.P. Morgan transferred its rights to CPPIB. Upon completion of the IPO, the 312,888 warrants were net exercised for 312,575 shares of Class B Common stock.
10% Notes due July 2024 - In June 2017, we issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature between 2019 and 2024 and bear a 10.0% fixed rate of interest, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to us as servicing, operations and maintenance fees and administrative fees from the five active power purchase agreements in our Bloom Electrons program. Under the terms of the indenture governing the notes, we are required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. As of December 31, 2018, we were in compliance with all of such covenants. In addition, we are required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict us with respect to investing in non-PPA subsidiaries. If we do not meet the minimum collateral test, we cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes.

Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $11.2 million and $11.3 million as of December 31, 2018 and 2017, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The notes are secured by all the assets of PPA II.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.7 million and $3.7 million as of December 31, 2018 and 2017, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million December 31, 2018 and 2017, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $7.5 million as of December 31, 2018 and $7.0 million as of December 31, 2017, and which was included as part of long-term restricted cash in the consolidated balance sheets.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders are a group of five financial institutions and the terms included commitments to a letter of credit (LC) facility (see below). The loan was initially advanced as a construction loan during the development of the PPA V Project and converted into a term loan on February 28, 2017 (the “Term Conversion Date”). As part of the term loan’s conversion, the LC facility commitments were adjusted.
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
Letters of credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a letter of credit ("LC") facility, with the characteristics of a line of credit, with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of December 31, 2018 and 2017 was $5 million and $4.4 million, respectively. The unused capacity as of December 31, 2018 and 2017 was $1.2 million and $1.8 million, respectively.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA entities that is non-recourse to Bloom as of December 31, 2018:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt(1)	$432,623	$8,715	$360,908	$38,000	$25,000
Non-recourse debt(2)	353,872	21,163	183,791	46,268	102,650
Operating leases	49,467	6,813	13,023	8,267	21,364
Sale-leaseback leases from managed services	137,694	16,677	34,386	35,750	50,881
Other sale-leaseback related transactions	30,362	—	7,966	7,975	14,421
Natural gas fixed price forward contracts	9,729	3,228	6,237	264	—
Grant for Delaware facility	10,469	—	10,469	—	—
Interest rate swap	3,630	4	199	1,487	1,940
Supplier purchase commitments	3,018	1,035	1,983	—	—
Renewable energy credit obligations	1,892	774	1,118	—	—
Accrued other current liabilities(3)	1,331	1,331	—	—	—
Asset retirement obligations	500	—	500	—	—
Total	$1,034,587	$59,740	$620,580	$138,011	$216,256

(1)
Our 6% Notes and our credit agreements related to the building of our facility in Newark, Delaware each contain cross-default or cross-acceleration provisions. See “-Credit Facilities-Bloom Energy Indebtedness” above for more details.

(2)
Each of the debt facilities entered into by PPA Company II, PPA Company IIIa, PPA Company IIIb, PPA Company IV and PPA Company V contain cross-default provisions. See “-Credit Facilities-PPA Entities’ Indebtedness” above for more details.

(3)	Accrued other current liabilities includes a liability payable in common stock in connection with a dispute settlement with the principals of a securities placement agent.

Off-Balance Sheet Arrangements
We include in our consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. For additional information, see Note 12 - Power Purchase Agreement Programs.
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of December 31, 2018 and 2017, we had no off-balance sheet arrangements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks as part of our ongoing business operations, primarily by exposure to changes in interest rates, in commodity fuel prices and in foreign currency.
Interest Rate Risk
Our cash is maintained in interest-bearing accounts, our cash equivalents are invested in money market funds and our short-term investments are invested in U.S. Treasury Bills. Lower interest rates would have an adverse impact on our interest income. Due to the short-term investment nature of our cash, cash equivalents and short-term investments, we believe that we do not have material financial statement exposure to changes in fair value as a result of changes in interest rates. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
To provide a meaningful assessment of the interest rate risk associated with our cash, cash equivalents and short-term investments, we performed a sensitivity analysis to determine the impact a change in interest rates would have on income statement and in investment fair values assuming a 1% decline in yield. Based on investment positions as of December 31, 2018 and 2017, a hypothetical 1% decrease in interest rates across all maturities would result in a $3.8 million and $2.0 million decline in interest income on an annualized basis, respectively. As these investments have maturities of less than twelve months, changes with respect to the portfolio fair value would be limited to these amounts and only be realized if we were to terminate the investments prior to maturity.
We are exposed to interest rate risk related to our indebtedness that bears interest based on a floating LIBOR rate. We generally hedge such interest rate risks with the use of hedging instruments, and for these loans, changes in interest rates are generally offset by interest rate derivative swap contracts. For our fixed-rate debt, interest rate changes do not affect our earnings or cash flows.
To provide a meaningful assessment of the interest rate risk for that portion of our outstanding loans associated with floating LIBOR and not covered by interest rate derivative swaps, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on our consolidated statements of operations assuming a 1% interest rate increase. Based on monthly floating-rate loan positions for the years ended December 31, 2018 and 2017, a hypothetical 1% increase in LIBOR would have resulted in a $0.2 million and a $0.3 million increase to our interest expense, respectively. These losses would be directly attributable to our PPA Entities.
Commodity Price Risk
We are subject to commodity price risk arising from price movements for natural gas that we supply to customers to operate our Energy Servers under certain power purchase agreements. While the Company entered into a fixed price fixed quantity fuel forward contract with its gas supplier in 2011, the fuel forward contract meets the definition of a derivative under U.S. GAAP and accordingly, any changes in its fair value is recorded within cost of revenue in the statements of operations. The fair value of the contract is determined using a combination of factors including the Company’s credit rating and future natural gas prices.
To provide a meaningful assessment of the commodity price risk arising from price movements in the commodity futures contracts for natural gas, the Company performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our consolidated statements of operations assuming a 10% change in the commodity contracts held. Based on monthly commodity positions for the years ended December 31, 2018 and 2017, a hypothetical 10% increase in the price of natural gas futures would have resulted in a $1.0 million and a $1.1 million adjustment to their balance sheet fair values, respectively.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency market risk. Our supply contracts are primarily denominated in U.S. dollars and our corporate operations are domiciled in the U.S. However, we conduct some internationally domiciled field operations and therefore, find it necessary to transact in foreign currencies for limited operational purposes, necessitating that we hold foreign currency bank accounts.
To provide a meaningful assessment of the risk associated with our foreign currency holdings, we performed a sensitivity analysis to determine the impact a currency devaluation would have on our balance sheet assuming a 20% decline in the value of the U.S. dollar. Based on our foreign currency holdings as of December 31, 2018 and 2017, a hypothetical 20% devaluation of the U.S. dollar against foreign currencies would not be material to our reported cash position.

However, an increasing portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to such risk. Although not yet material, if we are not able to successfully hedge against the risks associated with currency fluctuations in our future activities, our financial condition and operating results could be adversely affected.
Actual future gains and losses associated with our investment portfolio, debt and derivative positions and foreign currency may differ materially from the sensitivity analyses performed as of December 31, 2018 and 2017 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and our actual commodity derivative exposures and positions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data
Page

Report of Independent Registered Public Accounting Firm	77
Consolidated Balance Sheets	78
Consolidated Statements of Operations	79
Consolidated Statements of Comprehensive Loss	80
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest	81
Consolidated Statements of Cash Flows	83
Notes to Consolidated Financial Statements	84
Unaudited Quarterly Supplemental Financial Information	133

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloom Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bloom Energy Corporation and its subsidiaries (the "Company") as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, of comprehensive loss, of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders’ deficit and noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 21, 2019
We have served as the Company’s auditor since 2009.

Bloom Energy Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017

Assets[1]
Current assets:
Cash and cash equivalents ($5,295 and $9,549)	$220,728	$103,828
Restricted cash ($2,917 and $7,969)	28,657	44,387
Short-term investments	104,350	26,816
Accounts receivable ($7,516 and $7,680)	84,887	30,317
Inventories	132,476	90,260
Deferred cost of revenue	62,147	92,488
Customer financing receivable ($5,594 and $5,209)	5,594	5,209
Prepaid expense and other current assets ($4,909 and $6,365)	33,742	26,676
Total current assets	672,581	419,981
Property, plant and equipment, net ($399,060 and $430,464)	481,414	497,789
Customer financing receivable, non-current ($67,082 and $72,677)	67,082	72,677
Restricted cash ($27,854 and $26,748)	31,100	32,397
Deferred cost of revenue, non-current	102,699	160,683
Other long-term assets ($2,692 and $3,767)	34,792	37,460
Total assets	$1,389,668	$1,220,987
Liabilities[1], Redeemable Noncontrolling Interest, Convertible Redeemable Preferred Stock, Stockholders’ Deficit and Noncontrolling Interests
Current liabilities:
Accounts payable ($724 and $520)	$66,889	$48,582
Accrued warranty	19,236	16,811
Accrued other current liabilities ($1,442 and $2,378)	69,535	67,649
Deferred revenue and customer deposits ($786 and $786)	94,158	118,106
Current portion of recourse debt	8,686	1,691
Current portion of non-recourse debt ($18,962 and $17,057)	18,962	17,056
Current portion of recourse debt from related parties	—	—
Current portion of non-recourse debt from related parties ($2,200 and $1,389)	2,200	1,389
Total current liabilities	279,666	271,284
Preferred stock warrant liabilities	—	9,825
Derivative liabilities ($3,626 and $5,060)	10,128	156,552
Deferred revenue and customer deposits ($8,696 and $9,482)	241,794	309,843
Long-term portion of recourse debt	360,339	509,056
Long-term portion of non-recourse debt ($289,241 and $306,499)	289,241	306,499
Long-term portion of recourse debt from related parties	27,734	70,099
Long-term portion of non-recourse debt from related parties ($34,119 and $35,551)	34,119	35,551
Other long-term liabilities ($1,798 and $1,226)	55,937	52,915
Total liabilities	1,298,958	1,721,624

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	57,261	58,154
Convertible redeemable preferred stock: 80,461,552 shares authorized at December 31, 2018 and December 31, 2017; no shares and 71,740,162 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively. Aggregate liquidation preference of $1,441,757 at December 31, 2017.	—	1,465,841
Stockholders’ deficit:
Common stock: $0.0001 par value; Common shares, no shares and 113,333,333 shares authorized at December 31, 2018 and December 31, 2017, respectively, and no shares and 10,353,269 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	—	1
Common stock: $0.0001 par value; Class A shares, 400,000,000 shares and no shares authorized at December 31, 2018 and December 31, 2017, respectively, and 20,868,286 shares and no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively; Class B shares, 400,000,000 shares and no shares authorized at December 31, 2018 and December 31, 2017, respectively, and 88,552,897 shares and no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	11	—
Additional paid-in capital	2,480,597	150,804
Accumulated other comprehensive gain (loss)	131	(162)
Accumulated deficit	(2,572,400)	(2,330,647)
Total stockholders’ deficit	(91,661)	(2,180,004)
Noncontrolling interest	125,110	155,372
Total liabilities, redeemable noncontrolling interest, convertible redeemable preferred stock, stockholders' deficit and noncontrolling interest	$1,389,668	$1,220,987
1Asset and liability amounts in parentheses represent the portion of the consolidated balance at December 31, 2018 and 2017, respectively, attributable to the variable interest entities.

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016

Revenue:
Product	$512,322	$179,768	$76,478
Installation	91,416	63,226	16,584
Service	82,385	76,904	67,622
Electricity	55,915	56,098	47,856
Total revenue	742,038	375,996	208,540
Cost of revenue:
Product	374,590	210,773	103,283
Installation	119,474	59,929	17,725
Service	94,639	83,597	155,034
Electricity	36,265	39,741	35,987
Total cost of revenue	624,968	394,040	312,029
Gross profit (loss)	117,070	(18,044)	(103,489)
Operating expenses:
Research and development	89,135	51,146	46,848
Sales and marketing	62,975	32,415	29,101
General and administrative	118,817	55,674	61,545
Total operating expenses	270,927	139,235	137,494
Loss from operations	(153,857)	(157,279)	(240,983)
Interest income	4,322	759	394
Interest expense	(76,935)	(96,358)	(73,559)
Interest expense to related parties	(8,893)	(12,265)	(7,631)
Other expense, net	(999)	(491)	(773)
Loss on revaluation of warrant liabilities and embedded derivatives	(21,590)	(14,995)	(13,035)
Net loss before income taxes	(257,952)	(280,629)	(335,587)
Income tax provision	1,537	636	729
Net loss	(259,489)	(281,265)	(336,316)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(17,736)	(18,666)	(56,658)
Net loss attributable to Class A and Class B common stockholders	$(241,753)	$(262,599)	$(279,658)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(4.54)	$(25.62)	$(27.84)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	53,268	10,248	10,046
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2018	2017	2016

Net loss attributable to Class A and Class B stockholders	$(241,753)	$(262,599)	$(279,658)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities	26	(13)	—
Change in effective portion of interest rate swap	2,098	894	(418)
Other comprehensive income (loss)	2,124	881	(418)
Comprehensive loss	(239,629)	(261,718)	(280,076)
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,831)	(501)	720
Comprehensive loss attributable to Class A and Class B stockholders	$(241,460)	$(262,219)	$(279,356)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest
(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹			Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at December 31, 2015	71,617,187	$1,459,506	$62,419	9,938,603	$1		$102,449	$(844)	$(1,788,390)	$(1,686,784)	$70,708
Contributions from noncontrolling interests	—	—	—	—	—		—	—	—	—	209,860
Exercise of Series F preferred warrants for preferred stock	45,336	3,335	—	—	—		—	—	—	—	—
Issuance of shares of Series G convertible preferred stock	77,639	3,000	—	—	—		—	—	—	—	—
Issuance of Common Stock	—	—	—	58,667	—	²	1,816	—	—	1,816	—
Exercise of stock options	—	—	—	125,394	—	²	1,237	—	—	1,237	—
Issuance of restricted stock awards	—	—	—	9,556	—	²	280	—	—	280	—
Stock-based compensation expense	—	—	—	—	—		27,865	—	—	27,865	—
Excess fair value of consideration paid over the noncontrolling interest reduction	—	—	—	—	—		(25,000)	—	—	(25,000)	—
Change in effective portion of interest rate swap agreement	—	—	4	—	—		—	302	—	302	(724)
Distributions to noncontrolling interests	—	—	(4,614)	—	—		—	—	—	—	(46,007)
Net income (loss)	—	—	1,511	—	—		—	—	(279,658)	(279,658)	(58,169)
Balances at December 31, 2016	71,740,162	1,465,841	59,320	10,132,220	1		108,647	(542)	(2,068,048)	(1,959,942)	175,668
Contributions from noncontrolling interests	—	—	—	—	—		—	—	—	—	13,652
Issuance of common stock warrant	—	—	—	—	—		9,410	—	—	9,410	—
Issuance of common stock	—	—	—	64,000	—	²	1,981	—	—	1,981	—
Exercise of stock options	—	—	—	123,153	—	²	432	—	—	432	—
Issuance of restricted stock awards	—	—	—	33,896	—	²	1,254	—	—	1,254	—
Stock-based compensation expense	—	—	—	—	—		29,080	—	—	29,080	—
Unrealized gain on available-for-sale securities	—	—	—	—	—		—	(13)	—	(13)	—
Change in effective portion of interest rate swap agreement	—	—	1	—	—		—	393	—	393	500
Distributions to noncontrolling interests	—	—	(5,104)	—	—		—	—	—	—	(11,845)
Net income (loss)	—	—	3,937	—	—		—	—	(262,599)	(262,599)	(22,603)
Balances at December 31, 2017	71,740,162	1,465,841	58,154	10,353,269	1		150,804	(162)	(2,330,647)	(2,180,004)	155,372

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹			Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at December 31, 2017	71,740,162	1,465,841	58,154	10,353,269	1		150,804	(162)	(2,330,647)	(2,180,004)	155,372
Issuance of Class A common stock upon public offering, net	—	—	—	20,700,000	2	¹	282,274	—	—	282,276	—
Issuance of Class B common stock on convertible notes	—	—	—	5,734,440	1	¹	221,579	—	—	221,580	—
Issuance of Class A and B common stock upon exercise of warrants	—	—	—	312,575	—	²	—	—	—	—	—
Conversion of redeemable convertible preferred stock Series A-G	(71,740,162)	(1,465,841)	—	71,740,162	7	¹	1,465,834	—	—	1,465,841	—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	—		882	—	—	882	—
Reclassification of derivative liability into additional paid-in capital	—	—	—	—	—		177,208	—	—	177,208	—
Issuance of common stock	—	—	—	166,667	—	²	2,500	—	—	2,500	—
Issuance of restricted stock awards	—	—	—	17,793	—	²	349	—	—	349	—
Exercise of stock options	—	—	—	396,277	—	²	1,521	—	—	1,521	—
Stock-based compensation	—	—	—	—	—		177,646	—	—	177,646	—
Unrealized loss on available-for-sale securities	—	—	—	—	—		—	26	—	26	—
Change in effective portion of interest rate swap agreement	—	—	2	—	—		—	267	—	267	1,829
Distributions to noncontrolling interests	—	—	(6,788)	—	—		—	—	—	—	(8,462)
Net loss	—	—	5,893	—	—		—	—	(241,753)	(241,753)	(23,629)
Balances at December 31, 2018	—	$—	$57,261	109,421,183	$11		$2,480,597	$131	$(2,572,400)	$(91,661)	$125,110

¹ Common Stock issued and converted to Class A Common and Class B Common effective July 2018.
² Amounts are less than $0.5 thousand and round down to zero

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net loss	$(259,489)	$(281,265)	$(336,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	43,459	46,105	43,100
Write-off of property, plant and equipment, net	939	48	140
Impairment of assets, net	—	—	2,092
PPA I decommissioning, net	—	—	617
Revaluation of derivative contracts	28,471	14,754	1,343
Stock-based compensation	180,284	30,479	28,157
Loss (gain) on long-term REC purchase contract	200	(70)	124
Revaluation of stock warrants	(9,108)	(2,975)	8,373
Amortization of interest expense from preferred stock warrants	1,066	1,060	1,083
Amortization of debt issuance cost	3,868	3,263	2,802
Amortization of debt discount from embedded derivatives	20,503	42,989	28,925
Changes in operating assets and liabilities:
Accounts receivable	(54,570)	4,849	(701)
Inventories	(42,216)	(7,105)	(209)
Deferred cost of revenue	88,324	(70,979)	(84,660)
Customer financing receivable and other	4,878	5,459	(211,659)
Prepaid expenses and other current assets	(7,064)	(2,175)	(8,433)
Other long-term assets	1,897	4,625	(1,020)
Accounts payable	18,307	7,076	4,807
Accrued warranty	2,426	(7,045)	(2,986)
Accrued other current liabilities	(6,800)	8,599	11,258
Deferred revenue and customer deposits	(91,996)	91,893	183,564
Other long-term liabilities	18,204	43,239	46,773
Net cash used in operating activities	(58,417)	(67,176)	(282,826)
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,659)	(5,140)	(8,979)
Payments for acquisition of intangible assets	(3,256)	—	—
Purchase of marketable securities	(103,914)	(29,043)	—
Proceeds from maturity of marketable securities	27,000	2,250	—
Net cash used in investing activities	(94,829)	(31,933)	(8,979)
Cash flows from financing activities:
Borrowings from issuance of debt	—	100,000	123,489
Borrowings from issuance of debt to related parties	—	—	25,000
Repayment of debt	(18,770)	(20,507)	(32,192)
Repayment of debt to related parties	(1,390)	(912)	(966)
Debt issuance costs	—	(6,108)	(218)
Proceeds from noncontrolling and redeemable noncontrolling interests	—	13,652	209,860
Distributions to noncontrolling and redeemable noncontrolling interests	(15,250)	(23,659)	(45,828)
Proceeds from issuance of common stock	1,521	432	1,238
Proceeds from issuance of convertible preferred stock	—	—	3,000
Proceeds from public offerings, net of underwriting discounts and commissions	292,529	—	—
Payments of initial public offering issuance costs	(5,521)	(1,092)	—
Net cash provided by financing activities	253,119	61,806	283,383
Net increase (decrease) in cash, cash equivalents, and restricted cash	99,873	(37,303)	(8,422)
Cash, cash equivalents, and restricted cash:
Beginning of period	180,612	217,915	226,337
End of period	$280,485	$180,612	$217,915

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39,465	$21,948	$20,549
Cash paid during the period for taxes	1,748	616	635
Non-cash investing and financing activities:
Transfer of inventory to Energy Servers	—	—	217,205
Liabilities recorded for property, plant and equipment	12,236	975	992
Liabilities recorded for intangible assets	3,180	2,138	—
Exercise of warrants	—	—	3,336
Issuance of common stock warrant	—	9,410	—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	882	—	—
Conversion of redeemable convertible preferred stock into additional paid-in capital	1,465,841	—	—
Conversion of 8% convertible promissory notes into additional paid-in capital	221,579	—	—
Reclassification of derivative liability into additional paid-in capital	177,208	—	—
Reclassification of prior year prepaid initial public offering costs to additional paid-in capital	4,732	—	—
Issuance of common stock	—	1,981	1,816
Issuance of restricted stock	—	1,254	—
Accrued distributions to Equity Investors	576	576	7,287
Accrued interest and issuance for notes	19,041	29,705	23,987
Accrued interest and issuance for notes to related parties	2,733	4,368	3,856
Issuance of 6% convertible promissory notes	—	—	25,000
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
Liquidity
The Company incurred operating losses and negative cash flows from operations since its inception. The Company’s ability to achieve its long-term business objectives is dependent upon, among other things, raising additional capital, acceptance of its products and attaining future profitability. Management believes the Company will be successful in raising additional financing from its stockholders or from other sources, in expanding operations and in gaining market share. In July 2018, the Company successfully completed an initial public stock offering ("IPO") with the sale of 20,700,000 shares of Class A common stock at a price of $15.00 per share, resulting in net cash proceeds of $282.3 million net of underwriting discounts, commissions and offering costs. The Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to meet our operating and capital cash flow requirements and other cash flow needs for at least the next 12 months from the date of this annual report on Form 10-K. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all.
Common Stock
In July 2018 and just prior to the closing of the Company's IPO, the Board of Directors (the "Board") and stockholders approved the Twelfth Amended and Restated Certificate of Incorporation which authorized two new classes of common stock, Class A common stock and Class B common stock. As of July 18, 2018, just prior to the IPO, the Company had 400,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 400,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. All shares of common stock outstanding immediately prior to the IPO were converted into an equivalent number of shares of Class B common stock. Shares of Class B common stock were voluntarily convertible into shares of Class A common stock at the option of the holder upon expiration of the lock-up period that expired on January 21, 2019. The Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to effect a 2-for-3 reverse stock split of the Company’s Class B common stock on July 5, 2018 and July 18, 2018, respectively. The Company filed the amended and restated certificate of incorporation on July 19, 2018 that effected the 2-for-3 reverse stock split. The financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value of Class B common stock to accumulated deficit. Class B common stock will automatically convert into Class A common stock without further action by the Company or the holder thereof on the first to occur: (i) the fifth anniversary of the IPO, (ii) when the outstanding shares of Class B Common Stock represent less than five percent (5%) of the aggregate number of shares of Class A and Class B Common Stock then outstanding, (iii) a date and time, or upon an event specified in writing and delivered by KR Sridhar to the Board to convert all shares of Class B Common Stock, or (iv) immediately following the date of the death of KR Sridhar, whichever comes first.
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

2. Basis of Presentation and Summary of Significant Accounting Policies
The consolidated balance sheets as of December 31, 2018 and 2017, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest, and the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016, as well as other information disclosed in the accompanying notes have been prepared in accordance with generally accepted accounting principles as applied in the United States ("U.S. GAAP").
Principles of Consolidation
These consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for each of its variable interest entities, which the Company refers to as its power purchase agreement entities ("PPA Entities"). This approach focuses on determining whether the Company has the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational PPA Entities. The Company evaluates its relationships with the PPA Entities on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 12 - Power Purchase Agreement Programs.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates include assumptions used to compute the best estimate of selling-prices ("BESP"), the fair value of lease and non-lease components such as estimated output, efficiency and residual value of the Energy Servers, estimates for inventory write-downs, estimates for future cash flows and the economic useful lives of property, plant and equipment, the valuation of other long-term assets, the valuation of certain accrued liabilities such as derivative valuations, estimates for accrued warranty and extended maintenance, estimates for recapture of U.S. Treasury grants and similar grants, estimates for income taxes and deferred tax asset valuation allowances, warrant liabilities, stock-based compensation costs and estimates for the allocation of profit and losses to the noncontrolling interests. Actual results could differ materially from these estimates under different assumptions and conditions.
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
Direct Sales - Customers may choose to purchase the Company's Energy Servers outright and purchase directly from the Company or from a financing party, which would then purchase the Energy Servers from the Company through a lease, PPA or Third-Party PPA agreement. To date, the Company has never sold an Energy Server without a maintenance service agreement, or vice-versa, nor does it have plans to do so in the near future. As a result, the Company recognizes revenue from contracts with customers for the sales of products and services included within these contracts in accordance with ASC 605-25, Revenue Recognition for Multiple-Element Arrangements.

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
Most of the Company’s arrangements are multiple-element arrangements with a combination of Energy Servers, installation and maintenance services. Products and services, including installation, generally qualify as separate units of accounting. For multiple-element arrangements, the Company allocates revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: vendor-specific objective evidence ("VSOE") of selling price, if available; third-party evidence ("TPE") of selling price, if VSOE of selling price is not available; or best estimate of selling price ("BESP") if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or upon meeting any specified performance conditions.
The Company has not been able to obtain reliable evidence of the selling price of the standalone Energy Server. Given that the Company has never sold an Energy Server without a maintenance service agreement, and vice-versa, the Company has no evidence of selling prices for either and virtually no customers have elected to cancel their maintenance service agreements while continuing to operate the Energy Servers. The Company’s objective is to determine the price at which it would transact business if the items were being sold separately. As a result, the Company's estimate of its selling price is driven primarily by its expected margin on both the Energy Server and the maintenance service agreement based on their respective costs or, in the case of maintenance service agreements, the estimated costs to be incurred during the expected service period.
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
As the Company’s business offerings and eligibility for the Investment Tax Credit ("ITC") evolve over time, the Company may be required to modify its estimated selling prices in subsequent periods and the Company’s revenue could be adversely affected.
The Company does not offer extended payment terms or rights of return for its products. Upon shipment of the product, the Company defers the product’s revenue until the acceptance criteria have been met. Such amounts are recorded within deferred revenue in the consolidated balance sheets. The related cost of such product is also deferred as a component of deferred cost of goods sold in the consolidated balance sheets until customer acceptance. Prior to shipment of the product, any prepayment made by the customer is recorded as customer deposits. Customer deposits were $13.5 million and $10.2 million as of December 31, 2018 and 2017, respectively, and were included in deferred revenue and customer deposits in the consolidated balance sheets.
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
Payments received are recorded within deferred revenue in the consolidated balance sheets until the acceptance criteria as defined within the customer contract are met. The related cost of such product is also deferred as a component of deferred cost in the consolidated balance sheets until acceptance.

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
Extended Maintenance Services - The Company typically provides to its customers a standard one-year warranty against manufacturing or performance defects. The Company also sells to these customers extended maintenance services that effectively extend the standard one-year warranty coverage at the customer’s option. These customers generally have an option to renew or cancel the extended maintenance services on an annual basis. Revenue is recognized from extended maintenance services ratably over the term of the service (or annual renewal period) using the estimates of value, as discussed above.
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
The Company’s managed services arrangements are classified as operating leases. As operating leases, the Company recognizes a portion of the net revenue, net of any commitments made to the customer to cover liabilities associated with insurance, property taxes and/or incentives recorded, as managed service liabilities and the associated cost of sale, and then defers the portion of net revenue and cost of sale that represents the gross profit that is equal to the present value of the future minimum lease payments over the master leaseback term. For both capital and operating leasebacks, the Company records the net deferred gross profit in its consolidated balance sheet as deferred income, and then amortizes the deferred income over the leaseback term as a reduction to the leaseback rental expense included in operating leases.
In connection with the Company’s common stock award agreement with a managed services customer, the share issuances are recorded as a reduction of product revenue when the installation milestones are achieved and are recorded as additional paid-in capital when the shares are issued.
Revenue Recognized from Power Purchase Agreement Programs (See Note 12 - Power Purchase Agreement Programs)
In 2010, the Company began offering its Energy Servers through its Bloom Electrons financing program. This program is financed via a special purpose Investment Company and Operating Company, collectively referred to as a PPA Entity, and are owned partly by the Company and partly by third-party investors. The investors contribute cash to the PPA Entity in exchange for an equity interest, which then allows the PPA Entity to purchase the Energy Server from the Company. The cash contributions held are classified as short-term or long-term restricted cash according to the terms of each power purchase agreement (PPA). As the Company identifies end customers, the PPA Entity enters into a PPA with the end customer pursuant to which the customer agrees to purchase the power generated by the Energy Server at a specified rate per kilowatt hour (kWh) for a specified term, which can range from 10 to 21 years. The PPA Entity typically enters into a maintenance services agreement with the Company following the first year of service to extend the standard one-year warranty service and performance guaranties. This intercompany arrangement is eliminated in consolidation. Those power purchase agreements that qualify as leases are classified as either sales-type leases or operating leases and those that do not qualify as leases are classified as tariff agreements. For both operating leases and tariff agreements, income is recognized as contractual amounts are due when the electricity is generated and presented within electricity revenue on the consolidated statements of operations.
Sales-Type Leases - Certain arrangements entered into by certain PPA entities, including Bloom Energy 2009 PPA Project Company, LLC (PPA I), 2012 ESA Project Company, LLC (PPA Company IIIa) and 2013B ESA Project Company, LLC (PPA Company IIIb), qualify as sales-type leases in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 840, Leases (ASC 840). The Company is responsible for the installation, operation and maintenance of the Energy Servers at the customers' sites, including running the Energy Servers during the term of the PPA which ranges from 10 to 15 years. Based on the terms of the customer contracts, the Company may also be obligated to supply fuel for the Energy Servers. The amount billed for the delivery of the electricity to PPA I’s customers primarily consists of returns on the amounts financed including interest revenue, service revenue and fuel revenue for certain arrangements.
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
Service revenue related to sales-type leases of $3.4 million, $4.0 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in electricity revenue in the consolidated statements of operations. Fuel revenue of $0.5 million, $1.0 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in electricity revenue in the consolidated statements of operations. Interest revenue of $1.4 million, $1.9 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in electricity revenue in the consolidated statements of operations.
Product revenue associated with the sale of the Energy Servers under the PPAs that qualify as sales-type leases is recognized at the present value of the minimum lease payments, which approximates fair value, assuming all other conditions for revenue recognition noted above have also been met. A sale is typically recognized as revenue when an Energy Server begins generating electricity and has been accepted, which is consistent across all purchase options in that acceptance generally occurs after the Energy Server has been installed and is running at full power as defined in each contract. There was no product revenue recognized under sales-type leases for the years ended December 31, 2018, 2017 and 2016.
Operating Leases - Certain Power Purchase Agreement Program leases entered into by PPA Company IIIa, PPA Company IIIb, 2014 ESA Holdco, LLC (PPA Company IV) and 2015 ESA Holdco, LLC (PPA Company V) that are leases in substance, but do not meet the criteria of sales-type leases or direct financing leases in accordance with ASC 840, are accounted for as operating leases. Revenue under these arrangements is recognized as electricity sales and service revenue and is provided to the customer at rates specified under the contracts. During the years ended December 31, 2018, 2017 and 2016, revenue from electricity sales amounted to $30.9 million, $29.9 million and $21.2 million, respectively. During the years ended December 31, 2018, 2017 and 2016, service revenue amounted to $15.2 million, $15.6 million and $10.8 million, respectively.
Tariff Agreement - PPA Company II entered into an agreement with Delmarva, PJM Interconnection (PJM), a regional transmission organization, and the State of Delaware under which PPA Company II provides the energy generated from its Energy Servers to PJM and receives a tariff as collected by Delmarva.
Revenue at the tariff rate is recognized as electricity sales and service revenue as it is generated over the term of the arrangement. Revenue relating to power generation at the Delmarva sites of $23.0 million, $23.3 million and $23.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in electricity sales in the consolidated statements of operations. Revenue relating to power generation at the Delmarva sites of $13.7 million, $13.9 million and $13.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in service revenue in the consolidated statements of operations.
Incentives and Grants
Self-Generation Incentive Program ("SGIP") - The Company’s PPA Entities’ customers receive payments under the SGIP, which is a program specific to the State of California that provides financial incentives for the installation of new and qualifying self-generation equipment that the Company owns. The SGIP funds are assigned to the PPA Entities by the customers and are recorded as other current assets and other long-term assets until received. For sales-type leases, the benefit of the SGIP funds are recorded as deferred revenue which is recognized as revenue when the Energy Server is accepted. For operating leases, the benefit of the SGIP funds are recorded as deferred revenue which is amortized on a straight-line basis over the PPA contract period. The SGIP program issues 50% of the fully anticipated amount in the first year the equipment is placed into service. The remaining incentive is then paid based on the size of the equipment (i.e., nameplate kilowatt capacity) over the subsequent five years. The SGIP program has operational criteria primarily related to fuel mixture and minimum output for the first five years after the qualified equipment is placed in service. If the operational criteria are not fulfilled, it could result in a partial refund of funds received. The SGIP program will expire on January 1, 2021.
The Company received $1.9 million, $2.7 million and $3.3 million of SGIP funds for the years ended December 31, 2018, 2017 and 2016, respectively. There were no reductions or refunds of SGIP funds during the years ended December 31, 2018, 2017 and 2016, and no accrual has been made for a refund of any incentives.
The Company makes SGIP reservations on behalf of certain of the PPA Entities. However, the PPA Entity receives the SGIP funds directly from the program and, therefore, bears the risk of loss if these funds are not paid.
U.S. Treasury Grants - The Company is eligible for U.S. Treasury grants on eligible property as defined under Section 1603 of the American Recovery and Reinvestment Act of 2009. However, to be eligible for the U.S. Treasury grants, a fuel cell system must have commenced construction in 2011 either physically or through the commitment of sufficient project costs. For fuel cell systems under Power Purchase Agreement Programs, U.S. Treasury grants are considered a component of minimum lease payments. For fuel cell systems deployed under tariff legislation, the Company recorded the fuel cell systems net of the U.S. Treasury grants. U.S. Treasury grant receivables are classified as other current assets in the Company’s consolidated balance sheets. For operating leases, the benefit of the U.S. Treasury grant is recorded as deferred revenue and is amortized on a straight-line basis over the PPA contract period. No such grant funds have been accrued or received in the years ended December 31, 2018 and 2017.
Investment Tax Credits ("ITCs") - Through December 31, 2016, the Company’s Energy Servers were eligible for federal ITCs that accrued to eligible property under Internal Revenue Code Section 48. Under the Company's Power Purchase Agreement Programs, ITCs are primarily passed through to Equity Investors with approximately 1% to 10% of incentives received by the Company. These incentives are accounted for by using the flow-through method. On February 9, 2018, the U.S. Congress passed legislation to extend the federal investment tax credits for fuel cell systems applicable retroactively to January 1, 2017. Due to this reinstatement of ITC in 2018, the benefit of ITC to total revenue was $45.5 million of revenue benefit related to the retroactive ITC for 2017 acceptances.
The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed or otherwise ceases to be investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives. No ITC recapture has occurred during the years ended December 31, 2018 and 2017, while $8.3 million in ITC recapture occurred during the year ended December 31, 2016.
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

Product Revenue - All of the Company’s product revenue is generated from the sale of the Company's Energy Servers to direct purchase, including financing partners on Third-Party PPAs, managed services and traditional lease customers. The Company generally begins to recognize product revenue from contracts with customers once the Company achieves acceptance; that is, generally when the system has been installed and is running at full power as defined in each contract.
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
Installation Revenue - All of the Company’s installation revenue is generated from the sale and installation of the Company's Energy Servers to direct purchase, including financing partners on Third-Party PPAs, managed services and traditional lease customers. The Company generally begins to recognize installation revenue from contracts with customers for the sales of its Energy Servers once the Company achieves acceptance; that is, generally when the system has been installed and running at full power.
Service Revenue - Service revenue is generated from operations and maintenance services agreements that extend the standard one-year warranty coverage beyond the initial first year for Energy Servers sold under direct purchase, including Third-Party PPAs, traditional lease and managed services sales. Customers can renew these agreements on an annual basis. Revenue is recognized ratably over the term of the renewed one-year service period. The Company anticipates that almost all of its customers will continue to renew their maintenance services agreements each year.
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
Cost of Product Revenue - Cost of product revenue consists of costs of Energy Servers that the Company sells to direct, including financing partners on Third-Party PPAs, managed services and traditional lease customers. It includes costs paid to the Company’s materials suppliers, personnel costs, certain allocated costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of the Company’s equipment. Estimated standard one-year warranty costs are also included in cost of product revenue, see Warranty Costs below.
Cost of Installation Revenue - Cost of installation revenue consists of the costs to install the Energy Servers that the Company sells to direct and lease customers. It includes costs paid to the Company’s materials and service providers, personnel costs and allocated costs.
Cost of Service Revenue - Cost of service revenue consists of costs incurred under maintenance service contracts for all customers. It includes personnel costs for the Company’s customer support organization, certain allocated costs and extended maintenance-related product repair and replacement costs.
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
Warranty Costs - The Company generally warrants its products sold to its direct customers for one year following the date of acceptance of the products (the “standard one-year warranty”). Additionally as part of its master service agreements (MSAs), the Company provides output and efficiency guaranties (collectively “performance guaranties”) to its customers which contractually guarantee specified levels of efficiency and output. Expenditures related to these obligations have not been material to date.
As part of both its standard one-year warranty and MSA obligations, the Company monitors the operations of the underlying systems including efficiency and output levels. Performance guaranty payments represent maintenance decisions made by the Company and are accounted for as costs of goods sold. To estimate the warranty costs, the Company continuously monitors product returns for warranty failures and maintains the reserve for the related warranty expense based on various factors including historical warranty claims, field monitoring and results of lab testing. The Company’s obligations under its standard product warranty and MSAs are generally in the form of product replacement, repair or reimbursement for higher customer electricity costs. Further, if the Energy Servers run at a lower efficiency or power output than the Company committed under its performance guaranty, the Company will reimburse the customer for this underperformance. The Company’s obligation includes ensuring the customer’s equipment operates at least at the efficiency and power output levels set forth in the customer agreement. The Company’s aggregate reimbursement obligation for this performance guaranty for each order is capped at a portion of the purchase price.
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions and against manufacturing or performance defects. The Company’s warranty accrual represents its best estimate of the amount necessary to settle future and existing claims during the warranty period as of the balance sheet date. The Company accrues for warranty costs based on estimated costs that may be incurred including material costs, labor costs and higher customer electricity costs should the units not work for extended periods. Estimated costs associated with standard one-year warranty, including the performance guaranty payments, are recorded at the time of sale as a component of costs of goods sold. Prior to fiscal year 2014, certain MSAs with direct customers were accounted for as separately-priced warranty contracts under ASC 605-20-25 Separately Priced Extended Warranty and Product Maintenance Contracts (formerly FTB 90-1), in which the Company recorded an accrual for any expected costs that exceed the contracted revenues for that one-year service renewal arrangement, and is included as a component of the accrued warranty liability. Customers may renew the MSAs leading to future expense that is not recognized under GAAP until the renewal occurs. Over time, as the Company’s service offering evolved and the Company began managing the Energy Servers taking into consideration individual customer arrangements as well as the Company’s Energy Server fleet management objectives, the Company’s service offering evolved to the point that our services changed, becoming a more strategic offering for both the Company and its customers. Additionally, virtually all of the Company’s sales arrangements included bundled sales of maintenance service agreements along with the Energy Servers. The result is that the Company allocates a certain portion of the contractual revenue related to the Energy Servers to the MSAs based on the Company’s BESP compared to the stated amount in the service contracts.
Shipping and Handling Costs - The Company records costs related to shipping and handling in cost of revenue.
Sales and Utility Taxes - The Company recognizes revenue on a net basis for taxes charged to its customers and collected on behalf of the taxing authorities.
Components of Operating Expenses
Advertising and Promotion Costs - Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. The Company did not incur any material advertising or promotion expenses during the years ended December 31, 2018, 2017 and 2016.
Research and Development - The Company conducts internally funded research and development activities to improve anticipated product performance and reduce product life-cycle costs. Research and development costs are expensed as incurred and include salaries and expenses related to employees conducting research and development.
Stock-Based Compensation - The Company accounts for stock options and restricted stock units (RSUs) awarded to employees and non-employee directors under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Compensation-Stock Compensation (ASC 718) using the Black-Scholes valuation model to estimate fair value. The Black-Scholes valuation model requires the Company to make estimates and assumptions regarding the underlying stock’s fair value, the expected life of the option and RSU, the risk-free rate of return interest rate, the expected volatility of the Company's common stock price and the expected dividend yield. In developing estimates used to calculate assumptions, the Company establishes the expected term for employee options and RSUs, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when the forfeitures occurred. The Company typically records stock-based compensation expense under the straight-line attribution method over the vesting term, which is generally four years for options, and records stock-based compensation expense for performance based awards using the graded-vesting method. Stock issued to grantees in the Company's stock-based compensation is from authorized and previously unissued shares. Stock-based compensation expense is recorded in the consolidated statements of operations based on the employees’ respective function.
Stock-based compensation cost for RSUs is measured based on the fair value of the underlying shares on the date of grant. Up to the date of the Company's IPO, RSUs were subject to a time-based vesting condition and a performance-based vesting condition, both of which require satisfaction before the RSUs vest and settle for shares of common stock. The performance-based condition was tied to a liquidity event such as a sale event of the Company or the completion of the Company’s IPO. The time-based conditions range between six months and four years from the end of the lock-up period after IPO. Upon completion of the Company's IPO in July 2018, the performance-based condition of our RSUs was satisfied and the

Company began recognizing stock based compensation over the remaining time-based vesting condition, which ranges from six-months and up to four years from IPO.
The Company uses the Black-Scholes valuation model to estimate the fair value of stock purchase rights under our 2018 ESPP plan. The fair value of the 2018 ESPP purchase rights is recognized as expense under the multiple options approach. Stock-based compensation expense is recorded in the consolidated statements of operations based on the employees’ respective function.
Compensation expense for equity instruments granted to non-employees is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for equity awards granted to non-employees is periodically remeasured until the performance condition is achieved and the shares vest. The fair value of the equity instruments is expensed over the term of the non-employee's service period.
The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, unless the Company cannot realize the deduction (i.e., the Company is in a net operating loss, or NOL, position), based on the amount of compensation cost recognized and the Company’s statutory tax rate. With the Company's adoption of ASU 2016-09 in the first quarter of 2017 on a prospective basis, stock-based compensation excess tax benefits or deficiencies are reflected in the consolidated statements of operations as a component of the provision for income taxes. No tax benefit or expense for stock-based compensation has been recorded for the years ended December 31, 2018, 2017 and 2016 since the Company remains in an NOL position.
Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates for the inputs used in the Black-Scholes valuation model to calculate the grant-date fair value of stock options. The Company uses weighted-average assumptions in applying the Black-Scholes valuation model.
The risk free interest rate for periods within the contractual life of the option is based on the U.S. Treasury zero-coupon issues in effect at the grant date for periods corresponding with the expected term of option. The Company’s estimate of an expected term is calculated based on the Company’s historical share option exercise data. The Company has not and does not expect to pay dividends in the foreseeable future. The estimated stock price volatility is derived based on historical volatility of the Company’s peer group, which represents the Company’s best estimate of expected volatility.
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
Refer to Note 9 - Income Taxes for further discussion of the Company’s income tax expense.
Comprehensive Loss
The Company’s comprehensive loss is comprised of net loss attributable to Class A and Class B shareholders, unrealized gain (loss) on available-for-sale securities, change in the effective portion of the Company’s interest rate swap agreements and comprehensive (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest.
Fair Value Measurement
Financial Accounting Standards Board Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial liabilities utilizing Level 3 inputs include natural gas fixed price forward contract derivatives and warrants issued to purchase the Company’s preferred stock and embedded derivatives bifurcated from convertible notes. Derivative liability valuations are performed based on a binomial lattice model and adjusted for illiquidity and/or nontransferability and such adjustments are generally based on available market evidence.

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash - Cash equivalents consist of highly liquid short-term investments with maturities of 90 days or less at the date of purchase.
Short-term investments consist of highly liquid investments with maturities of greater than 90 days at the reporting period end date. Short-term investments are reported at fair value with unrealized gains or losses, net of tax, recorded in accumulated other comprehensive income (loss). Short-term investments are anticipated to be used for current operations and are, therefore, classified as available-for-sale in current assets even though their maturities may extend beyond one year. The Company periodically reviews short-term investments for impairment. In the event a decline in value is determined to be other-than-temporary, an impairment loss is recognized. When determining if a decline in value is other-than-temporary, the Company takes into consideration the current market conditions and the duration and severity of and the reason for the decline as well as considering the likelihood that it would need to sell the security prior to a recovery of par value.
The specific identification method is used to determine the cost of any securities disposed with any realized gains or losses recognized as income or expense in the consolidated statements of operations.
As of December 31, 2018, short-term investments consisted of $104.4 million of U.S. Treasury Bills. As of December 31, 2017, short-term investments consisted of $26.8 million of U.S. Treasury Bills. The cost of these securities approximated fair value and there were no material gross realized or unrealized gains or losses for the years ended December 31, 2018, 2017 and 2016. There were no impairments to value for the periods ended December 31, 2018 and 2017. As of December 31, 2018, all investments were scheduled to mature within the next twelve months.
Restricted cash is held as collateral to provide financial assurance that the Company will fulfill obligations and commitments primarily related to its power purchase agreement financings, its debt service reserves, its maintenance service reserves and its facility lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset.

Derivative Financial Instruments - The Company enters into derivative forward contracts to manage its exposure to the fluctuating price of natural gas under certain of its power purchase agreements entered in connection with the Bloom Electrons program (refer to Note 12 - Power Purchase Agreement Programs). In addition, the Company enters into fixed forward interest rate swap arrangements to convert variable interest rates on debt to a fixed rate. The Company also issued derivative financial instruments embedded in its 6% Notes as a means by which to provide additional incentive to investors and to obtain a lower cost cash-source of funds.
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
The Company accounts for its derivative instruments as either an asset or a liability which are carried at fair value on the consolidated balance sheets. Changes in the fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and for those that do not qualify for hedge accounting or are not designated hedges are recorded through earnings in the consolidated statements of operations.
While the Company hedges certain of its natural gas requirements under its power purchase agreements, it does not classified these forward contracts as designated hedges for accounting purposes. Therefore, the Company records the change in the fair value of its forward contracts in cost of revenue on the consolidated statements of operations. The fair value of the forward contracts is recorded on the consolidated balance sheets as a component of accrued other current liabilities and as derivative liabilities. As the forward contracts are considered economic hedges, the changes in the fair value of the forward contracts are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
The Company’s interest rate swap arrangements qualify as cash flow hedges for accounting purposes as they effectively convert variable rate obligations into fixed rate obligations. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change is recorded in accumulated other comprehensive income (loss) and will be recognized as interest expense on settlement. Ineffectiveness is recorded in other income (expense), net. If a cash flow hedge is discontinued due to changes in the forecasted hedged transactions, hedge accounting is discontinued prospectively and any unrealized gain or loss on the related derivative is recorded in accumulated other comprehensive loss and is reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The fair value of the swap arrangement is recorded on the consolidated balance sheets as a component of accrued other current liabilities and as derivative liabilities. The changes in fair value of swap agreement are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
The Company issued convertible notes with conversion features. These conversion features were evaluated under ASC topic 815-40, were determined to be embedded derivatives and were bifurcated from the debt and were classified prior to the IPO as liabilities on the consolidated balance sheets. The Company recorded these derivative liabilities at fair value and adjusted the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain (loss) on revaluation of warrant liabilities and embedded derivatives in the consolidated statements of operations. Upon the IPO, the final valuation of the embedded derivative was calculated as of the date of the IPO and was reclassified from a derivative liability to additional paid-in capital.
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
The Company reviews its customer financing receivables by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses as well as current economic trends that might impact the level of future credit losses. The Company writes off customer financing receivables when they are deemed uncollectible. The Company does not maintain an allowance for doubtful accounts to reserve for potentially uncollectible customer financing receivables as historically all of its receivables on the consolidated balance sheets have been collected in full.

Accounts Receivable - Accounts receivable primarily represents trade receivables from sales to customers recorded at net realizable value. As it does for its customer financing receivables, the Company reviews its accounts receivable by aging category to identify significant customer balances with known disputes or collection issues. In determining the allowance, the Company makes judgments about the creditworthiness of a majority of its customers based on ongoing credit evaluations. The Company also considers its historical level of credit losses as well as current economic trends that might impact the level of future credit losses. The Company writes off accounts receivable when they are deemed uncollectible. The Company does not maintain an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable as historically all of its receivables on the consolidated balance sheets have been collected in full.
Inventories - Inventories consist principally of raw materials, work-in-process and finished goods and are stated on a first-in, first-out basis at the lower of cost or net realizable value.
The Company records inventory excess and obsolescence provisions for estimated obsolete or unsellable inventory, including inventory from purchase commitments, equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about market conditions and future demand for product generally expected to be utilized over the next 12 to 24 months, including product needed to fulfill the Company’s warranty obligations. If actual future demand for the Company’s products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed. The inventory reserves were $13.0 million and $15.7 million as of December 31, 2018 and 2017, respectively.
Property, Plant and Equipment - Property, plant and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Energy Servers are depreciated to their residual values over the terms of the power purchase and tariff agreements. Leasehold improvements are depreciated over the shorter of the lease term or their estimated depreciable lives. Buildings are amortized over the shorter of the lease or property term or their estimated depreciable lives. Assets under construction are capitalized as costs are incurred and depreciation commences after the assets are put into service within their respective asset class.
Depreciation is calculated using the straight-line method over the estimated depreciable lives of the respective assets as follows:

Depreciable Lives

Energy Servers	15-21 years
Computers, software and hardware	3-5 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-5 years
Leasehold improvements	1-10 years
Buildings	35 years
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
Preferred Stock Warrants - The Company accounted for freestanding warrants to purchase shares of its convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. In accordance with ASC 480 - Distinguishing Liability from Equity (ASC 480), these warrants were classified within warrant liability in the consolidated balance sheets as the underlying shares of convertible preferred stock were contingently redeemable which, therefore, may have obligated the Company to transfer assets at some point in the future. These warrants were valued on the date of issuance, using the Probability-Weighted Expected Return Model (PWERM). The warrants were subject to remeasurement to fair value at each balance sheet date or immediately prior to exercise. Any change in fair value was recognized in the consolidated statements of operations. The Company’s convertible preferred stock warrants were converted into common stock warrants upon the completion of the IPO. At that time, the convertible preferred stock warrant liability was reclassified to additional paid-in capital.

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
The determination of equity in earnings under the HLBV method requires management to determine how proceeds, upon a hypothetical liquidation of the entity at book value, would be allocated between its investors. The noncontrolling interest balance is presented as a component of permanent equity in the consolidated balance sheets.
Noncontrolling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Exercisability of put options are solely dependent upon the passage of time, and hence, such put options are considered to be probable of becoming exercisable. The Company elected to accrete changes in the redemption value over the period from the date it becomes probable that the instrument will become redeemable to the earliest redemption date of the instrument by using an interest method. The balance of redeemable noncontrolling interests on the balance sheets is reported at the greater of its carrying value or its maximum redemption value at each reporting date. The redeemable noncontrolling interests are classified as temporary equity and therefore are reported in the mezzanine section of the consolidated balance sheets as redeemable noncontrolling interests.
For income tax purposes, the Equity Investors of the PPA Entities receive a greater proportion of the share of losses and other income tax benefits. This includes the allocation of investment tax credits which are distributed to the Equity Investors through an Investment Company subsidiary of the Company. Allocations are initially based on the terms specified in each respective partnership agreement until either a specific date or the Equity Investors' targeted rate of return specified in the partnership agreement is met (the "flip" of the flip structure) whereupon the allocations change. In some cases after the Equity Investors receive their contractual rate of return, the Company receives substantially all of the remaining value attributable to the long-term recurring customer payments and the other incentives.
Recent Accounting Pronouncements
Revenue Recognition - In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, as well as guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The standard also requires expanded disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard is effective for the Company's annual periods beginning January 1, 2019, and for its interim periods beginning on January 1, 2020. The standard can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance (“full retrospective method”); or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance (“modified retrospective method”). The Company will adopt the standard for its fiscal year ended December 31, 2019 using the modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings on January 1, 2019.
The Company is currently evaluating whether the standard will have a material impact on its consolidated financial statements and expects the adoption of the standard to have an impact related to the costs of obtaining its contracts, customer deposits, and deferred revenue. Further, in preparation for the new standard, the Company will update its accounting policies, processes, internal controls over financial reporting, and system requirements.
Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. ASU 2016-02 will be effective for the Company beginning in fiscal 2020, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is currently evaluating whether this standard will have a material impact on its consolidated financial statements.
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
Income Taxes - In October 2016, the FASB issued ASU 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for the Company in its annual report on Form 10-K for the fiscal year ended December 31, 2019 and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The Company is currently evaluating the impact of its pending adoption of this standard on its consolidated financial statements.
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
Derivatives and Hedging - In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) to improve on the accounting for hedging activities. The improvements include (i) alignment of risk management activities and financial reporting, and (ii) other simplifications in the application of hedge accounting guidance. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the ASU on a modified retrospective approach in January 2019. The ASU is currently not expected to have a material impact on the consolidated financial statements.
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
Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for the Company for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company plans to adopt the ASU on a modified retrospective approach in January 2020. The Company does not expect the adoption of this standard to have a material effect on the Company's financial statements and related disclosures.
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
Internal Use Software - In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current U.S. GAAP and recognize these costs to expense over the noncancelable term of the arrangement. This ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company elected early adoption effective July 1, 2018. The adoption of the ASU did not have a material impact on the Company’s financial statements and related disclosures.

3. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying value of cash and cash equivalents approximate fair value and are as follows (in thousands):

	December 31,
	2018	2017
As held
Cash	$136,642	$101,356
Money market funds	143,843	79,256
	$280,485	$180,612
As reported
Cash and cash equivalents	$220,728	$103,828
Restricted cash	59,757	76,784
	$280,485	$180,612
Restricted cash consisted of the following (in thousands):

	December 31,
	2018	2017
Current
Restricted cash	$25,740	$36,418
Restricted cash related to PPA Entities	2,917	7,969
Restricted cash, current	$28,657	$44,387
Non-current
Restricted cash	$3,246	$5,649
Restricted cash related to PPA Entities	27,854	26,748
Restricted cash, non-current	31,100	32,397
	$59,757	$76,784
Short-Term Investments
As of December 31, 2018 and 2017, the Company had short-term investments in U.S. Treasury Bills of $104.4 million and $26.8 million, respectively.
Derivative Instruments
The Company has derivative financial instruments related to natural gas forward contracts and interest rate swaps. See Note 7 - Derivative Financial Instruments for a full description of the Company's derivative financial instruments.

4. Fair Value
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below sets forth, by level, the Company’s financial assets that were accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
December 31, 2018	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$143,843	$—	$—	$143,843
Short-term investments	104,350	—	—	104,350
Interest rate swap agreements	—	82	—	82
	$248,193	$82	$—	$248,275
Liabilities
Accrued other current liabilities	$1,331	$—	$—	$1,331
Derivatives:
Natural gas fixed price forward contracts	—	—	9,729	9,729
Interest rate swap agreements	—	3,630	—	3,630
	$1,331	$3,630	$9,729	$14,690

	Fair Value Measured at Reporting Date Using
December 31, 2017	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$79,256	$—	$—	$79,256
Short-term investments	26,816	—	—	26,816
Interest rate swap agreements	—	52	—	52
	$106,072	$52	$—	$106,124
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$—	$15,368	$15,368
Embedded derivative on 6% promissory notes	—	—	140,771	140,771
Interest rate swap agreements	—	5,905	—	5,905
Stock warrants:
Preferred stock warrants	—	—	9,825	9,825
Accrued other long term liabilities	—	5,149	—	5,149
	$—	$11,054	$165,964	$177,018
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Short-Term Investments - Short-term investments, which are comprised of U.S. Treasury Bills with maturities of 12 months or less from the purchase date, are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on the Company's consolidated balance sheets. As of December 31, 2018, $0.3 million of the gain on the interest rate swaps accumulated in other comprehensive income (loss) is expected to be reclassified into earnings in the next twelve months.
Natural Gas Fixed Price Forward Contracts - Natural gas fixed price forward contracts are valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices and therefore, as no observable inputs to support market activity are available, are classified as Level 3 financial assets.
The following table provides the fair value of the Company’s natural gas fixed price contracts (dollars in thousands):

	December 31,
	2018		2017
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹
Natural gas fixed price forward contracts (not under hedging relationships)	3,096	$9,729	4,332	$15,368

¹ Recorded in current liabilities and derivative liabilities in the consolidated balance sheets.
² One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the years ended December 31, 2018 and 2017, the Company marked-to-market the fair value of its fixed price natural gas forward contracts and recorded a gain of $2.2 million and a loss of $1.0 million, respectively, and recorded gains on the settlement of these contracts of $3.4 million and $4.2 million, respectively, in cost of revenue on the consolidated statement of operations.
Embedded Derivative on 6% Convertible Promissory Notes - On December 15, 2015, the Company issued $160.0 million of 6% Convertible Promissory Notes (6% Notes) that mature in December 2020. In addition, on January 29, 2016 and September 20, 2016, the Company issued an additional $25.0 million and $75.0 million, respectively, of 6% Notes. The 6% Notes are convertible at the option of the holders at a conversion price of $11.25 per share. The embedded redemption feature of the 6% Notes was therefore classified as an embedded derivative.
The embedded redemption feature of the 6% Notes was valued using the binomial lattice method, which utilizes significant inputs that are unobservable in the market. The fair value was determined by estimated event dates with probabilities of likely events under the scenario based upon facts existing through the date of the Company's IPO. It was therefore classified as a Level 3 financial liability. Upon the expiration of embedded derivative features triggered by the IPO, the Company reclassified the fair value of the derivative liability into additional paid-in capital. The final valuation of the conversion feature was calculated as of the date of the IPO to be $177.2 million and was reclassified from derivative liability to additional paid-in capital on the balance sheet.
Preferred Stock Warrants - The Company estimated the fair value of the preferred stock warrants using a probability-weighted expected return model which considers various potential liquidity outcomes and assigned probabilities to each to arrive at the weighted equity value. As there were no observable inputs supported by market activity, the preferred stock warrants were therefore classified as a Level 3 financial liability.
The preferred stock warrants were converted to common stock warrants effective with the IPO and reclassified to additional paid-in capital. The fair value of the preferred stock warrants were zero and $9.8 million, respectively, as of December 31, 2018 and 2017. The changes in fair value were recorded in gain (loss) on revaluation of warrant liabilities in the consolidated statements of operations.

There were no transfers between fair value measurement classifications during the years ended December 31, 2018 and 2017. The changes in the Level 3 financial assets were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Embedded Derivative Liability	Total

Balances at December 31, 2016	$18,585	$12,885	$115,807	$147,277
Settlement of natural gas fixed price forward contracts	(4,248)	—	—	(4,248)
Embedded derivative on notes	—	—	6,804	6,804
Changes in fair value	1,031	(3,060)	18,160	16,131
Balances at December 31, 2017	$15,368	$9,825	$140,771	$165,964
Settlement of natural gas fixed price forward contracts	(3,412)	—	—	(3,412)
Embedded derivative on notes	—	—	5,533	5,533
Changes in fair value	(2,227)	(8,943)	30,904	19,734
Reclassification of preferred stock warrants liability to common stock warrants and derivative liability into additional paid-in-capital	—	(882)	(177,208)	(178,090)
Balances at December 31, 2018	$9,729	$—	$—	$9,729
Significant changes in any assumption input in isolation can result in a significant change in fair value measurement. Generally, an increase in the market price of the Company’s shares of common stock, an increase in natural gas prices, an increase in the volatility of the Company’s shares of common stock and an increase in the remaining term of the conversion feature would each result in a directionally similar change in the estimated fair value of the Company’s derivative liability. Increases in such assumption values would increase the associated liability while decreases in these assumption values would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - The Company estimates fair value for customer financing receivables, senior secured notes, term loans and convertible promissory notes based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	December 31, 2018		December 31, 2017
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables:
Customer financing receivables	$72,676	$51,541	$77,885	$55,255
Debt instruments:
Recourse
LIBOR + 4% term loan due November 2020	3,214	3,311	4,887	5,148
5% convertible promissory note due December 2020	34,706	31,546	—	—
8% convertible promissory notes due December 2018	—	—	244,717	211,000
6% convertible promissory notes due December 2020	263,284	353,368	236,724	219,094
10% notes due July 2024	95,555	99,260	94,517	106,124
Non-recourse
5.22% senior secured notes due March 2025	78,566	80,838	89,564	95,114
7.5% term loan due September 2028	36,319	39,892	36,940	46,713
LIBOR + 5.25% term loan due October 2020	23,916	25,441	24,364	27,206
6.07% senior secured notes due March 2030	82,337	85,917	84,032	93,264
LIBOR + 2.5% term loan due December 2021	123,384	123,040	125,596	131,817
Long-Lived Assets - The Company’s long-lived assets include property, plant and equipment. The carrying amounts of the Company’s long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. No material impairment of any long-lived assets was identified in the years ended December 31, 2018 and 2017.

5. Balance Sheet Components
Accounts Receivable
Accounts receivable primarily represents trade receivables from sales to customers recorded at net realizable value. One customer accounted for 66.8% of accounts receivable at December 31, 2018. Two customers accounted for 21.4% and 10.1% of accounts receivable at December 31, 2017. At December 31, 2018 and 2017, the Company did not maintain any allowances for doubtful accounts as it deemed all of its receivables fully collectible.
Inventories
The components of inventory consisted of the following (in thousands):

	December 31,
	2018	2017

Raw materials	$53,273	$49,963
Work-in-progress	22,303	19,998
Finished goods	56,900	20,299
	$132,476	$90,260

Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017

Government incentives receivable	$1,001	$1,836
Prepaid expenses and other current assets	32,741	24,840
	$33,742	$26,676
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017

Energy Servers	$511,485	$511,153
Computers, software and hardware	16,536	19,384
Machinery and equipment	99,209	97,158
Furniture and fixtures	4,337	4,679
Leasehold improvements	18,629	22,799
Building	40,512	40,512
Construction in progress	29,084	9,898
	719,792	705,583
Less: Accumulated depreciation	(238,378)	(207,794)
	$481,414	$497,789

The Company’s construction in progress increased $19.2 million, as compared to 2017, primarily due to the Company's move to its new corporate headquarters. Our headquarters is used for administration, research and development and sales and marketing.
The Company’s property, plant and equipment under operating leases by the PPA Entities was $397.5 million and $397.0 million as of December 31, 2018 and 2017, respectively. The accumulated depreciation for these assets was $77.4 million and $51.9 million as of December 31, 2018 and 2017, respectively. Depreciation expense related to property, plant and equipment for the Company was $43.5 million, $46.1 million and $43.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	December 31,
	2018	2017

Prepaid and other long-term assets	$27,086	$31,446
Equity-method investments	6,046	5,014
Long-term deposits	1,660	1,000
	$34,792	$37,460

Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	December 31,
	2018	2017

Product warranty	$10,935	$7,661
Operations and maintenance services agreements	8,301	9,150
	$19,236	$16,811
Changes in the standard product warranty liability were as follows (in thousands):

Balances at December 31, 2015	$8,707
Accrued warranty, net	4,124
Warranty expenditures during period	(4,727)
Balances at December 31, 2016	8,104
Accrued warranty, net	7,058
Warranty expenditures during period	(7,501)
Balances at December 31, 2017	7,661
Accrued warranty, net	11,155
Warranty expenditures during period	(7,881)
Balances at December 31, 2018	$10,935
Accrued Other Current Liabilities
Accrued other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017

Compensation and benefits	$16,742	$13,121
Current portion of derivative liabilities	3,232	5,492
Managed services liabilities	5,091	3,678
Accrued installation	6,859	3,348
Sales tax liabilities	1,700	5,524
Interest payable	4,675	5,520
Other	31,236	30,966
	$69,535	$67,649
Other Long-Term Liabilities
Accrued other long-term liabilities consisted of the following (in thousands):

	December 31,
	2018	2017

Delaware grant	$10,469	$10,469
Managed services liabilities	29,741	31,087
Other	15,727	11,359
	$55,937	$52,915

In March 2012, the Company entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to the Company as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The Company has received $12.0 million of the grant which is contingent upon the Company meeting certain milestones related to the construction of the manufacturing facility and the employment of full time workers at the facility through September 30, 2023. As of December 31, 2018, the Company has paid $1.5 million in October 2017 for recapture provisions and has recorded $10.5 million in other long-term liabilities for potential repayments. See Note 13 - Commitments and Contingencies for a full description of the grant.
The Company has entered into managed services agreements that provide for the payment of property taxes and insurance premiums on behalf of customers. These obligations are included in each agreements' contract value and are recorded as short-term or long-term liabilities based on the estimated payment dates. The long-term managed services liabilities accrued were $29.7 million and $31.1 million as of December 31, 2018 and 2017, respectively.
Customer Financing Leases, Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	December 31,
	2018	2017

Total minimum lease payments to be received	$100,816	$109,431
Less: Amounts representing estimated executing costs	(25,180)	(27,815)
Net present value of minimum lease payments to be received	75,636	81,616
Estimated residual value of leased assets	1,051	1,051
Less: Unearned income	(4,011)	(4,781)
Net investment in sales-type financing leases	72,676	77,886
Less: Current portion	(5,594)	(5,209)
Non-current portion of investment in sales-type financing leases	$67,082	$72,677
The future scheduled customer payments from sales-type financing leases were as follows as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter

Future minimum lease payments, less interest	$5,594	$6,022	$6,415	$6,853	$7,310	$39,431

6. Outstanding Loans and Security Agreements
The following is a summary of the Company’s debt as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$3,286	$1,686	$1,528	$3,214	$—
5% convertible promissory note due December 2020	33,104	—	34,706	34,706	—
6% convertible promissory notes due December 2020	296,233	—	263,284	263,284	—
10% notes due July 2024	100,000	7,000	88,555	95,555	—
Total recourse debt	432,623	8,686	388,073	396,759	—
5.22% senior secured term notes due March 2025	79,698	11,994	66,572	78,566	—
7.5% term loan due September 2028	40,538	2,200	34,119	36,319	—
LIBOR + 5.25% term loan due October 2020	24,723	827	23,089	23,916	—
6.07% senior secured notes due March 2030	83,457	2,469	79,868	82,337	—
LIBOR + 2.5% term loan due December 2021	125,456	3,672	119,712	123,384	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	353,872	21,162	323,360	344,522	1,220
Total debt	$786,495	$29,848	$711,433	$741,281	$1,220
The following is a summary of the Company’s debt as of December 31, 2017 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$5,000	$1,690	$3,197	$4,887	$—
8% convertible promissory notes due December 2018	244,717	—	244,717	244,717	—
6% convertible promissory notes due December 2020	286,069	—	236,724	236,724	—
10% notes due July 2024	100,000	—	94,517	94,517	—
Total recourse debt	635,786	1,690	579,155	580,845	—
5.22% senior secured term notes due March 2025	91,086	11,389	78,175	89,564	—
7.5% term loan due September 2028	41,927	1,389	35,551	36,940	—
LIBOR + 5.25% term loan due October 2020	25,599	876	23,488	24,364	—
6.07% senior secured notes due March 2030	85,303	1,846	82,186	84,032	—
LIBOR + 2.5% term loan due December 2021	128,403	2,946	122,650	125,596	—
Letters of Credit due December 2021	—	—	—	—	1,784
Total non-recourse debt	372,318	18,446	342,050	360,496	1,784
Total debt	$1,008,104	$20,136	$921,205	$941,341	$1,784
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. The Company was in compliance with all financial covenants as of December 31, 2018 and 2017.

Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, the Company entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of December 31, 2018 and 2017 was 5.9% and 5.1%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event the Company defaults on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, the Company is required to comply with various restrictive covenants. As of December 31, 2018 and 2017, the debt outstanding was $3.3 million and $4.9 million, respectively.
5% Convertible Promissory Notes due 2020 (Originally 8% Convertible Promissory Notes due December 2018) - Between December 2014 and June 2016, the Company issued $193.2 million of three-year convertible promissory notes ("8% Notes") to certain investors. The 8% Notes had a fixed interest rate of 8% compounded monthly, due at maturity or at the election of the investor with accrued interest due in December of each year.
On January 18, 2018, amendments were finalized to extend the maturity dates for all the 8% Notes to December 2019. At the same time, the portion of the notes that was held by Constellation NewEnergy, Inc. (Constellation) was extended to December 2020 and the interest rate decreased from 8% to 5% ("5% Notes").
Investors held the right to convert the unpaid principal and accrued interest of both the 8% and 5% notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon the Company’s IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the Company's IPO, conversions of 5,734,440 shares of Class B common stock were issued and the 8% Notes were retired. Constellation, the holder of the 5% convertible promissory notes, have not elected to convert as of December 31, 2018. The outstanding unpaid principal and accrued interest debt balance of the 5% Note of $34.7 million was classified as non-current as of December 31, 2018, and the outstanding unpaid principal and accrued interest debt balances of the 8% Notes of $244.7 million was classified as non-current as of December 31, 2017.
6% Convertible Promissory Notes due December 2020 - Between December 2015 and September 2016, the Company issued $260.0 million convertible promissory notes due December 2020, ("6% Notes") to certain investors. The 6% Notes bore a 5% fixed interest rate, payable monthly either in cash or in kind, at the Company’s election. We amended the terms of the 6% Notes in June 2017 to increase the interest rate from 5% to 6% and to reduce the collateral securing the notes.
As of December 31, 2018 and 2017, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million and $286.1 million, respectively. Upon the IPO, the debt is convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, the Company amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, the Company paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
On or after July 27, 2020, we may redeem, at the Company's option, all or part of the 6% Notes if the last reported sale price of our common stock has been at least $22.50 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the three trading days immediately preceding the date on which we provide written notice of redemption In certain circumstances, the 6% Notes are also redeemable at the Company's option in connection with a change of control.
Under the terms of the indenture governing the 6% Notes, the Company is required to comply with various restrictive covenants, including meeting reporting requirements, such as the preparation and delivery of audited consolidated financial statements, and restrictions on investments. In addition, the Company is required to maintain collateral which secures the 6% Notes in an amount equal to 200% of the principal amount of and accrued and unpaid interest on the outstanding notes. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict the Company with respect to investing in non-PPA subsidiaries. If the Company does not meet the minimum collateral test, the Company cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes. The 6% Notes also include a cross-acceleration provision which provides that the holders of at least 25% of the outstanding principal amount of the 6% Notes may cause such notes to become immediately due and payable if we or any of our subsidiaries default on any indebtedness in excess of $15.0 million such that the repayment of such indebtedness is accelerated.

In connection with the issuance of the 6% Notes, the Company agreed to issue to J.P. Morgan and CPPIB, upon the occurrence of certain conditions, warrants to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. On August 31, 2017, J.P. Morgan transferred its rights to CPPIB. Upon completion of the IPO, the 312,888 warrants were net exercised for 312,575 shares of Class B Common stock.
10% Notes due July 2024 - In June 2017, the Company issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature between 2019 and 2024 and bear a 10.0% fixed rate of interest, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to the Company as servicing, operations and maintenance fees and administrative fees from the five active power purchase agreements in the Company’s Bloom Electrons program. Under the terms of the indenture governing the notes, the Company is required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. In addition, the Company is required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict the Company with respect to investing in non-PPA subsidiaries. If the Company does not meet the minimum collateral test, the Company cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes.
Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires the Company to maintain a debt service reserve, the balance of which was $11.2 million and $11.3 million as of December 31, 2018 and 2017, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The notes are secured by all the assets of PPA II.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires the Company to maintain a debt service reserve for all funded systems, the balance of which was $3.7 million and $3.7 million as of December 31, 2018 and 2017, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires the Company to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million December 31, 2018 and 2017, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes due March 2025 - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires the Company to maintain a debt service reserve, the balance of which was $7.5 million as of December 31, 2018 and $7.0 million as of December 31, 2017, and which was included as part of long-term restricted cash in the consolidated balance sheets.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders are a group of five financial institutions and the terms included commitments to a letter of credit (LC) facility (see below). The loan was initially advanced as a construction loan during the development of the PPA V Project and converted into a term loan on February 28, 2017 (the “Term Conversion Date”). As part of the term loan’s conversion, the LC facility commitments were adjusted.
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
Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a letter of credit (LC) facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of December 31, 2018 and 2017 was $5 million and $4.4 million, respectively. The unused capacity as of December 31, 2018 and 2017 was and $1.2 million and $1.8 million, respectively.
Related Party Debt
Portions of the above described recourse and non-recourse debt is held by various related parties. See Note 15 - Related Party Transactions for a full description.
Repayment Schedule and Interest Expense
The following table presents detail of the Company’s entire outstanding loan principal repayment schedule as of December 31, 2018 (in thousands):

2019	$29,878
2020	391,060
2021	153,639
2022	40,059
2023	44,209
Thereafter	127,650
$786,495
Interest expense of $85.8 million, $108.6 million and $81.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, was recorded in interest expense on the consolidated statements of operations.

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
The fair values of the derivatives designated as cash flow hedges as of December 31, 2018 and 2017 on the Company's consolidated balance sheets were as follows (in thousands):

	December 31,
	2018	2017

Assets
Prepaid expenses and other current assets	$42	$—
Other long-term assets	40	52
	$82	$52

Liabilities
Accrued other current liabilities	$4	$844
Derivative liabilities	3,626	5,061
	$3,630	$5,905
PPA Company IIIb - In September 2013, PPA Company IIIb entered into an interest rate swap arrangement to convert a variable interest rate debt to a fixed rate. The Company designated and documented its interest rate swap arrangement as a cash flow hedge. The swap’s term ends on October 1, 2020, which is concurrent with the final maturity of the debt floating interest rates reset on a quarterly basis. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swap were $24.7 million and $25.6 million as of December 31, 2018 and 2017, respectively. The Company measures the swap at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk.
The Company recorded a loss of $68,000, a loss of $64,000 and a loss of $57,000 during the years ended December 31, 2018, 2017 and 2016, respectively, attributable to the change in swap’s fair value. These gains and losses were included in other expense, net in the consolidated statement of operations.
PPA Company V - In July 2015, PPA Company V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate. The loss on the swaps prior to designation was recorded in current-period earnings. In July 2015, the Company designated and documented its interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. The Company evaluates and calculates the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swaps were $186.6 million and $188.5 million as of December 31, 2018 and 2017, respectively.
The Company measures the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. The Company recorded a gain of $138,000, a gain of $126,000 and a gain of $72,000 attributable to the change in valuation during the years ended December 31, 2018, 2017 and 2016, respectively. These gains were included in other income (expense), net in the consolidated statement of operations.

The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive income (loss) and in earnings for the years ended December 31, 2018 and 2017 were as follows (in thousands):

Balances at December 31, 2016	$6,937
Loss recognized in other comprehensive loss	669
Amounts reclassified from other comprehensive loss to earnings	(1,563)
Net gain recognized in other comprehensive income (loss)	(894)
Gain recognized in earnings	(191)
Balances at December 31, 2017	5,852
Gain recognized in other comprehensive income (loss)	(1,729)
Amounts reclassified from other comprehensive income (loss) to earnings	(369)
Net gain recognized in other comprehensive income (loss)	(2,098)
Gain recognized in earnings	(206)
Balances at December 31, 2018	$3,548
Natural Gas Derivatives
On September 1, 2011, the Company entered into a fixed price fixed quantity fuel forward contract with a gas supplier. This fuel forward contract is used as part of the Company’s program to manage the risk for controlling the overall cost of natural gas. The Company's PPA Company I is the only PPA Company for which natural gas was provided by the Company. The fuel forward contract meets the definition of a derivative under U.S. GAAP. The Company has not elected to designate this contract as a hedge and, accordingly, any changes in its fair value is recorded within cost of revenue in the statements of operations. The fair value of the contract is determined using a combination of factors including the counterparty’s credit rate and estimates of future natural gas prices.
For the years ended December 31, 2018, 2017 and 2016, the Company marked-to-market the fair value of its fixed price natural gas forward contract and recorded a gain of $2.2 million, a loss of $1.0 million and a loss of $1.6 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded gains of $3.4 million, $4.2 million and $4.7 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue on the consolidated statement of operations.
6% Convertible Promissory Notes
On December 15, 2015, January 29, 2016, and September 10, 2016, the Company issued $160.0 million, $25.0 million, and $75.0 million, respectively, of 6% Convertible Promissory Notes (6% Notes) that mature in December 2020. The 6% Notes are contractually convertible at the option of the holders at a conversion price per share equal to the lower of $20.61 or 75% of the offering price of the Company’s common stock sold in an initial public offering. Upon the IPO, the options are convertible at the option of the holders at the conversion price of $11.25 per share.
The valuation of this embedded put feature was recorded as a derivative liability in the consolidated balance sheet, measured each reporting period. Fair value was determined using the binomial lattice method. The Company recorded a loss of $30.9 million, a gain of $2.6 million and a gain of $2.6 million attributable to the change in valuation for the years ended December 31, 2018, 2017 and 2016, respectively. These gains and losses were included within loss on revaluation of warrant liabilities and embedded derivatives in the consolidated statement of operations. Upon the IPO, the final valuation of the conversion feature was calculated as of the date of the IPO and was reclassified from a derivative liability to additional paid-in capital. The fair value of the embedded derivatives within the notes was $177.2 million at conversion.

8. Convertible Notes, Convertible Preferred Stock and Common and Preferred Stock Warrants
8% Convertible Promissory Notes ("8% Notes")
In July 2018, upon the Company’s IPO, the $221.6 million including principal and accrued interest of outstanding 8% Notes automatically converted into shares of Class B common stock. See Note 6 - Outstanding Loans and Security Agreements for details. The original 8% Notes converted to shares of Series G convertible preferred stock at a conversion price of $38.64 per share and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the IPO, 5,734,440 shares of Class B common stock were issued as a result of the note conversions. The Company recorded the debt retirement with a charge of $221.6 million to additional paid-in capital.
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
The shares of the Company's convertible preferred stock converted into an equal number of shares of Class B common stock upon the completion of the IPO and the Company issued 71,740,162 shares of Class B common stock. As of December 31, 2018, no shares of convertible preferred stock were outstanding.
Preferred Stock Warrants
The following table summarizes preferred stock warrants outstanding (in thousands, except warrants outstanding):

	December 31,
	2018		2017
	Warrants Outstanding	Fair Value	Warrants Outstanding	Fair Value

Series F	—	$—	581,182	$8,378
Series G	—	—	279,606	1,447
	—	$—	860,788	$9,825
The Company recorded a gain of $8.9 million, $3.1 million, and $0.8 million during the years ended December 31, 2018, 2017 and 2016, respectively, attributable to the changes in the warrants' fair value which was included in other income (expense), net in the consolidated statement of operations.
The warrants for the Company's convertible preferred stock were exercisable into an equal number of shares of Class B common stock upon the completion of the IPO in July 2018. The 860,788 preferred stock warrants were converted to common stock warrants of Class B shares and the warrant liability of $0.9 million was eliminated from the consolidated balance sheet with a charge to additional paid-in capital as a result of the conversion.

Common Stock Warrants
Common Stock Warrants - 860,788 preferred stock warrants, described above, converted to warrants to purchase 860,788 shares of Class B common stock upon the Company's IPO. After expiration of 100,000 preferred stock warrants at IPO, a total of 760,788 warrants remain outstanding at December 31, 2018. These warrants are not subject to further remeasurement for fair value post IPO.
CPPIB Common Stock Warrants - In connection with the issuance of the 6% Convertible Promissory Notes in December 2015 and September 2016, the Company issued warrants to purchase up to a maximum of 146,666 shares and 166,222 shares of the Company’s common stock to J.P. Morgan and CPPIB, respectively. During 2017, the fair value of the common stock warrants was re-measured and $0.2 million in warrant expense was charged to the consolidated statement of operations. On August 31, 2017, J.P. Morgan assigned their warrants to CPPIB and the Company concurrently reclassified $9.4 million of accrued warrant liabilities to additional paid-in capital. The warrants were not subject to further remeasurement for fair value. Effective with the IPO, all 312,888 warrants were net exercised for 312,575 shares of Class B common stock.
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

9. Income Taxes
The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016

United States	$(259,787)	$(283,710)	$(337,449)
Foreign	1,835	3,081	1,862
Total	$(257,952)	$(280,629)	$(335,587)
 The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016

Current:
Federal	$—	$—	$—
State	191	25	42
Foreign	1,407	621	702
Total current	1,598	646	744
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(61)	(10)	(15)
Total deferred	(61)	(10)	(15)
Total provision for income taxes	$1,537	$636	$729

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016

Tax at federal statutory rate	$(54,170)	$(95,414)	$(114,100)
State taxes, net of federal effect	191	25	42
Impact on noncontrolling interest	3,725	6,347	19,264
Non-U.S. tax effect	960	(437)	54
Nondeductible expenses	6,637	5,698	4,426
Stock-based compensation	3,892	4,854	4,243
U.S. tax reform impact	—	239,117	—
U.S. tax on foreign earnings	127	—	—
Change in valuation allowance	40,175	(159,554)	86,800
Provision for income taxes	$1,537	$636	$729
For the year ended December 31, 2018, the Company recorded an expense for income taxes of $1.5 million on a pre-tax loss of $258.0 million, for an effective tax rate of (0.6)%. For the year ended December 31, 2017, the Company recorded an expense for income taxes of $0.6 million on a pre-tax loss of $280.6 million, for an effective tax rate of (0.2)%. For the year ended December 31, 2016, the Company recorded an expense for income taxes of $0.7 million on a pre-tax loss of $335.6 million, for an effective tax rate of (0.2)%. The effective tax rate for 2018, 2017 and 2016 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
Significant components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2018	2017

Tax credits and NOLs	$468,612	$457,718
Depreciation and amortization	9,631	10,811
Deferred revenue	17,415	27,195
Accruals and reserves	14,103	17,163
Stock-based compensation	62,793	18,956
Derivative liability	—	33,200
Other items	24,834	16,218
Gross deferred tax assets	597,388	581,261
Valuation allowance	(566,442)	(542,409)
Net deferred tax assets	30,946	38,852
Investment in PPA entities	(21,587)	(25,252)
Debt issuance cost	(8,586)	(12,827)
Gross deferred tax liabilities	(30,173)	(38,079)
Net deferred tax asset	$773	$773
Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (or loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not more-likely-than-not to be realized. Management believes that, based on available evidence, both positive and negative, it is not more likely than not that the net U.S. deferred tax assets will be utilized. As a result, a full valuation allowance has been recorded.
The valuation allowance for deferred tax assets was $566.4 million and $542.4 million as of December 31, 2018 and 2017, respectively. The net change in the total valuation allowance for the years ended December 31, 2018 and December 31, 2017 was an increase of $24.0 million and a decrease of $141.3 million, respectively. There were no releases from the valuation allowance in either period.
At December 31, 2018, the Company had federal and state net operating loss carryforwards of $1.7 billion and $1.5 billion, respectively, which will expire, if unused, beginning in 2022 and 2028, respectively. In addition, the Company had approximately $17.7 million of federal research credit, $6.6 million of federal investment tax credit, and $12.6 million of state research credit carryforwards. The federal tax credit carryforwards begin to expire in 2022. The state credit carryforwards may be carried forward indefinitely. The Company has not reflected deferred tax assets for the federal and state research credit carryforwards as the entire amount of the carryforwards represent unrecognized tax benefits.
Internal Revenue Code Section 382 (“Section 382”) limits the use of net operating loss and tax credit carryforwards in certain situations in which changes occur in the capital stock ownership of the Company. Any annual limitation may result in the expiration of net operating losses and credits before utilization. If the Company should have an ownership change as defined by the tax law, utilization of the net operating loss and credit carryforwards could be significantly reduced. The Company completed a Section 382 analysis through December 31, 2018. Based on this analysis, Section 382 limitations will not have a material impact on the Company’s net operating loss and credit carryforwards related to any ownership changes which occurred during the period covered by the analysis.
During the year ended December 31, 2018, the amount of uncertain tax positions increased by $1.9 million. The Company has not recorded any uncertain tax liabilities associated with its tax positions.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2018	2017

Unrecognized tax benefits beginning balance	$28,331	$27,136
Gross decrease for tax positions of prior year	(468)	—
Gross increase for tax positions of prior year	353	—
Gross increase for tax positions of current year	2,095	1,195
Unrecognized tax benefits end balance	$30,311	$28,331
If fully recognized in the future, there would be no impact to the effective tax rate, and $27.7 million would result in adjustments to the valuation allowance. The Company does not have any tax positions that are expected to significantly increase or decrease within the next 12 months.
Interest and penalties, to the extent there are any, are included in income tax expense and there was no interest or penalties accrued during or for the years ended December 31, 2018 and 2017.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company currently does not have any tax examinations in progress nor has it had any tax examinations since its inception. All of the Company’s tax years will remain open for examination by federal and state authorities for three and four years from the date of utilization of any net operating losses and tax credits.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law, which significantly changes existing U.S. tax law and includes many provisions applicable to us, such as reducing the U.S. federal statutory tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income, and adopting a territorial tax system. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. During December 2017, we recorded tax charges from the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SAB 118, we recorded provisional estimates in 2017 and finalized our accounting for these provisional estimates based on guidance, interpretations and all of the available data in the quarter ended December 31, 2018. The Company finalized the provisional amounts recorded for the one-time mandatory repatriation transition tax. The previously recorded provisional amount was reduced by an adjustment of $0.6 million, however this adjustment was offset by a corresponding adjustment to the valuation allowance resulting in no net impact to the tax provision.
The Tax Act also includes a provision referred to as Global Intangible Low-Taxed Income ("GILTI") which generally imposes a tax on foreign income in excess of a deemed return on tangible assets. FASB guidance issued in January, 2018, allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the tax is incurred (the "period cost method"), or (ii) account for GILTI in the measurement of deferred taxes (the "deferred method"). The Company elects to account for the tax effects of this provision using the period cost method.
The accumulated undistributed foreign earnings of the Company as of December 31, 2017 have been subject to the deemed one-time mandatory repatriation under the Tax Act for U.S. tax purposes. If the Company were to make actual distributions of some or all of these earnings, including earnings accumulated after December 31, 2017, the Company would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. The Company has not accrued for these potential U.S. state income tax and foreign withholding taxes because the Company intends to permanently reinvest its foreign earnings in its international operations. However, any additional income tax associated with the distribution of these earnings would be immaterial.

10. Net Loss per Share Attributable to Common Stockholders
Net loss per share (basic) attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Net loss per share (diluted) is computed by using the "if-converted" method when calculating the potential dilutive effect, if any, of convertible shares whereby net loss attributable to common stockholders is adjusted by the effect of dilutive securities such as awards under equity compensation plans and inducement awards under separate restricted stock unit ("RSU") award agreements. Net loss per share (diluted) attributable to common stockholders is then calculated by dividing the resulting adjusted net loss attributable to common stockholders by the combined weighted-average number of fully diluted common shares outstanding.
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

	Years Ended December 31,
	2018	2017	2016

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(241,753)	$(262,599)	$(279,658)
Less: noncumulative dividends to preferred stockholders	—	—	—
Less: undistributed earnings to participating securities	—	—	—
Net loss attributable to common stockholders (basic)	(241,753)	(262,599)	(279,658)
Add: adjustments to undistributed earnings to participating securities	—	—	—
Net loss attributable to Class A and Class B common stockholders (diluted)	$(241,753)	$(262,599)	$(279,658)
Denominator:
Weighted average shares of common stock (basic)	53,268	10,248	10,046
Effect of potentially dilutive stock options	—	—	—
Weighted average shares of common stock (diluted)	53,268	10,248	10,046

Net loss per share attributable to Class A and Class B common stockholders:
Basic and diluted	$(4.54)	$(25.62)	$(27.84)

The following common stock equivalents (in thousands) were excluded from the computation of net loss per share attributable to common shareholders (diluted) for the periods presented as their inclusion would have been antidilutive:

	Years Ended December 31,
	2018	2017	2016

Convertible and non-convertible redeemable preferred stock and convertible notes	27,230	85,476	84,551
Stock options to purchase common stock	4,962	2,950	2,668
Convertible redeemable preferred stock warrants	—	60	59
Convertible redeemable common stock warrants	—	312	313
	32,192	88,798	87,591

11. Stock-Based Compensation and Employee Benefit Plan
2002 Stock Plan
The Company's 2002 Stock Plan (the "2002 Plan") was approved in April 2002 and amended in June 2011. In August 2012 and in connection with the adoption of the 2012 Plan, shares authorized for issuance under the 2002 Plan were cancelled, except for those shares reserved for issuance upon exercise of outstanding stock options. Any outstanding stock options granted under the 2002 Plan remain outstanding, subject to the terms of the 2002 Plan, until such shares are issued under those awards (by exercise of stock options) or until the awards terminate or expire by terms.
Grants under the 2002 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from grant date. Original grants under the 2002 Plan were for "common stock". Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock.
As of December 31, 2018, options to purchase 2,371,247 shares of Class B common stock were outstanding under the 2002 Plan and no additional awards had been or were available for grant for the year. As of December 31, 2018, the weighted average exercise price of outstanding options was $20.19 per share.
2012 Equity Incentive Plan
The Company's 2012 Equity Incentive Plan (the "2012 Plan") was approved in August 2012. The 2012 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights and restricted stock awards ("RSUs"), all of which may be granted to employees, including officers, and to non-employee directors and consultants except the Company may grant incentive stock options only to employees. Under the 2012 Plan, incentive and nonqualified stock options may be granted at a price not less than fair value and 85% of the fair value of common stock, respectively, and at 110% of fair value to holders of 10% or more of voting stock.
Grants under the 2012 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from grant date. Original grants under the 2012 Plan were for "common stock". Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock. As of December 31, 2018, options to purchase 10,952,351 shares of Class B common stock were outstanding under the 2012 Plan and no shares were available for future grant. As of December 31, 2018, the weighted average exercise price of outstanding options under the 2012 Plan was $27.13 per share. As of December 31, 2018, the Company had outstanding RSUs that may be settled for 15,202,179 shares of Class B common stock under the plan.
2018 Equity Incentive Plan
The 2018 Equity Incentive Plan (the "2018 Plan") was approved in April, 2018. The 2018 Plan became effective upon the IPO and will serve as the successor to the 2012 Plan. The Company has reserved 20,278,268 shares of Class A common stock under the 2018 Plan and no more than 26,666,667 shares of Class A common stock will be issued pursuant to the exercise of incentive stock options.
The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses. The 2018 Plan provides for the grant of awards to employees, directors, consultants, independent contractors and advisors provided the consultants, independent contractors, directors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of stock options is at least equal to the fair market value of Class A common stock on the date of grant. Grants under the 2018 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from grant date.
As of December 31, 2018, options to purchase 1,234,822 shares of Class A common stock were outstanding under the 2018 Plan and 17,457,847 shares were available for future grant. As of December 31, 2018, the weighted average exercise price of outstanding options under the 2018 Plan was $26.33 per share. As of December 31, 2018, the Company had outstanding RSUs that may be settled for 1,582,621 shares of Class A common stock which were granted pursuant to the plan.
Stock-Based Compensation Expense
The Company used the following weighted-average assumptions in applying the Black-Scholes valuation model:

Years Ended December 31,
	2018	2017	2016

Risk-free interest rate	2.49% - 3.06%	1.95% -2.08%	1.23% -1.69%
Expected term (years)	6.18—6.69	6.08—6.62	6.00—6.54
Expected dividend yield	—	—	—
Expected volatility	52.4% -56.1%	55.6% - 61.0%	59.3% - 60.9%
The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2018	2017	2016

Cost of revenue	$41,481	$7,734	$6,005
Research and development	39,030	5,560	4,686
Sales and marketing	32,284	4,684	5,600
General and administrative	67,489	12,501	11,866
	$180,284	$30,479	$28,157

Activity
The following table summarizes the stock option activity under our stock plans during the reporting period (in thousands), except per share amounts:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2016	10,504,750	$23.85	6.11	$74,717
Granted	2,146,113	30.96
Exercised	(123,153)	3.51
Cancelled	(923,307)	10.78
Balances at December 31, 2017	11,604,403	26.42	6.01	52,682
Granted	4,202,284	19.79
Exercised	(398,704)	3.98
Cancelled	(849,563)	12.51
Balances at December 31, 2018	14,558,420	25.93	6.78	3,084
Vested and expected to vest at December 31, 2018	14,133,451	26.09	6.69	3,084
Exercisable at December 31, 2018	8,282,247	27.72	5.09	3,084
Stock-based Compensation - During the years ended December 31, 2018, 2017 and 2016, the Company recognized $180.3 million, $30.5 million and $28.2 million of total stock-based compensation expense, respectively. No stock-based compensation costs were capitalized in the years ended December 31, 2018, 2017 and 2016.
Stock Options - During the years ended December 31, 2018, 2017 and 2016, the Company recognized $33.3 million, $29.2 million and $27.8 million of stock-based compensation expense for stock options, respectively.
During the years ended December 31, 2018, 2017 and 2016, the intrinsic value of stock options exercised was $9.2 million, $3.4 million and $2.6 million, respectively.
The Company granted 2,823,266 options for Class A common stock during the year ended December 31, 2018. The Company granted 15,252,524 options for Class B common stock during the years ended December 31, 2018. The weighted-average grant-date fair value of the awards was $14.85.
The Company granted 2,698,594 and 4,883,710 options for Class B common stock for the years ended and December 31, 2017 and 2016, respectively. The weighted-average grant-date fair value of the awards was $20.25 and $23.94, for the years ended and December 31, 2017 and 2016, respectively.
As of December 31, 2018 and 2017, the Company had unrecognized compensation expense related to unvested stock options of $70.4 million and $62.4 million, respectively. This expense is expected to be recognized over the remaining weighted-average period of 2.8 years and 2.4 years, respectively. The Company had no excess tax benefits in the years ended December 31, 2018 and 2017. Cash received from stock options exercised totaled $1.6 million, $0.4 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Restricted Stock Units (RSUs) - RSU award shares under the 2012 and 2018 Plans began vesting on January 21, 2019, the end of the lock-up period following the IPO, and the remaining shares will vest over a period of three years from such date. The estimated fair value of RSU awards is based on the fair value of the Company’s common stock on the date of grant.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized $142.4 million, $1.3 million and $0.3 million of stock-based compensation expense for RSUs, respectively.
The total weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016, was $16.02, $30.96 and $30.96, respectively.

As of December 31, 2018, the Company had $163.8 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 0.8 years. As of December 31, 2017, the Company had $97.2 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense was expected to be recognized over a weighted average period of 2.1 years.
A summary of the Company’s RSU activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2016	2,666,446	$30.95
Granted	552,481	30.96
Vested	(33,896)	30.96
Forfeited	(44,453)	30.95
Unvested Balance at December 31, 2017	3,140,578	30.95
Granted	13,873,506	16.02
Vested	(17,793)	19.67
Forfeited	(211,491)	21.22
Unvested Balance at December 31, 2018	16,784,800	18.74
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of December 31, 2018:

Plan Shares Available for Grant

Balances at December 31, 2016	2,768,450
Added to plan	647,159
Granted	(2,698,594)
Exercised	—
Cancelled	967,760
Expired	(647,159)
Balances at December 31, 2017	1,037,616
Added to plan	40,924,861
Granted	(18,075,790)
Exercised	—
Cancelled	1,061,054
Expired	(7,489,894)
Balances at December 31, 2018	17,457,847
2018 Employee Stock Purchase Plan
In April 2018, the Company adopted the 2018 Employee Stock Purchase Plan ("ESPP"). The ESPP became effective upon the Company's IPO in July 2018. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. A total of 3,333,333 shares of Class A common stock were initially reserved for issuance under the plan. The number of shares reserved for issuance under our ESPP will increase automatically on the 1st day of January of each of the first nine years following the first offering date by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31 (rounded to the nearest whole share). The aggregate number of our shares that may be issued over the term of our ESPP is 33,333,333 Class A common stock.
The ESPP allows eligible employees to purchase shares, subject to purchase limits of 2,500 shares during each six-month period or $25,000 worth of stock for each calendar year, of the Company’s Class A common stock through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable purchase period and (ii) the last trading day of each purchase period in the offering period. The ESPP provides for four 6-month purchase periods beginning in February 15 and August 15 of each year within each twenty-four month offering period. The initial offering period began in July 2018 and ends on August 14, 2020. Subsequent offering periods begin each February 15 and August 15.
For the first offering period, which began on July 14, 2018, the fair market value of the common stock used for the first offering period was $15.00 per share, the IPO price of the Company’s Class A common stock. As of December 31, 2018, the Company recognized $4.6 million of compensation expense related to the ESPP plan.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2018 ESPP with the following weighted average assumptions on the date of grant:

Year Ended December 31,
2018

Risk-free interest rate	2.20% - 2.67%
Expected term (years)	0.56—2.05
Expected dividend yield	—
Expected volatility	47.0% - 52.7%
Employee Benefit Plan
The Company maintains a tax-qualified 401(k) retirement plan for all employees who satisfy certain eligibility requirements including requirements relating to age. Under the 401(k) plan, employees may elect to defer up to 60% of eligible compensation, subject to applicable annual Code limits. The Company does not match any contributions made by employees, including executives, but has the discretion to do so. Therefore, the costs of the plan were immaterial for the years ended December 31, 2018 and 2017. The Company intends for the 401(k) plan to qualify under Section 401(a) and 501(a) of the Internal Revenue Code so that contributions and income earned on contributions are not taxable to employees until withdrawn from the plan.
Common Stock Warrants
In connection with the 6% Convertible Promissory Notes, the Company agreed to issue common stock warrants to related parties J.P. Morgan and CPPIB for the right to purchase the Company’s common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. On August 31, 2017, J.P. Morgan assigned their warrants to CPPIB giving all 312,888 warrant shares to CPPIB and the warrants were net exercised for 312,575 net shares of Class B Common stock upon the completion of the IPO in July 2018.

12. Power Purchase Agreement Programs
Overview
In mid-2010, the Company began offering its Energy Servers through its Bloom Electrons program, which the Company denotes as Power Purchase Agreement Programs, financed via investment entities. Under these arrangements, an operating entity is created (the "Operating Company") which purchases the Energy Server from the Company. The end customer then enters into a power purchase agreement ("PPA") with the Operating Company to purchase the power generated by the Energy Server(s) at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. In some cases similar to direct purchases and leases, the standard one-year warranty and performance guaranties are included in the price of the product. The Operating Company also enters into a master services agreement ("MSA") with the Company following the first year of service to extend the warranty services and guaranties over the term of the PPA. In other cases, the MSA including warranties and guaranties are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the energy server(s) and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized up front in the same manner as direct purchase and lease transactions. Substantially all of the Company’s subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. The Company recognizes the cost of revenue, primarily product costs and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.

The Company and its third-party equity investors (together "Equity Investors") contribute funds into a limited liability investment entity (Investment Company) that owns and is parent to the Operating Company (together, the "PPA Entities"). The PPA Entities constitute variable investment entities ("VIEs") under U.S. GAAP. The Company has considered the provisions within the contractual agreements which grant it power to manage and make decisions affecting the operations of these VIEs. The Company considers that the rights granted to the Equity Investors under the contractual agreements are more protective in nature rather than participating. Therefore, the Company has determined under the power and benefits criterion of ASC 810 - Consolidations that it is the primary beneficiary of these VIEs.
As the primary beneficiary of these VIEs, the Company consolidates in its financial statements the financial position, results of operations and cash flows of the PPA Entities, and all intercompany balances and transactions between the Company and the PPA Entities are eliminated in the consolidated financial statements.
The Company established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase of Energy Servers manufactured by the Company in its normal course of operations. Prior to the start of 2017, all six PPA Entities utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies is non-recourse to the Company. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits.
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
Upon sale or liquidation of a PPA Entity, distributions would occur in the order of priority specified in the contractual agreements.

The table below shows the details of the Investment Companies from inception to the periods indicated (dollars in thousands):

	PPA I	PPA Company II	PPA Company IIIa	PPA Company IIIb	PPA Company IV	PPA Company V
Overview:
Maximum size of installation (in megawatts)	25	30	10	6	21	40
Term of power purchase agreements (years)	10	21	15	15	15	15
First system installed	Sep-10	Jun-12	Feb-13	Aug-13	Sep-14	Jun-15
Last system installed	Mar-13	Nov-13	Jun-14	Jun-15	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	99%	99%	99%	90%	99%
Cash allocation to Equity Investor	80%	99%	99%	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	22%	5%	5%	5%	No flip	No flip
Equity Investor ¹	Credit Suisse	Credit Suisse	US Bank	US Bank	Exelon Corporation	Exelon Corporation
Put option date ²	10th anniversary of initial funding date	10th anniversary of initial funding date	1st anniversary of flip point	1st anniversary of flip point	N/A	N/A

Activity as of December 31, 2018:
Installed size (in megawatts)	5	30	10	5	19	37
Company cash contributions	$180,699	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$100,000	$139,993	$36,967	$20,152	$84,782	$227,344
Distributions to Equity Investor	$(81,016)	$(116,942)	$(4,063)	$(1,807)	$(4,568)	$(66,745)
Debt financing	$—	$144,813	$44,968	$28,676	$99,000	$131,237
Debt repayment—principal	$—	$(65,114)	$(4,431)	$(3,953)	$(15,543)	$(5,780)
Activity as of December 31, 2017:
Installed size (in megawatts)	5	30	10	5	19	37
Company cash contributions	$180,699	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$100,000	$139,993	$36,967	$20,152	$84,782	$227,344
Distributions to Equity Investor	$(81,016)	$(111,296)	$(3,324)	$(1,404)	$(2,565)	$(60,286)
Debt financing	$—	$144,813	$44,968	$28,676	$99,000	$131,237
Debt repayment—principal	$—	$(53,726)	$(3,041)	$(3,077)	$(13,697)	$(2,834)
Activity as of December 31, 2016:
Installed size (in megawatts)	5	30	10	5	19	37
Company cash contributions	$180,699	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$100,000	$139,993	$36,967	$20,152	$84,782	$213,692
Distributions to Equity Investor	$(81,016)	$(107,336)	$(2,584)	$(1,002)	$(180)	$(50,827)
Debt financing	$—	$144,813	$44,968	$28,676	$99,000	$131,237
Debt repayment—principal	$—	$(39,759)	$(2,129)	$(2,356)	$(12,426)	$—

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

Some of the Company's PPA Entities contain structured provisions whereby the allocation of income and equity to the Equity Investors changes at some point in time after the formation of the PPA Entity. The change in allocations to Equity

Investors (or the "flip") occurs based either on a specified future date or once the Equity Investors reaches its targeted rate of return. For PPA Entities with a specified future date for the flip, the flip occurs January 1 of the calendar year immediately following the year that includes the fifth anniversary of the date the last site achieves commercial operation. The Company had full ownership of PPA Company I for the years ended December 31, 2018, and 2017.
The noncontrolling interests in PPA Company II, PPA Company IIIa and PPA Company IIIb are redeemable as a result of the put option held by the Equity Investors. The redemption value is the put amount. At December 31, 2018, and 2017, the carrying value of redeemable noncontrolling interests of $57.3 million and $58.2 million, respectively, exceeded the maximum redemption value.
PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to the Company. The aggregate carrying values of the PPA Entities’ assets and liabilities in the Company's consolidated balance sheets, after eliminations of intercompany transactions and balances, were as follows (in thousands):

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$5,295	$9,549
Restricted cash	2,917	7,969
Accounts receivable	7,516	7,680
Customer financing receivable	5,594	5,209
Prepaid expenses and other current assets	4,909	6,365
Total current assets	26,231	36,772
Property and equipment, net	399,060	430,464
Customer financing receivable, non-current	67,082	72,677
Restricted cash	27,854	26,748
Other long-term assets	2,692	3,767
Total assets	$522,919	$570,428
Liabilities
Current liabilities:
Accounts payable	$724	$520
Accrued other current liabilities	1,442	2,378
Deferred revenue and customer deposits	786	786
Current portion of debt	21,162	18,446
Total current liabilities	24,114	22,130
Derivative liabilities	3,626	5,060
Deferred revenue	8,696	9,482
Long-term portion of debt	323,360	342,050
Other long-term liabilities	1,798	1,226
Total liabilities	$361,594	$379,948
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

The Company believes that by presenting assets and liabilities separate from the PPA Entities, it provides a better view of the true operations of the Company's core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy's stand-alone, the PPA Entities combined and the Company's consolidated balances as of December 31, 2018, and December 31, 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Bloom	PPA Entities	Consolidated	Bloom	PPA Entities	Consolidated

Assets
Current assets	$646,350	$26,231	$672,581	$383,209	$36,772	$419,981
Long-term assets	220,399	496,688	717,087	267,350	533,656	801,006
Total assets	$866,749	$522,919	$1,389,668	$650,559	$570,428	$1,220,987
Liabilities
Current liabilities	$246,866	$2,952	$249,818	$247,464	$3,684	$251,148
Current portion of debt	8,686	21,162	29,848	1,690	18,446	20,136
Long-term liabilities	293,739	14,120	307,859	513,367	15,768	529,135
Long-term portion of debt	388,073	323,360	711,433	579,155	342,050	921,205
Total liabilities	$937,364	$361,594	$1,298,958	$1,341,676	$379,948	$1,721,624

13. Commitments and Contingencies
Commitments
Facilities Leases
The Company leases its facilities, office buildings and equipment under operating leases that expire at various dates through December 2028. Our lease for our former corporate offices in Sunnyvale, California expired in December 2018. We entered into a lease for our new corporate headquarters located in San Jose, California, for 181,000 square feet of office space commencing January 2019 and expiring in December 2028. Our headquarters is used for administration, research and development and sales and marketing.
Additionally, we lease various manufacturing facilities in Sunnyvale, California. Our current lease for our Sunnyvale manufacturing facilities, entered into in April 2005, expires in 2020. Our current lease for our manufacturing facilities at Moffett Field, entered into in December 2011, expires in December 2019. These plants together comprise approximately 487,228 square feet of space. We lease additional office space as field offices in the United States and around the world including in India, the Republic of Korea, China and Taiwan.
During the years ended December 31, 2018, 2017 and 2016, rent expense for all occupied facilities was $6.3 million, $5.2 million and $5.1 million, respectively.
At December 31, 2018, future minimum lease payments under operating leases were as follows (in thousands):

2019	$23,490
2020	24,945
2021	22,464
2022	22,107
2023	21,910
Thereafter	72,245
$187,161
Equipment Leases - Beginning in December 2015, the Company is a party to master lease agreements that provide for the sale of Energy Servers to third parties and the simultaneous leaseback of the systems which the Company then subleases to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the years ended December 31, 2018, 2017 and 2016.

Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, the Company has agreements with its component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. The Company is contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. The Company can generally give notice of order cancellation at least 90 days prior to the delivery date. However, the Company issues purchase orders to its component suppliers and third-party manufacturers that may not be cancelable. As of December 31, 2018 and 2017, the Company had no material open purchase orders with its component suppliers and third-party manufacturers that are not cancelable.
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
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the consolidated statements of operations. The Company paid $0.9 million, $3.7 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders have commitments to a letter of credit (LC) facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the Debt Service Reserve Account. The amount reserved under the letter of credit as of December 31, 2018 and 2017 was $5 million and $4.4 million, respectively.
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
Warranty Costs - The Company generally warrants its products sold to its direct customers for one year following the date of acceptance of the products under a standard one-year warranty. As part of its MSAs, the Company provides output and efficiency guaranties (collectively “performance guaranties”) to its customers when systems operate below contractually specified levels of efficiency and output. Such amounts have not been material to date.
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions, and against manufacturing or performance defects. The Company accrues this warranty expense using its best estimate of the amount necessary to settle future and existing warranty claims as of the balance sheet date.
The Company’s obligations under its standard one-year warranty and MSA agreements are generally in the form of product replacement, repair or reimbursement for higher customer electricity costs. Further, if the Energy Servers run at a lower efficiency or power output than the Company committed under its performance guaranty, the Company will reimburse the customer for the underperformance. The Company’s aggregate reimbursement obligation for this performance guaranty for each order is capped at a portion of the purchase price. Prior to fiscal year 2014, certain MSAs with direct customers were accounted for as separately-priced warranty contracts under ASC 605-20-25 Separately Priced Extended Warranty and Product Maintenance Contracts (formerly FTB 90-1), in which the Company recorded an accrual for any expected costs that exceed the contracted revenues for that one-year service renewal arrangement, and is included as a component of the accrued warranty liability. Customers may renew the MSAs leading to future expense that is not recognized under GAAP until the renewal occurs. Over time, as the Company’s service offering evolved and the Company began managing the Energy Servers taking into consideration individual customer arrangements as well as the Company’s Energy Server fleet management objectives, the Company’s service offering evolved to the point that our services changed, becoming a more strategic offering for both the Company and its customers. Additionally, virtually all of the Company’s sales arrangements included bundled sales of maintenance service agreements along with the Energy Servers. The result is that the Company allocates a certain portion of the contractual revenue related to the Energy Servers to the MSAs based on the Company’s BESP compared to the stated amount in the service contracts.

Delaware Economic Development Authority - In March 2012, the Company entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that the Company must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time the Company must continue to employ 900 full time workers and the cumulative total compensation paid by the Company is required to be at least $324.0 million by September 30, 2023. As of December 31, 2018, the Company had 335 full time workers in Delaware and paid $86.0 million in cumulative compensation. As of December 31, 2017, the Company had 305 full time workers in Delaware and paid $69.3 in cumulative compensation. The Company has so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that the Company does not meet the milestones, it may have to repay the Delaware Economic Development Authority, including up to $5.0 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of December 31, 2018, the Company paid $1.5 million for recapture provisions and has recorded $10.5 million in other long-term liabilities for potential recapture.
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
Investment Tax Credits (ITCs) - The Company’s Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the incentives. The Company's purchase of Energy Servers were by the PPA Entities and, therefore, the PPA Entities bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future.
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
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a Statement of Claim with the American Arbitration Association in Santa Clara, CA, against the Company, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (“Confidential Agreement”). This Statement of Claim sought, among other things, to void the indemnification and confidentiality provisions under the Confidential Agreement and to recover attorneys’ fees and costs. The Statement of Claim was dismissed without prejudice on July 22, 2018. On September 19, 2018, an Amended Statement of Claim was filed by Messrs. Daubenspeck and Badger with the American Arbitration Association in Santa Clara, CA, against the parties. The Amended Statement of Claim alleges a breach of the Confidentiality Agreement and fraud in the inducement, securities fraud, racketeering and other claims. No date has yet been set for the Company's response. The Company believes the Amended Statement of Claim to be without merit and as a result, the Company has recorded no loss contingency related to this claim.

14. Segment Information and Concentration of Risk
Segments and the Chief Operating Decision Maker
The Company’s chief operating decision makers ("CODMs"), the Chief Executive Officer and the Chief Financial Officer, review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The CODMs allocate resources and make operational decisions based on direct involvement with the Company’s operations and product development efforts. The Company is managed under a functionally-based organizational structure with the head of each function reporting to the Chief Executive Officer. The CODMs assess performance, including incentive compensation, based upon consolidated operations performance and financial results on a consolidated basis. As such, the Company has a single reporting segment and operating unit structure.
Concentration of Geographic Risk
The majority of the Company’s revenue and long-lived assets are attributable to operations in the United States for all periods presented. In the year ended December 31, 2018, total revenue in the Republic of Korea was 12% of the Company's total revenue.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivables, customer financing lease receivables and counterparties to derivative instruments.
Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially credit worthy and, accordingly, believes minimal credit risk exists with respect to the funds placed. Generally, such deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk. Short-term investments consist of U.S. Treasury Bills.
The Company conducts periodic evaluations of the creditworthiness of its customers and the collectability of its accounts receivable and financing leases receivable and provides for potential credit losses as necessary in the consolidated financial statements. To date, the Company has neither provided an allowance for uncollectible accounts nor experienced any credit loss.
Management evaluates the credit risk of the counterparties of its derivative instruments prior to contract execution. Management believes that such counterparties are financially credit worthy and, accordingly, believes minimal credit risk exists with respect to its derivative contracts.
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
In the years ended December 31, 2018, total revenue from The Southern Company and AT&T represented 43% and 11%, respectively, of the Company's total revenue. The Southern Company wholly owns a Third-Party PPA which purchases Bloom Energy Servers, however, such purchases and resulting revenue is made on behalf of various customers of this Third-Party PPA.
In the years ended December 31, 2017, total revenue from The Southern Company and Delmarva represented 43% and 10% of total revenue, respectively. In the years ended December 31, 2016, total revenue from Delmarva and Intel Corporation represented 18% and 12%, respectively, of the Company's total revenue.

Concentrations of Supply Risk
The Company’s products are manufactured using a rare earth mineral. The suppliers for this raw material are primarily located in Asia. A significant disruption in the operations of one or more of these suppliers could impact the production of the Company’s products which could have a material adverse effect on its business, financial condition and results of operations. In addition, a small portion of the Company’s components are single sourced and any disruption from these vendors could impact the Company’s production and could have a material adverse effect on it business and results of operation.
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

15. Related Party Transactions
The Company’s operations included the following related party transactions (in thousands):

	Years Ended December 31,
	2018	2017	2016

Total revenue from related parties	$32,381	$2,176	$2,126
Interest expense to related parties	8,893	12,265	7,631
Consulting expenses paid to related parties (included in general and administrative expense)	125	206	206
As of December 31, 2018 and 2017, the Company had $64.1 million and $107.0 million, respectively, in debt and convertible notes from investors considered to be related parties.
Bloom Energy Japan Limited
In May 2013, the Company entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, the Company sells Energy Servers and provides maintenance services to the joint venture. Accounts receivable from this joint venture was $3.3 million as of December 31, 2018 and immaterial as of December 31, 2017.
8% Convertible Promissory Notes
In December 2014, the Company entered into a three year $132.2 million convertible promissory note agreements with certain investors, including $10.0 million each from related parties Alberta Investment Management Corporation, KPCB Holdings, Inc. and New Enterprise Associates. The loans, which bear a fixed interest rate of 8.0% compounded monthly, were due at maturity or at the election of the investor with accrued interest due in December of each year which, at the election of the investor, can be paid or accrued. Investors have the right to convert the unpaid principal and accrued interest to Series G convertible preferred stock at any time at the price of $38.64. Under original terms, if an initial public offering occurs prior to the payment in full, the outstanding principal and accrued interest will mandatorily convert into Series G convertible preferred stock.
As of December 31, 2017 the Company had $38.3 million in 8% Convertible Promissory Notes from investors considered to be related parties. Upon completion of the initial public offering in July 2018, the Company converted $40.1 million principal and interest outstanding into 1,038,050 shares of Series G convertible preferred stock which concurrently converted into an equal number of shares of Series B common stock.

6% Convertible Promissory Notes (Originally 5% Convertible Promissory Notes)
In December 2015, January 2016 and September 2016 the Company entered into promissory note agreements with related parties New Enterprise Associates, KPCB Holdings, Inc. and other non-related parties. The total value of the promissory notes is $260.0 million and originally bore a 5% fixed interest rate, compounded monthly, and are entirely due at maturity. Due to a reduction of collateral as a result of the issuance of other notes, a 1% interest increase was negotiated changing the interest rate from 5% to 6% effective July 1, 2017.
As of December 31, 2018 and 2017, the amount outstanding to the related parties was $27.7 million and $26.8 million, respectively, including accrued interest. At the election of the investors, the accrued interest and the unpaid principal can be converted into common stock at any time. In certain circumstances, the notes are also redeemable at the Company’s option, in whole or in part, in connection with a change of control or at a qualified IPO at a redemption price. In January 2018, the Company amended the terms of the 6% Notes to extend the convertible put option dates to December 2019, which investors could elect only if the IPO did not occur prior to December 2019. The Company issued these convertible notes with conversion features. These conversion features were evaluated under ASC topic 815-40, were determined to be embedded derivatives and were bifurcated from the debt and were classified prior to the IPO as liabilities on the consolidated balance sheets. The Company recorded these derivative liabilities at fair value and adjusted the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain (loss) on revaluation of warrant liabilities and embedded derivatives in the consolidated statements of operations. Upon the IPO, the final valuation of the conversion feature was calculated as of the date of the IPO and was reclassified from a derivative liability to additional paid-in capital.
Term Loan due September 2028
In 2013 and 2014, the Company obtained a $45.0 million term loan from related party Alberta Investment Management Corporation (Alberta) to fund the purchase and installation of Energy Servers related to PPA IIIa due September 2028. The Company repaid $1.4 million and $0.9 million of outstanding debt to Alberta in the years ended December 31, 2018 and 2017, respectively. Furthermore, the Company paid $3.1 million, $3.2 million and $3.3 million of interest to Alberta in the years ended December 31, 2018, 2017 and 2016, respectively. The unpaid principal balance of the loan as of December 31, 2018 and 2017 was $40.5 million and $41.9 million, respectively.
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
Participation in IPO
In our IPO, certain of our directors, executive officers and 5% stockholders and their affiliates purchased an aggregate of shares of our common stock. Each of those purchases was made through the underwriters or through the directed share program at the IPO price of $15.00 per share. The following table sets forth the aggregate number of shares of our common stock that these directors, executive officers and 5% stockholders and their affiliates purchased in our IPO (dollars in thousands):

Purchaser	Shares of Class A Common Stock	Total Purchase Price
John T. Chambers	333,333	$5,000
L. John Doerr	1,333,333	20,000
Colin Powell	333,333	5,000
Entities affiliated with New Enterprise Associates	1,333,333	20,000
Total		$50,000

16. Subsequent Events
On March 20, 2019, a class action was filed in the Superior Court of the State of California, Santa Clara County, by the Lincolnshire Police Pension Fund, individually and on behalf of all others similarly situated (“Plaintiff”), against the Company, certain of its directors and officers, and the underwriters of the Company’s IPO in July 2018. The Plaintiff alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, in connection with the purchase of the Company’s common stock pursuant or traceable to the Form S-1 Registration Statement and Prospectus issued in connection with the Company’s IPO.
There have been no other subsequent events that occurred during the period subsequent to the date of these financial statements that would require adjustment to or disclosure in the financial statements as presented.

Unaudited Quarterly Supplemental Financial Information
The consolidated statements of operations, presented on a quarterly basis for the years ended December 31, 2018 and 2017, are unaudited. These statements have been prepared in accordance with U.S. GAAP for interim financial information and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented.

The following presents the Company's consolidated statements of operations by quarter (in thousands) (unaudited):

	2018				2017
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Revenue
Product	$156,671	$125,690	$108,654	$121,307	$66,913	$45,255	$39,935	$27,665
Installation	21,363	29,690	26,245	14,118	21,601	14,978	14,354	12,293
Service	21,752	20,751	19,975	19,907	19,927	19,511	18,875	18,591
Electricity	13,820	14,059	14,007	14,029	14,810	14,021	13,619	13,648
Total revenue	213,606	190,190	168,881	169,361	123,251	93,765	86,783	72,197
Cost of revenue
Product	128,076	95,357	70,802	80,355	70,450	53,923	47,545	38,855
Installation	31,819	40,118	37,099	10,438	16,933	14,696	14,855	13,445
Service	28,475	22,651	19,260	24,253	14,012	30,058	21,308	18,219
Electricity	7,988	8,679	8,949	10,649	9,806	10,178	8,881	10,876
Total cost of revenue	196,358	166,805	136,110	125,695	111,201	108,855	92,589	81,395
Gross profit (loss)	17,248	23,385	32,771	43,666	12,050	(15,090)	(5,806)	(9,198)
Operating expenses
Research and development	32,970	27,021	14,413	14,731	15,181	12,374	12,368	11,223
Sales and marketing	24,983	21,476	8,254	8,262	9,346	6,561	8,663	7,845
General and administrative	47,471	40,999	15,359	14,988	14,818	13,652	14,325	12,879
Total operating expenses	105,424	89,496	38,026	37,981	39,345	32,587	35,356	31,947
Income (loss) from operations	(88,176)	(66,111)	(5,255)	5,685	(27,295)	(47,677)	(41,162)	(41,145)
Interest income	1,996	1,467	444	415	—	—	—	—
Interest expense	(16,178)	(17,191)	(12,688)	(11,390)	(27,846)	(26,946)	(16,140)	(16,847)
Interest expense to related parties	(1,628)	(1,628)	(13,923)	(12,062)	(1,961)	(1,953)	(9,414)	(7,516)
Other income (expense), net	635	762	559	(629)	175	(40)	14	119
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	(13)	1,655	(19,197)	(4,034)	(15,114)	572	(668)	215
Net loss before income taxes	(103,364)	(82,513)	(50,060)	(22,015)	(72,041)	(76,044)	(67,370)	(65,174)
Income tax provision (benefit)	1,079	(3)	128	333	(120)	314	228	214
Net loss	(104,443)	(82,510)	(50,188)	(22,348)	(71,921)	(76,358)	(67,598)	(65,388)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(4,662)	(3,931)	(4,512)	(4,632)	(4,160)	(4,527)	(4,123)	(5,856)
Net loss attributable to Class A and Class B common stockholders	$(99,781)	$(78,579)	$(45,677)	$(17,716)	$(67,761)	$(71,831)	$(63,475)	$(59,532)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.91)	$(0.97)	$(4.34)	$(1.70)	$(6.56)	$(6.97)	$(6.22)	$(5.87)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	109,416	81,321	10,536	10,403	10,333	10,305	10,209	10,143

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A - CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION
None.
Part III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this ITEM 10 of Annual Report on Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this ITEM 11 of Annual Report on Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this ITEM 12 of Annual Report on Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this ITEM 13 of Annual Report on Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this ITEM 14 of Annual Report on Form 10-K is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2018.

Part IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements
See "Index to Consolidated Financial Statements and Supplementary Data" within the Consolidated Financial Statements herein.

2. Financial Statement Schedules
All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

3. Exhibits
See the following Index to Exhibits.

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38598	3.1	9/7/2018
3.2	Restated Bylaws, as adopted April 27, 2018 and as effective July 27, 2018	10-Q	001-38598	3.2	9/7/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-225571	4.1	7/9/2018
4.2	Indenture by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of December 15, 2015	S-1	333-225571	4.4	6/12/2018

4.3	Form of 5% Convertible Senior Secured PIK Note due 2020 (included in Exhibit 4.2)	S-1	333-225571	4.4	6/12/2018
4.4	Security Agreement by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as collateral agent, dated as of December 15, 2015	S-1	333-225571	4.6	6/12/2018
4.5	Agreement and Warrant to Purchase Common Stock by and between Keith Daubenspeck and the Registrant, dated June 27, 2014	S-1	333-225571	4.7	6/12/2018
4.6	Agreement and Warrant to Purchase Common Stock by and between Dwight Badger and the Registrant, dated June 27, 2014	S-1	333-225571	4.8	6/12/2018
4.7	Plain English Warrant Agreement by and between Triplepoint Capital LLC, a Delaware limited liability company, and the Registrant, dated December 31, 2010	S-1	333-225571	4.9	6/12/2018
4.8	Amended and Restated Plain English Warrant Agreement by and between Triplepoint Capital LLC, a Delaware limited liability company, and the Registrant, dated December 15, 2011	S-1	333-225571	4.10	6/12/2018
4.9	Agreement and Warrant to Purchase Series F Preferred Stock by and between PE12GVVC (US Direct) Ltd. and the Registrant, dated July 1, 2014	S-1	333-225571	4.11	6/12/2018
4.10	Agreement and Warrant to Purchase Series F Preferred Stock by and between PE12PXVC (US Direct) Ltd. and the Registrant, dated July 1, 2014	S-1	333-225571	4.12	6/12/2018
4.11	Warrant to Purchase Preferred Stock by and between Atel Ventures, Inc., in its capacity as Trustee for its assignee affiliated funds, and the Registrant, dated December 31, 2012	S-1	333-225571	4.13	6/12/2018
4.12	Agreement and Warrant to Purchase Series G Preferred Stock by and between Keith Daubenspeck and the Registrant, dated June 27, 2014	S-1	333-225571	4.15	6/12/2018
4.13	Agreement and Warrant to Purchase Series G Preferred Stock by and between Dwight Badger and the Registrant, dated June 27, 2014	S-1	333-225571	4.16	6/12/2018
4.14	First Supplemental Indenture by and among Registrant, certain guarantor party thereto and U.S. Bank National Association, as trustee, dated as of September 20, 2016	S-1	333-225571	4.19	6/12/2018
4.15	Indenture by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of June 29, 2017	S-1	333-225571	4.20	6/12/2018
4.16	Form of 10% Senior Secured Note due 2024 (included in Exhibit 4.15)	S-1	333-225571	4.20	6/12/2018
4.17	Security Agreement by and among the Registrant, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, dated as of June 29, 2017	S-1	333-225571	4.22	6/12/2018
4.18	Second Supplemental Indenture, Omnibus Amendment to Notes and Limited Waiver by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of June 29, 2017	S-1	333-225571	4.24	6/12/2018
4.19	Third Supplemental Indenture and Omnibus Amendment to Notes by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of January 18, 2018	S-1	333-225571	4.25	6/12/2018
4.20	Form of Holder Voting Agreement, between KR Sridhar and certain parties thereto	S-1/A	333-225571	4.26	7/9/2018

4.21		Amended and Restated Subordinated Secured Convertible Promissory Note by and between the Registrant and Constellation NewEnergy, Inc., dated as of January 18, 2018	S-1	333-225571	4.28	6/12/2018
10.1	^	2002 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.2	6/12/2018
10.2	^	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.3	6/12/2018
10.3	^	2018 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.4	7/9/2018
10.4	^	2018 Employee Stock Purchase Plan and form of agreements used thereunder	S-1/A	333-225571	10.5	7/9/2018
10.5		Standard Industrial Lease dated April 5, 2005 by and between the Registrant and The Realty Associates Fund III, L.P., as amended as of April 22, 2005, January 12, 2010, April 30, 2015 and December 7, 2015	S-1	333-225571	10.7	6/12/2018
10.6		Ground Lease by and between 1743 Holdings, LLC and the Registrant dated as of March 2012	S-1	333-225571	10.8	6/12/2018
10.7	^	Offer Letter by and between the Registrant and Randy Furr, dated April 9, 2015	S-1	333-225571	10.10	6/12/2018
10.8	†	Second Amended and Restated Limited Liability Company Agreement of Diamond State Generation Holdings, LLC, dated as of March 20, 2013 (PPA II)	S-1	333-225571	10.12	6/12/2018
10.9	†	Guaranty by the Registrant, dated as of March 16, 2012 (PPA II)	S-1	333-225571	10.13	6/12/2018
10.10	†	Master Operation and Maintenance Agreement by and between Diamond State Generation Partners, LLC and the Registrant, dated as of April 13, 2012 (PPA II)	S-1	333-225571	10.14	6/12/2018
10.11		Equity Contribution Agreement by and among the Registrant, Diamond State Generation Partners, LLC, and Deutsche Bank Trust Company Americas, dated as of March 20, 2013 (PPA II)	S-1	333-225571	10.15	6/12/2018
10.12	†	Note Purchase Agreement by and between Diamond State Generation Partners, LLC and the Purchasers thereunder, dated as of March 20, 2013 (PPA II)	S-1	333-225571	10.16	6/12/2018
10.13	†	Master Energy Server Purchase Agreement between the Registrant and Diamond State Generation Partners, LLC, dated as of April 13, 2012 (PPA II)	S-1	333-225571	10.17	6/12/2018
10.14		Omnibus First Amendment to MESPA, MOMA and ASA by and among the Registrant, Diamond State Generation Partners, LLC and Diamond State Generation Holdings, LLC, dated as of March 20, 2013 (PPA II)	S-1	333-225571	10.18	6/12/2018
10.15	†	Equity Capital Contribution Agreement with respect to Diamond State Generation Holdings, LLC, by and among Clean-Technologies II, LLC, Diamond State Generation Holdings, LLC, Diamond State Generation Partners, LLC, and Mehetia Inc., dated as of March 16, 2012 (PPA II)	S-1	333-225571	10.19	6/12/2018
10.16	†	First Amendment to the Equity Capital Contribution Agreement with respect to Diamond State Generation Holdings, LLC dated as of April 13, 2012 (PPA II)	S-1	333-225571	10.20	6/12/2018
10.17	†	Administrative Services Agreement by and between Registrant, Diamond State Generation Holdings, LLC, and Diamond State Generation Partners, LLC, dated as of April 13, 2012 (PPA II)	S-1	333-225571	10.21	6/12/2018

10.18	†	Depositary Agreement among Diamond State Generation Partners, LLC, Deutsche Bank Trust Company Americas, and Deutsche Bank Trust Company Americas, dated as of March 20, 2013 (PPA II)	S-1	333-225571	10.22	6/12/2018
10.19		Amendment No.1 to Depository Agreement by and among Diamond State Generation Partners, LLC, Deutsche Bank Trust Company Americas and Deutsche Bank Trust Company Americas, dated as of March 21, 2017 (PPA II)	S-1	333-225571	10.25	6/12/2018
10.20		First Amendment to Second Amended and Restated Limited Liability Company Agreement of Diamond State Generation Holdings, LLC, dated as of September 25, 2013 (PPA II)	S-1	333-225571	10.26	6/12/2018
10.21		Consent, Authorization, Waiver and First Amendment to Note Purchase Agreement by and between Diamond State Generation Partners, LLC and the holders, dated as of June 24, 2013 (PPA II)	S-1	333-225571	10.27	6/12/2018
10.22		Second Amendment to Note Purchase Agreement by and among Diamond State Generation Partners, LLC and the Holders thereto, dated March 13, 2018 (PPA II)	S-1	333-225571	10.28	6/12/2018
10.23		Net Lease Agreement, dated as of April 4, 2018, by and between the Registrant and 237 North First Street Holdings, LLC	S-1	333-225571	10.29	6/12/2018
10.24		Consulting Agreement between the Registrant and Colin L. Powell, dated as of January 29, 2009	S-1	333-225571	10.31	6/12/2018
10.25		Grant Agreement by and between the Delaware Economic Development Authority and the Registrant, dated March 1, 2012	S-1	333-225571	99.1	6/12/2018
10.26		Form of Indemnification Agreement	10-Q	001-38598	10.1	9/7/2018
10.27	*	Form of Offer Letter
10.28	* †	Preferred Distributor Agreement by and between Registrant and SK Engineering & Construction Co., Ltd dated November 14, 2018
10.29	* †	Third Amended and Restated Purchase, Use and Maintenance Agreement between Registrant and 2016 ESA Project Company, LLC, dated as of September 26, 2018
10.30	*	Amendment No.1 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of September 28, 2018
10.31	*	Amendment No.2 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of December 19, 2018
21.1	*	List of Subsidiaries
23.1	*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP
31.1	*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

^	Executive Compensation Plans and Arrangements.
*	Filed herewith.
**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Confidential treatment requested with respect to portions of this exhibit.

ITEM 16 - FORM 10-K SUMMARY
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	March 21, 2019	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 21, 2019	By:	/s/ Randy Furr
Randy Furr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 21, 2019	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 21, 2019	/s/ Randy Furr
Randy Furr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 21, 2019	/s/ Kelly A. Ayotte
Kelly A. Ayotte
Director

Date:	March 21, 2019	/s/ Mary K. Bush
Mary K. Bush
Director

Date:	March 21, 2019	/s/ John T. Chambers
John T. Chambers
Director

Date:	March 21, 2019	/s/ L. John Doerr
L. John Doerr
Director

Date:	March 21, 2019	/s/ Colin L. Powell
Colin L. Powell
Director

Date:	March 21, 2019	/s/ Scott Sandell
Scott Sandell
Director

Date:	March 21, 2019	/s/ Peter Teti
Peter Teti
Director

Date:	March 21, 2019	/s/ Eddy Zervigon
Eddy Zervigon
Director