Form 10-Q
period 2019-03-31
Bloom Energy Corp
filed 2019-05-14
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

Commission File Number 001-38598
________________________________________________________________________
BLOOM ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)
________________________________________________________________________

Delaware	77-0565408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4353 North First Street, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 543-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act
Title of Each Class	Name of each exchange on which registered
Class A Common Stock $0.0001 par value	New York Stock Exchange
Class B Common Stock $0.0001 par value	New York Stock Exchange
Our Class A common stock is approved for trading and listed under the symbol "BE."
________________________________________________________________________
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
Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☑      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of April 30, 2019 was as follows:
Class A Common Stock $0.0001 par value 60,021,168 shares
Class B Common Stock $0.0001 par value 53,543,216 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2019
Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements	4
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Comprehensive Loss	6
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest	7
Condensed Consolidated Statements of Cash Flows	8
Notes to Condensed Consolidated Financial Statements	9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	54
Item 4 - Controls and Procedures	54

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	55
Item 1A - Risk Factors	55
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3 - Defaults Upon Senior Securities	77
Item 4 - Mine Safety Disclosures	77
Item 5 - Other Information	77
Item 6 - Exhibits	79

Signatures	80

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” ”seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reductions, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, legislative actions and regulatory compliance, competitive position, management’s plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure defaults, if any, our ability to repay our obligations as they come due, trends in average selling prices, the success of our PPA Entities, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, risks related to privacy and data security, the likelihood of any impairment of project assets, long-lived assets and investments, trends in revenue, cost of revenue and gross profit (loss), trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue, future deployment of our Energy Servers, expansion into new markets, our ability to expand our business with our existing customers, our ability to increase efficiency of our product, our ability to decrease the cost of our product, our future operating results and financial position, our business strategy and plans and our objectives for future operations.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in ITEM 1A - Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
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
Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under ITEM 1A - Risk Factors and elsewhere in this Quarterly Report on Form 10-Q.

Table of Contents
Index to Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents[1]	$320,414	$220,728
Restricted cash[1]	18,419	28,657
Short-term investments	—	104,350
Accounts receivable[1]	84,070	84,887
Inventories	116,544	132,476
Deferred cost of revenue	66,316	62,147
Customer financing receivable[1]	5,717	5,594
Prepaid expense and other current assets[1]	28,362	33,742
Total current assets	639,842	672,581
Property, plant and equipment, net[1]	475,385	481,414
Customer financing receivable, non-current[1]	65,620	67,082
Restricted cash, non-current[1]	31,101	31,100
Deferred cost of revenue, non-current	72,516	102,699
Other long-term assets[1]	34,386	34,792
Total assets	$1,318,850	$1,389,668
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interests
Current liabilities:
Accounts payable[1]	$64,425	$66,889
Accrued warranty	16,736	19,236
Accrued other current liabilities[1]	67,966	69,535
Deferred revenue and customer deposits[1]	89,557	94,158
Current portion of recourse debt	15,683	8,686
Current portion of non-recourse debt[1]	19,486	18,962
Current portion of non-recourse debt from related parties[1]	2,341	2,200
Total current liabilities	276,194	279,666
Derivative liabilities, net of current portion[1]	11,166	10,128
Deferred revenue and customer deposits, net of current portion[1]	201,863	241,794
Long-term portion of recourse debt	357,876	360,339
Long-term portion of non-recourse debt[1]	284,541	289,241
Long-term portion of recourse debt from related parties	27,734	27,734
Long-term portion of non-recourse debt from related parties[1]	33,417	34,119
Other long-term liabilities[1]	58,032	55,937
Total liabilities	1,250,823	1,298,958
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	58,802	57,261
Stockholders’ deficit	(105,439)	(91,661)
Noncontrolling interest	114,664	125,110
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,318,850	$1,389,668
1We have variable interest entities which represent a portion of the consolidated balances are recorded within the "Cash and cash equivalents," "Restricted cash," "Accounts receivable," "Customer financing receivable," "Prepaid expenses and other current assets," "Property and equipment, net," "Customer financing receivable, non-current," "Restricted cash, non-current," "Other long-term assets," "Accounts payable," "Accrued other current liabilities," "Deferred revenue and customer deposits," "Current portion of non-recourse debt from related parties," "Derivative liabilities, net of current portion," "Deferred revenue and customer deposits, net of current portion," "Long-term portion of non-recourse debt," and "Other long-term liabilities" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue:
Product	$141,734	$121,307
Installation	22,258	14,118
Service	23,290	19,907
Electricity	13,425	14,029
Total revenue	200,707	169,361
Cost of revenue:
Product	124,000	80,355
Installation	24,166	10,438
Service	27,557	24,253
Electricity	9,229	10,649
Total cost of revenue	184,952	125,695
Gross profit	15,755	43,666
Operating expenses:
Research and development	28,859	14,731
Sales and marketing	20,463	8,262
General and administrative	39,074	14,988
Total operating expenses	88,396	37,981
Gain (loss) from operations	(72,641)	5,685
Interest income	1,885	415
Interest expense	(15,962)	(21,379)
Interest expense to related parties	(1,612)	(2,627)
Other income (expense), net	265	(75)
Loss on revaluation of warrant liabilities and embedded derivatives	—	(4,034)
Net loss before income taxes	(88,065)	(22,015)
Income tax provision	208	333
Net loss	(88,273)	(22,348)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,832)	(4,632)
Net loss attributable to Class A and Class B common stockholders	$(84,441)	$(17,716)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.76)	$(1.70)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	111,842	10,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss attributable to Class A and Class B stockholders	$(84,441)	$(17,716)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities	17	(9)
Change in derivative instruments designated and qualifying in cash flow hedges	(2,191)	2,867
Other comprehensive income (loss), net of taxes	(2,174)	2,858
Comprehensive loss	(86,615)	(14,858)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(2,048)	(2,579)
Comprehensive loss attributable to Class A and Class B stockholders	$(88,663)	$(17,437)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest
(in thousands, except share amounts)
(unaudited)

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at December 31, 2018	—	$—	$57,261	109,421,183	$11	$2,480,597	$131	$(2,572,400)	$(91,661)	$125,110
Issuance of restricted stock awards	—	—	—	2,960,462	—	—	—	—	—	—
ESPP purchase	—	—	—	696,036	—	6,916	—	—	6,916	—
Exercise of stock options	—	—	—	136,382	—	577	—	—	577	—
Stock-based compensation expense	—	—	—	—	—	63,166	—	—	63,166	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	17	—	17	—
Change in effective and ineffective portion of interest rate swap agreement	—	—	—	—	—	—	(143)	—	(143)	(2,048)
Distributions to noncontrolling interests	—	—	(282)	—	—	—	—	—	—	(2,613)
Cumulative effect of hedge accounting standard adoption	—	—	—	—	—	—	—	130	130	(130)
Net income (loss)	—	—	1,823	—	—	—	—	(84,441)	(84,441)	(5,655)
Balances at March 31, 2019	—	$—	$58,802	113,214,063	$11	$2,551,256	$5	$(2,656,711)	$(105,439)	$114,664

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Common Stock[1]		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at December 31, 2017	71,740,162	$1,465,841	$58,154	10,353,269	$1	$150,803	$(162)	$(2,330,647)	$(2,180,005)	$155,372
Issuance of restricted stock awards	—	—	—	68,098	—	120	—	—	120	—
Exercise of stock options	—	—	—	3,615	—	67	—	—	67	—
Stock-based compensation expense	—	—	—	—	—	7,614	—	—	7,614	—
Unrealized loss on available for sale securities	—	—	—	—	—	—	(9)	—	(9)	—
Change in effective portion of interest rate swap agreement	—	—	3	—	—	—	288	—	288	2,576
Distributions to noncontrolling interests	—	—	(1,472)	—	—	—	—	—	—	(2,066)
Net income (loss)	—	—	1,491	—	—	—	—	(17,716)	(17,716)	(6,123)
Balances at March 31, 2018	71,740,162	$1,465,841	$58,176	10,424,982	$1	$158,604	$117	$(2,348,363)	$(2,189,641)	$149,759

¹ Common Stock issued and converted to Class A Common and Class B Common effective July 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(88,273)	$(22,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	11,271	10,847
Write-off of property, plant and equipment, net	1	—
Revaluation of derivative contracts	(453)	7,157
Stock-based compensation	63,882	7,956
Loss on long-term REC purchase contract	59	12
Revaluation of preferred stock warrants	—	(3,271)
Common stock warrant valuation	—	(100)
Amortization of debt issuance cost	5,152	7,168
Changes in operating assets and liabilities:
Accounts receivable	816	(28,203)
Inventories	15,932	(6,818)
Deferred cost of revenue	26,014	16,282
Customer financing receivable and other	1,339	1,306
Prepaid expenses and other current assets	5,194	(446)
Other long-term assets	83	1,266
Accounts payable	(2,464)	(827)
Accrued warranty	(2,500)	(87)
Accrued other current liabilities	823	(10,083)
Deferred revenue and customer deposits	(44,533)	(22,347)
Other long-term liabilities	3,487	8,049
Net cash used in operating activities	(4,170)	(34,487)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,543)	(223)
Payments for acquisition of intangible assets	(848)	—
Purchase of marketable securities	—	(8,991)
Proceeds from maturity of marketable securities	104,500	15,750
Net cash provided by investing activities	95,109	6,536
Cash flows from financing activities:
Repayment of debt	(5,016)	(4,489)
Repayment of debt to related parties	(778)	(290)
Distributions to noncontrolling and redeemable noncontrolling interests	(3,189)	(3,832)
Proceeds from issuance of common stock	7,493	120
Payments of initial public offering issuance costs	—	(578)
Net cash used in financing activities	(1,490)	(9,069)
Net increase (decrease) in cash, cash equivalents, and restricted cash	89,449	(37,020)
Cash, cash equivalents, and restricted cash:
Beginning of period	280,485	180,612
End of period	$369,934	$143,592

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,545	$11,216
Cash paid during the period for taxes	222	401
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	2,067	65
Liabilities recorded for intangible assets	—	362
Issuance of restricted stock	—	242
Accrued distributions to Equity Investors	282	282
Accrued interest and issuance for notes	439	7,808
Accrued interest and issuance for notes to related parties	—	1,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Notes to Condensed Consolidated Financial Statements

1. Nature of Business and Liquidity
Nature of Business
We design, manufacture, sell and, in certain cases, install solid-oxide fuel cell systems, or Energy Servers, for on-site power generation. Our Energy Servers utilize an innovative fuel cell technology. The Energy Servers provide efficient energy generation with reduced operating costs and lower greenhouse gas emissions. By generating power where it is consumed, our energy producing systems offer increased electrical reliability and improved energy security while providing a path to energy independence. We were originally incorporated in Delaware under the name of Ion America Corporation on January 18, 2001 and were renamed on September 16, 2006 to Bloom Energy Corporation.
Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Bloom Energy,” “we,” “us” and “our” refer to Bloom Energy Corporation and its consolidated subsidiaries.
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception. Our ability to achieve our long-term business objectives is dependent upon, among other things, raising additional capital, acceptance of our products and attaining future profitability. We believe we will be successful in raising additional financing from our stockholders or from other sources, in expanding operations and in gaining market share. For example, in July 2018, we successfully completed an initial public stock offering ("IPO") with the sale of 20,700,000 shares of Class A common stock at a price of $15.00 per share, resulting in net cash proceeds of $282.3 million net of underwriting discounts, commissions and offering costs. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our operating and capital cash flow requirements and other cash flow needs for at least the next 12 months from the date of this quarterly report on Form 10-Q. However, there can be no assurance that in the event we require additional financing, such financing will be available on terms which are favorable or at all.

2. Basis of Presentation and Summary of Significant Accounting Policies
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the consolidated balance sheets as of March 31, 2019 and December 31, 2018, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest, and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, as well as other information disclosed in the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles as applied in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to fairly state the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending December 31, 2019.
Principles of Consolidation
These condensed consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities, which we refer to as our power purchase agreement entities ("PPA Entities"). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of its operational PPA Entities. We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 12 - Power Purchase Agreement Programs.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates include assumptions used to compute the best estimate of selling-prices, the fair value of lease and non-lease components such as estimated output, efficiency and residual value of the Energy Servers, estimates for inventory write-downs, estimates for future cash flows and the economic useful lives of property, plant and equipment, the valuation of other long-term assets, the valuation of certain accrued liabilities such as derivative valuations, estimates for accrued warranty and extended maintenance, estimates for recapture of U.S. Treasury grants and similar grants, estimates for income taxes and deferred tax asset valuation allowances, warrant liabilities, stock-based compensation costs and estimates for the allocation of profit and losses to the noncontrolling interests. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, China, India, and the Republic of Korea, collectively our Asia Pacific region. In the three months ended March 31, 2019 and 2018, total revenue in the Asia Pacific region was 24.0% and 17.3%, respectively, of our total revenue.
Credit Risk - At March 31, 2019, customer A and customer B accounted for 58.0% and 12.1%, respectively, of accounts receivable. At December 31, 2018, customer A accounted for 66.8% of accounts receivable. At March 31, 2019 and December 31, 2018, we did not maintain any allowances for doubtful accounts as we deemed all of our receivables fully collectible. To date, we have neither provided an allowance for uncollectible accounts nor experienced any credit loss.

Customer Risk - In the three months ended March 31, 2019, revenue from customer A, customer B and customer C represented 24%, 25%,and 23%, respectively, of our total revenue. Customer A wholly owns a Third-Party PPA which purchases Energy Servers from us, however, such purchases and resulting revenue are made on behalf of various customers of this Third-Party PPA. In the three months ended March 31, 2018, revenue from customer B and customer D represented 53% and 17%, respectively, of our total revenue.
Fair Value Measurement
Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures ("ASC 820"), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial liabilities utilizing Level 3 inputs include natural gas fixed price forward contract derivatives. Derivative liability valuations are performed based on a binomial lattice model and adjusted for illiquidity and/or nontransferability and such adjustments are generally based on available market evidence.

Recent Accounting Pronouncements
Accounting Guidance Implemented in Fiscal Year 2019
Other than the adoption of accounting guidances mentioned below, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements. There have been no changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that have had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the three months ended March 31, 2019.
Hedging Activities - During the first three months of fiscal 2019, we adopted Accounting Standards Update ("ASU") 2017-12 Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") to help entities recognize the economic results of their hedging strategies in the financial statements so that stakeholders can better interpret and understand the effect of hedge accounting on reported results. It is intended to more clearly disclose an entity’s risk exposures and how we manage those exposures through hedging, and it is expected to simplify the application of hedge accounting guidance. The new guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We adopted this standard on January 1, 2019. There was not a material impact to our condensed consolidated financial statements upon adoption.
Income Taxes - During the first three months of fiscal 2019, we adopted ASU 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. Adoption of this standard had no impact on our consolidated financial statements.
Income Taxes - During the first three months of fiscal 2019, we adopted ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which permits reclassification of certain tax effects in Other Comprehensive Income ("OCI") caused by the U.S. tax reform enacted in December 2017 to retained earnings. We do not have any tax effect (due to full valuation allowance) in our OCI account, thus this guidance has no impact on us.
New Accounting Guidance to be Implemented
Revenue Recognition - In May 2014, the FASB issued ASU 2014-14, Revenue From Contracts With Customers, as amended ("ASU 2014-14"). The guidance provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, as well as guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The guidance also requires expanded disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-14 is effective for our annual period beginning January 1, 2019, and for our interim periods beginning on January 1, 2020. ASU 2014-14 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance (“full retrospective method”); or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance (“modified retrospective method”). We will adopt ASU 2014-14 for our fiscal year ended December 31, 2019 using the modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings on January 1, 2019.
We are currently evaluating whether ASU 2014-14 will have a material impact on our consolidated financial statements and expect its adoption to have an impact related to the costs of obtaining our contracts, customer deposits, and deferred revenue. Further, in preparation for ASU 2014-14, we are in the process of updating our accounting policies, processes, internal controls over financial reporting, and system requirements.
Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which provides new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. In March 2019 the FASB issued further guidance in ASU 2019-01, Leases (Topic 842), which provides clarifications to certain lessor transactions and other reporting matters. This guidance will be effective for us beginning January 1, 2020, and requires the modified retrospective method of adoption. Early adoption is permitted. We expect to adopt this guidance on January 1, 2020 and expect to recognize right of use assets and lease liabilities for contracts currently recognized as operating leases where we are the lessee.

Cloud Computing - In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), to clarify the guidance on the costs of implementing a cloud computing hosting arrangement that is a service contract. Under ASU 2018-15, the entity is required to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which implementation costs under the service contract to be capitalized as an asset and which costs to expense. ASU 2018-15 is effective for us for the annual periods beginning in 2021 and the interim periods in 2022 on a retrospective or prospective basis and early adoption is permitted. We are currently evaluating the timing of adoption and impact of ASU 2018-15 on our consolidated financial statements and related disclosures.
3. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying value of cash and cash equivalents approximate fair value and are as follows (in thousands):

	March 31,	December 31,
	2019	2018
As held:
Cash	$152,676	$136,642
Money market funds	217,258	143,843
	$369,934	$280,485
As reported:
Cash and cash equivalents	$320,414	$220,728
Restricted cash	49,520	59,757
	$369,934	$280,485
Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Current
Restricted cash	$13,379	$25,740
Restricted cash related to PPA Entities	5,040	2,917
Restricted cash, current	18,419	28,657
Non-current
Restricted cash	3,250	3,246
Restricted cash related to PPA Entities	27,851	27,854
Restricted cash, non-current	31,101	31,100
	$49,520	$59,757
Short-Term Investments
As of March 31, 2019 and December 31, 2018, we had no short-term investments and $104.4 million in U.S. Treasury Bills, respectively.
Derivative Instruments
We have derivative financial instruments related to natural gas forward contracts and interest rate swaps. See Note 7 - Derivative Financial Instruments for a full description of our derivative financial instruments.

4. Fair Value
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below sets forth, by level, our financial assets that were accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$217,258	$—	$—	$217,258
Interest rate swap agreements	—	27	—	27
	$217,258	$27	$—	$217,285
Liabilities
Accrued other current liabilities	$1,723	$—	$—	$1,723
Derivatives:
Natural gas fixed price forward contracts	—	—	8,796	8,796
Interest rate swap agreements[1]	—	5,719	—	5,719
	$1,723	$5,719	$8,796	$16,238
1As of March 31, 2019, $0.1 million of the gain on the interest rate swaps accumulated in other comprehensive income (loss) is expected to be reclassified into earnings in the next twelve months.

	Fair Value Measured at Reporting Date Using
December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$143,843	$—	$—	$143,843
Short-term investments	104,350	—	—	104,350
Interest rate swap agreements	—	82	—	82
	$248,193	$82	$—	$248,275
Liabilities
Accrued other current liabilities	$1,331	$—	$—	$1,331
Derivatives:
Natural gas fixed price forward contracts	—	—	9,729	9,729
Interest rate swap agreements	—	3,630	—	3,630
	$1,331	$3,630	$9,729	$14,690

The following table provides the fair value of our natural gas fixed price contracts (dollars in thousands):

	March 31,		December 31,
	2019		2018
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹
Natural gas fixed price forward contracts (not under hedging relationships)	2,873	$8,796	3,096	$9,729

¹ Recorded in current liabilities and derivative liabilities in the condensed consolidated balance sheets.
² One MMBTU, or one million British Thermal Units, is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the three months ended March 31, 2019 and 2018, we marked-to-market the fair value of its fixed price natural gas forward contracts and recorded a gain of $0.4 million and a loss of $0.9 million, respectively, and recorded gains on the settlement of these contracts of $0.5 million and $1.1 million, respectively, in cost of revenue on the condensed consolidated statement of operations.
Embedded Derivative on 6% Convertible Promissory Notes - Between December 2015 and September 2016, we issued $260.0 million convertible promissory notes due December 2020 ("6% Notes") to certain investors. The 6% Notes bore a 5% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 6% Notes in June 2017 to reduce the collateral securing the notes and to increase the interest rate from 5% to 6%. The 6% Notes are convertible at the option of the holders at a conversion price of $11.25 per share. Upon the IPO, the final value of the conversion feature was $177.2 million and was reclassified from a derivative liability to additional paid-in capital.
There were no transfers between fair value measurement classifications during the periods ended March 31, 2019 and 2018. The changes in the Level 3 financial assets were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Embedded Derivative Liability	Total
Balances at December 31, 2018	$9,729	$—	$—	$9,729
Settlement of natural gas fixed price forward contracts	(527)	—	—	(527)
Changes in fair value	(406)	—	—	(406)
Balances at March 31, 2019	$8,796	$—	$—	$8,796

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Embedded Derivative Liability	Total
Balances at December 31, 2017	$15,368	$9,825	$140,771	$165,964
Settlement of natural gas fixed price forward contracts	(1,102)	—	—	(1,102)
Changes in fair value	855	(3,271)	9,732	7,316
Balances at March 31, 2018	$15,121	$6,554	$150,503	$172,178
Significant changes in any assumption input in isolation can result in a significant change in fair value measurement. Generally, an increase in the market price of our shares of common stock, an increase in natural gas prices, an increase in the volatility of ours shares of common stock and an increase in the remaining term of the conversion feature would each result in a directionally similar change in the estimated fair value of our derivative liability. Increases in such assumption values would increase the associated liability while decreases in these assumption values would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the market price of our shares of common stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - We estimate fair value for customer financing receivables, senior secured notes, term loans and convertible promissory notes based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	March 31, 2019		December 31, 2018
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables:
Customer financing receivables	$71,337	$51,312	$72,676	$51,541
Debt instruments:
Recourse
LIBOR + 4% term loan due November 2020	2,795	2,914	3,214	3,311
5% convertible promissory note due December 2020	35,136	33,832	34,706	31,546
6% convertible promissory notes due December 2020	267,289	418,999	263,284	353,368
10% notes due July 2024	96,073	99,598	95,555	99,260
Non-recourse
5.22% senior secured notes due March 2025	75,786	79,341	78,566	80,838
7.5% term loan due September 2028	35,758	41,759	36,319	39,892
LIBOR + 5.25% term loan due October 2020	23,734	25,679	23,916	25,441
6.07% senior secured notes due March 2030	81,806	88,715	82,337	85,917
LIBOR + 2.5% term loan due December 2021	122,701	125,770	123,384	123,040
Long-Lived Assets - Our long-lived assets include property, plant and equipment. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. No material impairment of any long-lived assets was identified in the three months ended March 31, 2019 and 2018.

5. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Raw materials	$42,965	$53,273
Work-in-progress	23,672	22,303
Finished goods	49,907	56,900
	$116,544	$132,476

Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Government incentives receivable	$960	$1,001
Prepaid expenses and other current assets	27,402	32,741
	$28,362	$33,742
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Energy Servers	$511,485	$511,485
Computers, software and hardware	18,796	16,536
Machinery and equipment	100,311	99,209
Furniture and fixtures	8,669	4,337
Leasehold improvements	34,126	18,629
Building	40,512	40,512
Construction in progress	10,496	29,084
	724,395	719,792
Less: Accumulated depreciation	(249,010)	(238,378)
	$475,385	$481,414

Our construction in progress decreased $18.6 million, as compared to December 31, 2018, primarily due to our investment in leasehold improvements and furniture and fixtures related to our move to our new corporate headquarters.
Our property, plant and equipment under operating leases by the PPA Entities was $397.5 million and $397.5 million as of March 31, 2019 and December 31, 2018, respectively. The accumulated depreciation for these assets was $83.8 million and $77.4 million as of March 31, 2019 and December 31, 2018, respectively. Depreciation expense related to our property, plant and equipment was $6.4 million and $6.4 million for the three months ended March 31, 2019 and 2018, respectively.
Customer Financing Leases, Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Total minimum lease payments to be received	$98,632	$100,816
Less: Amounts representing estimated executing costs	(24,522)	(25,180)
Net present value of minimum lease payments to be received	74,110	75,636
Estimated residual value of leased assets	1,051	1,051
Less: Unearned income	(3,824)	(4,011)
Net investment in sales-type financing leases	71,337	72,676
Less: Current portion	(5,717)	(5,594)
Non-current portion of investment in sales-type financing leases	$65,620	$67,082

The future scheduled customer payments from sales-type financing leases were as follows as of March 31, 2019 (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter

Future minimum lease payments, less interest	$4,256	$6,022	$6,415	$6,853	$7,310	$39,430
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Prepaid and other long-term assets	$26,321	$27,086
Equity-method investments	6,292	6,046
Long-term deposits	1,773	1,660
	$34,386	$34,792
Equity-method investments
In May 2013, we entered into a joint venture with Softbank Corp., and established Bloom Energy Japan limited which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. Accounts receivable from this joint venture was $2.7 million and $2.4 million as of March 31, 2019 and December 31, 2018, respectively.
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Product warranty	$9,183	$10,935
Operations and maintenance services agreements	7,553	8,301
	$16,736	$19,236
Changes during the current period in the standard product warranty liability were as follows (in thousands):

Balances at December 31, 2018	$10,935
Accrued warranty, net	629
Warranty expenditures during period	(2,381)
Balances at March 31, 2019	$9,183

Accrued Other Current Liabilities
Accrued other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Compensation and benefits	$18,327	$16,742
Current portion of derivative liabilities	3,349	3,232
Managed services liabilities	4,633	5,091
Accrued installation	6,408	6,859
Sales tax liabilities	2,202	1,700
Interest payable	3,631	4,675
Other	29,416	31,236
	$67,966	$69,535
Other Long-Term Liabilities
Accrued other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Delaware grant	$10,469	$10,469
Managed services liabilities	29,062	29,741
Other	18,501	15,727
	$58,032	$55,937
We have entered into managed services agreements that provide for the payment of property taxes and insurance premiums on behalf of customers. These obligations are included in each agreements' contract value and are recorded as short-term or long-term liabilities based on the estimated payment dates. The long-term managed services liabilities accrued were $29.1 million and $29.7 million as of March 31, 2019 and December 31, 2018, respectively.

6. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$2,857	$1,683	$1,112	$2,795	$—
5% convertible promissory note due December 2020	33,104	—	35,136	35,136	—
6% convertible promissory notes due December 2020	296,233	—	267,289	267,289	—
10% notes due July 2024	100,000	14,000	82,073	96,073	—
Total recourse debt	432,194	15,683	385,610	401,293	—
5.22% senior secured term notes due March 2025	76,827	12,151	63,635	75,786	—
7.5% term loan due September 2028	39,759	2,341	33,417	35,758	—
LIBOR + 5.25% term loan due October 2020	24,438	926	22,808	23,734	—
6.07% senior secured notes due March 2030	82,889	2,634	79,172	81,806	—
LIBOR + 2.5% term loan due December 2021	124,593	3,775	118,926	122,701	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	348,506	21,827	317,958	339,785	1,220
Total debt	$780,700	$37,510	$703,568	$741,078	$1,220
The following is a summary of our debt as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$3,286	$1,686	$1,528	$3,214	$—
5% convertible promissory notes due December 2020	33,104	—	34,706	34,706	—
6% convertible promissory notes due December 2020	296,233	—	263,284	263,284	—
10% notes due July 2024	100,000	7,000	88,555	95,555	—
Total recourse debt	432,623	8,686	388,073	396,759	—
5.22% senior secured term notes due March 2025	79,698	11,994	66,572	78,566	—
7.5% term loan due September 2028	40,538	2,200	34,119	36,319	—
LIBOR + 5.25% term loan due October 2020	24,723	827	23,089	23,916	—
6.07% senior secured notes due March 2030	83,457	2,469	79,868	82,337	—
LIBOR + 2.5% term loan due December 2021	125,456	3,672	119,712	123,384	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	353,872	21,162	323,360	344,522	1,220
Total debt	$786,495	$29,848	$711,433	$741,281	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of March 31, 2019 and December 31, 2018.

Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of March 31, 2019 and December 31, 2018 was 6.5% and 5.9%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of March 31, 2019 and December 31, 2018, the debt outstanding was $2.9 million and $3.3 million, respectively.
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
Investors held the right to convert the unpaid principal and accrued interest of both the 8% and 5% notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon the Company’s IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the IPO, conversions of 5,734,440 shares of Class B common stock were issued and the 8% Notes were retired. Constellation, the holder of the 5% Notes, had not elected to convert as of March 31, 2019. The outstanding unpaid principal and accrued interest debt balance of the 5% Notes of $35.1 million was classified as non-current as of March 31, 2019, and the outstanding unpaid principal and accrued interest debt balances of the 5% Notes of $34.7 million as of December 31, 2018.
6% Convertible Promissory Notes due December 2020 - Between December 2015 and September 2016, we issued $260.0 million convertible promissory notes due December 2020 ("6% Notes") to certain investors. The 6% Notes bore a 5% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 6% Notes in June 2017 to reduce the collateral securing the notes and to increase the interest rate from 5% to 6%.
As of March 31, 2019 and 2018, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million and $290.4 million, respectively. Upon the IPO, the debt was convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, we amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, we paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
On or after July 27, 2020, we may redeem, at our option, all or part of the 6% Notes if the last reported sale price of our common stock has been at least $22.50 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the three trading days immediately preceding the date on which we provide written notice of redemption. In certain circumstances, the 6% Notes are also redeemable at our option in connection with a change of control.
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

In connection with the issuance of the 6% Notes, we agreed to issue to J.P. Morgan and CPPIB, upon the occurrence of certain conditions, warrants to purchase our common stock up to a maximum of 146,666 shares and 166,222 shares, respectively. On August 31, 2017, J.P. Morgan transferred its rights to CPPIB. Upon completion of the IPO, the 312,888 warrants were net exercised for 312,575 shares of Class B Common stock.
10% Notes due July 2024 - In June 2017, we issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature between 2019 and 2024 and bear a 10% fixed rate of interest, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to us as servicing, operations and maintenance fees and administrative fees from the five active power purchase agreements in our Bloom Electrons program. Under the terms of the indenture governing the notes, we are required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. In addition, we are required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict us with respect to investing in non-PPA subsidiaries. If we do not meet the minimum collateral test, we cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes.
Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires the Company to maintain a debt service reserve, the balance of which was $11.2 million and $11.2 million as of March 31, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of PPA II.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.7 million and $3.7 million as of March 31, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million March 31, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes due March 2025 - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $7.6 million as of March 31, 2019 and $7.5 million as of December 31, 2018, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders are a group of five financial institutions and the terms included commitments to a letter of credit facility (see below). The loan was initially advanced as a construction loan during the development of the PPA V Project and converted into a term loan on February 28, 2017 (the “Term Conversion Date”). As part of the term loan’s conversion, the LC facility commitments were adjusted.
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
Letters of Credit due December 2021 - In connection with the June 2015 PPA V credit agreement, the agreement also included commitments to a letter of credit facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of March 31, 2019 and December 31, 2018 was $5.0 million and $5.0 million, respectively. The unused letter of credit borrowing capacity was $1.2 million as of March 31, 2019 and December 31, 2018.
Debt Repayment Schedule and Interest Expense
The following table presents our total outstanding debt's unpaid principal balance repayment schedule as of March 31, 2019 (in thousands):

Remainder of 2019	$24,082
2020	391,442
2021	153,639
2022	40,059
2023	44,209
Thereafter	127,269
$780,700
Interest expense of $17.6 million and $24.0 million for the three months ended March 31, 2019 and 2018, respectively, was recorded in interest expense on the condensed consolidated statements of operations.
Related Party Debt
Portions of the above described recourse and non-recourse debt is held by various related parties. See Note 15 - Related Party Transactions for a full description.

7. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on its results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on its outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives related to interest rate swap agreements applied to two of our PPA companies designated as cash flow hedges as of March 31, 2019 and December 31, 2018 on our consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2019	2018

Assets
Prepaid expenses and other current assets	$—	$42
Other long-term assets	27	40
	$27	$82

Liabilities
Accrued other current liabilities	$108	$4
Derivative liabilities	5,611	3,626
	$5,719	$3,630
PPA Company IIIb - In September 2013, PPA Company IIIb entered into an interest rate swap arrangement to convert a variable interest rate debt to a fixed rate. We designated and documented our interest rate swap arrangement as a cash flow hedge. The swap’s term ends on October 1, 2020, which is concurrent with the final maturity of the debt floating interest rates reset on a quarterly basis. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swap were $24.4 million and $25.4 million as of March 31, 2019 and March 31, 2018, respectively. We measure the swap at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk.
We recorded a loss of $12,000 and a loss of $37,000 during the three months ended March 31, 2019 and 2018, respectively, attributable to the change in swap’s fair value. These gains and losses were included in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statement of operations.
PPA Company V - In July 2015, PPA Company V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate. The loss on the swaps prior to designation was recorded in current-period earnings. In July 2015, we designated and documented its interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swaps were $186.1 million and $188.1 million as of March 31, 2019 and March 31, 2018, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We recorded a gain of $24,000 and a gain of $54,000 attributable to the change in valuation during the three months ended March 31, 2019 and 2018, respectively. These gains were included in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statement of operations.

The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive income (loss) and in earnings for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Beginning balance	$3,548	$5,853
Loss (gain) recognized in other comprehensive income (loss)	2,130	(2,640)
Amounts reclassified from other comprehensive income (loss) to earnings	61	(212)
Net loss (gain) recognized in other comprehensive income (loss)	2,191	(2,852)
Gain recognized in earnings	(47)	(92)
Ending balance	$5,692	$2,909
Natural Gas Derivatives
On September 1, 2011, we entered into a fixed price fixed quantity fuel forward contract with a gas supplier. This fuel forward contract is used as part of our program to manage the risk for controlling the overall cost of natural gas. Our PPA Company I is the only PPA Company for which natural gas was provided by us. The fuel forward contract meets the definition of a derivative under U.S. GAAP. We have not elected to designate this contract as a hedge and, accordingly, any changes in its fair value is recorded within cost of revenue in the condensed consolidated statements of operations. The fair value of the contract is determined using a combination of factors including the counterparty’s credit rate and estimates of future natural gas prices.
For the three months ended March 31, 2019 and 2018, we marked-to-market the fair value of our fixed price natural gas forward contract and recorded a gain of $0.4 million and a loss of $0.9 million, respectively. For the three months ended March 31, 2019 and 2018, we recorded gains of $0.5 million and $1.1 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue - electricity in the condensed consolidated statements of operations.
6% Convertible Promissory Notes
On December 15, 2015, January 29, 2016, and September 10, 2016, we issued $160.0 million, $25.0 million, and $75.0 million, respectively, of 6% Convertible Promissory Notes ("6% Notes") that mature in December 2020. The 6% Notes are contractually convertible at the option of the holders at a conversion price per share equal to the lower of $20.61 or 75% of the offering price of our common stock sold in an initial public offering. Upon the IPO, the options are convertible at the option of the holders at the conversion price of $11.25 per share.
The valuation of this embedded put feature was recorded as a derivative liability in the consolidated balance sheet, measured each reporting period. Fair value was determined using the binomial lattice method. We recorded $0 and a loss of $7.5 million attributable to the change in valuation for the three months ended March 31, 2019 and 2018, respectively. These gains and losses were included within loss on revaluation of warrant liabilities and embedded derivatives in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statements of operations. Upon the IPO, the final value of the conversion feature was $177.2 million and was reclassified from a derivative liability to additional paid-in capital.
8. Common Stock Warrants
During 2018, all of the preferred and common stock warrants we issued in connection with loan agreements and a dispute settlement converted to warrants to purchase shares of Class B common stock. As of March 31, 2019 and December 31, 2018, we had Class B common stock warrants outstanding to purchase 481,182 and 312,939 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively.

9. Income Taxes
For the three months ended March 31, 2019 and 2018, we recorded a provision for income taxes of $0.2 million on a pre-tax loss of $88.1 million, and a provision for income taxes of $0.3 million on a pre-tax loss of $22.0 million, respectively. The effective tax impact for the three month periods presented is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

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

	Three Months Ended March 31,
	2019	2018

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(84,441)	$(17,716)
Denominator:
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	111,842	10,403
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.76)	$(1.70)

The following common stock equivalents (in thousands) were excluded from the computation of net loss per share attributable to common shareholders (diluted) for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2019	2018

Convertible and non-convertible redeemable preferred stock and convertible notes	27,241	85,708
Stock options to purchase common stock	5,190	3,177
Convertible redeemable preferred stock warrants	—	60
Convertible redeemable common stock warrants	—	312
	32,431	89,257

11. Stock-Based Compensation and Employee Benefit Plan
2002 Stock Plan
Our 2002 Stock Plan (the "2002 Plan") was approved in April 2002 and amended in June 2011. In August 2012 and in connection with the adoption of the 2012 Equity Incentive Plan (the "2012 Plan"), shares authorized for issuance under the 2002 Plan were cancelled, except for those shares reserved for issuance upon exercise of outstanding stock options. As of March 31, 2019, options to purchase 2,232,865 shares of Class B common stock were outstanding and the weighted average exercise price of outstanding options was $21.16 per share.
2012 Equity Incentive Plan
Our 2012 Plan was approved in August 2012. In April 2018 and in connection with the adoption of the 2018 Equity Incentive Plan (the "2018 Plan"), any reserved shares not issued were carried over to the 2018 Equity Incentive Plan. As of March 31, 2019, options to purchase 10,873,302 shares of Class B common stock were outstanding under the 2012 Plan and the weighted average exercise price of outstanding options under the 2012 Plan was $27.12 per share. As of March 31, 2019, we had outstanding RSU awards that may be settled for 12,267,679 shares of Class B common stock under the 2012 Plan.
2018 Equity Incentive Plan
The 2018 Plan was approved in April 2018. The 2018 Plan became effective upon the IPO and will serve as the successor to the 2012 Plan.
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
As of March 31, 2019, options to purchase 1,947,883 shares of Class A common stock were outstanding under the 2018 Plan and the weighted average exercise price of outstanding options was $20.74 per share. As of March 31, 2019, we had outstanding RSUs that may be settled for 3,980,837 shares of Class A common stock and 20,063,687 shares of Class A common stock were available for future grant.
2018 Employee Stock Purchase Plan
In April 2018, we adopted the 2018 Employee Stock Purchase Plan ("ESPP"). The ESPP is qualified under Section 423 of the Internal Revenue Code. As of March 31, 2019, there were 4,052,804 shares of Class A common stock were available for future grant.
Stock Option Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2018	14,558,420	$25.93	6.78	$3,084
Granted	743,705	11.38
Exercised	(136,382)	4.23
Cancelled	(111,693)	25.44
Balances at March 31, 2019	15,054,050	25.41	6.62	4,686
Vested and expected to vest at March 31, 2019	14,690,193	25.56	6.56	4,645
Exercisable at March 31, 2019	8,555,962	28.18	4.97	3,586

RSUs Activity
A summary of our RSUs activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2018	16,784,800	$18.74
Granted	2,525,755	12.43
Vested	(2,960,462)	20.17
Forfeited	(101,577)	16.44
Unvested Balance at March 31, 2019	16,248,516	17.52
Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model:

	Three Months Ended March 31,
	2019	2018

Risk-free interest rate	2.60% - 2.64%	2.49%
Expected term (years)	6.3 - 6.6	6.2 - 6.5
Expected dividend yield	—	—
Expected volatility	50.20%	55.10%
Stock-based Compensation - No stock-based compensation costs were capitalized in the three months ended March 31, 2019 and 2018. The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018

Cost of revenue	$14,372	$1,898
Research and development	14,230	1,638
Sales and marketing	11,512	952
General and administrative	23,768	3,468
Total stock-based compensation	$63,882	$7,956
During the three months ended March 31, 2019 and 2018, we recognized $63.9 million and $8.0 million of stock-based compensation expense, respectively. Our stock-based compensation expense is associated with stock options, restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
As of March 31, 2019, there was unrecognized compensation expense related to unvested stock options of $65.8 million. This expense is expected to be recognized over the remaining weighted-average period of 2.74 years. We had no excess tax benefits in the three months ended March 31, 2019 and 2018.
As of March 31, 2019, there was $145.5 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.27 years.
As of March 31, 2019, there was $8.8 million of unrecognized stock-based compensation cost related to the stock purchase plan or ESPP. This expense is expected to be recognized over a weighted average period of 1.16 years.

12. Power Purchase Agreement Programs
Overview
In mid-2010, we began offering our Energy Servers through its Bloom Electrons program, which we denote as Power Purchase Agreement Programs, financed via investment entities. Under these arrangements, an operating entity is created (the "Operating Company") which purchases the Energy Server from us. The end customer then enters into a power purchase agreement ("PPA") with the Operating Company to purchase the power generated by the Energy Server(s) at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. In some cases similar to direct purchases and leases, the standard one-year warranty and performance guaranties are included in the price of the product. The Operating Company also enters into a master services agreement ("MSA") with us following the first year of service to extend the warranty services and guaranties over the term of the PPA. In other cases, the MSA including warranties and guaranties are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the energy server(s) and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized up front in the same manner as direct purchase and lease transactions. Substantially all of our subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. We recognize the cost of revenue, primarily product costs and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.
We and our third-party equity investors (together "Equity Investors") contribute funds into a limited liability investment entity ("Investment Company") that owns and is parent to the Operating Company (together, the "PPA Entities"). The PPA Entities constitute variable investment entities ("VIEs") under U.S. GAAP. We have considered the provisions within the contractual agreements which grant us power to manage and make decisions affecting the operations of these VIEs. We consider that the rights granted to the Equity Investors under the contractual agreements are more protective in nature rather than participating. Therefore, we have determined under the power and benefits criterion of ASC 810 - Consolidations that we are the primary beneficiary of these VIEs.
As the primary beneficiary of these VIEs, we consolidate in its financial statements the financial position, results of operations and cash flows of the PPA Entities, and all intercompany balances and transactions between us and the PPA Entities are eliminated in the consolidated financial statements.
The Operating Company acquires Energy Servers from us for cash payments that are made on a similar schedule as if the Operating Company were a customer purchasing an Energy Server from us outright. In the consolidated financial statements, the sales of our Energy Servers to the Operating Company are treated as intercompany transactions after the elimination of intercompany balances. The acquisition of Energy Servers by the Operating Company is accounted for as a non-cash reclassification from inventory to Energy Servers within property, plant and equipment, net on our condensed consolidated balance sheets. In arrangements qualifying for sales-type leases, we reduce these recorded assets by amounts received from U.S. Treasury Department cash grants and from similar state incentive rebates.
The Operating Company sells the electricity to end customers under PPAs. Cash generated by the electricity sales, as well as receipts from any applicable government incentive program, is used to pay operating expenses (including the management and services we provide to maintain the Energy Servers over the term of the PPA) and to service the non-recourse debt with the remaining cash flows distributed to the Equity Investors. In transactions accounted for as sales-type leases, we recognize subsequent customer billings as electricity revenue over the term of the PPA and amortizes any applicable government incentive program grants as a reduction to depreciation expense of the Energy Server over the term of the PPA. In transactions accounted for as operating leases, we recognize subsequent customer payments and any applicable government incentive program grants as electricity revenue over the term of the PPA.
Upon sale or liquidation of a PPA Entity, distributions would occur in the order of priority specified in the contractual agreements.
We established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase of Energy Servers manufactured by us in our normal course of operations, all six PPA Entities utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies is non-recourse to us. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits. In 2016, we purchased the tax equity investor’s interest in PPA Company I ("PPA I"), which resulted in a change in our ownership interest in PPA I while we continued to hold the controlling financial interest in this company. The table below shows the details of the five continuing Investment Companies and their cumulative activities from inception to the periods indicated (dollars in thousands):

	PPA Company II	PPA Company IIIa	PPA Company IIIb	PPA Company IV	PPA Company V
Overview:
Maximum size of installation (in megawatts)	30	10	6	21	40
Installed size (in megawatts)	30	10	5	19	37
Term of power purchase agreements (years)	21	15	15	15	15
First system installed	Jun-12	Feb-13	Aug-13	Sep-14	Jun-15
Last system installed	Nov-13	Jun-14	Jun-15	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	99%	99%	90%	99%
Cash allocation to Equity Investor	99%	99%	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%	5%	5%	No flip	No flip
Equity Investor ¹	Credit Suisse	US Bank	US Bank	Exelon Corporation	Exelon Corporation
Put option date ²	10th anniversary of initial funding date	1st anniversary of flip point	1st anniversary of flip point	N/A	N/A
Company cash contributions	$22,442	$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—	$8,655	$2,082	$—	$—
Equity Investor cash contributions	$139,993	$36,967	$20,152	$84,782	$227,344
Debt financing	$144,813	$44,968	$28,676	$99,000	$131,237
Cumulative Activity as of March 31, 2019:
Distributions to Equity Investor	$116,942	$4,246	$1,907	$4,982	$68,944
Debt repayment—principal	$67,985	$5,209	$4,238	$16,111	$6,644
Cumulative Activity as of December 31, 2018:
Distributions to Equity Investor	$116,942	$4,063	$1,807	$4,568	$66,745
Debt repayment—principal	$65,114	$4,431	$3,953	$15,543	$5,780

¹ Investor name represents ultimate parent of subsidiary financing the project.
² Investor right on the certain date, upon giving us advance written notice, to sell the membership interests to us or resign or withdraw from the investment partnership.
³ Non-cash contributions consisted of warrants that were issued by us to respective lenders to each PPA Entity, as required by such entity’s credit agreements. The corresponding values are amortized using the effective interest method over the debt term.

Some of our PPA Entities contain structured provisions whereby the allocation of income and equity to the Equity Investors changes at some point in time after the formation of the PPA Entity. The change in allocations to Equity Investors (or the "flip") occurs based either on a specified future date or once the Equity Investors reaches its targeted rate of return. For PPA Entities with a specified future date for the flip, the flip occurs January 1 of the calendar year immediately following the year that includes the fifth anniversary of the date the last site achieves commercial operation.
The noncontrolling interests in PPA Company II, PPA Company IIIa and PPA Company IIIb are redeemable as a result of the put option held by the Equity Investors. The redemption value is the put amount. At March 31, 2019, and December 31, 2018, the carrying value of redeemable noncontrolling interests of $58.8 million and $57.3 million, respectively, exceeded the maximum redemption value.

PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to us. The aggregate carrying values of the PPA Entities’ assets and liabilities in the consolidated balance sheets, after eliminations of intercompany transactions and balances, were as follows (in thousands):

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$9,071	$5,295
Restricted cash	5,040	2,917
Accounts receivable	7,431	7,516
Customer financing receivable	5,717	5,594
Prepaid expenses and other current assets	3,172	4,909
Total current assets	30,431	26,231
Property and equipment, net	391,121	399,060
Customer financing receivable, non-current	65,620	67,082
Restricted cash	27,851	27,854
Other long-term assets	2,614	2,692
Total assets	$517,637	$522,919
Liabilities
Current liabilities:
Accounts payable	$426	$724
Accrued other current liabilities	1,100	1,442
Deferred revenue and customer deposits	786	786
Current portion of debt	21,827	21,162
Total current liabilities	24,139	24,114
Derivative liabilities, net of current portion	5,611	3,626
Deferred revenue, net of current portion	8,502	8,696
Long-term portion of debt	317,958	323,360
Other long-term liabilities	1,938	1,798
Total liabilities	$358,148	$361,594
As stated above, we are a minority shareholder in the PPA Entities for the administration of our Bloom Electrons program. PPA Entities contain debt that is non-recourse to us. The PPA Entities also own Energy Server assets for which we do not have title. Although we will continue to have Power Purchase Agreement Program entities in the future and offer customers the ability to purchase electricity without the purchase of Energy Servers, we do not intend to be a minority investor in any new Power Purchase Agreement Program entities.

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy's stand-alone, the PPA Entities combined and these consolidated balances as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Bloom	PPA Entities	Consolidated	Bloom	PPA Entities	Consolidated

Assets
Current assets	$609,411	$30,431	$639,842	$646,350	$26,231	$672,581
Long-term assets	191,802	487,206	679,008	220,399	496,688	717,087
Total assets	$801,213	$517,637	$1,318,850	$866,749	$522,919	$1,389,668
Liabilities
Current liabilities	$236,372	$2,312	$238,684	$246,866	$2,952	$249,818
Current portion of debt	15,683	21,827	37,510	8,686	21,162	29,848
Long-term liabilities	255,010	16,051	271,061	293,739	14,120	307,859
Long-term portion of debt	385,610	317,958	703,568	388,073	323,360	711,433
Total liabilities	$892,675	$358,148	$1,250,823	$937,364	$361,594	$1,298,958

13. Commitments and Contingencies
Commitments
Operating Leases
During the three months ended March 31, 2019 and 2018, rent expense for our facilities was $2.0 million and $1.4 million, respectively.
At March 31, 2019, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2019	$13,491
2020	18,785
2021	16,169
2022	15,673
2023	15,335
Thereafter	57,310
$136,763
Equipment Leases - Beginning in December 2015, the Company is a party to master lease agreements that provide for the sale of Energy Servers to third parties and the simultaneous leaseback of the systems which we then subleases to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the three months ended March 31, 2019 and 2018.
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we may also issue purchase orders to certain of our component suppliers and third-party manufacturers that may not be cancelable. As of March 31, 2019 and 2018, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancelable.
Power Purchase Agreement Program - Under the terms of the Bloom Electrons program (see Note 12 - Power Purchase Agreement Programs), customers agree to purchase power from our Energy Servers at negotiated rates, generally for periods of up to twenty-one years. We are responsible for all operating costs necessary to maintain, monitor and repair these Energy Servers, including the fuel necessary to operate the systems under certain PPA contracts. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures.
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the consolidated statements of operations. We paid $3.5 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.
In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders have commitments to an LC facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the Debt Service Reserve Account. The amount reserved under the LC as of March 31, 2019 and 2018 was $5.0 million and $5.0 million, respectively.
Contingencies
Indemnification Agreements - We enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. Our exposure under these agreements is unknown because it involves future claims that may be made against us but have not yet been made. To date, we have not paid any claims or been required to defend any action related to its indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
Warranty Costs - We generally warrant our products sold to our direct customers for one year following the date of acceptance of the products under a standard one-year warranty. As part of its MSAs, we provide output and efficiency guaranties (collectively “performance guaranties”) to our customers when systems operate below contractually specified levels of efficiency and output. Such amounts have not been material to date.
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions, and against manufacturing or performance defects. We accrue this warranty expense using our best estimate of the amount necessary to settle future and existing warranty claims as of the balance sheet date.
Our obligations under its standard one-year warranty and MSA agreements are generally in the form of product replacement, repair or reimbursement for higher customer electricity costs. Further, if the Energy Servers run at a lower efficiency or power output than we committed under our performance guaranty, we will reimburse the customer for the underperformance. Our aggregate reimbursement obligation for this performance guaranty for each order is capped at a portion of the purchase price. Prior to fiscal year 2014, certain MSAs with direct customers were accounted for as separately-priced warranty contracts under ASC 605-20-25 Separately Priced Extended Warranty and Product Maintenance Contracts (formerly FTB 90-1), in which we recorded an accrual for any expected costs that exceed the contracted revenues for that one-year service renewal arrangement, and is included as a component of the accrued warranty liability. Customers may renew the MSAs leading to future expense that is not recognized under GAAP until the renewal occurs. Over time, as our service offering evolved and we began managing the Energy Servers taking into consideration individual customer arrangements as well as our Bloom Energy Server fleet management objectives, our service offering evolved to the point that our services changed, becoming a more strategic offering for both us and our customers. Additionally, virtually all of our sales arrangements included bundled sales of maintenance service agreements along with the Energy Servers. The result is that we allocate a certain portion of the contractual revenue related to the Energy Servers to the MSAs based on our BESP compared to the stated amount in the service contracts.
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of March 31, 2019, we had 334 full time workers in Delaware and paid $99.3 million in cumulative compensation. As of December 31, 2018, we had 338 full time workers in Delaware and paid $92.0 million in cumulative compensation. We have so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, including up to $5.0 million on

September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of March 31, 2019 we had cumulatively paid $1.5 million for recapture provisions and recorded $10.5 million in other long-term liabilities for potential recapture.
Self-Generation Incentive Program ("SGIP") - Our PPA Entities’ customers receive payments under the SGIP which is a program specific to the State of California that provides financial incentives for the installation of qualifying new self-generation equipment that we own. The SGIP program issues 50% of the fully anticipated amount in the first year the equipment is placed into service. The remaining incentive is then paid based on the size of the equipment (i.e., nameplate kilowatt capacity) over the subsequent five years.
The SGIP program has operational criteria primarily related to fuel mixture and minimum output for the first five years after the qualified equipment is placed in service. If the operational criteria are not fulfilled, it could result in a partial refund of funds received. However, for certain PPA Entities, we make SGIP reservations on behalf of the PPA Entity and, therefore, the PPA Entity bears the risk of loss if these funds are not paid.
Investment Tax Credits ("ITCs") - Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the incentives. The purchase of Energy Servers were made by the PPA Entities and, therefore, the PPA Entities bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future.
Legal Matters - From time to time, we are involved in disputes, claims, litigation, investigations, proceedings and/or other legal actions consisting of commercial, securities and employment matters that arise in the ordinary course of business. We review all legal matters at least quarterly and assesses whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular situation. We record an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matters may be materially different from our estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or on future periods.
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a Statement of Claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (“Confidential Agreement”). This Statement of Claim sought, among other things, to void the indemnification and confidentiality provisions under the Confidential Agreement and to recover attorneys’ fees and costs. The Statement of Claim was dismissed without prejudice on July 22, 2018. On September 19, 2018, an Amended Statement of Claim was filed by Messrs. Daubenspeck and Badger with the American Arbitration Association in Santa Clara, CA, against the parties. The Amended Statement of Claim alleges a breach of the Confidentiality Agreement and fraud in the inducement, securities fraud, racketeering and other claims. On May 7, 2019, KPCB and NEA were dismissed with prejudice. No date has yet been set for our response. We believe the Amended Statement of Claim to be without merit and as a result, we have recorded no loss contingency related to this claim.

In March of 2019, the Lincolnshire Police Pension fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara against us, certain members of our senior management, certain of our directors and the underwriters in our initial public offering alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended, for misleading statements or omissions in our Form S-1 Registration Statement in connection with our July 25, 2018 initial public offering. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al was filed on April 22, 2019 and Evan vs Bloom Energy et al. was filed on May 7, 2019. As related cases, we expect they will be consolidated and a case management schedule set. Discovery is currently stayed.

14. Segment Information
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

15. Related Party Transactions
Our results of operations included the following related party transactions (in thousands):

	Three Months Ended March 31,
	2019	2018

Total revenue from related parties	$813	$29,269
Consulting expenses paid to related parties (included in general and administrative expense)	50	51
Interest expense on debt to related parties	1,612	2,627
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. Accounts receivable from this joint venture was $2.7 million as of March 31, 2019 and $2.4 million as of December 31, 2018.
Consulting Arrangement
In January 2009, we entered into a consulting agreement with General Colin L. Powell, a member of our board of directors, pursuant to which General Powell performs certain strategic planning and advisory services for us. Pursuant to this consulting agreement, General Powell receives compensation of $125,000 per year and reimbursement for reasonable expenses.
Debt to Related Parties
The following is a summary of our debt and convertible notes from investors considered to be related parties as of March 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$27,734	$—	$27,734	$27,734
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	39,759	2,341	33,417	35,758
Total debt from related parties	$67,493	$2,341	$61,151	$63,492

The following is a summary of our debt and convertible notes from investors considered to be related parties as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$27,734	$—	$27,734	$27,734
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	40,538	2,200	34,119	36,319
Total debt from related parties	$68,272	$2,200	$61,853	$64,053
Regarding non-recourse debt from related parties, we repaid $0.8 million and $0.8 million of principal and interest, respectively, in the three months ended March 31, 2019. No other significant changes have occurred in total debt from related parties since December 31, 2018. See Note 6 - Outstanding Loans and Security Agreements for additional information on our debt facilities. During the three months ended March 31, 2019 and 2018, interest expense on debt from related parties was $1.6 million and $2.6 million, respectively.

16. Subsequent Events
There have been no other subsequent events that occurred during the period subsequent to the date of these financial statements that would require adjustment to, or disclosure in, the financial statements as presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under ITEM 1A - Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
Our solution, our Energy Server, is a stationary power generation platform built for the digital age and capable of delivering highly reliable, uninterrupted, 24x7 constant power that is also clean and sustainable. The Energy Server converts standard low-pressure natural gas or biogas into electricity through an electrochemical process without combustion, resulting in very high conversion efficiencies and lower harmful emissions than conventional fossil fuel generation. A typical configuration produces 250 kilowatts of power in a footprint roughly equivalent to that of half of a standard thirty-foot shipping container, or approximately 125 times more space-efficient than solar power generation. 250 kilowatts of power is roughly equivalent to the constant power requirement of a typical big box retail store. Any number of these Energy Server systems can be clustered together in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts.
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

Purchase and Lease Programs
Initially, we only offered our Energy Servers on a direct purchase basis, in which the customer purchases the product directly from us. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed the Traditional Lease, Managed Services, Bloom Electrons program and further, our Third-Party PPA Program. The Third-Party PPA Program carries many of the same obligations as a traditional Bloom Electrons program, except that we do not have any equity interest in the PPA structure. Therefore, the Bloom Electrons programs and the various Third-Party PPA Programs are collectively described here under the Power Purchase Agreement Program(s). The substantial majority of bookings made and revenue generated in recent periods are pursuant to Third-Party PPA Programs.
Power Purchase Agreement Programs
Our customers have the option to purchase electricity produced by our Energy Servers through a financed offering which we refer to as a Power Purchase Agreement Program, whereby one or more parties are equity investors in financing the entities that purchase the Energy Servers. The entity owning the Energy Server then enters into agreements with the customer pursuant to which the customer purchases the electricity generated by the Energy Server for a fixed price per kilowatt-hour (kWh). Our Power Purchase Agreement Programs include both the Bloom Electrons program, which includes an equity investment by us and in which we recognize revenue as the electricity is produced, and our Third-Party PPA programs, in which we have no equity investment and we recognize revenue on acceptance.
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
Lease Programs
In our Lease Programs, we sell the Energy Server to a financing party that in turn leases the Energy Server to the customer. We then enter into an operations and maintenance agreement with the customer. The customer pays the financing party a rent payment and pays us an operations and maintenance fee. In our Lease programs we recognize revenue at the time of the sale to the financing party, which typically occurs in connection with acceptance.
Managed Services Programs
In our Managed Services Programs, we sell the Energy Server to a financing party and simultaneously lease the Energy Server back from the financing party. We then enter into an Energy Server services agreement with the customer. The customer pays us a fixed payment equal to our lease payment obligation to the financing party. In some cases, the customer may also pay us an operations and maintenance fee. In our Managed Services programs we recognize revenue at the time of the sale to the financing party, which typically occurs in connection with acceptance.
Purchase Options
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
Our capacity to offer our Energy Servers through any of these arrangements depends in large part on the ability of the parties involved in providing payment for the Energy Servers to monetize the related investment tax credits, accelerated tax depreciation and other incentives, and/or the future power purchase obligations of the end customer. Interest rate fluctuations would also impact the attractiveness of any financing offerings for our customers, and currency exchange fluctuations may also impact the attractiveness of international offerings. The Traditional Lease, Managed Services and Power Purchase Agreement Program options are limited by the creditworthiness of the customer. Additionally, the Traditional Lease and Managed Services options, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the Energy Servers or our performance of our obligations under the customer agreement.
Under each purchase option, we provide warranties and performance guaranties for the Energy Servers’ efficiency and output. Under direct purchase, Traditional Lease, and Power Purchase Agreement Program options, the warranty and performance guaranty is typically included in the price of the Energy Server for the first year. The warranty and performance guaranty may be renewed annually at the customer’s option - as an operations and maintenance services agreement - at predetermined prices for a period of up to 25 years. Historically, our customers have almost always exercised their option to renew under these operations and maintenance services agreements. Under the Power Purchase Agreement Programs, we provide warranties and performance guaranties regarding the Energy Servers’ efficiency to the customer (i.e., the electricity user), and we provide warranties and performance guaranties regarding the Energy Servers’ output to the customer that purchases the Energy Servers. Additionally, under the Managed Services program, the operations and maintenance services agreements are priced separately and included for a fixed period specified in the customer agreement. This period is typically either 6 or 10 years, which may be extended at the option of the parties for additional years with all payments made annually.
Warranty Commitments - We typically provide (i) an output warranty to operate at or above a specified baseload output of the Energy Servers on a site, and (ii) an efficiency warranty to operate at or above a specified level of fuel efficiency. Both are measured on a monthly, cumulative, or other basis, as specified in the Financing Agreement or customer agreement, as applicable. Upon the applicable beneficiary making a warranty claim for a failure of any of our warranty commitments, we are then obligated to repair or replace the Energy Server, or if a repair or replacement is not feasible, to pay the customer an amount approximately equal to the net book value of the Energy Server, after which the Financing Agreement or customer agreement would be terminated.

Performance Guaranties - Our performance guaranties are negotiated on a case-by-case basis, but we typically provide (i) an output guaranty to deliver a specified amount of electricity, and (ii) an efficiency guaranty to operate at or about a specified level of fuel efficiency. The output guaranty and efficiency guaranty are each typically measured on a cumulative basis from the date the applicable Energy Server(s) are commissioned, but the measurement period may be subject to negotiations on a case-by-case basis. In each case, underperformance obligates us to make a payment to the applicable beneficiary, subject to a cap specified in the applicable agreement.
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
In Japan, sales are conducted pursuant to a Japanese joint venture established between us and subsidiaries of SoftBank Corp, called Bloom Energy Japan Limited ("Bloom Energy Japan"). Under this arrangement, we sell Energy Servers to Bloom Energy Japan and we recognize revenue once the Energy Servers leave the port of the U.S. as Bloom Energy Japan enters into the contract with the end customer and performs all installation work, as well as some of the operations and maintenance work.
In 2018, Bloom Energy Japan consummated a sale of Energy Servers into certain countries in the Asia Pacific region. Following this sale, we entered into a Preferred Distributor Agreement with SK Engineering & Construction Co., Ltd. to enable us to sell directly into the Asia Pacific region.

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

Comparison of the Three Months Ended March 31, 2019 and 2018
Acceptances
We use acceptances as a key operating metric to measure the volume of our completed sales operational activity from period to period. We typically define an acceptance as when an Energy Server is installed and running at full power as defined in the customer contract or the financing agreements. For orders where one of our partners performs the installation, acceptances are generally achieved when the Energy Servers are shipped.
The product acceptances in the period were as follows:

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

Product accepted during the period (in 100 kilowatt systems)	235	166	69	41.6%
Product accepted increased approximately 69 systems, or 41.6%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Acceptance volume increased as we continue to drive growth from our backlog, as well as enhancing our ability and capacity to install more Energy Servers with our installation team.
As discussed in the Purchase and Lease Programs above, our customers have several purchase options for our Energy Servers.
The portion of acceptances attributable to each purchase option in the period was as follows:

	Three Months Ended March 31,
	2019	2018

Direct Purchase (including Third Party PPAs)	95%	100%
Traditional Lease	5%	—%
Managed Services	—%	—%
Bloom Electrons	—%	—%
	100%	100%
The portion of total revenue attributable to each purchase option in the period was as follows:

	Three Months Ended March 31,
	2019	2018

Direct Purchase (including Third Party PPAs)	62%	83%
Traditional Lease	25%	—%
Managed Services	2%	4%
Bloom Electrons	11%	13%
	100%	100%

Costs Related to Our Products

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

Product costs of product accepted in the period	$3,206/kW	$3,855/kW	$(649)/kW	(16.8)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$6,937	$10,785	$(3,848)	(35.7)%
Installation costs on product accepted in the period	$676/kW	$526/kW	$150/kW	28.5%
Product costs of product accepted decreased approximately $649 per kilowatt, or 16.8%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved automation at our manufacturing facilities.
Period costs of manufacturing related expenses decreased approximately $3.8 million, or 35.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.
Installation costs on product accepted increased approximately $150 per kilowatt, or 28.5%, for 2019, as compared to 2018. Each customer site is different and installation costs can vary due to a number of factors, including size and site complexity, such as site and utility location, presence of a storage solution, regulatory and any other customer requirements. As such, installation on a per kW basis can vary significantly from period-to-period.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(in thousands except percents)
Product	$141,734	$121,307	$20,427	16.8%
Installation	22,258	14,118	8,140	57.7%
Service	23,290	19,907	3,383	17.0%
Electricity	13,425	14,029	(604)	(4.3)%
Total revenue	$200,707	$169,361	$31,346	18.5%
Total Revenue
Total revenue increased approximately $31.3 million, or 18.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Revenue in the three months ended March 31, 2018 included a one-time benefit of $45.5 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. Excluding this one-time retroactive ITC benefit in 2018, revenue increased during the three months ended March 31, 2019 by approximately $76.8 million, or 62.0% compared to the same period in 2018. This increase was driven primarily by the increase in product acceptances of approximately 69 systems, or 41.6%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
Product and installation revenue combined increased approximately $28.6 million, or 21.1%, to $164.0 million for the three months ended March 31, 2019 from $135.4 million for the three months ended March 31, 2018. The upfront portion of the product and install revenue increased approximately $32.9 million to $161.4 million for the three months ended March 31, 2019 from $128.6 million for the three months ended March 31, 2018. This increase in upfront product and install revenue was primarily due to the increase in upfront acceptances to 235 in the three months ended March 31, 2019 from 166 in the three months ended March 31, 2018. The upfront product and install average selling price decreased to $6,870 per kilowatt for the three months ended March 31, 2019, from $7,745 per kilowatt for the three months ended March 31, 2018, primarily driven by the one-time 2017 retroactive ITC benefit recognized in the same period in 2018.
Product Revenue
Product revenue increased approximately $20.4 million, or 16.8%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily driven by the increase in acceptances of 69 systems, partially offset by a one-time benefit associated with the 2017 retroactive ITC benefit recognized in the same period in 2018.
Installation Revenue
Installation revenue increased approximately $8.1 million, or 57.7%, from $14.1 million for the three months ended March 31, 2018 to $22.3 million for the three months ended March 31, 2019. This increase was generally driven by the increase in acceptances for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. In addition to the change in acceptance volume, installation revenue can increase or decrease from period to period as a result of differences in size and complexity for the sites accepted. Both the cost and revenue of installations can vary based on the size of the installation, the complexity of the installation, the features and ancillary equipment included in the installation, and whether or not we perform the installation as part of the overall scope of the customer contract.
Service Revenue
Service revenue increased approximately $3.4 million, or 17.0%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue decreased approximately $0.6 million, or 4.3%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to the normal fluctuation in energy produced by the PPA entities' Energy Servers.
Cost of Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(in thousands except percents)
Cost of revenue:
Product	$124,000	$80,355	$43,645	54.3%
Installation	24,166	10,438	13,728	131.5%
Service	27,557	24,253	3,304	13.6%
Electricity	9,229	10,649	(1,420)	(13.3)%
Total cost of revenue	$184,952	$125,695	$59,257	47.1%
Gross profit (loss)	$15,755	$43,666	$(27,911)	(63.9)%
Total Cost of Revenue
Total cost of revenue increased approximately $59.3 million, or 47.1%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Total cost of revenue includes stock-based compensation which increased approximately $12.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Total cost of revenue, excluding stock-based compensation, increased approximately $46.8 million, or 37.8%, to $170.6 million for the three months ended March 31, 2019, as compared to $123.8 million for the three months ended March 31, 2018. This increase in total cost of revenue was primarily attributable to higher product and install cost of revenue which was driven by an increase in the volume of product acceptances.

Combined product and installation cost of revenue increased approximately $57.4 million, or 63.2%, to $148.2 million for the three months ended March 31, 2019, from $90.8 million for the three months ended March 31, 2018. The upfront portion of the product and installation cost of revenue, excluding stock based compensation, increased approximately $46.2 million to $135.3 million for the three months ended March 31, 2019, from $89.1 million for the three months ended March 31, 2018. This increase in upfront product and installation cost of revenue was primarily due to the increase in upfront acceptances to 235 in the three months ended March 31, 2019, from 166 in the three months ended March 31, 2018. The upfront product and installation average cost of revenue on a per kilowatt basis, also described as total installed system cost ("TISC") increased to $5,658 per kilowatt for the three months ended March 31, 2019, from $5,074 per kilowatt for the three months ended March 31, 2018. This increase was primarily driven by the increase in installation costs resulting from the difference in size and complexity for the sites accepted in the three months ended March 31, 2019.
Cost of Product Revenue
Cost of product revenue increased approximately $43.6 million, or 54.3%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was driven by the increase in acceptances and an increase in stock-based compensation, partially offset by a one-time payment of $9.4 million recorded to cost of product revenue in the three months ended March 31, 2018. This $9.4 million cost was driven by the reinstatement of the ITC program in February 2018, where we were required to repay certain suppliers for previously negotiated contractual discounts.
Cost of Installation Revenue
Cost of installation revenue increased approximately $13.7 million, or 131.5%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was generally driven by the increase in acceptances, as well as the difference in size and complexity for the sites accepted in the three months ended March 31, 2019.
Cost of Service Revenue
Cost of service revenue increased approximately $3.3 million, or 13.6%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase in service cost was primarily due to more power module replacements required in the fleet as a result of a larger fleet of installed Energy Servers during the normal day to day maintenance process.
Cost of Electricity Revenue
Cost of electricity revenue decreased approximately $1.4 million, or 13.3%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, mainly due to a gain recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.
Gross Profit (Loss)

	Three Months Ended March 31,		Change
	2019	2018	Amount

	(in thousands)
Gross Profit (Loss):
Product	$17,734	$40,952	$(23,218)
Installation	(1,908)	3,680	(5,588)
Service	(4,267)	(4,346)	79
Electricity	4,196	3,380	816
Total Gross Profit (Loss)	$15,755	$43,666	$(27,911)

Gross Margin:
Product	13%	34%
Installation	(9)%	26%
Service	(18)%	(22)%
Electricity	31%	24%
Total Gross Margin	8%	26%

Total Gross Profit
Gross profit decreased $27.9 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. During the three months ended March 31, 2018, gross profit included a one-time benefit of $36.1 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. In addition, stock-based compensation increased approximately $12.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Excluding this one-time retroactive ITC benefit in the three months ended March 31, 2018 and excluding stock based compensation, gross profit increased in the three months ended March 31, 2019 by approximately $20.7 million, or 218.3%, as compared to the three months ended March 31, 2018. This increase was generally as a result of the increase in product acceptances and lower product cost driven by increased volume and ongoing cost reduction activities, offset by higher installation costs.
Product Gross Profit
Product gross profit decreased $23.2 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Excluding the one-time retroactive ITC benefit in the three months ended March 31, 2018 of $36.1 million and excluding stock based compensation, product gross profit increased in the three months ended March 31, 2019 by approximately $22.4 million, as compared to the three months ended March 31, 2018. This increase was generally as a result of the increase in product acceptances and lower product cost driven by increased volume and ongoing cost reduction activities.
Installation Gross Loss
Installation margins declined by $5.6 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This decline was due to higher stock based compensation expense and higher installation costs associated with the size and complexity of customer sites accepted in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, as well as the size of each installation, which can cause variability in installation costs.
Service Gross Loss
Service gross loss improved $0.1 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Our service gross loss remained relatively flat on a larger installed base generally due to less frequent power module replacements being required as our fleet transitions to our more recent technology.
Electricity Gross Profit
Electricity gross profit increased $0.8 million, or 24.1%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, mainly due to a gain recorded as a result of the fair value adjustment on a natural gas fixed price forward contract.
Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(in thousands except percents)
Research and development	$28,859	$14,731	$14,128	95.9%
Sales and marketing	20,463	8,262	12,201	147.7%
General and administrative	39,074	14,988	24,086	160.7%
Total operating expenses	$88,396	$37,981	$50,415	132.7%
Total Operating Expenses
Total operating expenses increased $50.4 million, or 132.7%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Total operating expenses includes stock-based compensation expenses, which increased approximately $43.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, accounting for much of the year-over-year increase. The increase in stock-based compensation is primarily attributable to a one-time employee grant of restricted stock units ("RSUs") at the time of our IPO. These RSUs have a 2-year vesting period starting at the time of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition to the one-time grant, the stock-based compensation includes some previously granted RSUs that vested upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $7.0 million, or 21.8%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation servers and customer personalized application technology development, expenses related to our demand generation functions, and expenses related to our public company readiness.
Research and Development
Research and development expenses increased approximately $14.1 million, or 95.9%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Research and development expenses include stock-based compensation expenses, which increased approximately $12.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The majority of this increase was due to stock-based compensation expenses related to the RSUs grants made at the time of our IPO. Total research and development expenses, excluding stock-based compensation, increased approximately $1.5 million, or 11.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to compensation-related expenses for hiring new employees and investments made for our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrid and storage solutions.
Sales and Marketing
Sales and marketing expenses increased approximately $12.2 million, or 147.7%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Sales and marketing expenses includes stock-based compensation expenses, which increased approximately $10.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The majority of this increase was due to stock-based compensation expenses related to the RSUs grants made at the time of our IPO. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $1.6 million, or 22.4%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to develop new customer financing programs and partners.
General and Administrative
General and administrative expenses increased approximately $24.1 million, or 160.7%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. General and administrative expenses includes stock-based compensation expenses, which increased approximately $20.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The majority of this increase was due to stock-based compensation expenses related to the RSUs grants made at the time of our IPO. Total general and administrative expenses, excluding stock-based compensation, increased approximately $3.8 million, or 32.9%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase in general and administrative expenses was due to an increase in compensation related expenses associated with hiring new employees to support public company readiness across accounting and legal functions, expenses related to becoming a public company, and information technology related expenses for infrastructure and security support.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(in thousands except percents)
Cost of revenue	$14,372	$1,898	$12,474	657.2%
Research and development	14,230	1,638	12,592	768.7%
Sales and marketing	11,512	952	10,560	1,109.2%
General and administrative	23,768	3,468	20,300	585.4%
Total stock-based compensation	$63,882	$7,956	$55,926	702.9%
Total stock-based compensation increased $55.9 million, or 702.9%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Of the $63.9 million in stock based compensation for the three months ended March 31, 2019, approximately $31.0 million was related to a one-time RSUs grant to our employees that were issued at the time of our IPO and that have a 2-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon completion of our IPO.
Other Income and Expense

	Three Months Ended March 31,		Change
	2019	2018	Amount

	(in thousands)
Interest income	$1,885	$415	$1,470
Interest expense	(15,962)	(21,379)	5,417
Interest expense, related parties	(1,612)	(2,627)	1,015
Other income (expense), net	265	(75)	340
Loss on revaluation of warrant liabilities and embedded derivatives	—	(4,034)	4,034
Total	$(15,424)	$(27,700)	$12,276
Total Other Income and Expense
Total other income and expense decreased $12.3 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This decrease was primarily due to the decrease in the loss on revaluation of warrant liabilities and a decrease in interest expense following the conversion of a portion of our debt into equity at the time of the IPO.
Interest Income
Interest income increased $1.5 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to the increase in interest on the short term investment balances which increased as a result of the proceeds from the IPO.
Interest Expense
Interest expense decreased $5.4 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This decrease was primarily due to lower amortization expense of our debt derivatives and due to the conversion of a portion of our debt into equity at the time of the IPO.
Interest Expense, Related Parties
Interest expense, related parties decreased $1.0 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This decrease was due to the conversion of $40.1 million of our 8% Notes from related parties into equity at the time of the IPO.
Other Income (Expense), net
Other income (expense), net improved $0.3 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily due to changes in foreign currency translation expense.
Loss on Revaluation of Warrant Liabilities and Embedded Derivatives
For the three months ended March 31, 2019, the revaluation of warrant liabilities and embedded derivatives was zero. Upon the IPO, the final valuation of the embedded derivatives related to the 6% Notes was reclassified from a derivative liability to additional paid-in capital. For the three months ended March 31, 2018, we recognized a net loss of $4.0 million primarily due to an increase in our derivative valuation adjustment of $7.5 million which was partially offset by the $3.4 million gain recognized from the revaluation of the preferred warrant liability.
.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(in thousands except percent)
Income tax provision	$208	$333	$(125)	(37.5)%
Income tax provision decreased by $0.1 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2019	2018	Amount	%

	(in thousands except percent)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(3,832)	$(4,632)	$800	17.3%
Total loss attributable to noncontrolling interests decreased $0.8 million, or 17.3%, in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The net loss decreased due to the allocation of our lower net loss to our noncontrolling interests.

Unaudited Quarterly Supplemental Financial Information
The following consolidated statements of operations, presented on a quarterly basis for the nine quarters ended March 31, 2019 are unaudited. These statements have been prepared in accordance with U.S. GAAP for interim financial information and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented (in thousands, except per share):

	2019	2018				2017
	March 31	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
Revenue:
Product	$141,734	$156,671	$125,690	$108,654	$121,307	$66,913	$45,255	$39,935	$27,665
Installation	22,258	21,363	29,690	26,245	14,118	21,601	14,978	14,354	12,293
Service	23,290	21,752	20,751	19,975	19,907	19,927	19,511	18,875	18,591
Electricity	13,425	13,820	14,059	14,007	14,029	14,810	14,021	13,619	13,648
Total revenue	200,707	213,606	190,190	168,881	169,361	123,251	93,765	86,783	72,197
Cost of revenue:
Product	124,000	128,076	95,357	70,802	80,355	70,450	53,923	47,545	38,855
Installation	24,166	31,819	40,118	37,099	10,438	16,933	14,696	14,855	13,445
Service	27,557	28,475	22,651	19,260	24,253	14,012	30,058	21,308	18,219
Electricity	9,229	7,988	8,679	8,949	10,649	9,806	10,178	8,881	10,876
Total cost of revenue	184,952	196,358	166,805	136,110	125,695	111,201	108,855	92,589	81,395
Gross profit (loss)	15,755	17,248	23,385	32,771	43,666	12,050	(15,090)	(5,806)	(9,198)
Operating expenses:
Research and development	28,859	32,970	27,021	14,413	14,731	15,181	12,374	12,368	11,223
Sales and marketing	20,463	24,983	21,476	8,254	8,262	9,346	6,561	8,663	7,845
General and administrative	39,074	47,471	40,999	15,359	14,988	14,818	13,652	14,325	12,879
Total operating expenses	88,396	105,424	89,496	38,026	37,981	39,345	32,587	35,356	31,947
Income (loss) from operations	(72,641)	(88,176)	(66,111)	(5,255)	5,685	(27,295)	(47,677)	(41,162)	(41,145)
Interest income[1]	1,885	1,996	1,467	444	415	298	223	138	100
Interest expense[1]	(17,574)	(17,806)	(18,819)	(25,196)	(24,007)	(29,807)	(28,899)	(25,554)	(24,363)
Other income (expense), net[1]	265	635	(705)	(855)	(74)	(123)	(263)	(124)	19
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	—	(13)	1,655	(19,198)	(4,034)	(15,114)	572	(668)	215
Net loss before income taxes	(88,065)	(103,364)	(82,513)	(50,060)	(22,015)	(72,041)	(76,044)	(67,370)	(65,174)
Income tax provision (benefit)	208	1,079	(3)	128	333	(120)	314	228	214
Net loss	(88,273)	(104,443)	(82,510)	(50,188)	(22,348)	(71,921)	(76,358)	(67,598)	(65,388)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,832)	(4,662)	(3,931)	(4,511)	(4,632)	(4,160)	(4,527)	(4,123)	(5,856)
Net loss attributable to Class A and Class B common stockholders	$(84,441)	$(99,781)	$(78,579)	$(45,677)	$(17,716)	$(67,761)	$(71,831)	$(63,475)	$(59,532)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.76)	$(0.91)	$(0.97)	$(4.34)	$(1.70)	$(6.56)	$(6.97)	$(6.22)	$(5.87)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	111,842	109,416	81,321	10,536	10,403	10,333	10,305	10,209	10,143
1 Certain prior years' amounts reported herein have been reclassified to conform to current period presentation.

Liquidity and Capital Resources
As of March 31, 2019, we had an accumulated deficit of approximately $2.7 billion. We have financed our operations, including the costs of acquisition and installation of Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our preferred and common stock, debt financings and cash provided from our operations. As of March 31, 2019, we had $401.3 million of total outstanding recourse debt and $397.8 million of total outstanding non-recourse debt plus other long term liabilities. See Note 6 - Outstanding Loans and Security Agreements for a complete description of our outstanding debt. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents and short-term investments of $320.4 million and $325.1 million, respectively.
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
Cash Flows - Three Months Ended March 31, 2019 and 2018
Overview
A summary of our sources and uses of cash, cash equivalents and restricted cash for March 31, 2019 and 2018, is as follows (in thousands):

	Three Months Ended March 31,		Change
	2019	2018

Net cash provided by (used in):
Operating activities	$(4,170)	$(34,487)	$30,317
Investing activities	95,109	6,536	88,573
Financing activities	(1,490)	(9,069)	7,579
Net cash provided by (used in)	$89,449	$(37,020)	$126,469
In the three months ended March 31, 2019, we provided cash of $89.4 million and in the three months ended March 31, 2018, we used cash of $37.0 million. In the three months ended March 31, 2019, cash used in operating activities decreased by $30.3 million to cash used in operating activities of $4.2 million in the three months ended March 31, 2019 from cash used in operating activities of $34.5 million in the same period in 2018. The improvement in cash used in operating activities for the three months ended March 31, 2019 was due to an increase of 69 acceptances over the period relative to the same period in 2018.
In the three months ended March 31, 2019, cash provided by investing activities increased by $88.6 million to cash provided of $95.1 million in the three months ended March 31, 2019 from cash provided by investing activities of $6.5 million in the three months ended March 31, 2018. The increase in cash provided by investing activities for the three months ended March 31, 2019 was primarily due to increase in proceeds from maturity of marketable securities. In the three months ended March 31, 2019, cash used in financing activities decreased by $7.6 million to cash used of $1.5 million in the three months ended March 31, 2019 from cash used of $9.1 million in the same period in 2018.

Net cash provided by our variable interest entities (the "PPA Entities") which are incorporated into the condensed consolidated statement of cash flows for March 31, 2019 and 2018, is as follows (in thousands):

	Three Months Ended March 31,		Change
	2019	2018

PPA Entities ¹
Net cash provided by PPA operating activities	$15,490	$16,614	$(1,124)

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

Operating Activities
In the three months ended March 31, 2019, we used approximately $4.2 million of cash in operating activities. This use of cash resulted primarily from a net operating loss of $88.3 million, which included net non-cash charges of $79.9 million. Non-cash items include depreciation and amortization of approximately $11.3 million, a gain on revaluation of derivative contracts of $0.5 million, stock-based compensation of $63.9 million and amortization of debt discount of $3.9 million. Net cash used in operating activities consisted primarily of a decrease in deferred revenue and customer deposits of approximately $44.5 million relating to upfront milestone payments received from customers, a decrease in accounts payable of $2.5 million, and a decrease in accrued warranty of $2.5 million, mostly offset by a decrease in inventory of $15.9 million, a decrease in accounts receivable of $0.8 million, a decrease in prepaid expenses and other current assets of $5.2 million, a decrease in deferred cost of revenue of $26.0 million, an increase in other current liabilities of $0.8 million and an increase in other long-term liabilities of $3.5 million.
In the three months ended March 31, 2018, we used approximately $34.5 million in operating activities. This use of cash resulted primarily from a net operating loss of $22.3 million, which included non-cash charges of $33.2 million partially offset by non-cash benefits of $3.4 million. Non-cash items include depreciation and amortization of approximately $10.8 million, a loss on revaluation of derivative contracts of $7.2 million, stock-based compensation of $8.0 million and amortization of debt discount of $5.9 million. Net cash used in operating activities consisted primarily of an increase in accounts receivable of $28.2 million, an increase in inventory of $6.8 million, an increase in prepaid expenses and other current assets of $0.4 million, a decrease in accounts payable of $0.8 million, a decrease of accrued other current liabilities of $10.1 million, and a decrease in deferred revenue and customer deposits of $22.3 million relating to upfront milestone payments received from customers, partially offset by a decrease in deferred cost of revenue of $16.3 million, and an increase in other long term liabilities of $8.0 million.
Net cash used in operating activities decreased $30.3 million for the three months ended March 31, 2019 when compared to the prior year's three months ended March 31, 2018. This decrease was primarily the result of other activities providing cash flow source improvements including an increase in deferred cost of revenue of $26.0 million compared to the prior year's period increase of $16.3 million, and a decrease in accounts payable of $2.5 million compared to a decrease of $0.8 million in the prior year's period, a decrease in inventory for 2019 of $15.9 million compared to the prior year's increase of $6.9 million, a decrease in accounts receivable of $0.8 million compared to the prior year's increase of $28.2 million. Activities which partially offset the decrease of cash used in operating activities were an increase in our net loss of $65.9 million only partially offset by a higher net non-cash items benefit of $50.1 million when compared to the prior year's period, a decrease in deferred revenue and customer deposits of $44.5 million compared to a decrease of $22.3 million of those accounts in the prior year's period.
Investing Activities
Our investing activities consist primarily of capital expenditures, which include our expenditures to maintain or increase the scope of our manufacturing operations. These capital expenditures also include leasehold improvements to our office space, purchases of office equipment, IT infrastructure equipment and furniture and fixtures.
In the three months ended March 31, 2019, we provided approximately $95.1 million in cash from investing activities. This is primarily the result of proceeds from maturity of marketable securities of $104.5 million, partially offset by $8.5 million used for the purchase of fixed assets.
In the three months ended March 31, 2018, we provided approximately $6.5 million in cash from investing activities. This is primarily the result of net proceeds from maturity of, and partial reinvestment in, marketable securities of $6.8 million.

Net cash provided by investing activities increased $88.6 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. The change is primarily due to the increased proceeds from maturity of marketable securities, net of reinvestments in marketable securities in the prior year's period. Our use of cash in the three months ended March 31, 2019 for the purchase of property, plant and equipment increased, as compared to the same period in 2018, due to completing a move to our new corporate headquarters which is used for administration, research and development, and sales and marketing.
Financing Activities
In the three months ended March 31, 2019, we had $1.5 million of net cash used by financing activities. This resulted primarily from distributions paid to our PPA Equity Investors of $3.2 million and repayments of $5.8 million of long-term debt, partially offset by proceeds from issuance of common stock of $7.5 million.
In the three months ended March 31, 2018, we had $9.1 million used by financing activities. This was primarily from distributions paid to our PPA Equity Investors of $3.8 million and repayments of $4.8 million of long-term debt.
Net cash used in financing activities decreased $7.6 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, primarily as a result the proceeds from issuance of common stock in the three months ended March 31, 2019.
Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$2,857	$1,683	$1,112	$2,795	$—
5% convertible promissory note due December 2020	33,104	—	35,136	35,136	—
6% convertible promissory notes due December 2020	296,233	—	267,289	267,289	—
10% notes due July 2024	100,000	14,000	82,073	96,073	—
Total recourse debt	432,194	15,683	385,610	401,293	—
5.22% senior secured term notes due March 2025	76,827	12,151	63,635	75,786	—
7.5% term loan due September 2028	39,759	2,341	33,417	35,758	—
LIBOR + 5.25% term loan due October 2020	24,438	926	22,808	23,734	—
6.07% senior secured notes due March 2030	82,889	2,634	79,172	81,806	—
LIBOR + 2.5% term loan due December 2021	124,593	3,775	118,926	122,701	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	348,506	21,827	317,958	339,785	1,220
Total debt	$780,700	$37,510	$703,568	$741,078	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. We were in compliance with all of our financial covenants as of March 31, 2019 and 2018.

Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of March 31, 2019 and 2018 was 6.5% and 5.9%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of March 31, 2019 and 2018, the debt outstanding was $2.9 million and $3.3 million, respectively.
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
Investors held the right to convert the unpaid principal and accrued interest of both the 8% and 5% notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon our IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the Company's IPO, 5,734,440 shares of Class B common stock were issued from conversions and the 8% Notes were retired. Constellation, the holders of the 5% convertible promissory notes, have not elected to convert as of March 31, 2019. The outstanding unpaid principal and accrued interest debt balance of the 5% Note of $34.7 million was classified as non-current as of March 31, 2019, and the outstanding unpaid principal and accrued interest debt balance of the 8% Notes of $244.7 million was classified as non-current as of December 31, 2018.
6% Convertible Promissory Notes due December 2020 - Between December 2015 and September 2016, we issued $260.0 million convertible promissory notes due December 2020 ("6% Notes") to certain investors. The 6% Notes bore a 5% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 6% Notes in June 2017 to reduce the collateral securing the notes and to increase the interest rate from 5% to 6%.
As of March 31, 2019 and 2018, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million and $286.1 million, respectively. Upon the IPO, the debt is convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, we amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, we paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
On or after July 27, 2020, we may redeem, at our option, all or part of the 6% Notes if the last reported sale price of our common stock has been at least $22.50 for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the three trading days immediately preceding the date on which we provide written notice of redemption. In certain circumstances, the 6% Notes are also redeemable at our option in connection with a change of control.
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
10% Notes due July 2024 - In June 2017, we issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature between 2019 and 2024 and bear a 10.0% fixed rate of interest, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to us as servicing, operations and maintenance fees and administrative fees from the five active power purchase agreements in our Bloom Electrons program. Under the terms of the indenture governing the notes, we are required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. As of March 31, 2019, we were in compliance with all of such covenants. In addition, we are required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict us with respect to investing in non-PPA subsidiaries. If we do not meet the minimum collateral test, we cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes.
Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $11.2 million and $11.2 million as of March 31, 2019 and 2018, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The notes are secured by all the assets of PPA II.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.7 million and $3.7 million as of March 31, 2019 and 2018, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million March 31, 2019 and 2018, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $7.6 million as of March 31, 2019 and $6.5 million as of December 31, 2018, and which was included as part of long-term restricted cash in the consolidated balance sheets.
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
Letters of credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a letter of credit ("LC") facility, with the characteristics of a line of credit, with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of March 31, 2019 and December 31, 2018 was $5.0 million and $5.0 million, respectively. The unused capacity as of March 31, 2019 and December 31, 2018 was $1.2 million and $1.2 million, respectively.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA entities that is non-recourse to Bloom Energy Corporation as of March 31, 2019:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt(1)	$432,194	$8,286	$360,908	$38,000	$25,000
Non-recourse debt(2)	348,506	15,796	184,173	46,268	102,269
Operating leases	48,135	5,481	13,023	8,267	21,364
Sale-leaseback leases from managed services	88,627	8,010	21,930	22,740	35,947
Other sale-leaseback related transactions	29,670	—	9,282	9,282	11,106
Natural gas fixed price forward contracts	8,796	3,241	5,555	—	—
Grant for Delaware facility	10,469	—	10,469	—	—
Interest rate swap	5,719	108	923	1,975	2,713
Supplier purchase commitments	5,633	3,650	1,983	—	—
Renewable energy credit obligations	1,699	774	925	—	—
Accrued other current liabilities(3)	1,723	1,723	—	—	—
Asset retirement obligations	500	500	—	—	—
Total	$981,671	$47,569	$609,171	$126,532	$198,399

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

We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of March 31, 2019 and 2018, we had no off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of fiscal 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for a more complete discussion of the market risks we encounter.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
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
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, in the three months ended March 31, 2019, three customers accounted for approximately 72% of our total revenue. In year ended December 31, 2018, two customers accounted for approximately 54% of our total revenue. One of these customers, the Southern Company, wholly owns a Third-Party PPA, and this entity purchases Energy Servers, that are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer could materially and adversely affect our business results.
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
Early generations of our Energy Server did not have the useful life and did not perform at an output and efficiency level that we expected. We implemented a fleet decommissioning program for our early generation Energy Servers in our PPA I program, which resulted in a significant adjustment to revenue in the quarter ended December 31, 2015, as we would otherwise have failed to meet efficiency and output warranties. As of March 31, 2019, we had a total of 57 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total installed base of 396 megawatts. We expect that our deployed early generation Energy Servers may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements in respect of those servers.
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
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the U.S. also provide incentives to end users and purchasers of our Energy Servers. We currently have operations and sell our Energy Servers in Japan, China, India, and the Republic of Korea, collectively our Asia Pacific region, where Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in eleven U.S. states, each of which may have its own enabling policy framework. We rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of the Energy Servers to our customers in the U. S. and the Asia Pacific region. Our financing partners and Equity Investors in Bloom Electrons programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
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
As another example, the California Self Generation Incentive Program ("SGIP") is a program administered by the California Public Utilities Commission ("CPUC") which provides incentives to investor-owned utility customers that install eligible distributed energy resources. In July 2016, the CPUC modified the SGIP to provide a smaller allocation of the incentives available to generating technologies such as our Energy Servers and a larger allocation to storage technologies. As modified, the SGIP will require all eligible power generation sources consuming natural gas to use a minimum 50% biogas to receive SGIP funds in 2019 and 100% in 2020. In addition, the CPUC provided a further limitation on the available allocation of funds that any one participant may claim under the SGIP. The SGIP will expire on January 21, 2021 absent any extension. Our customer sites accepted benefiting from the SGIP represented approximately 0% and 18% of total sites accepted for the three months ended March 31, 2019 and 2018, respectively.
Changes in federal, state, or local programs or the RPS in the Asia Pacific region could reduce demand for our Energy Servers, impair sales financing, and adversely impact our business results. The continuation of these programs depends upon political support which to date has been bipartisan and durable. Nevertheless, one set of political activists aggressively seeks to eliminate these programs while another set seeks to deny access to these programs for any technology that relies on natural gas, regardless of the technology’s positive contribution to reducing air pollution, reducing carbon emissions or enabling electric service to be more reliable and resilient.
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
Although the current generation of Energy Servers running on natural gas produce nearly 60% less carbon emissions compared to the average of U.S. combustion power generation, the operation of our Energy Servers does produce carbon dioxide (CO2), which has been shown to be a contributing factor to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers, or we could be prohibited from completing new installations or continuing to operate existing projects. Certain municipalities in California have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of March 31, 2019, we had an accumulated deficit of $2.7 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:

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
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires, among other things, that public companies evaluate the effectiveness of their internal control over financial reporting and disclosure controls and procedures. As a recently public company and as an emerging growth company, we elected to delay adopting the requirements of the Sarbanes-Oxley Act as is our option under the Sarbanes-Oxley Act. Although we did not discover any material weaknesses in internal control over financial reporting at March 31, 2019, subsequent testing by us or our independent registered public accounting firm, which has not yet performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial cost, expend significant management time on compliance-related issues, and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission ("SEC") or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock. For further discussion on Section 404A compliance, see our Risk Factor: We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
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
As of March 31, 2019, we and our subsidiaries had approximately $741.1 million of total consolidated indebtedness, of which an aggregate of $401.3 million represented indebtedness that is recourse to us. Of this $741.1 million debt, $35.1 million represented debt under our 5% Notes, $2.8 million represented operating debt, $339.8 million represented debt of our PPA Entities, $267.3 million represented debt under our 6% Notes and $96.1 million represented debt under our 10% Notes. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things, to:

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
As of March 31, 2019, we and our subsidiaries had approximately $741.1 million of total consolidated indebtedness, including $37.5 million in short-term debt and $703.6 million in long-term debt. In addition, our 10% Notes contain restrictions on our ability to issue additional debt and both the 6% Notes and 10% Notes limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. For example, under PPA Company IIIa’s credit agreement, on or before February 19, 2019 PPA Company IIIa was obligated to offer its lenders an insurance policy or performance bond to mitigate the risk should we will fail to perform our obligations under our operation and maintenance obligations to PPA Company IIIa. Upon receipt of such offer, the lenders may elect to require PPA Company IIIa to obtain such insurance policy or performance bond, at PPA Company IIIa’s expense, or elect to require PPA Company IIIa to prepay all remaining amounts owed under PPA Company IIIa’s project debt. PPA Company IIIa has offered its lenders such an insurance policy and is awaiting the lenders’ decision. If our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Additionally, under PPA Company II’s credit agreement, PPA Company II is obligated to offer to repay all outstanding debt in the event that we obtain an investment grade credit rating unless we provide a guarantee of the debt obligations of the PPA Company II. Upon receipt of such offer, the lenders may elect to require PPA Company II to prepay all remaining amounts owed under PPA Company II’s project debt. Under PPA Company IV’s note purchase agreement, PPA Company IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA Company IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA Company IV to prepay all remaining amounts owed under PPA Company IV’s project debt. The obligations under PPA Company II and IV have not been triggered as of March 31, 2019.

Risks Relating to Our Operations
We may have conflicts of interest with our PPA Entities.
In each of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in its capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of March 31, 2019, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
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
Although we currently primarily operate in the United States, we will seek to expand our business internationally. We currently have operations in Japan, China, India, and the Republic of Korea, collectively our Asia Pacific region. Managing any international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 59,407,578 shares of our Class A common stock and 53,806,485 shares of our Class B common stock outstanding as of March 31, 2019. The lock up for our Class B shares expired on January 21, 2019 and these shares are now freely tradeable once converted into Class A shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended ("Securities Act").
Further, as of March 31, 2019, we had an aggregate of $296.2 million in convertible debt under which the outstanding principal and interest may be converted, at the option of the holders, into an aggregate of 26.3 million shares of Class B common stock. Upon conversion into Class A common stock, these shares are freely tradable, except to the extent these shares are held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of March 31, 2019, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 23,140,981 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2019 and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
The holders of the 6% Convertible Promissory Notes have the options to convert the outstanding principal and interest under the 6% Convertible Promissory Note to Class B common stock at conversion price of $11.25 at any time after the IPO and prior to maturity of the 6% Convertible Promissory Note in December 2020. As of March 31, 2019, an aggregate of 21,321,100 shares of Class B common stock is issuable to the Canada Pension Plan Investment Board (“CPPIB”) upon the conversion of the outstanding principal and interest under the 6% Convertible Promissory Note. This, along with 312,575 shares of Class B common stock CPPIB which CPPIB acquired from the exercise of a warrant at IPO, would result in CPPIB having approximately 25.13% of the total voting power with respect to all shares of our Class A and Class B common stock, voting as a single class and would provide CPPIB significant influence over matters presented to the stockholders for approval and may result in voting decisions by CPPIB which are not in the best interests of our stockholders generally.
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
On December 19, 2018, the Delaware Chancery Court issued an opinion that invalidated provisions in a Delaware corporation’s certificate of incorporation or bylaws that purport to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act, which creates some uncertainty about the enforceability of exclusive forum provisions generally. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business and financial condition.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION
The following information is being provided herein in lieu of a Current Report on Form 8-K:
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Effective May 9, 2019, Kelly Ayotte resigned from our Board of Directors for personal reasons, effective May 10, 2019. Ms. Ayotte's resignation was not a result of any disagreement or dispute with us.

Item 5.07 Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Bloom Energy was held on May 9, 2019 (the “Annual Meeting”). Holders of our Class A common stock were entitled to one vote for each share held as of the close of business on March 11, 2019 (the “Record Date”) and holders of our Class B common stock were entitled to ten votes for each share held as of the close of business on the Record Date. The Class A common stock and Class B common stock voted as a single class on all proposals voted on at the Annual Meeting. A total of 44,877,757 votes of Class A common stock and a total of 325,231,760 votes of Class B common stock were represented at the meeting in person or by proxy, representing 61.49% of the voting power of the Class A common stock and the Class B common stock entitled to vote at the Annual Meeting, which constituted a quorum. The voting results for each item of business properly presented at the Annual Meeting, as certified by Bloom Energy's independent inspector of elections, are set forth below:

Proposal No. 1	The election of three (3) Class I directors for a term of three years.

Name	For	Against	Abstain	Broker Non-Vote
General Colin L. Powell	342,420,751	11,567,911	15,495	16,105,360
Scott Sandell	347,365,560	6,581,612	56,985	16,105,360
KR Sridhar	347,617,863	6,297,666	88,628	16,105,360

Proposal No. 2	The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2019.

For	Against	Abstain
369,915,455	102,936	91,126

ITEM 6 - EXHIBITS

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

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
**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Confidential treatment requested with respect to portions of this exhibit.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	May 14, 2019	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 14, 2019	By:	/s/ Randy Furr
Randy Furr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)