Form 10-Q
period 2019-06-30
Bloom Energy Corp
filed 2019-08-14
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

Commission File Number 001-38598
________________________________________________________________________
BLOOM ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)
________________________________________________________________________

Delaware	77-0565408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4353 North First Street, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 543-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act
Title of Each Class (1)	Trading Symbol	Name of each exchange on which registered
Class A Common Stock $0.0001 par value	BE	New York Stock Exchange
(1) Our Class B Common Stock is not registered but is convertible into shares of Class A Common Stock at the election of the holder.
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
Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☑      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 5, 2019 was as follows:
Class A Common Stock $0.0001 par value 69,993,919 shares
Class B Common Stock $0.0001 par value 46,347,002 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Six Months Ended June 30, 2019
Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements	4
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Comprehensive Loss	6
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest	7
Condensed Consolidated Statements of Cash Flows	9
Notes to Condensed Consolidated Financial Statements	10
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	64
Item 4 - Controls and Procedures	65

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	66
Item 1A - Risk Factors	66
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3 - Defaults Upon Senior Securities	89
Item 4 - Mine Safety Disclosures	89
Item 5 - Other Information	89
Item 6 - Exhibits	90

Signatures	92

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

Table of Contents
Index to Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents[1]	$308,009	$220,728
Restricted cash[1]	23,706	28,657
Short-term investments	—	104,350
Accounts receivable[1]	38,296	84,887
Inventories	104,934	132,476
Deferred cost of revenue	86,434	62,147
Customer financing receivable[1]	5,817	5,594
Prepaid expense and other current assets[1]	25,088	33,742
Total current assets	592,284	672,581
Property, plant and equipment, net[1]	406,610	481,414
Customer financing receivable, non-current[1]	64,146	67,082
Restricted cash, non-current[1]	39,351	31,100
Deferred cost of revenue, non-current	59,213	102,699
Other long-term assets[1]	60,975	34,792
Total assets	$1,222,579	$1,389,668
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interests
Current liabilities:
Accounts payable[1]	$61,427	$66,889
Accrued warranty	12,393	19,236
Accrued other current liabilities[1]	109,722	69,535
Deferred revenue and customer deposits[1]	129,321	94,158
Current portion of recourse debt	15,681	8,686
Current portion of non-recourse debt[1]	7,654	18,962
Current portion of non-recourse debt from related parties[1]	2,889	2,200
Total current liabilities	339,087	279,666
Derivative liabilities, net of current portion[1]	13,079	10,128
Deferred revenue and customer deposits, net of current portion[1]	181,221	241,794
Long-term portion of recourse debt	362,424	360,339
Long-term portion of non-recourse debt[1]	219,182	289,241
Long-term portion of recourse debt from related parties	27,734	27,734
Long-term portion of non-recourse debt from related parties[1]	32,643	34,119
Other long-term liabilities[1]	58,417	55,937
Total liabilities	1,233,787	1,298,958
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	505	57,261
Stockholders’ deficit	(115,785)	(91,661)
Noncontrolling interest	104,072	125,110
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,222,579	$1,389,668
1We have variable interest entities which represent a portion of the consolidated balances are recorded within the "Cash and cash equivalents," "Restricted cash," "Accounts receivable," "Customer financing receivable," "Prepaid expenses and other current assets," "Property and equipment, net," "Customer financing receivable, non-current," "Restricted cash, non-current," "Other long-term assets," "Accounts payable," "Accrued other current liabilities," "Deferred revenue and customer deposits," "Current portion of non-recourse debt from related parties," "Derivative liabilities, net of current portion," "Deferred revenue and customer deposits, net of current portion," "Long-term portion of non-recourse debt," and "Other long-term liabilities" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 12 - Power Purchase Agreement Programs).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Product	$179,899	$108,654	$321,633	$229,961
Installation	17,285	26,245	39,543	40,363
Service	23,659	19,975	46,949	39,882
Electricity	12,939	14,007	26,364	28,036
Total revenue	233,782	168,881	434,489	338,242
Cost of revenue:
Product	131,952	70,802	255,952	151,157
Installation	22,116	37,099	46,282	47,537
Service	19,599	19,260	47,156	43,513
Electricity	18,442	8,949	27,671	19,598
Total cost of revenue	192,109	136,110	377,061	261,805
Gross profit	41,673	32,771	57,428	76,437
Operating expenses:
Research and development	29,772	14,413	58,631	29,144
Sales and marketing	18,359	8,254	38,822	16,516
General and administrative	43,662	15,359	82,736	30,347
Total operating expenses	91,793	38,026	180,189	76,007
Gain (loss) from operations	(50,120)	(5,255)	(122,761)	430
Interest income	1,700	444	3,585	859
Interest expense	(16,725)	(22,525)	(32,687)	(43,904)
Interest expense to related parties	(1,606)	(2,672)	(3,218)	(5,299)
Other income (expense), net	(222)	(855)	43	(930)
Loss on revaluation of warrant liabilities and embedded derivatives	—	(19,197)	—	(23,231)
Net loss before income taxes	(66,973)	(50,060)	(155,038)	(72,075)
Income tax provision	258	128	466	461
Net loss	(67,231)	(50,188)	(155,504)	(72,536)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,015)	(4,512)	(8,847)	(9,143)
Net loss attributable to Class A and Class B common stockholders	$(62,216)	$(45,677)	$(146,657)	$(63,393)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.55)	$(4.34)	$(1.30)	$(6.05)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	113,622	10,536	112,737	10,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss attributable to Class A and Class B stockholders	$(62,216)	$(45,677)	$(146,657)	$(63,393)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities	9	100	26	91
Change in derivative instruments designated and qualifying in cash flow hedges	(3,502)	986	(5,693)	3,853
Other comprehensive income (loss), net of taxes	(3,493)	1,086	(5,667)	3,944
Comprehensive loss	(65,709)	(44,591)	(152,324)	(59,449)
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	3,340	(984)	5,388	(3,563)
Comprehensive loss attributable to Class A and Class B stockholders	$(62,369)	$(45,575)	$(146,936)	$(63,012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest
(in thousands, except share amounts)
(unaudited)

	Three Months Ended June 30, 2019

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at March 31, 2019	—	$—	$58,802	113,214,063	$11	$2,551,256	$5	$(2,656,711)	$(105,439)	$114,664
Issuance of restricted stock awards	—	—	—	543,636	—	—	—	—	—	—
Exercise of stock options	—	—	—	191,644	—	828	—	—	828	—
Stock-based compensation expense	—	—	—	—	—	51,195	—	—	51,195	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	9	—	9	—
Change in effective and ineffective portion of interest rate swap agreement	—	—	—	—	—	—	(162)	—	(162)	(3,340)
Distributions to noncontrolling interests	—	—	(3,255)	—	—	—	—	—	—	(1,595)
Mandatory redemption of noncontrolling interests	—	—	(55,684)	—	—	—	—	—	—	—
Cumulative effect of hedge accounting standard adoption	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	642	—	—	—	—	(62,216)	(62,216)	(5,657)
Balances at June 30, 2019	—	$—	$505	113,949,343	$11	$2,603,279	$(148)	$(2,718,927)	$(115,785)	$104,072

	Six Months Ended June 30, 2019

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at December 31, 2018	—	$—	$57,261	109,421,183	$11	$2,480,597	$131	$(2,572,400)	$(91,661)	$125,110
Issuance of restricted stock awards	—	—	—	3,504,098	—	—	—	—	—	—
ESPP purchase	—	—	—	696,036	—	6,916	—	—	6,916	—
Exercise of stock options	—	—	—	328,026	—	1,405	—	—	1,405	—
Stock-based compensation expense	—	—	—	—	—	114,361	—	—	114,361	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	26	—	26	—
Change in effective and ineffective portion of interest rate swap agreement	—	—	—	—	—	—	(305)	—	(305)	(5,388)
Distributions to noncontrolling interests	—	—	(3,537)	—	—	—	—	—	—	(4,208)
Mandatory redemption of noncontrolling interests	—	—	(55,684)	—	—	—	—	—	—	—
Cumulative effect of hedge accounting standard adoption	—	—	—	—	—	—	—	130	130	(130)
Net income (loss)	—	—	2,465	—	—	—	—	(146,657)	(146,657)	(11,312)
Balances at June 30, 2019	—	$—	$505	113,949,343	$11	$2,603,279	$(148)	$(2,718,927)	$(115,785)	$104,072

	Three Months Ended June 30, 2018

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Common Stock[1]		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at March 31, 2018	71,740,162	$1,465,841	$58,176	10,424,982	$1	$158,604	$117	$(2,348,363)	$(2,189,641)	$149,759
Revaluation of common stock warrants	—	—	—			(66)			(66)	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	145,659	—	623	—	—	623	—
Stock-based compensation expense	—	—	—	—	—	7,642	—	—	7,642	—
Unrealized gain on available for sale securities	—	—	—	—	—		100	—	100	—
Change in effective portion of interest rate swap agreement	—	—	(1)	—	—	—	—	—	—	987
Distributions to noncontrolling interests	—	—	(4,741)	—	—	—	—	—	—	(3,296)
Net income (loss)	—	—	1,506	—	—	—	—	(45,677)	(45,677)	(6,017)
Balances at June 30, 2018	71,740,162	$1,465,841	$54,940	10,570,641	$1	$166,803	$217	$(2,394,040)	$(2,227,019)	$141,433

¹ Common Stock issued and converted to Class A Common and Class B Common effective July 2018.

	Six Months Ended June 30, 2018

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Common Stock[1]		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at December 31, 2017	71,740,162	$1,465,841	$58,154	10,353,269	$1	$150,803	$(162)	$(2,330,647)	$(2,180,005)	$155,372
Revaluation of common stock warrants	—	—	—	—	—	(66)	—	—	(66)	—
Issuance of restricted stock awards	—	—	—	3,615	—	67	—	—	67	—
Exercise of stock options	—	—	—	213,757	—	743	—	—	743	—
Stock-based compensation expense	—	—	—	—	—	15,256	—	—	15,256	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	91	—	91	—
Change in effective portion of interest rate swap agreement	—	—	2	—	—	—	288	—	288	3,563
Distributions to noncontrolling interests	—	—	(6,213)	—	—	—	—	—	—	(5,362)
Net income (loss)	—	—	2,997	—	—	—	—	(63,393)	(63,393)	(12,140)
Balances at June 30, 2018	71,740,162	$1,465,841	$54,940	10,570,641	$1	$166,803	$217	$(2,394,040)	$(2,227,019)	$141,433

¹ Common Stock issued and converted to Class A Common and Class B Common effective July 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(155,504)	$(72,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	31,023	21,554
Write-off of property, plant and equipment, net	2,704	661
Write-off of PPA II decommissioned assets	25,613	—
Debt make-whole penalty	5,934	—
Revaluation of derivative contracts	555	28,611
Stock-based compensation	115,100	15,773
Loss on long-term REC purchase contract	60	100
Revaluation of stock warrants	—	(7,456)
Revaluation of preferred stock warrants	—	(166)
Amortization of debt issuance cost	11,255	14,420
Changes in operating assets and liabilities:
Accounts receivable	46,591	(6,486)
Inventories	27,542	(46,172)
Deferred cost of revenue	19,198	48,760
Customer financing receivable and other	2,713	2,439
Prepaid expenses and other current assets	8,477	4,544
Other long-term assets	1,028	15
Accounts payable	(5,461)	5,217
Accrued warranty	(6,843)	(1,883)
Accrued other current liabilities	7,213	(12,815)
Deferred revenue and customer deposits	(25,411)	(31,817)
Other long-term liabilities	3,419	18,652
Net cash provided by (used in) operating activities	115,206	(18,585)
Cash flows from investing activities:
Purchase of property, plant and equipment	(18,882)	(1,595)
Payments for acquisition of intangible assets	(970)	—
Purchase of marketable securities	—	(15,732)
Proceeds from maturity of marketable securities	104,500	27,000
Net cash provided by investing activities	84,648	9,673
Cash flows from financing activities:
Repayment of debt	(83,997)	(9,201)
Repayment of debt to related parties	(1,220)	(627)
Debt make-whole payment	(5,934)	—
Payments to redeemable noncontrolling interests related to the PPA II decommissioning	(18,690)	—
Distributions to noncontrolling and redeemable noncontrolling interests	(7,753)	(11,582)
Proceeds from issuance of common stock	8,321	742
Payments of initial public offering issuance costs	—	(1,160)
Net cash used in financing activities	(109,273)	(21,828)
Net increase (decrease) in cash, cash equivalents, and restricted cash	90,581	(30,740)
Cash, cash equivalents, and restricted cash:
Beginning of period	280,485	180,612
End of period	$371,066	$149,872

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,867	$16,540
Cash paid during the period for taxes	497	625
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	4,662	512
Liabilities recorded for intangible assets	—	169
Liabilities recorded for mandatorily redeemable noncontrolling interest	36,994	—
Equity investment in PPA II assets	27,809	—
Issuance of restricted stock	—	532
Accrued distributions to Equity Investors	566	566
Accrued interest and issuance for notes	888	16,920
Accrued interest and issuance for notes to related parties	—	1,195
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
We design, manufacture, sell and, in certain cases, install solid-oxide fuel cell systems ("Energy Servers") for on-site power generation. Our Energy Servers utilize an innovative fuel cell technology. The Energy Servers provide efficient energy generation with reduced operating costs and lower greenhouse gas emissions. By generating power where it is consumed, our energy producing systems offer increased electrical reliability and improved energy security while providing a path to energy independence. We were originally incorporated in Delaware under the name of Ion America Corporation on January 18, 2001 and on September 16, 2006 were renamed to Bloom Energy Corporation.
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception. Our ability to achieve our long-term business objectives depends upon, among other things, raising additional capital, acceptance of our products and attaining future profitability. We believe we will be successful in raising additional financing from our stockholders or from other sources, in expanding operations and in gaining market share. For example, in July 2018, we successfully completed an initial public stock offering ("IPO") with the sale of 20,700,000 shares of Class A common stock at a price of $15.00 per share, resulting in net cash proceeds of $282.3 million net of underwriting discounts, commissions and offering costs. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our operating and capital cash flow requirements and other cash flow needs for at least the next 12 months from the date of this quarterly report on Form 10-Q. However, there can be no assurance that in the event we require additional financing, such financing will be available on terms which are favorable or at all.

2. Basis of Presentation and Summary of Significant Accounting Policies
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the consolidated balance sheets as of June 30, 2019 and December 31, 2018, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest for the three and six months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, as well as other information disclosed in the accompanying notes, have been prepared in accordance with U.S. generally accepted accounting principles as applied in the United States ("U.S. GAAP") and have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 22, 2019.
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
Certain prior year's amounts reported herein have been reclassified to conform to current period presentation.
Principles of Consolidation
These condensed consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIE"), which we refer to as our power purchase agreement entities ("PPA Entities"). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities other than with respect to PPA II, as discussed below.
We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. On June 14, 2019, we entered into a transaction with SP Diamond State Class B Holdings, LLC (“SPDS”), a wholly owned subsidiary of Southern Power Company, in which SPDS will purchase a majority interest in PPA II, which operates in Delaware providing alternative energy generation for state tariff rate payers (the "PPA II Project"). PPA II will use the funds received to purchase current generation Bloom Energy Servers in connection with the upgrade of its energy generation assets fleet. In connection with the closing of this transaction, SPDS was admitted as a member of Diamond State Generation Partners, LLC ("DSGP"). DSGP, an operating company, is now owned by Diamond State Generation Holdings, LLC ("DSGH") and SPDS. As a result of the PPA II Project, we determined that we no longer retain a controlling interest in PPA II and therefore DSPG will no longer be consolidated as a VIE into our condensed consolidated financial statements as of June 30, 2019. For additional information, see Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates include assumptions used to compute the best estimate of selling-prices, the fair value of lease and non-lease components such as estimated output, efficiency and residual value of the Energy Servers, estimates for inventory write-downs, estimates for future cash flows and the economic useful lives of property, plant and equipment, the fair value of investment in PPA Entities, the valuation of other long-term assets, the valuation of certain accrued liabilities such as derivative valuations, estimates for accrued warranty and extended maintenance, estimates for recapture of U.S. Treasury grants and similar grants, estimates for income taxes and deferred tax asset valuation allowances, warrant liabilities, stock-based compensation costs and estimates for the allocation of profit and losses to the noncontrolling interests. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, China, India, and the Republic of Korea (collectively, our Asia Pacific region). In the three and six months ended June 30, 2019, total revenue in the Asia Pacific region was 17.7% and 20.6%, respectively, of our total revenue. In the three and six months ended June 30, 2018, total revenue in the Asia Pacific region was 0.9% and 9.1%, respectively, of our total revenue.
Credit Risk - At June 30, 2019, customer A and customer B accounted for 38.2% and 13.4%, respectively, of accounts receivable. At December 31, 2018, customer A accounted for 66.8% of accounts receivable. At June 30, 2019 and December 31, 2018, we did not maintain any allowances for doubtful accounts as we deemed all of our receivables fully collectible. To date, we have neither provided an allowance for uncollectible accounts nor experienced any credit loss.

Customer Risk - In the three months ended June 30, 2019, revenue from customer A, customer B and customer C represented 17%, 52%, and 2%, respectively, of our total revenue. In the six months ended June 30, 2019, revenue from customer A, customer B and customer C represented 20%, 40%, and 12%, respectively, of our total revenue. Customer A wholly owns a Third-Party PPA which purchases Energy Servers from us, however such purchases and resulting revenue are made on behalf of various customers of this Third-Party PPA. In the three months ended June 30, 2018, revenue from customer B represented 45% of our total revenue. In the six months ended June 30, 2018, revenue from customer B represented 49% of our total revenue.

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

Recent Accounting Pronouncements
Accounting Guidance Implemented in Fiscal Year 2019
Other than the adoption of accounting guidances mentioned below, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements. There have been no changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that have had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the six months ended June 30, 2019.
Hedging Activities - As of January 1, 2019, we adopted Accounting Standards Update ("ASU") 2017-12 Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") to help entities recognize the economic results of their hedging strategies in the financial statements so that stakeholders can better interpret and understand the effect of hedge accounting on reported results. It is intended to more clearly disclose an entity’s risk exposures and how we manage those exposures through hedging, and it is expected to simplify the application of hedge accounting guidance. The new guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. There was not a material impact to our condensed consolidated financial statements upon adoption of ASU 2017-12.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01), respectively. The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of a company’s next annual reporting period. Early adoption is permitted. As discussed above, we adopted ASU 2017-12 on January 1, 2019 and do not expect the amendments of ASU 2019-04 will have a material impact on our consolidated financial statements.
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
We are currently evaluating whether ASU 2014-14 will have a material impact on our consolidated financial statements and expect its adoption to have an impact related to the costs of obtaining our contracts, customer deposits, and deferred revenue. Most notably, the accounting for incremental costs to obtain customer contracts, which primarily consist of sales commissions, will be allocated to the various elements of the transaction and the portion allocated to obtain extended warranty contracts will be deferred and amortized over the expected service period. Further, in preparation for ASU 2014-14, we are in the process of updating our accounting policies, processes, internal controls over financial reporting, and system requirements.
Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which provides new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. In March 2019, the FASB issued further guidance in ASU 2019-01, Leases (Topic 842), which provides clarifications to certain lessor transactions and other reporting matters. This guidance will be effective for us beginning January 1, 2020. Early adoption is permitted. We will adopt this guidance on January 1, 2020, prospectively, and expect to recognize right of use assets and lease liabilities for new contracts recognized as operating leases where we are the lessee.
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

3. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying value of cash and cash equivalents approximate fair value and are as follows (in thousands):

	June 30,	December 31,
	2019	2018
As held:
Cash	$168,271	$136,642
Money market funds	202,795	143,843
	$371,066	$280,485
As reported:
Cash and cash equivalents	$308,009	$220,728
Restricted cash	63,057	59,757
	$371,066	$280,485
Restricted cash consisted of the following (in thousands):

	June 30,		December 31,
	2019		2018
Current
Restricted cash	$21,858		$25,740
Restricted cash related to PPA Entities	1,848		$2,917
Restricted cash, current	$23,706		28,657
Non-current
Restricted cash	$2,615		$3,246
Restricted cash related to PPA Entities	36,736	¹	27,854
Restricted cash, non-current	39,351		31,100
	$63,057		$59,757
¹ Non-current restricted cash related to PPA Entities includes $20.0 million reclassified for certain contingent indemnification for SPDS under the PPA II Project in the form of a letter of credit to SPDS. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
Short-Term Investments
As of June 30, 2019 and December 31, 2018, we had no short-term investments and $104.4 million in U.S. Treasury Bills, respectively.
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

	Fair Value Measured at Reporting Date Using
June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$202,795	$—	$—	$202,795
Interest rate swap agreements	—	12	—	12
	$202,795	$12	$—	$202,807
Liabilities
Accrued other current liabilities	$1,636	$—	$—	$1,636
Derivatives:
Natural gas fixed price forward contracts	—	—	8,769	8,769
Interest rate swap agreements[1]	—	9,158	—	9,158
	$1,636	$9,158	$8,769	$19,563
1As of June 30, 2019, $0.6 million of the gain on the interest rate swaps accumulated in other comprehensive income (loss) is expected to be reclassified into earnings in the next twelve months.

	Fair Value Measured at Reporting Date Using
December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$143,843	$—	$—	$143,843
Short-term investments	104,350	—	—	104,350
Interest rate swap agreements	—	82	—	82
	$248,193	$82	$—	$248,275
Liabilities
Accrued other current liabilities	$1,331	$—	$—	$1,331
Derivatives:
Natural gas fixed price forward contracts	—	—	9,729	9,729
Interest rate swap agreements	—	3,630	—	3,630
	$1,331	$3,630	$9,729	$14,690

The following table provides the fair value of our natural gas fixed price forward contracts (dollars in thousands):

	June 30, 2019		December 31, 2018
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹
Natural gas fixed price forward contracts (not under hedging relationships)	2,581	$8,769	3,096	$9,729

¹ Recorded in current liabilities and derivative liabilities in the condensed consolidated balance sheets.
² One MMBTU, or one million British Thermal Units, is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the three months ended June 30, 2019 and 2018, we marked-to-market the fair value of fixed price natural gas forward contracts and recorded a loss of $1.1 million and a gain of $0.8 million, respectively, and recorded gains on the settlement of these contracts of $1.1 million and $1.2 million, respectively, in cost of electricity revenue on the condensed consolidated statement of operations. For the six months ended June 30, 2019 and 2018, we marked-to-market the fair value of fixed price natural gas forward contracts and recorded a loss of $0.7 million and a loss of $0.1 million, respectively, and recorded gains on the settlement of these contracts of $1.6 million and $2.3 million, respectively, in cost of electricity revenue on the condensed consolidated statement of operations.
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
There were no transfers between fair value measurement classifications during the periods ended June 30, 2019 and 2018. The changes in the Level 3 financial assets were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Embedded Derivative Liability	Total
Balances at December 31, 2018	$9,729	$—	$—	$9,729
Settlement of natural gas fixed price forward contracts	(1,610)	—	—	(1,610)
Changes in fair value	650	—	—	650
Balances at June 30, 2019	$8,769	$—	$—	$8,769

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Embedded Derivative Liability	Total
Balances at December 31, 2017	$15,368	$9,825	$140,771	$165,964
Settlement of natural gas fixed price forward contracts	(1,102)	—	—	(1,102)
Changes in fair value	855	(3,271)	9,732	7,316
Balances at June 30, 2018	$15,121	$6,554	$150,503	$172,178
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

	June 30, 2019		December 31, 2018
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables:
Customer financing receivables	$69,963	$52,517	$72,676	$51,541
Debt instruments:
Recourse
LIBOR + 4% term loan due November 2020	2,376	2,458	3,214	3,311
5% convertible promissory note due December 2020	35,576	33,524	34,706	31,546
6% convertible promissory notes due December 2020	271,503	393,395	263,284	353,368
10% notes due July 2024	96,384	96,859	95,555	99,260
Non-recourse
5.22% senior secured notes due March 2025	—	—	78,566	80,838
7.5% term loan due September 2028	35,532	41,368	36,319	39,892
LIBOR + 5.25% term loan due October 2020	23,661	25,028	23,916	25,441
6.07% senior secured notes due March 2030	81,223	90,136	82,337	85,917
LIBOR + 2.5% term loan due December 2021	121,952	123,046	123,384	123,040
Long-Lived Assets - Our long-lived assets include property, plant and equipment and equity investments in PPA II assets. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
During the three months ended June 30, 2019, there was a decommissioning in PPA II, including the replacement and scheduled future replacement during 2019 of installed Energy Servers, resulting in charges related to the decommissioning of PPA II Energy Servers on these assets of $8.1 million which was recognized in cost of electricity revenue in our condensed consolidated statement of operations. As a result of the deconsolidation of DSGP, we remeasured our remaining equity interest in DSGP at fair value. The fair value of our interest in DSGP was determined based upon the projected discounted cash flows of DSGP that are attributable to DSGH’s remaining interest in DSGP, a level 3 fair value measurement. The most significant inputs into the valuation were a projection of future cash inflows from the PPA II tariff and future cash outflows from operations and maintenance of the Energy Servers not subject to SPDS’s purchase interests and the discount rate applied to those cash flows. As a result of our remeasurement, we determined a fair value of $27.8 million as of June 30, 2019, resulting in an immaterial loss relating to the deconsolidation of DSGP for the three and six months ended June 30, 2019. Equity investments in PPA II assets are also financial assets that are not measured on a recurring basis. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
No material impairment in the fair value assessment of any long-lived assets was identified in the six months ended June 30, 2019 and 2018.

5. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Raw materials	$42,996	$53,273
Work-in-progress	28,313	22,303
Finished goods	33,625	56,900
	$104,934	$132,476
Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Government incentives receivable	$956	$1,001
Prepaid expenses and other current assets	24,132	32,741
	$25,088	$33,742
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Energy Servers	$431,444	$511,485
Computers, software and hardware	19,516	16,536
Machinery and equipment	102,532	99,209
Furniture and fixtures	8,986	4,337
Leasehold improvements	36,092	18,629
Building	40,512	40,512
Construction in progress	9,324	29,084
	648,406	719,792
Less: Accumulated depreciation	(241,796)	(238,378)
	$406,610	$481,414

Our construction in progress decreased $19.8 million, as compared to December 31, 2018, primarily due to our capitalization of leasehold improvements and furniture and fixtures placed in service during the period related to our move to our new corporate headquarters.
Our PPA Entities' property, plant and equipment under operating leases was $397.5 million and $397.5 million as of June 30, 2019 and December 31, 2018, respectively. The accumulated depreciation for these assets was $90.2 million and $77.4 million as of June 30, 2019 and December 31, 2018, respectively. Depreciation expense related to our property, plant and equipment under operating leases was $6.4 million and $6.4 million for the three months ended June 30, 2019 and 2018, respectively, and $12.7 million and $12.7 million for the six months ended June 30, 2019 and 2018, respectively.
During the three months ended June 30, 2019, there was a decommissioning in PPA II, including the replacement and scheduled future replacement during 2019 of installed Energy Servers, resulting in: (i) charges related to the decommissioning of PPA II Energy Servers of $8.1 million recognized in cost of electricity revenue in our condensed consolidated statement of operations; (ii) decommissioning and write-off 10 megawatts of PPA II Energy Servers at net book value of $25.6 million recognized in cost of product revenue in our condensed consolidated statement of operations; and (iii) deconsolidation of our remaining interest in DSGP, primarily related to the Energy Server assets held in PPA II of $27.8 million, and recognition as an equity investment included in other long-term assets on our condensed consolidated balance sheet. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
Customer Financing Leases, Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Total minimum lease payments to be received	$96,417	$100,816
Less: Amounts representing estimated executing costs	(23,862)	(25,180)
Net present value of minimum lease payments to be received	72,555	75,636
Estimated residual value of leased assets	1,051	1,051
Less: Unearned income	(3,643)	(4,011)
Net investment in sales-type financing leases	69,963	72,676
Less: Current portion	(5,817)	(5,594)
Non-current portion of investment in sales-type financing leases	$64,146	$67,082
The future scheduled customer payments from sales-type financing leases were as follows as of June 30, 2019 (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter

Future minimum lease payments, less interest	$2,882	$6,022	$6,415	$6,853	$7,310	$39,430
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Prepaid and other long-term assets	$25,364	$27,086
Equity investment in PPA II assets	27,809	—
Equity-method investments	6,026	6,046
Long-term deposits	1,776	1,660
	$60,975	$34,792
Equity investment in PPA II assets
On June 14, 2019, we entered into a transaction with SPDS for the PPA II upgrade of Energy Servers. In connection with the closing of this transaction, SPDS was admitted as a member of DSGP. DSGP, an operating company, was a wholly owned subsidiary of DSGH prior to June 14, 2019. As a result of the PPA II Project, we determined that we no longer retain a controlling interest in PPA II and therefore DSGP will no longer be consolidated as a VIE into our condensed consolidated financial statements as of June 30, 2019. We determined that we have retained significant influence over DSGP and consequently recognize our remaining interest in DSGP as an equity investment included in other long-term assets on our condensed consolidated balance sheet as of June 30, 2019. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers.

Equity-method investments
In May 2013, we entered into a joint venture with Softbank Corp. and established Bloom Energy Japan limited which is accounted for as an equity-method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. Accounts receivable from this joint venture was $9,800 and $3.3 million as of June 30, 2019 and December 31, 2018, respectively.
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Product warranty	$9,808	$10,935
Operations and maintenance services agreements	2,585	8,301
	$12,393	$19,236
Changes during the current period in the standard product warranty liability were as follows (in thousands):

Balances at December 31, 2018	$10,935
Accrued warranty, net	3,202
Warranty expenditures during period	(4,329)
Balances at June 30, 2019	$9,808

Accrued Other Current Liabilities
Accrued other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Liabilities recorded for mandatorily redeemable noncontrolling interest[1]	$36,994	$—
Compensation and benefits	18,180	16,742
Current portion of derivative liabilities	4,848	3,232
Managed services liabilities	4,922	5,091
Accrued installation	6,595	6,859
Sales tax liabilities	1,525	1,700
Interest payable	6,136	4,675
Other	30,522	31,236
	$109,722	$69,535
1 During June 30, 2019, we entered into a PPA II upgrade transaction which included a commitment to mandatorily redeem the noncontrolling interest in DSGH by March 31, 2020 of certain installed PPA II Energy Servers, resulting in the reclassification of mandatorily redeemable noncontrolling interest into accrued other current liabilities on the condensed consolidated balance sheet as of June 30, 2019. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers.
Other Long-Term Liabilities
Accrued other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Delaware grant	$10,469	$10,469
Managed services liabilities	29,498	30,362
Other	18,450	15,106
	$58,417	$55,937
We have entered into managed services agreements that provide for the payment of property taxes and insurance premiums on behalf of customers. These obligations are included in each agreements' contract value and are recorded as short-term or long-term liabilities based on the estimated payment dates. The long-term managed services liabilities accrued were $29.5 million and $30.4 million as of June 30, 2019 and December 31, 2018, respectively.

6. Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$2,429	$1,681	$695	$2,376	$—
5% convertible promissory note due December 2020	33,104	—	35,576	35,576	—
6% convertible promissory notes due December 2020	296,233	—	271,503	271,503	—
10% notes due July 2024	100,000	14,000	82,384	96,384	—
Total recourse debt	431,766	15,681	390,158	405,839	—
7.5% term loan due September 2028	39,317	2,889	32,643	35,532	—
LIBOR + 5.25% term loan due October 2020	24,262	957	22,704	23,661	—
6.07% senior secured notes due March 2030	82,269	2,803	78,420	81,223	—
LIBOR + 2.5% term loan due December 2021	123,664	3,894	118,058	121,952	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	269,512	10,543	251,825	262,368	1,220
Total debt	$701,278	$26,224	$641,983	$668,207	$1,220
The following is a summary of our debt as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$3,286	$1,686	$1,528	$3,214	$—
5% convertible promissory notes due December 2020	33,104	—	34,706	34,706	—
6% convertible promissory notes due December 2020	296,233	—	263,284	263,284	—
10% notes due July 2024	100,000	7,000	88,555	95,555	—
Total recourse debt	432,623	8,686	388,073	396,759	—
5.22% senior secured term notes due March 2025	79,698	11,994	66,572	78,566	—
7.5% term loan due September 2028	40,538	2,200	34,119	36,319	—
LIBOR + 5.25% term loan due October 2020	24,723	827	23,089	23,916	—
6.07% senior secured notes due March 2030	83,457	2,469	79,868	82,337	—
LIBOR + 2.5% term loan due December 2021	125,456	3,672	119,712	123,384	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	353,872	21,162	323,360	344,522	1,220
Total debt	$786,495	$29,848	$711,433	$741,281	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of June 30, 2019 and December 31, 2018.

Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of June 30, 2019 and December 31, 2018 was 6.5% and 5.9%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of June 30, 2019 and December 31, 2018, the debt outstanding was $2.4 million and $3.3 million, respectively.
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
On January 18, 2018, amendments were finalized to extend the maturity dates for all the 8% Notes to December 2019. At the same time, the portion of the 8% Notes that was held by Constellation NewEnergy, Inc. ("Constellation") was extended to December 2020 and the interest rate decreased from 8% to 5% ("5% Notes").
Investors held the right to convert the unpaid principal and accrued interest of both the 8% and 5% notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon the Company’s IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the IPO, conversions of 5,734,440 shares of Class B common stock were issued and the 8% Notes were retired. Constellation, the holder of the 5% Notes, had not elected to convert as of June 30, 2019. The outstanding unpaid principal and accrued interest debt balance of the5% Notes of $35.6 million was classified as non-current as of June 30, 2019, and the outstanding unpaid principal and accrued interest debt balances of the 5% Notes of $34.7 million as of December 31, 2018.
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
As of June 30, 2019 and December 31, 2018, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million and $296.2 million, respectively. Upon the IPO, the debt was convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, we amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, we paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
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
Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA II refinanced its existing debt by issuing 5.22% Senior Secured Notes ("5.22% Notes") due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was zero and $11.2 million as of June 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes were secured by all the assets of PPA II. These notes were pre-paid in full on June 14, 2019 and all obligations and liabilities related to such 5.22% Notes have been terminated. During the three months ended June 30, 2019, there was a decommissioning in PPA II, including the retirement of the 5.22% Notes outstanding unpaid debt of $76.6 million, which included the accumulated unpaid interest on the debt. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.7 million as of June 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million June 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes due March 2025 - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $7.7 million as of June 30, 2019 and $7.5 million as of December 31, 2018, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders are a group of five financial institutions. The loan was initially advanced as a construction loan during the development of the PPA V Project and converted into a term loan on February 28, 2017 (the “Term Conversion Date”). As part of the term loan’s conversion, the LC facility commitments were adjusted. The loan's terms included commitments to a letters of credit ("LC") facility (see below).

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
Letters of Credit due December 2021 - In connection with the June 2015 PPA V credit agreement, we obtained commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the LC as of June 30, 2019 and December 31, 2018 was $5.0 million. The unused LC borrowing capacity was $1.2 million as of June 30, 2019 and December 31, 2018, respectively.
Debt Repayment Schedule and Interest Expense
The following table presents our total outstanding debt's unpaid principal balance repayment schedule as of June 30, 2019 (in thousands):

Remainder of 2019	$12,365
2020	379,242
2021	140,334
2022	26,046
2023	29,450
Thereafter	113,841
$701,278
Interest expense of $18.3 million and $25.2 million for the three months ended June 30, 2019 and 2018, respectively, was recorded in interest expense on the condensed consolidated statements of operations.
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
The fair values of the derivatives related to interest rate swap agreements applied to two of our PPA companies designated as cash flow hedges as of June 30, 2019 and December 31, 2018 on our consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2019	2018

Assets
Prepaid expenses and other current assets	$—	$42
Other long-term assets	12	40
	$12	$82

Liabilities
Accrued other current liabilities	$706	$4
Derivative liabilities	8,453	3,626
	$9,159	$3,630
PPA Company IIIb - In September 2013, PPA Company IIIb entered into an interest rate swap arrangement to convert a variable interest rate debt to a fixed rate. We designated and documented our interest rate swap arrangement as a cash flow hedge. The swap’s term ends on October 1, 2020, which is concurrent with the final maturity of the debt floating interest rates reset on a quarterly basis. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swap were $24.3 million and $24.7 million as of June 30, 2019 and December 31, 2018, respectively. We measure the swap at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk.
We recorded a loss of $23,000 and a gain of $54,000 during the three months ended June 30, 2019 and 2018, respectively, attributable to the change in swap’s fair value. These gains and losses were included in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statement of operations.
PPA Company V - In July 2015, PPA Company V entered into zero interest rate swap agreements to convert a variable interest rate debt to a fixed rate. The loss on the swaps prior to designation was recorded in current-period earnings. In July 2015, we designated and documented its interest rate swap arrangements as cash flow hedges. Zero of these swaps matured in 2016, zero will mature on December 21, 2021 and the remaining zero will mature on September 30, 2031. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swaps were $185.8 million and $186.6 million as of June 30, 2019 and December 31, 2018, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We recorded a gain of $36,000 and a gain of $55,000 attributable to the change in valuation during the three months ended June 30, 2019 and 2018, respectively. We recorded a gain of $12,000 and a gain of $109,000 attributable to the change in valuation during the six months ended June 30, 2019 and 2018, respectively. These gains were included in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statement of operations.

The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive income (loss) and in earnings for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$5,692	$2,909	$3,548	$5,853
Loss (gain) recognized in other comprehensive income (loss)	3,460	(982)	5,590	(3,622)
Amounts reclassified from other comprehensive income (loss) to earnings	42	(85)	103	(297)
Net loss (gain) recognized in other comprehensive income (loss)	3,502	(1,067)	5,693	(3,919)
Gain reclassified from other comprehensive income (loss) to earnings	(48)	(71)	(95)	(163)
Ending balance	$9,146	$1,771	$9,146	$1,771
Natural Gas Derivatives
On September 1, 2011, we entered into a fixed price fixed quantity fuel forward contract with a gas supplier. This fuel forward contract is used as part of our program to manage the risk for controlling the overall cost of natural gas. Our PPA Company I is the only PPA Company for which we provided natural gas. The fuel forward contract meets the definition of a derivative under U.S. GAAP. We have not elected to designate this contract as a hedge and, accordingly, any changes in its fair value is recorded within cost of electricity revenue in the condensed consolidated statements of operations. The fair value of the contract is determined using a combination of factors including the counterparty’s credit rate and estimates of future natural gas prices.
For the three months ended June 30, 2019 and 2018, we marked-to-market the fair value of our fixed price natural gas forward contract and recorded a loss of $1.1 million and a gain of $0.8 million, respectively. For the six months ended June 30, 2019 and 2018, we marked-to-market the fair value of our fixed price natural gas forward contract and recorded a loss of $0.7 million and a loss of $0.1 million, respectively. For the three months ended June 30, 2019 and 2018, we recorded gains of $1.1 million and $1.2 million, respectively, on the settlement of these contracts. For the six months ended June 30, 2019 and 2018, we recorded gains of $1.6 million and $2.3 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of electricity revenue in the condensed consolidated statements of operations.
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
The valuation of this embedded put feature was recorded as a derivative liability in the consolidated balance sheet, measured each reporting period. Fair value was determined using the binomial lattice method. We recorded $0 and a loss of $23.5 million attributable to the change in valuation for the three months ended June 30, 2019 and 2018, respectively. We recorded $0 and a loss of $31.0 million attributable to the change in valuation for the six months ended June 30, 2019 and 2018, respectively. These gains and losses were included within loss on revaluation of warrant liabilities and embedded derivatives in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statements of operations. Upon the IPO, the final value of the conversion feature was $177.2 million and was reclassified from a derivative liability to additional paid-in capital.

8. Common Stock Warrants
During 2018, all of the preferred and common stock warrants we issued in connection with loan agreements and a dispute settlement converted to warrants to purchase shares of Class B common stock. As of June 30, 2019, we had Class B common stock warrants outstanding to purchase 481,181and 12,940 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively. As of December 31, 2018, we had Class B common stock warrants outstanding to purchase 481,182 and 312,939 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively.

9. Income Taxes
For the three months ended June 30, 2019 and 2018, we recorded a provision for income taxes of $0.3 million on a pre-tax loss of $67.0 million for an effective tax rate of (0.4)%, and a provision for income taxes of $0.1 million on a pre-tax loss of $50.1 million for an effective tax rate of (0.3)%, respectively.
For the six months ended June 30, 2019 and 2018, we recorded a provision for income taxes of $0.5 million on a pre-tax loss of $155.0 million for an effective tax rate of (0.3)%, and a provision for income taxes of $0.5 million on a pre-tax loss of $72.1 million for an effective tax rate of (0.6)%, respectively.
The effective tax impact for the three and six months ended June 30, 2019 and 2018 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

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
In July 2018, we completed an initial public offering of our common shares wherein 20,700,000 shares of Class A common stock were sold into the market. Added to existing shares of Class B common stock were shares mandatorily converted from various financial instruments as a result of the IPO.
There were no adjustments to net loss attributable to common stockholders in determining net loss attributable to common stockholders (diluted). Equally, there were no adjustments to the weighted average number of outstanding shares of common stock (basic) in arriving at the weighted average number of outstanding shares (diluted), as such adjustments would have been antidilutive.
Net loss per share is the same for each class of common stock as they are entitled to the same liquidation and dividend rights with the exception of voting rights. As a result, net loss per share (basic) and net loss per share (diluted) attributed to common stockholders are the same for both Class A and Class B common stock and are combined for presentation. The following table sets forth the computation of our net loss per share (basic) and net loss per share (diluted) attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(62,216)	$(45,677)	$(146,657)	$(63,393)

Denominator:
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	113,622	10,536	112,737	10,470

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.55)	$(4.34)	$(1.30)	$(6.05)

The following common stock equivalents were excluded from the computation of net loss per share attributable to common shareholders (diluted) for the periods presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Convertible and non-convertible redeemable preferred stock and convertible notes	27,253	85,945	27,253	85,945
Stock options to purchase common stock	6,480	2,148	5,811	2,148
Convertible redeemable preferred stock warrants	—	60	—	60
Convertible redeemable common stock warrants	—	312	—	312
	33,733	88,465	33,064	88,465

11. Stock-Based Compensation and Employee Benefit Plan
2002 Stock Plan
Our 2002 Stock Plan (the "2002 Plan") was approved in April 2002 and amended in June 2011. In August 2012 and in connection with the adoption of the 2012 Equity Incentive Plan (the "2012 Plan"), shares authorized for issuance under the 2002 Plan were cancelled, except for those shares reserved for issuance upon exercise of outstanding stock options. As of June 30, 2019, options to purchase 2,033,654 shares of Class B common stock were outstanding and the weighted average exercise price of outstanding options was $22.74 per share.
2012 Equity Incentive Plan
Our 2012 Plan was approved in August 2012. In April 2018 and in connection with the adoption of the 2018 Equity Incentive Plan (the "2018 Plan"), any reserved shares not issued were carried over to the 2018 Equity Incentive Plan. As of June 30, 2019, options to purchase 10,728,356 shares of Class B common stock were outstanding under the 2012 Plan and the weighted average exercise price of outstanding options under the 2012 Plan was $27.14 per share. As of June 30, 2019, we had outstanding RSU awards that may be settled for 11,908,017 shares of Class B common stock under the 2012 Plan.
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
As of June 30, 2019, options to purchase 2,150,999 shares of Class A common stock were outstanding under the 2018 Plan and the weighted average exercise price of outstanding options was $19.71 per share. As of June 30, 2019, we had outstanding RSUs that may be settled for 4,022,886 shares of Class A common stock and 19,787,061 shares of Class A common stock were available for future grant.
2018 Employee Stock Purchase Plan
In April 2018, we adopted the 2018 Employee Stock Purchase Plan ("ESPP"). The ESPP is qualified under Section 423 of the Internal Revenue Code. As of June 30, 2019, there were 4,052,804 shares of Class A common stock available for future issuance.
Stock Option Activity
A summary of stock option activity under our stock plans during the six months ended June 30, 2019 is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2018	14,558,420	$25.93	6.78	$3,084
Granted	981,105	11.44
Exercised	(328,026)	4.28
Cancelled	(298,490)	25.37
Balances at June 30, 2019	14,913,009	25.47	6.53	2,557
Vested and expected to vest at June 30, 2019	14,541,060	25.64	6.47	2,523
Exercisable at June 30, 2019	8,716,781	28.77	4.96	1,764
RSUs Activity
A summary of our restricted stock units ("RSUs") activity and related information during the six months ended June 30, 2019 is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2018	16,784,800	$18.74
Granted	2,966,254	12.36
Vested	(3,504,098)	20.51
Forfeited	(316,053)	17.38
Unvested Balance at June 30, 2019	15,930,903	17.19
Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Risk-free interest rate	2.4% - 2.5%	2.7% - 2.8%	2.4% - 2.6%	2.5% - 2.8%
Expected term (years)	6.4 - 6.7	6.2 - 6.7	6.4 - 6.7	6.2 - 6.7
Expected dividend yield	—	—	—	—
Expected volatility	47.5%	54.6%	47.5% - 50.2%	54.6% - 55.1%
Stock-based Compensation - No stock-based compensation costs were capitalized in the three months ended June 30, 2019 and 2018. The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cost of revenue	$10,392	$1,971	$24,764	$3,869
Research and development	12,218	1,739	26,448	3,376
Sales and marketing	8,935	1,214	20,447	2,166
General and administrative	19,673	2,894	43,441	6,362
Total stock-based compensation	$51,218	$7,818	$115,100	$15,773
During the six months ended June 30, 2019 and 2018, we recognized $115.1 million and $15.8 million of stock-based compensation expense, respectively. Our stock-based compensation expense is associated with stock options, RSUs, and our ESPP.
As of June 30, 2019, there was unrecognized compensation expense related to unvested stock options of $56.8 million. This expense is expected to be recognized over the remaining weighted-average period of 2.6 years. We had no excess tax benefits in the six months ended June 30, 2019 and 2018.
As of June 30, 2019, there was $108.2 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.1 years.
As of June 30, 2019, there was $6.3 million of unrecognized stock-based compensation cost related to the ESPP. This expense is expected to be recognized over a weighted average period of 0.9 years.

12. Power Purchase Agreement Programs
Overview
In mid-2010, we began offering our Energy Servers through our Bloom Electrons program, which we denote as Power Purchase Agreement Programs, financed via investment entities. Under these arrangements, an operating entity is created (the "Operating Company") which purchases the Energy Server from us. The end customer then enters into a power purchase agreement ("PPA") with the Operating Company to purchase the power generated by the Energy Server(s) at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. In some cases similar to direct purchases and leases, the standard one-year warranty and performance guaranties are included in the price of the product. The Operating Company also enters into a master services agreement ("MSA") with us following the first year of service to extend the warranty services and guaranties over the term of the PPA. In other cases, the MSA including warranties and guaranties are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the Energy Servers and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized up front in the same manner as direct purchase and lease transactions. Substantially all of our subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. We recognize the cost of revenue, primarily product costs and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.
We and our third-party equity investors (together "Equity Investors") contribute funds into a limited liability investment entity ("Investment Company") that owns and is parent to the Operating Company (together, the "PPA Entities"). The PPA Entities constitute variable investment entities ("VIEs") under U.S. GAAP. We have considered the provisions within the contractual agreements which grant us power to manage and make decisions affecting the operations of these VIEs. We consider that the rights granted to the Equity Investors under the contractual agreements are more protective in nature rather than participating. Therefore, we have determined under the power and benefits criterion of ASC 810 - Consolidations that we are the primary beneficiary of these VIEs. On June 14, 2019, we entered into a PPA II upgrade of Energy Servers transaction, and as a result we determined that we no longer retain a controlling interest in PPA II and therefore it will no longer be consolidated as a VIE into our condensed consolidated financial statements as of June 30, 2019. See further discussion below.
As the primary beneficiary of these VIEs, we consolidate in our financial statements the financial position, results of operations and cash flows of the PPA Entities, and all intercompany balances and transactions between us and the PPA Entities are eliminated in the condensed consolidated financial statements.
The Operating Company acquires Energy Servers from us for cash payments that are made on a similar schedule as if the Operating Company were a customer purchasing an Energy Server from us outright. In the condensed consolidated financial statements, the sales of our Energy Servers to the Operating Company are treated as intercompany transactions after the elimination of intercompany balances. The acquisition of Energy Servers by the Operating Company is accounted for as a non-cash reclassification from inventory to Energy Servers within property, plant and equipment, net on our condensed consolidated balance sheets. In arrangements qualifying for sales-type leases, we reduce these recorded assets by amounts received from U.S. Treasury Department cash grants and from similar state incentive rebates.
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
We have established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase of Energy Servers manufactured by us in our normal course of operations, all six PPA Entities utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies is non-recourse to us. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits. In 2016, we purchased the tax equity investor’s interest in PPA I, which resulted in a change in our ownership interest in PPA I while we continued to hold the controlling financial interest in this company.

PPA II Upgrade of Energy Servers

Transaction Overview
On June 14, 2019, we entered into a transaction with SP Diamond State Class B Holdings, LLC (“SPDS”), a wholly owned subsidiary of Southern Power Company, in which SPDS will purchase a majority interest in PPA II, which operates in Delaware providing alternative energy generation for state tariff rate payers (the "PPA II Project"). PPA II will use the received funds to purchase current generation Bloom fuel cell energy servers in connection with the upgrade of its energy generation assets fleet.
In connection with the closing of this transaction, SPDS was admitted as a member of Diamond State Generation Partners, LLC ("DSGP"). DSGP, an operating company, is now owned by Diamond State Generation Holdings, LLC ("DSGH") and SPDS. Subject to (i) the satisfaction by Bloom of certain conditions precedent, and (ii) the non-occurrence of certain events outside of our control, SPDS has agreed to make capital contributions to DSGP sufficient for DSGP to purchase up to approximately 18 megawatts of Energy Servers from us in one or more phases following the closing, decommissioning 19 megawatts of our less efficient older generation Energy Servers. Prior to selling the new generation Energy Servers to DSGP in each phase, we will repurchase a proportionate number of DSGP’s existing Energy Servers and remove such existing Energy Servers from PPA II's site. In the future, subject to our ability to secure additional capital commitments from sources yet to be identified, the remaining 11 megawatts of existing Energy Servers that constitute PPA II may be repurchased by Bloom and replaced by up to approximately 9 megawatts of new Energy Servers to be sold by us to DSGP. After accounting for the funds committed by SPDS, we estimate that we will need to secure approximately $92 million of additional funding in order to complete the upgrade of the PPA II Project. In the event that we are unable to secure financing to fund the deployment of the additional 9 megawatts of new Energy Servers at the PPA II Project, we expect to continue to operate the existing Energy Servers, in which case we may need to amend certain operating permits for the PPA II Project. We will continue as operator of PPA II, but management of DSGP will transfer to SPDS as of the date we have completed the repurchase of all of the interests of Mehetia, Inc., a wholly-owned subsidiary of Credit Suisse AG (“Mehetia”), in the PPA II Project.
Obligations to the PPA II Financiers
After giving effect to the admission of SPDS as a member of DSGP at the closing and the retirement of the existing debt, there are three investors in the PPA II Project: Bloom Energy, Mehetia, and SPDS.

At closing, we made a partial payment for repurchase of the existing Energy Servers owned by DSGP in the amount of approximately $72.3 million, all of which was used by DSGP (along with additional DSGP's cash reserves) to prepay all of its existing indebtedness associated with PPA II. We also agreed to purchase all of the equity interests in PPA II currently held by Mehetia for an estimated purchase price of $57.5 million. The purchase of Mehetia’s equity interests in PPA II will be effected via multiple payments by us with the final payment to be made no later than March 31, 2020.
In connection with the admission of SPDS as a member of DSGP, the DSGP limited liability company agreement was amended to provide, among other things, for the allocation of revenues, benefits and expenses between us, Mehetia and SPDS. Under the amended limited liability company agreement, until such time as all of Mehetia’s equity interests in PPA II have been repurchased, Mehetia is entitled to 100% of the revenues generated by the PPA II Project from the operation of the existing Energy Servers and we are entitled to none of such revenues. From and after the date that all of Mehetia’s equity interests in PPA II have been repurchased, we will be entitled to 100% of the revenues generated by the PPA II Project from the operation of the existing Energy Servers. Additionally, SPDS is entitled to 100% of the revenues generated by the PPA II Project from the operation of the new Energy Servers. SPDS is also entitled to 100% of any tax attributes, income and loss associated with the new energy servers.
Obligations to DSGP
At closing, we and DSGP entered into two primary commercial contracts: first, a contract for the purchase, sale and installation of the new Energy Servers (the “EPC Agreement”), and second, a contract for the operation and maintenance of the PPA II Project, including both the existing Energy Servers and the new Energy Servers (the “O&M Agreement”). Both the upfront purchase price for the new Energy Servers under the EPC Agreement and the ongoing fees for our operations and maintenance of the PPA II Project under the O&M Agreement are paid on a fixed dollar per kilowatt ($/kW) basis.
Our obligations to DSGP pursuant to the EPC Agreement include: (i) designing, manufacturing, and installing the new Energy Servers, and selling such Energy Servers to DSGP; (ii) obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the new Energy Servers; and (iii) commissioning each of the new Energy Servers upon the completion of installation.
Our obligations to DSGP pursuant to the O&M Agreement include: (i) maintaining all necessary permits and other governmental approvals necessary for the operation of the PPA II Project, and maintaining such permits and approvals throughout the term of the O&M Agreement; (ii) operating and maintaining the PPA II Project in compliance with all applicable laws, permits and regulations; (iii) satisfying the efficiency and output obligations set forth in such O&M Agreement (“Performance Requirements”); and (iv) complying with the requirements of the PPA II Tariff. The O&M Agreement obligates us to repurchase some or all of the Energy Servers constituting the PPA II Project in the event the PPA II Project fails to comply with the Performance Requirements and we fail to remedy such failure after a cure period.
The O&M Agreement for the PPA II Project provides for the following Performance Requirements and indemnity obligations:
Efficiency Guaranty. We warrant to DSGP that the PPA II Project will operate at a cumulative average efficiency level of 50%, including period of operation prior to closing of the PPA II upgrade transaction. If the aggregate average efficiency falls below the specified threshold, we are obligated to make a payment to DSGP equal to the increased expense resulting from such efficiency shortfall, with our aggregate liability for such payments capped at an amount specified in the O&M Agreement. During the period from September 2010 to June 30, 2019, no payments have been made pursuant to the Efficiency Guaranty.
Existing Energy Server Output Warranty. We warrant to DSGP that the remaining existing Energy Servers at the PPA II Project will, in the aggregate, generate a minimum amount of electricity in each calendar quarter, and we are obligated to repair or replace Energy Servers if such Energy Servers fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price. During the period from September 2010 to June 30, 2019, no Energy Servers have been repurchased pursuant to the Existing Energy Server Output Warranty.
New Energy Server Output Warranty. We warrant to DSGP that the new Energy Servers purchased by DSGP in connection with the PPA II Project will, in the aggregate, generate a minimum amount of electricity on a cumulative basis, and we are obligated to repair or replace Energy Servers if such Energy Servers fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price. During the period from the closing of the upgrade to June 30, 2019, no Energy Servers have been repurchased pursuant to the New Energy Server Output Warranty.

New Energy Server Output Guaranty. We warrant to DSGP that the new Energy Servers purchased by DSGP in connection with the PPA II Project will, in the aggregate, generate a minimum amount of electricity on a cumulative basis, and we are obligated to make a payment to DSGP to make DSGP for lost revenues resulting from the shortfall below the guaranteed level if such Energy Servers fail to satisfy this warranty, with our aggregate liability for such payments capped at an amount specified in the O&M Agreement. During the period from the closing of the upgrade to June 30, 2019, no payments have been made pursuant to the New Energy Server Output Guaranty.
Other Obligations
In addition to the rights and obligations set forth above, the transaction documents related to the upgrade of the PPA II Project contain certain representations, warranties and covenants of Bloom, DSGH, DSGP, Mehetia and SPDS, including representations and warranties of Bloom and DSGP relating to the conduct of their respective businesses prior to the closing of the transaction, as well as indemnity obligations related to the breach of such representations, warranties and covenants. In addition, we have agreed to indemnify SPDS for losses that may be incurred in the event of certain regulatory, legal or legislative development in an aggregate amount of up to $97.2 million and we have also agreed to indemnify SPDS for losses that may be incurred in connection with the loss or disallowance of certain tax benefits that we expect the upgrade of the PPA II Project to generate, in an aggregate amount of up to $7.5 million. As of June 30, 2019, we established a cash-collateralized letter of credit of $20.0 million under this obligation, and we committed to fund an additional cash-collateralized letter of credit of $20.0 million subsequent to June 30, 2019. Under the terms of the Equity Capital Contribution Agreement, in some circumstances, including in the event that our shares of common stock are trading at a specified price for a specified period, Southern has the right to require that Bloom either (a) provide supplemental Tariff Damages Collateral (as defined in the agreement) in the amount of the difference between the then-applicable Tariff Damages and the Tariff Damages Collateral then-available to Southern pursuant to the LLC Agreement, or (b) make a payment to Southern in the amount of such difference. Based on current deployments, in the event our shares of common stock are trading at a specified price for a specified period, then based on current deployments we anticipate a potential commitment resulting from the difference between the Tariff Damage Collateral and Tariff Damage to be up to an additional $57.2 million.
Obligations Under the PPA II Tariff Agreement
In the event that DSGP claims that a “Forced Outage Event” has occurred under the PPA II tariff, DSGP is obligated to purchase and deliver replacement renewable energy credits ("RECs") in an amount equal to the number of megawatt hours for which it receives compensation under the ‘forced outage’ provisions of the tariff, but only if such replacement RECs are available in sufficient quantities and can be purchased for less than $45 per REC. A “Forced Outage Event” is defined under the PPA II tariff agreement as the inability of DSGP to obtain a replacement component part or a service necessary for the operation of the Energy Servers at their nameplate capacity. The PPA II tariff agreement provides for payments to DSGP in the event of a Forced Outage Event lasting in excess of 90 days. For the first 90 days following the occurrence of a Forced Outage Event, no payments are made under this provision of the tariff. Thereafter, DSGP is entitled to payments equal to 70% of the payments that would have been made under the tariff but for the occurrence of the Forced Outage Event-that is, the “Forced Outage Event” provision of the PPA II tariff agreement provides for payments to DSGP under the tariff equal to the amount that would be paid were PPA II Project energy servers operating at 70% of their nameplate capacity, irrespective of actual output. The PPA II tariff agreement also provides that the “Forced Outage Event” protections afforded thereunder shall automatically terminate in the event that we obtain an investment grade rating.
Impact of PPA II Project on Consolidated Financial Statements
As described above, the PPA II Project documents contain certain representations, warranties and covenants of Bloom, DSGH, DSGP, Mehetia and SPDS, including representations and warranties of Bloom and DSGP relating to the conduct of their respective businesses prior to the closing of the transaction, as well as indemnity obligations related to the breach of such representations, warranties and covenants. In addition, we have agreed to indemnify SPDS for losses that may be incurred in the event of certain regulatory, legal or legislative development in an aggregate amount of up to $97.2 million. As of June 30, 2019, we believe these events to be remote and therefore, no liability has been recorded on our condensed consolidated financial statements.
As a result of the transaction with SPDS, we reconsidered whether we should continue to consolidate DSGP. We use a qualitative approach in assessing the consolidation requirement for each of our PPA Entities. This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. As a result of the PPA II Project, we determined that we no longer retain a controlling interest in PPA II and therefore it will no longer be consolidated as a VIE into our condensed consolidated financial statements as of June 30, 2019. We determined that we have retained significant influence over DSGP and consequently recognize our remaining interest in DSGP as an equity-method investment as of June 30, 2019.
The PPA II Project occurs in two phases, phase 1 where initially SPDS had its purchased interest in 9.7 megawatts of Energy Servers installed during June 2019, and its remaining phase 2 purchased interest in 8.0 megawatts of Energy Servers to be installed which is expected to occur during the remainder of 2019. As of June 30, 2019, we have sold 9.7 megawatts of our current generation Energy Servers for $87.8 million to DSGP subsequent to its deconsolidation, which is included in product revenue, and recognized installation services of $3.9 million which is included in installation revenue, in our condensed consolidated statements of operations for the three and six months ended June 30, 2019. Concurrently, we had repurchased and written-off 10.0 megawatts of our earlier generation energy serves for $25.6 million and had installed the 9.7 megawatts of servers at a cost of goods sold of $26.3 million, which is included in cost of product revenue in our condensed consolidated statements of operations for the three and six months ended June 30, 2019. In anticipation of replacing the remaining installed 9.0 megawatts of Energy Servers during 2019 under phase 2 which reduced their previously expected useful lives, we recognized charges related to the decommissioning of PPA II Energy Servers of $8.1 million, which is included in cost of electricity revenue in our condensed consolidated statements of operations for the three and six months ended June 30, 2019. Additionally, in paying-off the outstanding debt and interest of PPA II amounting to $77.7 million, we incurred a debt payoff make-whole penalty of $5.9 million, which is included in general and administrative expense in our condensed consolidated statements of operations for the three and six months ended June 30, 2019. Finally, we had PPA II debt issuance costs written-off of $1.0 million and additional interest expense incurred for PPA 2 debt payoff of $0.1 million, which is included in interest expense in our condensed consolidated statements of operations for the three and six months ended June 30, 2019.
The PPA II Project resulted in the following impacts on our condensed consolidated balance sheet as of June 30, 2019: (i) cash and cash equivalents increased $4.6 million, comprised of $115.6 million cash receipts for the sale of new systems to PPA II, mostly offset by $72.3 million used for the repayment of all PPA II debt plus a make-whole payment fee, a $18.7 million distribution to Credit Suisse, the other investor in PPA II, and a $20.0 million reclassification into restricted cash for certain contingent indemnifications for SPDS under the PPA II Project in the form of a letter of credit to SPDS; (ii) inventories decreased $27.0 million due to the sale of 9.7 megawatts of current generation Energy Servers to PPA II during June 2019; (iii) property, plant and equipment decreased $33.7 million, comprised of $25.6 million due to the repurchase and write-off of 10.0 megawatts of older Energy Servers from PPA II plus $8.1 million of charges related to the decommissioning of PPA II Energy Servers for the second phase of energy server replacement, anticipated to occur during the remainder of 2019; (iv) restricted cash long-term increased $8.7 million, comprised of $20.0 million for certain contingent indemnifications for SPDS under the PPA II Project, partially offset by $11.3 million used for the repayment of debt; (v) current portion of non-recourse debt decreased $12.2 million; (vi) deferred revenue and customer deposits increased $23.8 million related to deposit funding paid by SPDS for new systems in phase 2; (vii) accrued other current liabilities increased $0.4 million, comprised of an increase of $1.1 million for the accrued installation cost for the Energy Servers purchased by SPDS, mostly offset by a decrease of $0.7 million related to the payoff of accrued interest made on PPA II's debt; (viii) long-term portion of non-recourse debt decreased $63.7 million for the payoff of long term portion of PPA II debt, net of debt issuance costs written-off; (ix) noncontrolling interest decreased $18.4 million, comprised of $18.7 million of cash distribution to Credit Suisse resulting from our repurchase of 10.0 megawatts existing Energy Servers, partially offset by $0.3 million related to the HLBV adjustment; and (x) the reclass of $37.0 million from noncontrolling interest to accrued other current liabilities related to our commitment to mandatorily redeem the noncontrolling interest in DSGH by March 31, 2020 under the PPA II Project.

PPA Entities' Activities Summary
The table below shows the details of the five continuing Investment Companies and their cumulative activities from inception to the periods indicated (dollars in thousands):

	PPA II		PPA IIIa	PPA IIIb	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	30		10	6	21	40
Installed size (in megawatts)	20	[4]	10	5	19	37
Term of power purchase agreements (years)	21		15	15	15	15
First system installed	Jun-12		Feb-13	Aug-13	Sep-14	Jun-15
Last system installed	Nov-13		Jun-14	Jun-15	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%		99%	99%	90%	99%
Cash allocation to Equity Investor	99%		99%	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%		5%	5%	No flip	No flip
Equity Investor ¹	Credit Suisse		US Bank	US Bank	Exelon Corporation	Exelon Corporation
Put option date ²	March 31, 2020		1st anniversary of flip point	1st anniversary of flip point	N/A	N/A
Company cash contributions	$22,442		$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—		$8,655	$2,082	$—	$—
Equity Investor cash contributions	$139,993		$36,967	$20,152	$84,782	$227,344
Debt financing	$144,813		$44,968	$28,676	$99,000	$131,237
Cumulative Activity as of June 30, 2019:
Distributions to Equity Investor	$138,602		$4,430	$2,007	$6,420	$69,099
Debt repayment—principal	$144,813		$5,651	$4,414	$16,731	$7,572
Cumulative Activity as of December 31, 2018:
Distributions to Equity Investor	$116,942		$4,063	$1,807	$4,568	$66,745
Debt repayment—principal	$65,114		$4,431	$3,953	$15,543	$5,780

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

[4] Installed base decreased from March 31, 2019 due to the repurchase of 10 megawatts of our Energy Servers during June 2019 under the PPA II Project. See disclosures above.
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
The noncontrolling interests in PPA IIIa and PPA IIIb are redeemable as a result of the put option held by the Equity Investors as of June 30, 2019 . The noncontrolling interests in PPA II, IIIa and PPA IIIb are redeemable as a result of the put option held by the Equity Investors as of December 31, 2018. The redemption value is the put amount. At June 30, 2019, and December 31, 2018, the carrying value of redeemable noncontrolling interests of $0.5 million and $57.3 million, respectively, exceeded the maximum redemption value.

PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to us. The aggregate carrying values of the PPA Entities’ assets and liabilities in the condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, were as follows (in thousands):

	June 30,	December 31,
	2019 [1]	2018

Assets
Current assets:
Cash and cash equivalents	$18,043	$5,295
Restricted cash	1,848	2,917
Accounts receivable	6,533	7,516
Customer financing receivable	5,817	5,594
Prepaid expenses and other current assets	1,585	4,909
Total current assets	33,826	26,231
Property and equipment, net	321,886	399,060
Customer financing receivable, non-current	64,146	67,082
Restricted cash	36,736	27,854
Other long-term assets	30,329	2,692
Total assets	$486,923	$522,919
Liabilities
Current liabilities:
Accounts payable	$443	$724
Accrued other current liabilities	39,028	1,442
Deferred revenue and customer deposits	786	786
Current portion of debt	10,544	21,162
Total current liabilities	50,801	24,114
Derivative liabilities, net of current portion	8,453	3,626
Deferred revenue, net of current portion	8,306	8,696
Long-term portion of debt	251,826	323,360
Other long-term liabilities	2,078	1,798
Total liabilities	$321,464	$361,594
[1] These amounts include PPA II financial statement balances. See discussion above.
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

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy's stand-alone, the PPA Entities combined and these consolidated balances as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Bloom	PPA Entities	Consolidated	Bloom	PPA Entities	Consolidated

Assets
Current assets	$558,458	$33,826	$592,284	$646,350	$26,231	$672,581
Long-term assets	177,198	453,097	630,295	220,399	496,688	717,087
Total assets	$735,656	$486,923	$1,222,579	$866,749	$522,919	$1,389,668
Liabilities
Current liabilities	$272,606	$40,257	$312,863	$246,866	$2,952	$249,818
Current portion of debt	15,680	10,544	26,224	8,686	21,162	29,848
Long-term liabilities	233,880	18,837	252,717	293,739	14,120	307,859
Long-term portion of debt	390,157	251,826	641,983	388,073	323,360	711,433
Total liabilities	$912,323	$321,464	$1,233,787	$937,364	$361,594	$1,298,958

13. Commitments and Contingencies
Commitments
Operating Leases
During the six months ended June 30, 2019 and 2018, rent expense for our facilities was $3.8 million and $2.9 million, respectively.
At June 30, 2019, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2019	$8,410
2020	16,342
2021	13,683
2022	12,979
2023	12,532
Thereafter	48,297
$112,243
Equipment Leases - Beginning in December 2015, we are a party to master lease agreements that provide for the sale of Energy Servers to third parties and the simultaneous leaseback of the systems which we then subleases to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the six months ended June 30, 2019 and 2018.
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we may also issue purchase orders to certain of our component suppliers and third-party manufacturers that may not be cancelable. As of June 30, 2019 and 2018, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancelable.
Power Purchase Agreement Program - Under the terms of the Bloom Electrons program (see Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers), customers agree to purchase power from our Energy Servers at negotiated rates, generally for periods of up to twenty-one years. We are responsible for all operating costs necessary to maintain, monitor and repair these Energy Servers, including the fuel necessary to operate the systems under certain PPA contracts. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures.
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the consolidated statements of operations. We paid $3.5 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.
In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders have commitments to an LC facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the Debt Service Reserve Account. The amount reserved under the LC as of June 30, 2019 and 2018 was $5.0 million.
Contingencies
Indemnification Agreements - We enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. Our exposure under these agreements is unknown because it involves future claims that may be made against us but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
Warranty Costs - We generally warrant our products sold to our direct customers for one year following the date of acceptance of the products under a standard one-year warranty. As part of our MSAs, we provide output and efficiency guaranties (collectively “performance guaranties”) to our customers when systems operate below contractually specified levels of efficiency and output. Such amounts have not been material to date.
The standard one-year warranty covers defects in materials and workmanship under normal use and service conditions, and against manufacturing or performance defects. We accrue this warranty expense using our best estimate of the amount necessary to settle future and existing warranty claims as of the balance sheet date.
Our obligations under our standard one-year warranty and MSA are generally in the form of product replacement, repair or reimbursement for higher customer electricity costs. Further, if the Energy Servers run at a lower efficiency or power output than we committed under our performance guaranty, we will reimburse the customer for the underperformance. Our aggregate reimbursement obligation for this performance guaranty for each order is capped at a portion of the purchase price. Prior to fiscal year 2014, certain MSAs with direct customers were accounted for as separately-priced warranty contracts under ASC 605-20-25 Separately Priced Extended Warranty and Product Maintenance Contracts (formerly FTB 90-1), in which we recorded an accrual for any expected costs that exceed the contracted revenues for that one-year service renewal arrangement, and is included as a component of the accrued warranty liability. Customers may renew the MSAs leading to future expense that is not recognized under GAAP until the renewal occurs. Over time, as our service offering evolved and we began managing the Energy Servers taking into consideration individual customer arrangements as well as our Bloom Energy Server fleet management objectives, our service offering evolved to the point that our services changed, becoming a more strategic offering for both us and our customers. Additionally, virtually all of our sales arrangements included bundled sales of maintenance service agreements along with the Energy Servers. The result is that we allocate a certain portion of the contractual revenue related to the Energy Servers to the MSAs based on our BESP compared to the stated amount in the service contracts.
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of June 30, 2019, we had 317 full time workers in Delaware and paid $105.6 million in cumulative compensation. As of June 30, 2018, we had 328 full time workers in Delaware and paid $80.4 million in cumulative compensation. We have so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, including up to $5.0 million on

September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of June 30, 2019 we had cumulatively paid $1.5 million for recapture provisions and recorded $10.5 million in other long-term liabilities for potential recapture.
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
In July of 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a Statement of Claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (“Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a Second Amended Statement of Claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our Answering Statement and Affirmative Defenses. We believe the Second Amended Statement of Claim to be without merit and, as a result, we have recorded no loss contingency related to this claim.
In June of 2019. Messrs. Daubenspeck and Badger filed a complaint against our CEO, out CFO and our former CFO in the United States District Court for the Northern District of Illinois, Case No. 1:19-cv-04305, asserting nearly identical claims as those in the pending arbitration discussed above. We believe the complaint to be without merit and, as a result, we have recorded no loss contingency related to this claim.

In March of 2019, the Lincolnshire Police Pension fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our initial public offering alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended, for alleged misleading statements or omissions in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in connection with our July 25, 2018 initial public offering. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated and a case management schedule has been set, with Plaintiffs' Consolidated Amended Complaint due to be filed with the court by October 14, 2019. Discovery is currently stayed.

In May of 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us and certain of our directors alleging violations under Section 11 and 15 of the Securities Act of 1933, as amended, for alleged misleading statements or omissions in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in connection with our July 25, 2018 initial public offering. Lead plaintiff applications were submitted to the court on July 29, 2019 and the lead plaintiff selection hearing is scheduled for September 4, 2019.

14. Segment Information
Segments and the Chief Operating Decision Maker
Our chief operating decision makers ("CODMs"), the Chief Executive Officer and the Chief Financial Officer, review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The CODMs allocate resources and make operational decisions based on direct involvement with our operations and product development efforts. Bloom Energy is managed under a functionally-based organizational structure with the head of each function reporting to the Chief Executive Officer. The CODMs assess performance, including incentive compensation, based upon consolidated operations performance and financial results on a consolidated basis. As such, we have a single reporting segment and operating unit structure.

15. Related Party Transactions
Our results of operations included the following related party transactions (in thousands):

	Six Months Ended June 30,
	2019	2018

Total revenue from related parties	$93,204	$30,925
Consulting expenses paid to related parties (included in general and administrative expense)	102	102
Interest expense on debt to related parties	3,218	5,299
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. We recognized related party service revenue of $0.8 million for the three months ended June 30, 2019 and related party revenue of $1.7 million, comprised of service revenue of $0.2 million and installation revenue of $1.5 million, for the three months ended June 30, 2018. We recognized related party service revenue of $1.6 million for the six months ended June 30, 2019 and related party revenue of $30.9 million, comprised of service revenue of $0.3 million, product revenue of $28.3 million, and installation revenue of $2.3 million, for the six months ended June 30, 2018. Accounts receivable from this joint venture was $9,800 as of June 30, 2019 and $3.3 million as of December 31, 2018.
Diamond State Generation Holdings, LLC
On June 14, 2019, we entered into a transaction with SP Diamond State Class B Holdings for the PPA II upgrade of Energy Servers. In connection with the closing of this transaction, SPDS was admitted as a member of Diamond State Generation Partners, LLC ("DSGP"). DSGP, an operating company was a wholly owned subsidiary of DSGH prior to June 14, 2019. As a result of the PPA II upgrade of Energy Servers transaction, we determined that we no longer retain a controlling interest in PPA II and therefore it will no longer be consolidated as a variable interest entity, or VIE, into our condensed consolidated financial statements as of June 30, 2019. DSGP is considered to be a related party as regards to our PPA II upgrade of Energy Servers transaction for which we recognized related party revenue of approximately $91.6 million, comprised of product revenue of approximately $87.7 million and installation revenue of $3.9 million, for the three and six months ended June 30, 2019. We determined that we have retained significant influence over DSGP and consequently recognize our remaining interest in DSGP as an equity investment as of June 30, 2019. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers. We had no accounts receivable from DSGP as of June 30, 2019.
Consulting Arrangement
In January 2009, we entered into a consulting agreement with General Colin L. Powell, a member of our board of directors, pursuant to which General Powell performs certain strategic planning and advisory services for us. Pursuant to this consulting agreement, General Powell receives compensation of $125,000 per year and reimbursement for reasonable expenses.

Debt to Related Parties
The following is a summary of our debt and convertible notes from investors considered to be related parties as of June 30, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$27,734	$—	$27,734	$27,734
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	39,317	2,889	32,643	35,532
Total debt from related parties	$67,051	$2,889	$60,377	$63,266
The following is a summary of our debt and convertible notes from investors considered to be related parties as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$27,734	$—	$27,734	$27,734
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	40,538	2,200	34,119	36,319
Total debt from related parties	$68,272	$2,200	$61,853	$64,053
Regarding non-recourse debt from related parties, we repaid $0.4 million and $0.7 million of principal and interest in the three months ended June 30, 2019, and we repaid $1.2 million and $1.5 million of principal and interest in the six months ended June 30, 2019, respectively. No other significant changes have occurred in total debt from related parties since December 31, 2018. See Note 6 - Outstanding Loans and Security Agreements for additional information on our debt facilities. During the three months ended June 30, 2019 and 2018, interest expense on debt from related parties was $1.6 million and $2.7 million, and during the six months ended June 30, 2019 and 2018, interest expense on debt from related parties was $3.2 million and $5.3 million, respectively.

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

Overview
Our solution, our Energy Server, is a stationary power generation platform built for the digital age and capable of delivering highly reliable, uninterrupted, 24x7 constant power that is also clean and sustainable. The Energy Server converts standard low-pressure natural gas or biogas into electricity through an electrochemical process without combustion, resulting in very high conversion efficiencies and lower harmful emissions than conventional fossil fuel generation. A typical configuration produces 250 kilowatts of power in a footprint roughly equivalent to that of half of a standard thirty-foot shipping container, or approximately 125 times more space-efficient than solar power generation. Two hundred fifty (250) kilowatts of power is roughly equivalent to the constant power requirement of a typical big box retail store. Any number of these Energy Server systems can be clustered together in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts.
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
Power Purchase Agreement Programs
Our customers have the option to purchase electricity produced by our Energy Servers through a financed offering which we refer to as a Power Purchase Agreement Program, whereby one or more parties are equity investors in financing the entities that purchase the Energy Servers. The entity owning the Energy Server then enters into agreements with the customer pursuant to which the customer purchases the electricity generated by the Energy Server for a fixed price per kilowatt-hour. Our Power Purchase Agreement Programs include both the Bloom Electrons program, which includes an equity investment by us and in which we recognize revenue as the electricity is produced, and our Third-Party PPA programs, in which we have no equity investment and we recognize revenue on acceptance.

For further information about our Power Purchase Agreement Programs, see Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
On June 28, 2019, we sold all of our equity interests in 2018 ESA Project Company, LLC (the “Project Company”) to Project Oxygen Holdings, LLC, a wholly owned subsidiary of Duke Energy One, Inc. (“Duke”). The Project Company is party to a portfolio of power purchase agreements with commercial off-takers. Simultaneously with the sale of equity interests, the Project Company entered into sale agreement with us whereby, subject to satisfaction of certain conditions, the Project Company committed to purchase approximately 36.8 MW of Energy Servers from us for a total amount of no more than $249M. Additionally, we agreed to provide operations and maintenance services for the portfolio of Energy Servers. We consider this transaction a Third-Party PPA arrangement. The terms and conditions of this transaction, including the suite of warranties and guaranties provided with respect to the performance of the Energy Servers, are customary for Bloom transactions of this type.
Lease Programs
In our Lease Programs, we sell the Energy Server to a financing party that in turn leases the Energy Server to the customer. We then enter into an operations and maintenance agreement with the customer. The customer pays the financing party a rent payment and pays us an operations and maintenance fee. In our Lease programs, we recognize revenue at the time of the sale to the financing party, which typically occurs in connection with acceptance.
Managed Services Programs
In our Managed Services Programs, we sell the Energy Server to a financing party and simultaneously lease the Energy Server back from the financing party. We then enter into an Energy Server services agreement with the customer. The customer pays us a fixed payment equal to our lease payment obligation to the financing party. In some cases, the customer may also pay us an operations and maintenance fee. In our Managed Services programs, we recognize revenue at the time of the sale to the financing party, which typically occurs in connection with acceptance.
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
In 2018, Bloom Energy Japan consummated a sale of Energy Servers into certain countries in the Asia Pacific region. In addition, we have also entered into a Preferred Distributor Agreement with SK Engineering & Construction Co., Ltd. and SKD&D to enable us to sell directly into the Asia Pacific region.

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

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Acceptances
We use acceptances as a key operating metric to measure the volume of our completed Energy Server installation activity from period to period. We typically define an acceptance as when an Energy Server is installed and running at full power as defined in the customer contract or the financing agreements. For orders where a third party performs the installation, acceptances are generally achieved when the Energy Servers are shipped.
The product acceptances in the period were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

Product accepted during the period (in 100 kilowatt systems)	271	181	90	49.7%	506	347	159	45.8%
Product accepted increased approximately 90 systems, or 49.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Acceptance volume increased as we continue to drive growth from our backlog, including the PPA II Project, and deliver growth in the Asia Pacific region, as well as enhance our ability and capacity to install more Energy Servers with our installation team.
Product accepted increased approximately 159 systems, or 45.8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Acceptance volume increased as we continue to drive growth from our backlog, including the PPA II Project and deliver growth in the Asia Pacific region, as well as enhance our ability and capacity to install more Energy Servers with our installation team.
As discussed in the Purchase and Lease Programs above, our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Direct Purchase (including Third Party PPAs)	93%	75%	94%	87%
Traditional Lease	7%	25%	6%	13%
Managed Services	—%	—%	—%	—%
Bloom Electrons	—%	—%	—%	—%
	100%	100%	100%	100%
The portion of total revenue attributable to each purchase option in the period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Direct Purchase (including Third Party PPAs)	77%	63%	70%	72%
Traditional Lease	13%	19%	18%	10%
Managed Services	2%	5%	2%	5%
Bloom Electrons	8%	13%	10%	13%
	100%	100%	100%	100%

Costs Related to Our Products

	Three Months Ended June 30,				Change			Six Months Ended June 30,				Change
	2019		2018		Amount		%	2019		2018		Amount		%

Product costs of product accepted in the period	$3,045	/kW	$3,485	/kW	$(440	)/kW	(12.6)%	$3,120	/kW	$3,662	/kW	$(542	)/kW	(14.8)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$3,321		$3,018		$303		10.0%	$10,258		$13,803		$(3,545)		(25.7)%
Installation costs on product accepted in the period	$627	/kW	$1,967	/kW	$(1,340	)/kW	(68.1)%	$650	/kW	$1,276	/kW	$(626	)/kW	(49.1)%
Product costs of product accepted decreased approximately $440 per kilowatt, or 12.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved automation at our manufacturing facilities.
Product costs of product accepted decreased approximately $542 per kilowatt, or 14.8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved automation at our manufacturing facilities.
Period costs of manufacturing related expenses increased approximately $0.3 million, or 10.0%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.
Period costs of manufacturing related expenses decreased approximately $3.5 million, or 25.7%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.
Installation costs on product accepted decreased approximately $1,340 per kilowatt, or 68.1%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Each customer site is different and installation costs can vary due to a number of factors, including size and site complexity, such as site and utility location, presence of a storage solution, regulatory and any other customer requirements. As such, installation on a per kilowatt basis can vary significantly from period-to-period. When we achieve international acceptances, our partners are responsible for the installation, and therefore we do not incur installation costs. When we achieve acceptances for upgrading customer sites to our latest technology, installation costs are minimal as most of the installation work and costs were incurred when the site was initially installed. The mix of international acceptances and the PPA II Project contributed to the lower installation cost this quarter
   Installation costs on product accepted decreased approximately $626 per kilowatt, or 49.1%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Each customer site is different and installation costs can vary due to a number of factors, including size and site complexity, such as site and utility location, presence of a storage solution, regulatory and any other customer requirements. As such, installation on a per kilowatt basis can vary significantly from period-to-period. When we achieve international acceptances, our partners are responsible for the installation, and therefore we do not incur installation costs. The mix of international acceptances for the six months ended June 30, 2019 contributed to the decrease in installation costs.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percents)
Product	$179,900	$108,654	$71,246	65.6%	$321,633	$229,961	$91,672	39.9%
Installation	17,284	26,245	(8,961)	(34.1)%	39,543	40,363	(820)	(2.0)%
Service	23,659	19,975	3,684	18.4%	46,949	39,882	7,067	17.7%
Electricity	12,939	14,007	(1,068)	(7.6)%	26,364	28,036	(1,672)	(6.0)%
Total revenue	$233,782	$168,881	$64,901	38.4%	$434,489	$338,242	$96,247	28.5%
Total Revenue
Total revenue increased approximately $64.9 million, or 38.4%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was driven primarily by the increase in product acceptances of approximately 90 systems, or 49.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Total revenue increased approximately $96.2 million, or 28.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Revenue in the six months ended June 30, 2018 included a one-time benefit of $45.5 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. Excluding this one-time retroactive ITC benefit in 2018, revenue increased during the six months ended June 30, 2019 by approximately $141.7 million, or 48.4% compared to the same period in 2018. This increase was driven primarily by the increase in product acceptances of approximately 159 systems, or 45.8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Product and installation revenue combined increased approximately $62.3 million, or 46.2%, to $197.2 million for the three months ended June 30, 2019 from $134.9 million for the three months ended June 30, 2018. The upfront portion of the product and install revenue increased approximately $67.2 million to $195.2 million for the three months ended June 30, 2019 from $128.0 million for the three months ended June 30, 2018. This increase in upfront product and install revenue was primarily due to the increase in upfront acceptances to 271 in the three months ended June 30, 2019 from 181 in the three months ended June 30, 2018. The upfront product and install average selling price increased to $7,203 per kilowatt for the three months ended June 30, 2019, from $7,093 per kilowatt for the three months ended June 30, 2018.
Product Revenue
Product revenue increased approximately $71.2 million, or 65.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily driven by the increase in acceptances of 90 systems, and a higher per unit average selling price associated with those acceptances in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Product revenue increased approximately $91.7 million, or 39.9%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily driven by the increase in acceptances of 159 systems. Product revenue in the six months ended June 30, 2018 included a one-time benefit of $45.5 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. Excluding this one-time retroactive ITC benefit in 2018, revenue increased during the six months ended June 30, 2019 by approximately $137.2 million, or 74.4% compared to the same period in 2018.

Installation Revenue
Installation revenue decreased approximately $9.0 million, or 34.1%, from $26.2 million for the three months ended June 30, 2018 to $17.3 million for the three months ended June 30, 2019. This decrease was generally driven by the higher mix of international acceptances where we don’t perform the installation service and therefore do not get installation revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Installation revenue can increase or decrease from period to period as a result of differences in size and complexity for the sites accepted and the mix of international versus domestic acceptances. Both the cost and revenue of installations can vary based on the size of the installation, the complexity of the installation, the features and ancillary equipment included in the installation, and whether or not we perform the installation as part of the overall scope of the customer contract.

Installation revenue decreased approximately $0.8 million, or 2.0%, from $40.4 million for the six months ended June 30, 2018 to $39.5 million for the six months ended June 30, 2019. This decrease was generally driven by the higher mix of international acceptances, where we don’t perform the installation service for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Service Revenue
Service revenue increased approximately $3.7 million, or 18.4%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Service revenue increased approximately $7.1 million, or 17.7%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue decreased approximately $1.1 million, or 7.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to a reduction in revenues from the PPA II upgrade of Energy Servers transaction, resulting from the reduced output during the period between the decommissioning of the existing products being removed and the commencement of operations of the new products installed as replacements.
Electricity revenue decreased approximately $1.7 million, or 6.0%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to a reduction in revenues from the PPA II upgrade of Energy Servers transaction, resulting from the reduced output during the period between the decommissioning of the existing products being removed and the commencement of operations of the new products installed as replacements.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percents)
Cost of revenue:
Product	$131,952	$70,802	$61,150	86.4%	$255,952	$151,157	$104,795	69.3%
Installation	22,116	37,099	(14,983)	(40.4)%	46,282	47,537	(1,255)	(2.6)%
Service	19,599	19,260	339	1.8%	47,156	43,513	3,643	8.4%
Electricity	18,442	8,949	9,493	106.1%	27,671	19,598	8,073	41.2%
Total cost of revenue	$192,109	$136,110	$55,999	41.1%	$377,061	$261,805	$115,256	44.0%
Gross profit (loss)	$41,673	$32,771	$8,902	27.2%	$57,428	$76,437	$(19,009)	(24.9)%

Total Cost of Revenue
Total cost of revenue increased approximately $56.0 million, or 41.1%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Total cost of revenue includes stock-based compensation which increased approximately $8.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Total cost of revenue, excluding stock-based compensation, increased approximately $47.6 million, or 35.5%, to $181.7 million for the three months ended June 30, 2019, as compared to $134.1 million for the three months ended June 30, 2018. This increase in total cost of revenue was primarily attributable to higher product cost of revenue which was driven by an increase in the volume of product acceptances.Cost of revenue for the three months ended June 30, 2019 included $33.7 million one time expenses associated with the PPA II Project, $25.6 million recoded in cost of product revenue and $8.1 million recorded in cost of electricity revenue. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for further details.
Total cost of revenue increased approximately $115.3 million, or 44.0%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Total cost of revenue includes stock-based compensation which increased approximately $20.9 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Total cost of revenue, excluding stock-based compensation, increased approximately $94.4 million, or 36.6%, to $352.3 million for the six months ended June 30, 2019, as compared to $257.9 million for the six months ended June 30, 2018. This increase in total cost of revenue was primarily attributable to higher product cost of revenue which was driven by an increase in the volume of product acceptances.
Combined product and installation cost of revenue increased approximately $46.2 million, or 42.8%, to $154.1 million for the three months ended June 30, 2019, from $107.9 million for the three months ended June 30, 2018. The upfront portion of the product and installation cost of revenue, excluding stock based compensation, increased approximately $41.7 million to $142.9 million for the three months ended June 30, 2019, from $101.2 million for the three months ended June 30, 2018. This increase in upfront product and installation cost of revenue was primarily due to the increase in upfront acceptances to 271 in the three months ended June 30, 2019, from 181 in the three months ended June 30, 2018. The upfront product and installation average cost of revenue on a per kilowatt basis, also described as total installed system cost ("TISC") decreased to $5,274 per kilowatt for the three months ended June 30, 2019, from $5,607 per kilowatt for the three months ended June 30, 2018. This decrease was primarily driven by the decrease in installation costs resulting from the higher international customer mix and the size and complexity for the sites accepted in the three months ended June 30, 2019.
Cost of Product Revenue
Cost of product revenue increased approximately $61.2 million, or 86.4%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was driven by the increase in acceptances and an increase in stock-based compensation
Cost of product revenue increased approximately $104.8 million, or 69.3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was driven by the increase in acceptances and an increase in stock-based compensation, partially offset by a one-time payment of $9.4 million recorded to cost of product revenue in the six months ended June 30, 2018. This $9.4 million cost was driven by the reinstatement of the ITC program in February 2018, where we were required to repay certain suppliers for previously negotiated contractual discounts.
Cost of Installation Revenue
Cost of installation revenue decreased approximately $15.0 million, or 40.4%, for the three months ended June 30, 2019, as compared to the three months ended March 31, 2018. This decrease was generally driven by the higher mix of international acceptances in the three months ended June 30, 2019 where we do not perform the installation service.
Cost of installation revenue decreased approximately $1.3 million, or 2.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was generally driven by the higher mix of international acceptances in the six months ended June 30, 2019 where we do not perform the installation service.

Cost of Service Revenue
Cost of service revenue increased approximately $0.3 million, or 1.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed supported by our standard maintenance process.
Cost of service revenue increased approximately $3.6 million, or 8.4%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed supported by our standard maintenance process.
Cost of Electricity Revenue
Cost of electricity revenue increased approximately $9.5 million, or 106.1%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, mainly due to charges related to the decommissioning of PPA II Energy Servers associated with the PPA II Project and a loss recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.
Cost of electricity revenue increased approximately $8.1 million, or 41.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, mainly due to charges related to the decommissioning of PPA II Energy Servers associated with the PPA II Project.
Gross Profit (Loss)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	Amount	2019	2018	Amount

	(in thousands)
Gross Profit (Loss):
Product	$47,948	$37,852	$10,096	$65,681	$78,804	$(13,123)
Installation	(4,832)	(10,854)	6,022	(6,739)	(7,174)	435
Service	4,060	715	3,345	(207)	(3,631)	3,424
Electricity	(5,503)	5,058	(10,561)	(1,307)	8,438	(9,745)
Total Gross Profit (Loss)	$41,673	$32,771	$8,902	$57,428	$76,437	$(19,009)

Gross Margin:
Product	26.7%	34.8%		20.4%	34.3%
Installation	(28.0)%	(41.4)%		(17.0)%	(17.8)%
Service	17.2%	3.6%		(0.4)%	(9.1)%
Electricity	(42.5)%	36.1%		(5.0)%	30.1%
Total Gross Margin	17.8%	19.4%		13.2%	22.6%
Total Gross Profit
Gross profit improved $8.9 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Stock-based compensation included in cost of revenue increased approximately $8.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Excluding stock based compensation, gross profit increased in the three months ended June 30, 2019 by approximately $17.3 million, or 49.9%, as compared to the three months ended June 30, 2018. This increase was generally due to the increase in product acceptances, higher average selling price and lower product cost driven by increased volume and ongoing cost reduction activities.

Gross profit decreased $19.0 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. During the six months ended June 30, 2018, gross profit included a one-time benefit of $36.1 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. In addition, stock-based compensation increased approximately $20.9 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Excluding this one-time retroactive ITC benefit in the six months ended June 30, 2018 and excluding stock based compensation, gross profit increased in the six months ended June 30, 2019 by approximately $38.0 million, or 85.9%, as compared to the six months ended June 30, 2018. This increase was generally due to the increase in product acceptances, higher average selling price and lower product cost driven by increased volume and ongoing cost reduction activities.
Product Gross Profit
Product gross profit increased $10.1 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Excluding stock based compensation, product gross profit increased in the three months ended June 30, 2019 by approximately $15.9 million, as compared to the three months ended June 30, 2018. This increase was generally due to the increase in product acceptances, higher average selling price and lower product cost driven by increased volume and ongoing cost reduction activities.
Product gross profit decreased $13.1 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Excluding the one-time retroactive ITC benefit in the six months ended June 30, 2018 of $36.1 million and excluding stock based compensation, product gross profit increased in the six months ended June 30, 2019 by approximately $38.3 million, as compared to the six months ended June 30, 2018. This increase was generally due to the increase in product acceptances, higher average selling price and lower product cost driven by increased volume and ongoing cost reduction activities.
Installation Gross Loss
Installation gross loss decreased $6.0 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This improvement was due to lower installation costs due to a higher mix of international customer sites accepted in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, partially offset by higher stock based compensation expense. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, size of each installation, which can cause variability in installation costs and whether we or our international partners perform the installation.
Installation gross loss decreased $0.4 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This improvement was due to lower installation costs due to a higher mix of international customer sites accepted in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, partially offset by higher stock based compensation expense. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, the size of each installation, which can cause variability in installation costs and whether we or our international partners perform the installation.
Service Gross Profit / Loss
Service gross profit improved $3.3 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Our service gross improved slightly on a larger installed base generally due to less frequent power module replacements being required as our fleet transitions to our more recent technology.
Service gross loss improved $3.4 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Our service gross loss improved slightly on a larger installed base generally due to less frequent power module replacements being required as our fleet transitions to our more recent technology.
Electricity Gross Profit / Loss
Electricity gross profit decreased $10.6 million, or 208.8%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, mainly due to charges related to the decommissioning of PPA II Energy Servers associated with the PPA II Project.
Electricity gross profit decreased $9.7 million, or 115.5%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, mainly due to charges related to the decommissioning of PPA II Energy Servers associated with the PPA II Project.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percents)
Research and development	$29,772	$14,413	$15,359	106.6%	$58,631	$29,144	$29,487	101.2%
Sales and marketing	18,359	8,254	10,105	122.4%	38,822	16,516	22,306	135.1%
General and administrative	43,662	15,359	28,303	184.3%	82,736	30,347	52,389	172.6%
Total operating expenses	$91,793	$38,026	$53,767	141.4%	$180,189	$76,007	$104,182	137.1%
Total Operating Expenses
Total operating expenses increased $53.8 million, or 141.4%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Total operating expenses includes stock-based compensation expenses, which increased approximately $35.0 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, accounting for much of the year-over-year increase. The increase in stock-based compensation is primarily attributable to a one-time employee grant of restricted stock units ("RSUs") at the time of our IPO. These RSUs have a 2-year vesting period starting at the time of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition to the one-time grant, the stock-based compensation includes some previously granted RSUs that vested upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $18.8 million, or 58.4%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation servers and customer personalized application technology development, expenses related to our demand generation functions, expenses related to our public company readiness and a $5.9 million one-time debt payoff make-whole penalty associated with the PPA II Project.
Total operating expenses increased $104.2 million, or 137.1%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Total operating expenses includes stock-based compensation expenses, which increased approximately $78.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, accounting for much of the year-over-year increase. The increase in stock-based compensation is primarily attributable to a one-time employee grant of restricted stock units ("RSUs") at the time of our IPO. These RSUs have a 2-year vesting period starting at the time of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition to the one-time grant, the stock-based compensation includes some previously granted RSUs that vested upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $25.8 million, or 40.2%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation servers and customer personalized application technology development, expenses related to our demand generation functions, expenses related to our public company readiness and a $5.9 million one-time debt payoff make-whole penalty associated with the PPA II Project.
Research and Development
Research and development expenses increased approximately $15.4 million, or 106.6%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $10.5 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Total research and development expenses, excluding stock-based compensation, increased approximately $4.9 million, or 38.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to compensation-related expenses for hiring new employees and investments made for our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrid and storage solutions, and new fuel solutions utilizing biogas.
Research and development expenses increased approximately $29.5 million, or 101.2%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $23.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Total research and development expenses, excluding stock-based compensation, increased approximately $6.4 million, or 24.9%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily due to compensation-related expenses for hiring new employees and investments made for our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrid and storage solutions, and new fuel solutions utilizing biogas.
Sales and Marketing
Sales and marketing expenses increased approximately $10.1 million, or 122.4%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $7.7 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $2.4 million, or 33.9%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to develop new customer financing programs and partners.
Sales and marketing expenses increased approximately $22.3 million, or 135.1%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $18.3 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $4.0 million, or 28.0%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to develop new customer financing programs and partners.
General and Administrative
General and administrative expenses increased approximately $28.3 million, or 184.3%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $16.8 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Total general and administrative expenses, excluding stock-based compensation, increased approximately $11.5 million, or 92.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in general and administrative expenses was due to an increase in compensation related expenses associated with hiring new employees to support public company readiness across accounting and legal functions, expenses related to becoming a public company, and information technology related expenses for infrastructure and security support, as well as $5.9 million for a one-time debt payoff make-whole penalty associated with the PPA II Project.
General and administrative expenses increased approximately $52.4 million, or 172.6%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $37.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Total general and administrative expenses, excluding stock-based compensation, increased approximately $15.3 million, or 63.8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in general and administrative expenses was due to an increase in compensation related expenses associated with hiring new employees to support public company readiness across accounting and legal functions, expenses related to becoming a public company, and information technology related expenses for infrastructure and security support, as well as $5.9 million for a one-time debt payoff make-whole penalty associated with the PPA II uProject.

Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percents)
Cost of revenue	$10,392	$1,971	$8,421	427%	$24,764	$3,869	$20,895	540%
Research and development	12,218	1,739	10,479	603%	26,448	3,376	23,072	683%
Sales and marketing	8,935	1,214	7,721	636%	20,447	2,166	18,281	844%
General and administrative	19,673	2,894	16,779	580%	43,441	6,362	37,079	583%
Total stock-based compensation	$51,218	$7,818	$43,400	555%	$115,100	$15,773	$99,327	630%
Total stock-based compensation increased $43.4 million, or 555.1%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Of the $51.2 million in stock based compensation for the three months ended June 30, 2019, approximately $23.9 million was related to a one-time RSUs grant to our employees that were issued at the time of our IPO and that have a 2-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon completion of our IPO.
Total stock-based compensation increased $99.3 million, or 629.7%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Of the $115.1 million in stock based compensation for the six months ended June 30, 2019, approximately $54.9 million was related to a one-time RSUs grant to our employees that were issued at the time of our IPO and that have a 2-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon completion of our IPO.
Other Income and Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	Amount	2019	2018	Amount

	(in thousands)
Interest income	$1,700	$444	$1,256	$3,585	$859	$2,726
Interest expense	(16,725)	(22,525)	5,800	(32,687)	(43,904)	11,217
Interest expense, related parties	(1,606)	(2,672)	1,066	(3,218)	(5,299)	2,081
Other income (expense), net	(222)	(855)	633	43	(930)	973
Loss on revaluation of warrant liabilities and embedded derivatives	—	(19,197)	19,197	—	(23,231)	23,231
Total	$(16,853)	$(44,805)	$27,952	$(32,277)	$(72,505)	$40,228
Total Other Income and Expense
Total other income and expense decreased $28.0 million and $40.2 million in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively. This decrease was primarily due to the change in accounting for warrant liabilities and embedded derivatives that occurred at the time of the IPO, removing the remeasurement requirement for these instruments, and a decrease in interest expense following the conversion of a portion of our debt into equity at the time of the IPO.
Interest Income
Interest income increased $1.3 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to the increase in interest on the short term investment balances which increased as a result of the proceeds from the IPO.

Interest income increased $2.7 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily due to the increase in interest on the short term investment balances which increased as a result of the proceeds from the IPO.
Interest Expense
Interest expense decreased $5.8 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was primarily due to lower amortization expense of our debt derivatives and due to the conversion of a portion of our debt into equity at the time of the IPO.
Interest expense decreased $11.2 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was primarily due to lower amortization expense of our debt derivatives and due to the conversion of a portion of our debt into equity at the time of the IPO.
Interest Expense, Related Parties
Interest expense, related parties decreased $1.1 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was due to the conversion of $40.1 million of our 8% Notes from related parties into equity at the time of the IPO.
Interest expense, related parties decreased $2.1 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was due to the conversion of $40.1 million of our 8% Notes from related parties into equity at the time of the IPO.
Other Income (Expense), net
Other income (expense), net improved $0.6 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily due to changes in foreign currency translation expense.
Other income (expense), net improved $1.0 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily due to changes in foreign currency translation expense.
Loss on Revaluation of Warrant Liabilities and Embedded Derivatives
For the three and six months ended June 30, 2019, the revaluation of warrant liabilities and embedded derivatives was zero. Upon the IPO, the final valuation of the embedded derivatives related to the 6% Notes was reclassified from a derivative liability to additional paid-in capital. For the three and six months ended June 30, 2018, we recognized net loss of $19.2 million and $23.2 million, respectively, primarily due to an increase in our derivative valuation adjustment for the three and six months ended June 30, 2018 of $23.5 million and $31.0 million, respectively, which was partially offset by gains recognized from the revaluation of the preferred warrant liability of $4.3 million and $7.6 million, respectively.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percent)
Income tax provision	$258	$128	$130	101.6%	$466	$461	$5	1.1%
Income tax provision increased $0.1 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Income tax provision was essentially flat comparing the six months ended June 30, 2019 to the six months ended June 30, 2018.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percent)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(5,015)	$(4,512)	$(503)	(11.1)%	$(8,847)	$(9,143)	$296	3.2%
Net loss attributable to noncontrolling interests increased $0.5 million, or 11.1%, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The net loss increased due to the allocation of our lower net loss to our noncontrolling interests.
Net loss attributable to noncontrolling interests decreased $0.3 million, or 3.2%, in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The net loss decreased due to the allocation of our lower net loss to our noncontrolling interests.

Unaudited Quarterly Supplemental Financial Information
The following consolidated statements of operations, presented on a quarterly basis for the nine quarters ended June 30, 2019, are unaudited. These statements have been prepared in accordance with U.S. GAAP for interim financial information and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented (in thousands, except per share):

	2019		2018				2017
	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30
	(in thousands except per share amounts)
Revenue:
Product	$179,899	$141,734	$156,671	$125,690	$108,654	$121,307	$66,913	$45,255	$39,935
Installation	17,285	22,258	21,363	29,690	26,245	14,118	21,601	14,978	14,354
Service	23,659	23,290	21,752	20,751	19,975	19,907	19,927	19,511	18,875
Electricity	12,939	13,425	13,820	14,059	14,007	14,029	14,810	14,021	13,619
Total revenue	233,782	200,707	213,606	190,190	168,881	169,361	123,251	93,765	86,783
Cost of revenue:
Product	131,952	124,000	128,076	95,357	70,802	80,355	70,450	53,923	47,545
Installation	22,116	24,166	31,819	40,118	37,099	10,438	16,933	14,696	14,855
Service	19,599	27,557	28,475	22,651	19,260	24,253	14,012	30,058	21,308
Electricity	18,442	9,229	7,988	8,679	8,949	10,649	9,806	10,178	8,881
Total cost of revenue	192,109	184,952	196,358	166,805	136,110	125,695	111,201	108,855	92,589
Gross profit (loss)	41,673	15,755	17,248	23,385	32,771	43,666	12,050	(15,090)	(5,806)
Operating expenses:
Research and development	29,772	28,859	32,970	27,021	14,413	14,731	15,181	12,374	12,368
Sales and marketing	18,359	20,463	24,983	21,476	8,254	8,262	9,346	6,561	8,663
General and administrative	43,662	39,074	47,471	40,999	15,359	14,988	14,818	13,652	14,325
Total operating expenses	91,793	88,396	105,424	89,496	38,026	37,981	39,345	32,587	35,356
Income (loss) from operations	(50,120)	(72,641)	(88,176)	(66,111)	(5,255)	5,685	(27,295)	(47,677)	(41,162)
Interest income[1]	1,700	1,885	1,996	1,467	444	415	298	223	138
Interest expense[1]	(16,725)	(17,574)	(17,806)	(18,819)	(25,197)	(24,007)	(29,807)	(28,899)	(25,554)
Other income (expense), net[1]	(1,606)	265	635	(705)	(855)	(74)	(123)	(263)	(124)
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	(222)	—	(13)	1,655	(19,197)	(4,034)	(15,114)	572	(668)
Net loss before income taxes	(66,973)	(88,065)	(103,364)	(82,513)	(50,060)	(22,015)	(72,041)	(76,044)	(67,370)
Income tax provision (benefit)	258	208	1,079	(3)	128	333	(120)	314	228
Net loss	(67,231)	(88,273)	(104,443)	(82,510)	(50,188)	(22,348)	(71,921)	(76,358)	(67,598)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,015)	(3,832)	(4,662)	(3,931)	(4,512)	(4,632)	(4,160)	(4,527)	(4,123)
Net loss attributable to Class A and Class B common stockholders	$(62,216)	$(84,441)	$(99,781)	$(78,579)	$(45,677)	$(17,716)	$(67,761)	$(71,831)	$(63,475)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.55)	$(0.76)	$(0.91)	$(0.97)	$(4.34)	$(1.70)	$(6.56)	$(6.97)	$(6.22)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	113,622	111,842	109,416	81,321	10,536	10,403	10,333	10,305	10,209

1 Certain prior years' amounts reported herein have been reclassified to conform to current period presentation.

Liquidity and Capital Resources
As of June 30, 2019, we had an accumulated deficit of approximately $2.7 billion. We have financed our operations, including the costs of acquisition and installation of Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our preferred and common stock, debt financings and cash provided from our operations. As of June 30, 2019, we had $405.8 million of total outstanding recourse debt and $320.8 million of total outstanding non-recourse debt plus other long term liabilities. See Note 6 - Outstanding Loans and Security Agreements for a complete description of our outstanding debt. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $308.0 million and $325.1 million, respectively.
In July 2018, we successfully completed an initial public offering (IPO) of our securities with the sale of 20,700,000 shares of our Class A common stock at a price of $15.00 per share, resulting in cash proceeds of $282.3 million, net of underwriting discounts, commissions and estimated offering costs. We intend to use the net proceeds from this offering for general corporate purposes including research and development, sales and marketing activities, general and administrative matters, and capital expenditures.
We believe that our existing cash and cash equivalents will be sufficient to meet our operating cash flow, capital requirements and other cash flow needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our products, the timing of receipt by us of distributions from our PPA Entities and overall economic conditions. We do not expect to receive significant cash distributions from our PPA Entities. During June 2019, we completed a transaction for the upgrade in PPA II which included new product sale permitting us to repay all the PPA II outstanding debt of $72.3 million. For additional information refer to Note 12. Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional debt or equity financing.
Cash Flows
A summary of our sources and uses of cash, cash equivalents and restricted cash is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$115,206	$(18,585)
Investing activities	84,648	9,673
Financing activities	(109,273)	(21,828)

Net cash provided by our variable interest entities (the "PPA Entities") which are incorporated into the condensed consolidated statement of cash flows for June 30, 2019 and 2018, is as follows (in thousands):

	Six Months Ended June 30,		Change
	2019	2018

PPA Entities ¹
Net cash provided by PPA operating activities	$139,364	$21,470	$117,894
Net cash used in PPA financing activities	$(118,805)	$(23,706)	$(95,099)

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

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2019 was $115.2 million and was primarily the result of net cash earnings of $36.7 million plus the net decrease in working capital of $78.5 million. Net cash earnings is primarily comprised of a net operating loss of $155.5 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of $31.0 million; (ii) write-off of property, plant and equipment net of $2.7 million; (iii) PPA II decommissioning net of $25.6 million; (iv) a gain on revaluation of derivative contracts of $0.6 million; (v) stock-based compensation of $115.1 million; (vi) amortization of debt issuance cost of $11.3 million, plus (vii) an expense reclass to financing activities related to a debt make-whole payment of $5.9 million. Net cash provided from changes in working capital consisted primarily of decreases in: (i) accounts receivable of $46.6 million; (ii) inventory of $27.5 million; (iii) deferred cost of revenue of $19.2 million; (iv) customer financing receivable and (v) other of $2.7 million; (vi) prepaid expenses and other current assets of $8.5 million; and (vii) other long-term assets of $1.0 million; plus increases in: (viii) accrued other current liabilities of $7.2 million; and (ix) other long-term liabilities of $3.4 million. These sources of cash from working capital were partially offset by decreases in: (i) accounts payable of $5.5 million; (ii) accrued warranty of $6.8 million; and (iii) deferred revenue and customer deposits of $25.4 million.
Net cash used in operating activities for the six months ended June 30, 2018 was $18.6 million and was the result of net cash earnings of approximately $1.0 million offset by the net increase in working capital of $19.5 million. Net cash earnings is primarily comprised of a net operating loss of $72.5 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of approximately $21.6 million; (ii) a loss on revaluation of derivative contracts of $28.6 million; (iii) stock-based compensation of $15.8 million; and (iv) amortization of debt issuance cost of $14.4 million; partially offset by (v) a gain on revaluation of stock warrants of $7.5 million. Net cash used by changes in working capital consisted primarily of increases in: (i) accounts receivable of $6.5 million; (ii) inventory of $46.2 million; plus decreases in: (iii) accrued warranty of $1.9 million; (iv) accrued other current liabilities of $12.8 million; (v) deferred revenue and customer deposits of $31.8 million. These uses of cash for working capital were partially offset by decreases in: (i) deferred cost of revenue of $48.8 million; (ii) customer financing receivable and other of $2.4 million; (iii) prepaid expenses and other current assets of $4.5 million; plus increases in: (iv) accounts payable of $5.2 million; and other long term liabilities of $18.7 million.
Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2019 was $84.6 million which included proceeds from maturity of marketable securities of $104.5 million, partially offset by $19.9 million used for the purchase of long-lived assets. Our use of cash in the six months ended June 30, 2019 for the purchase of property, plant and equipment increased, as compared to the same period in 2018, due to completing a move to our new corporate headquarters which is used for administration, research and development, and sales and marketing.
Net cash provided by investing activities in the six months ended June 30, 2018 was $9.7 million which was primarily the result of net proceeds from maturity of, and partial reinvestment in, marketable securities of $11.3 million, partially offset by $1.6 million used for the purchase of long-lived assets.
Financing Activities
Net cash used in financing activities in the six months ended June 30, 2019 was $109.3 million which included payments to noncontrolling and redeemable noncontrolling interest of $18.7 million, distributions paid to our PPA Equity Investors of $7.8 million, repayments of debt of $85.2 million, and a debt make-whole payment of $5.9 million related to our PPA II upgrade, partially offset by proceeds from issuance of common stock of $8.3 million.
Net cash used in financing activities in the six months ended June 30, 2018 was $21.8 million which included distributions paid to our PPA Equity Investors of $11.6 million, repayments of long-term debt of $9.8 million, and payments of initial public offering issuance costs of $1.2 million, partially offset by proceeds from issuance of common stock of $0.7 million.

Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$2,429	$1,681	$695	$2,376	$—
5% convertible promissory note due December 2020	33,104	—	35,576	35,576	—
6% convertible promissory notes due December 2020	296,233	—	271,503	271,503	—
10% notes due July 2024	100,000	14,000	82,384	96,384	—
Total recourse debt	431,766	15,681	390,158	405,839	—
7.5% term loan due September 2028	39,317	2,889	32,643	35,532	—
LIBOR + 5.25% term loan due October 2020	24,262	957	22,704	23,661	—
6.07% senior secured notes due March 2030	82,269	2,803	78,420	81,223	—
LIBOR + 2.5% term loan due December 2021	123,664	3,894	118,058	121,952	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	269,512	10,543	251,825	262,368	1,220
Total debt	$701,278	$26,224	$641,983	$668,207	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. We were in compliance with all of our financial covenants as of June 30, 2019 and December 31, 2018.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of June 30, 2019 and 2018 was 6.5% and 5.9%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of June 30, 2019 and 2018, the debt outstanding was $2.4 million and $3.3 million, respectively.
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
Investors held the right to convert the unpaid principal and accrued interest of both the 8% Notes and 5% Notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon our IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the Company's IPO, 5,734,440 shares of Class B common stock were issued from conversions and the 8% Notes were retired. Constellation, the holders of the 5% convertible promissory notes, have not elected to convert as of June 30, 2019. The outstanding unpaid principal and accrued interest debt balance of the 5% Note of $34.7 million was classified as non-current as of June 30, 2019, and the outstanding unpaid principal and accrued interest debt balance of the 8% Notes of $244.7 million was classified as non-current as of December 31, 2018.
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
As of June 30, 2019 and 2018, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million and $286.1 million, respectively. Upon the IPO, the debt is convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, we amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, we paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
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
10% Notes due July 2024 - In June 2017, we issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature between 2019 and 2024 and bear a 10.0% fixed rate of interest, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to us as servicing, operations and maintenance fees and administrative fees from the five active power purchase agreements in our Bloom Electrons program. Under the terms of the indenture governing the notes, we are required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. As of June 30, 2019, we were in compliance with all of such covenants. In addition, we are required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict us with respect to investing in non-PPA subsidiaries. If we do not meet the minimum collateral test, we cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes.

Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement required us to maintain a debt service reserve, the balance of which was zero and $11.2 million as of June 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes were secured by all the assets of PPA II.
Decommissioning in PPA II - During the three months ended June 30, 2019, there was a decommissioning in PPA II, including the retirement of the 5.22% Notes outstanding unpaid debt of $76.6 million, which included the accumulated unpaid interest on the debt. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.7 million as of June 30, 2019 and 2018, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $1.7 million and $1.7 million June 30, 2019 and 2018, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $7.7 million as of June 30, 2019 and $6.5 million as of December 31, 2018, and which was included as part of long-term restricted cash in the consolidated balance sheets.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders are a group of five financial institutions and the terms included commitments to a letter of credit ("LC") facility (see below). The loan was initially advanced as a construction loan during the development of the PPA V Project and converted into a term loan on February 28, 2017 (the “Term Conversion Date”). As part of the term loan’s conversion, the LC facility commitments were adjusted.
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
Letters of credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to an LC facility, with the characteristics of a line of credit, with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of June 30, 2019 and December 31, 2018 was $5.0 million and $5.0 million, respectively. The unused capacity as of June 30, 2019 and December 31, 2018 was $1.2 million and $1.2 million, respectively.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA entities that is non-recourse to us as of June 30, 2019:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt(1)	$431,766	$7,858	$360,908	$38,000	$25,000
Non-recourse debt(2)	269,512	4,507	158,668	17,496	88,841
Operating leases	47,336	4,352	13,353	8,267	21,364
Sale-leaseback leases from managed services	64,906	4,058	16,670	17,244	26,934
Other sale-leaseback related transactions	29,498	—	9,452	10,512	9,534
Natural gas fixed price forward contracts	8,769	4,143	4,626	—	—
Grant for Delaware facility	10,469	—	10,469	—	—
Interest rate swap	9,159	706	2,157	2,663	3,633
Supplier purchase commitments	4,765	4,126	639	—	—
Renewable energy credit obligations	1,506	772	734	—	—
Accrued other current liabilities(3)	1,636	1,636	—	—	—
Asset retirement obligations	500	500	—	—	—
Total	$879,822	$32,658	$577,676	$94,182	$175,306

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
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of fiscal 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for a more complete discussion of the market risks we encounter.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding our required disclosure.
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
ITEM 1A - RISK FACTORS
You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, operating results and prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or a portion of your investment.

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
From our inception in 2001 through 2009, we were focused principally on research and development activities relating to our Energy Server technology. We did not deploy our first Energy Server and did not recognize any revenue until 2009. Since that initial deployment, our business has expanded significantly over a comparatively short time, given the characteristics of the electric power industry. As a result, we have a limited history operating our business at its current scale. Furthermore, our Energy Server is a new type of product in the nascent distributed energy industry. Consequently, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or if we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected.
Our products involve a lengthy sales and installation cycle and, if we fail to close sales on a regular and timely basis, our business could be harmed.
Our sales cycle is typically 12 to 18 months but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our product and our technology. The period between initial discussions with a potential customer and the eventual sale of even a single product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process which may further extend the sales cycle. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. Generally, the time between the entry into a sales contract with a customer and the installation of our Energy Servers can range from nine to twelve months or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and long installation cycles, we may expend significant resources without having certainty of generating a sale.

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
We will need to grow committed financing capacity with existing partners or attract additional partners to support our growth. Generally, at any point in time, the deployment of a portion of our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including the investors’ ability to utilize tax credits and other government incentives, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. For example, we have been working with financing sources to arrange for additional Third-Party PPA Entities, one of which will need to be finalized in order for our customers to arrange financing so that we can complete our planned installations in the balance of 2019. In addition, while we secured financing to support the installation of approximately 18 megawatts of new products in connection with the upgrade of the PPA II Project, we will need to secure additional financing in order to support our planned completion of such project in the first half of 2020.
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
Further, the local electric utility may impose “departing load,” “standby,” or other charges, including power factor charges, on our customers in connection with their acquisition of our Energy Servers, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our Energy Servers to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our Energy Servers could adversely affect the demand for our Energy Servers.
In some states and countries, the current low cost of grid electricity, even together with available subsidies, does not render our product economically attractive. If we are unable to reduce our costs to a level at which our Energy Servers would be competitive in such markets, or if we are unable to generate demand for our Energy Servers based on benefits other than electricity cost savings, such as reliability, resilience, or environmental benefits, our potential for growth may be limited.
Furthermore, an increase in the price of natural gas or curtailment of availability could make our Energy Servers less economically attractive to potential customers and reduce demand.
We rely on net metering arrangements that are subject to change.
Because our Energy Servers are designed to operate at a constant output twenty-four hours a day, seven days a week, and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs, interconnection agreements and net metering requirements are subject to changes in availability and terms. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate could adversely affect the demand for our Energy Servers.
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
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, in the six months ended June 30, 2019, three customers accounted for approximately 72% of our total revenue. In year ended December 31, 2018, two customers accounted for approximately 54% of our total revenue. One of these customers, the Southern Company, wholly owns a Third-Party PPA, and this entity purchases Energy Servers, that are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer could materially and adversely affect our business results.
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
Early generations of our Energy Server did not have the useful life and did not perform at an output and efficiency level that we expected. We implemented a fleet decommissioning program for our early generation Energy Servers in our PPA I program, which resulted in a significant adjustment to revenue in the quarter ended December 31, 2015, as we would otherwise have failed to meet efficiency and output warranties. As of June 30, 2019, we had a total of 44 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total installed base of 412 megawatts. We expect that our deployed early generation Energy Servers may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements in respect of those servers.
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
Our business is dependent on the availability of raw materials and components for our Energy Servers, particularly electrical components common in the semiconductor industry, specialty steel products / processing and raw materials. Tariffs imposed on steel and aluminum imports have increased the cost of raw materials for our Energy Servers and decreased the available supply. Additional new tariffs or other trade protection measures which are proposed or threatened and the potential escalation of a trade war and retaliation measures could have a material adverse effect on our business, results of operations and financial condition.
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
As another example, the California Self Generation Incentive Program ("SGIP") is a program administered by the California Public Utilities Commission ("CPUC") which provides incentives to investor-owned utility customers that install eligible distributed energy resources. In July 2016, the CPUC modified the SGIP to provide a smaller allocation of the incentives available to generating technologies such as our Energy Servers and a larger allocation to storage technologies. As modified, the SGIP will require all eligible power generation sources consuming natural gas to use a minimum 50% biogas to receive SGIP funds in 2019 and 100% in 2020. In addition, the CPUC provided a further limitation on the available allocation of funds that any one participant may claim under the SGIP. The SGIP will expire on January 21, 2021 absent any extension. Our customer sites accepted benefiting from the SGIP represented approximately 0% and 5% of total sites accepted for the six months ended June 30, 2019 and 2018, respectively.
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
We are subject to national, state, and local environmental laws and regulations as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Recently, for example, we paid rather than contest an administrative penalty of $40,000 and assessed costs of $5,454.43 related to the start-up of upgraded units at our Delaware Fuel Cell Project before such upgraded units were inspected. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, ensuring we are in compliance with applicable environmental laws requires significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our fleet, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our Energy Servers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision. The costs of complying with environmental laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.
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
Although the current generation of Energy Servers running on natural gas produce nearly 50% less carbon emissions compared to the average of U.S. combustion power generation, the operation of our Energy Servers does produce carbon dioxide ("CO2"), which has been shown to be a contributing factor to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes (or a lack of change to comprehensively recognize the risks of climate change and recognize the benefit of our technology as one means to maintain reliable and resilient electric service with a lower greenhouse gas emission profile) in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers, or we could be prohibited from completing new installations or continuing to operate existing projects. Certain municipalities in California have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.

Existing regulations and changes to such regulations impacting the electric power industry may create technical, regulatory, and economic barriers which could significantly reduce demand for our Energy Servers or affect the financial performance of current sites.
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
In addition, our project with Delmarva Power & Light Company ("the Delaware Project") is subject to laws and regulations relating to electricity generation, transmission, and sale in Delaware and at the federal level.
A law governing the sale of electricity from the Delaware Project was necessary to implement part of several incentives that Delaware offered to Bloom to build our major Manufacturing Center in Delaware. Those incentives have proven controversial in Delaware, in part because our Manufacturing Center, while a significant source of continuing manufacturing employment, has not expanded as quickly as projected. A citizen-antagonist continues to oppose the Delaware Project and seeks support from Delaware officials and others. In 2018, he unsuccessfully petitioned the Delaware Public Service Commission. Most recently, he has appealed a favorable Order of the Secretary of Delaware’s Department of Natural Resources and Environmental Control to Delaware’s Environmental Appeals Board (EAB), an administrative entity with authority to review the Secretary’s Orders. The Secretary’s Order at issue approved permits that enable the upgrade of the Delaware Project. We expect the EAB to uphold the Secretary’s Order as the appeal is without merit and raises issues that are outside the scope of the permits and beyond the jurisdiction of the EAB. While we believe the appeal is without merit, if the appeal was successful, we may face adverse consequences that would negatively affect our operation of the Delaware Project. The Appeal and the opposition to the Delaware Project are examples of potentially material risks associated with electric power regulation.
At the federal level, the Federal Energy Regulatory Commission ("FERC") has authority to regulate under various federal energy regulatory laws, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. Also, several of our PPA Entities are subject to regulation under FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with FERC, which increases our costs and subjects us to additional regulatory oversight.
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

We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For information regarding pending legal proceedings, please see Part II, Item 1 of this Quarterly Report on Form 10-Q captioned "Legal Proceedings" and footnote 13 to our consolidated financial statements entitled "Commitments and Contingencies." In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of June 30, 2019, we had an accumulated deficit of $2.7 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:

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
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires, among other things, that public companies evaluate the effectiveness of their internal control over financial reporting and disclosure controls and procedures. As a recently public company and as an emerging growth company, we elected to delay adopting the requirements of the Sarbanes-Oxley Act as is our option under the Sarbanes-Oxley Act. Although we did not discover any material weaknesses in internal control over financial reporting at June 30, 2019, subsequent testing by us or our independent registered public accounting firm, which has not yet performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial cost, expend significant management time on compliance-related issues, and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission ("SEC") or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock. For further discussion on Section 404A compliance, see our Risk Factor: We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
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
As of June 30, 2019, we and our subsidiaries had approximately $668.2 million of total consolidated indebtedness, of which an aggregate of $405.8 million represented indebtedness that is recourse to us. Of this $668.2 million debt, $35.6 million represented debt under our 5% Notes, $2.4 million represented operating debt, $262.4 million represented debt of our PPA Entities, $271.5 million represented debt under our 6% Notes and $96.4 million represented debt under our 10% Notes. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things, to:

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
As of June 30, 2019, we and our subsidiaries had approximately $668.2 million of total consolidated indebtedness, including $26.2 million in short-term debt and $642.0 million in long-term debt. In addition, our 10% Notes contain restrictions on our ability to issue additional debt and both the 6% Notes and 10% Notes limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
In addition, we conduct a significant volume of our operations through, and receive equity allocations from, our PPA Entities, which contribute to our cash flow. These PPA Entities are separate and distinct legal entities, do not guarantee our debt obligations, and will have no obligation, contingent or otherwise, to pay amounts due under our debt obligations or to make any funds available to pay those amounts, whether by dividend, distribution, loan, or other payments. Distributions by the PPA Entities to us are precluded under these arrangements if there is an event of default or if financial covenants, such as maintenance of applicable debt service coverage ratios, are not met even if there is not otherwise an event of default. Furthermore, under the terms of our equity financing arrangements for PPA Company IIIa and PPA Company IIIb, substantially all of the cash flows generated from these PPA Entities in excess of debt service obligations are distributed to Equity Investors until the investors achieve a targeted internal rate of return or until a fixed date in the future ("Flip Date"), which is expected to be after a period of five or more years, after which time we will receive substantially all of the remaining income (loss), tax, and tax allocation attributable to the long-term customer payments and other incentives. In the case of PPA Company IV and PPA Company V, Equity Investors receive 90% of all cash flows generated in excess of its debt service obligations and other expenses for the duration of the applicable PPA Entity without any Flip Date or other time- or return-based adjustment. Moreover, even after the occurrence of the Flip Date for the PPA Entities, we do not anticipate distributions to be material enough independently to support our ongoing cash needs, and, therefore, we will still need to generate significant cash from our product sales. It is possible that the PPA Entities may not contribute significant cash to us even if we are in compliance with the financial covenants under the project debt incurred by the PPA Entities.
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
All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. If our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Under PPA Company IV’s note purchase agreement, PPA Company IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA Company IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA Company IV to prepay all remaining amounts owed under PPA Company IV’s project debt. The obligations under PPA Company IV have not been triggered as of June 30, 2019.

Risks Relating to Our Operations
We may have conflicts of interest with our PPA Entities.
In each of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in its capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of June 30, 2019, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
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
Expanding operations internationally could expose us to additional risks.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 59,407,578 shares of our Class A common stock and 53,806,485 shares of our Class B common stock outstanding as of June 30, 2019. The lock up for our Class B shares expired on January 21, 2019 and these shares are now freely tradeable once converted into Class A shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended ("Securities Act").
Further, as of June 30, 2019, we had an aggregate of $296.2 million in convertible debt under which the outstanding principal and interest may be converted, at the option of the holders, into an aggregate of 26.3 million shares of Class B common stock. Upon conversion into Class A common stock, these shares are freely tradeable, except to the extent these shares are held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, as of June 30, 2019, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 22,636,373 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2019 and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
The holders of the 6% Convertible Promissory Notes have the options to convert the outstanding principal and interest under the 6% Convertible Promissory Note to Class B common stock at conversion price of $11.25 at any time after the IPO and prior to maturity of the 6% Convertible Promissory Note in December 2020. As of June 30, 2019, an aggregate of 21,321,100 shares of Class B common stock is issuable to the Canada Pension Plan Investment Board (“CPPIB”) upon the conversion of the outstanding principal and interest under the 6% Convertible Promissory Note. This, along with 312,575 shares of Class B common stock CPPIB which CPPIB acquired from the exercise of a warrant at IPO, would result in CPPIB having approximately 0.00% of the total voting power with respect to all shares of our Class A and Class B common stock, voting as a single class and would provide CPPIB significant influence over matters presented to the stockholders for approval and may result in voting decisions by CPPIB which are not in the best interests of our stockholders generally.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION
On August 8, 2019, the Company's Board of Directors approved an amendment and restatement of the Company's Bylaws to affect the following changes:

•	Provides that the Chairman of the Board or a person designated by the Board shall chair meetings of stockholders; provides additional information regarding procedures for meeting (Section 1.6)

•	Clarifies the definition of irrevocable proxy (Section 1.7)

•	Clarifies fixing of record date (Section 1.8)

•	Provides list of documents required to be submitted by a stockholder who nominates an individual for election as a director (Section 1.11.1(b)(x))

•	Changes notification deadlines for shareholder proxy matters to conform to Delaware law (Section 1.11.1(b)(iv)

•	Removed paragraph requiring all securities class actions be brought in federal court (Section 11)

•	Other nonmaterial, clarifying amendments.
A copy of the Amended and Restated Bylaws is filed herewith as Exhibit 3.2.

ITEM 6 - EXHIBITS

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation.	10-Q	001-38598	3.1	9/7/2018
3.2	*	Amended and Restated Bylaws, effective August 8, 2019
10.1	*
Equity Capital Contribution Agreement between the Company, SP Diamond State Class B Holdings, LLC, Diamond State Generation Partners, LLC, and Diamond State Generation Holdings, LLC, dated June 14, 2019 †

10.2	*	Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Partners LLC dated June 14, 2019†
10.3	*	Fuel Cell System Supply and Installation Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019 †
10.4	*	Amended and Restated Master Operations and Maintenance Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019 †
10.5	*	Repurchase Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019 †
10.6	*	Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Holdings, LLC dated June 14, 2019 †
10.7	*	Annex 1 (Definitions) to Equity Capital Contribution Agreement (Ex 10.1) and Limited Liability Agreements (Exs. 10.2 and 10.6) †
10.8	*	Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019 †
10.9	*	Annexes to Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019 †
31.1	*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

†	Portions of this exhibit are redacted as permitted under Regulation S-K, Rule 601.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	August 13, 2019	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Randy Furr
Randy Furr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)