Form 10-Q
period 2019-09-30
Bloom Energy Corp
filed 2019-11-14
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
or
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
Large accelerated filer  ☐     Accelerated filer  ☐      Non-accelerated filer  ☑      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 4, 2019 was as follows:
Class A Common Stock $0.0001 par value 75,593,984 shares
Class B Common Stock $0.0001 par value 42,413,662 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2019
Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements	4
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Comprehensive Loss	6
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest	7
Condensed Consolidated Statements of Cash Flows	10
Notes to Condensed Consolidated Financial Statements	11
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	67
Item 4 - Controls and Procedures	68

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	69
Item 1A - Risk Factors	69
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 3 - Defaults Upon Senior Securities	92
Item 4 - Mine Safety Disclosures	92
Item 5 - Other Information	92
Item 6 - Exhibits	94

Signatures	95

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

Table of Contents
Index to Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents[1]	$226,499	$220,728
Restricted cash[1]	14,486	28,657
Short-term investments	—	104,350
Accounts receivable[1]	26,737	84,887
Inventories	140,372	132,476
Deferred cost of revenue	50,707	62,147
Customer financing receivable[1]	5,919	5,594
Prepaid expense and other current assets[1]	25,639	33,742
Total current assets	490,359	672,581
Property, plant and equipment, net[1]	384,377	481,414
Customer financing receivable, non-current[1]	62,615	67,082
Restricted cash, non-current[1]	116,890	31,100
Deferred cost of revenue, non-current	57,286	102,699
Other long-term assets[1]	58,400	34,792
Total assets	$1,169,927	$1,389,668
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interests
Current liabilities:
Accounts payable[1]	$81,060	$66,889
Accrued warranty	15,295	19,236
Accrued other current liabilities[1]	82,150	69,535
Deferred revenue and customer deposits[1]	88,060	94,158
Current portion of recourse debt	15,678	8,686
Current portion of non-recourse debt[1]	7,983	18,962
Current portion of non-recourse debt from related parties[1]	3,500	2,200
Total current liabilities	293,726	279,666
Derivative liabilities, net of current portion[1]	14,648	10,128
Deferred revenue and customer deposits, net of current portion[1]	179,712	241,794
Long-term portion of recourse debt	359,959	360,339
Long-term portion of non-recourse debt[1]	217,334	289,241
Long-term portion of recourse debt from related parties	27,734	27,734
Long-term portion of non-recourse debt from related parties[1]	31,781	34,119
Other long-term liabilities[1]	56,117	55,937
Total liabilities	1,181,011	1,298,958
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	557	57,261
Stockholders’ deficit	(106,847)	(91,661)
Noncontrolling interest	95,206	125,110
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,169,927	$1,389,668
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

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Product	$182,616	$125,690	$504,249	$355,651
Installation	19,010	29,690	58,553	70,053
Service	23,597	20,751	70,546	60,633
Electricity	8,248	14,059	34,612	42,095
Total revenue	233,471	190,190	667,960	528,432
Cost of revenue:
Product	94,056	95,357	350,008	246,514
Installation	26,162	40,118	72,444	87,655
Service	36,539	22,651	83,695	66,164
Electricity	23,249	8,679	50,920	28,277
Total cost of revenue	180,006	166,805	557,067	428,610
Gross profit	53,465	23,385	110,893	99,822
Operating expenses:
Research and development	23,389	27,021	82,020	56,165
Sales and marketing	18,125	21,476	56,947	37,992
General and administrative	36,599	40,999	119,335	71,346
Total operating expenses	78,113	89,496	258,302	165,503
Loss from operations	(24,648)	(66,111)	(147,409)	(65,681)
Interest income	1,214	1,467	4,799	2,326
Interest expense	(15,280)	(16,853)	(47,967)	(60,757)
Interest expense to related parties	(1,605)	(1,966)	(4,823)	(7,265)
Other income (expense), net	525	(705)	568	(1,635)
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	—	1,655	—	(21,576)
Net loss before income taxes	(39,794)	(82,513)	(194,832)	(154,588)
Income tax provision (benefit)	136	(3)	602	458
Net loss	(39,930)	(82,510)	(195,434)	(155,046)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,027)	(3,931)	(13,874)	(13,074)
Net loss attributable to Class A and Class B common stockholders	$(34,903)	$(78,579)	$(181,560)	$(141,972)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.30)	$(0.97)	$(1.59)	$(4.13)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	116,330	81,321	113,948	34,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss attributable to Class A and Class B stockholders	$(34,903)	$(78,579)	$(181,560)	$(141,972)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities	(12)	1	14	25
Change in derivative instruments designated and qualifying in cash flow hedges	(2,444)	1,236	(8,137)	5,156
Other comprehensive income (loss), net of taxes	(2,456)	1,237	(8,123)	5,181
Comprehensive loss	(37,359)	(77,342)	(189,683)	(136,791)
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	2,457	(1,182)	7,845	(4,745)
Comprehensive loss attributable to Class A and Class B stockholders	$(34,902)	$(78,524)	$(181,838)	$(141,536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest
(in thousands, except share amounts)
(unaudited)

	Three Months Ended September 30, 2019

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Amount	Shares	Amount
Balances at June 30, 2019	$505	113,949,343	$11	$2,603,279	$(148)	$(2,718,927)	$(115,785)	$104,072
Issuance of restricted stock awards	—	2,837,343	1	—	—	—	1	—
ESPP purchase	—	1,022,397	—	4,267	—	—	4,267	—
Exercise of stock options	—	8,546	—	35	—	—	35	—
Stock-based compensation expense	—	—	—	39,537	—	—	39,537	—
Unrealized gain/(loss) on available for sale securities	—	—	—	—	(12)	—	(12)	—
Change in effective and ineffective portion of interest rate swap agreement	—	—	—	—	13	—	13	(2,457)
Distributions to noncontrolling interests	(288)	—	—	—	—	—	—	(1,042)
Net income (loss)	340	—	—	—	—	(34,903)	(34,903)	(5,367)
Balances at September 30, 2019	$557	117,817,629	$12	$2,647,118	$(147)	$(2,753,830)	$(106,847)	$95,206

	Nine Months Ended September 30, 2019

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Amount	Shares	Amount
Balances at December 31, 2018	$57,261	109,421,183	$11	$2,480,597	$131	$(2,572,400)	$(91,661)	$125,110
Issuance of restricted stock awards	—	6,341,441	1	—	—	—	1	—
ESPP purchase	—	1,718,433	—	11,183	—	—	11,183	—
Exercise of stock options	—	336,572	—	1,440	—	—	1,440	—
Stock-based compensation expense	—	—	—	153,898	—	—	153,898	—
Unrealized gain/(loss) on available for sale securities	—	—	—	—	14	—	14	—
Change in effective and ineffective portion of interest rate swap agreement	—	—	—	—	(292)	—	(292)	(7,845)
Distributions to noncontrolling interests	(3,825)	—	—	—	—	—	—	(5,250)
Mandatory redemption of noncontrolling interests	(55,684)	—	—	—	—	—	—	—
Cumulative effect of hedge accounting standard adoption	—	—	—	—	—	130	130	(130)
Net income (loss)	2,805	—	—	—	—	(181,560)	(181,560)	(16,679)
Balances at September 30, 2019	$557	117,817,629	$12	$2,647,118	$(147)	$(2,753,830)	$(106,847)	$95,206

	Three Months Ended September 30, 2018

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Common Stock[1]		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at June 30, 2018	71,740,162	$1,465,841	$54,940	10,570,641	$1	$166,803	$217	$(2,394,040)	$(2,227,019)	$141,433
Issuance of class A common stock upon public offering, net of underwriting discounts and commissions, and net of offering costs	—	—	—	20,700,000	2	282,278	—	—	282,280	—
Issuance of class B common stock on convertible notes	—	—	—	5,734,440	1	221,579	—	—	221,580	—
Issuance of class A and B common stock upon exercise of common stock warrants	—	—	—	312,575	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock Series A through G (to common stock upon public offering)	(71,740,162)	(1,465,841)	—	71,740,162	7	1,465,834	—	—	1,465,841	—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid in capital	—	—	—	—	—	882	—	—	882	—
Reclassification of derivative liability into additional paid-in capital	—	—	—	—	—	177,208	—	—	177,208	—
Issuance of common stock	—	—	—	166,667	—	2,500	—	—	2,500	—
Issuance of restricted stock awards	—	—	—	14,178	—	238	—	—	238	—
Exercise of stock options	—	—	—	161,634	—	713	—	—	713	—
Stock-based compensation expense	—	—	—	—	—	69,325	—	—	69,325	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	1	—	1	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	54	—	54	1,182
Distributions to noncontrolling interests	—	—	(288)	—	—	—	—	—	—	(2,041)
Net income (loss)	—	—	1,794	—	—	—	—	(78,579)	(78,579)	(5,725)
Balances at September 30, 2018	—	$—	$56,446	109,400,297	$11	$2,387,360	$272	$(2,472,619)	$(84,976)	$134,849

¹ Common Stock issued and converted to Class A Common and Class B Common effective July 2018.

	Nine Months Ended September 30, 2018

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Common Stock[1]		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Shares	Amount	Amount	Shares	Amount
Balances at December 31, 2017	71,740,162	$1,465,841	$58,154	10,353,269	$1	$150,803	$(162)	$(2,330,647)	$(2,180,005)	$155,372
Issuance of class A common stock upon public offering, net of underwriting discounts and commissions, and net of offering costs	—	—	—	20,700,000	2	282,278	—	—	282,280	—
Issuance of class B common stock on convertible notes	—	—	—	5,734,440	1	221,579	—	—	221,580	—
Issuance of class A and B common stock upon exercise of common stock warrants	—	—	—	312,575	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock Series A through G (to common stock upon public offering)	(71,740,162)	(1,465,841)	—	71,740,162	7	1,465,834	—	—	1,465,841	—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid in capital	—	—	—	—	—	882	—	—	882	—
Reclassification of derivative liability into additional paid-in capital	—	—	—	—	—	177,208	—	—	177,208	—
Issuance of common stock	—	—	—	166,667	—	2,500	—	—	2,500	—
Revaluation of common stock warrants	—	—	—	—	—	(66)	—	—	(66)	—
Issuance of restricted stock awards	—	—	—	17,793	—	305	—	—	305	—
Exercise of stock options	—	—	—	375,391	—	1,456	—	—	1,456	—
Stock-based compensation expense	—	—	—	—	—	84,581	—	—	84,581	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	92	—	92	—
Change in effective portion of interest rate swap agreement	—	—	2	—	—	—	342	—	342	4,745
Distributions to noncontrolling interests	—	—	(6,501)	—	—	—	—	—	—	(7,403)
Net income (loss)	—	—	4,791	—	—	—	—	(141,972)	(141,972)	(17,865)
Balances at September 30, 2018	—	$—	$56,446	109,400,297	$11	$2,387,360	$272	$(2,472,619)	$(84,976)	$134,849

¹ Common Stock issued and converted to Class A Common and Class B Common effective July 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(195,434)	$(155,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	55,816	32,141
Write-off of property, plant and equipment, net	2,987	901
Write-off of PPA II decommissioned assets	25,613	—
Debt make-whole penalty	5,934	—
Revaluation of derivative contracts	1,335	26,761
Stock-based compensation	154,955	87,451
Loss on long-term REC purchase contract	61	150
Revaluation of stock warrants	—	(9,109)
Amortization of debt issuance cost	16,295	20,279
Changes in operating assets and liabilities:
Accounts receivable	58,150	(11,168)
Inventories	(7,896)	(44,465)
Deferred cost of revenue	56,854	47,945
Customer financing receivable and other	4,142	3,736
Prepaid expenses and other current assets	7,928	(6,514)
Other long-term assets	3,281	1,052
Accounts payable	14,171	11,236
Accrued warranty	(3,941)	1,164
Accrued other current liabilities	5,029	1,885
Deferred revenue and customer deposits	(68,180)	(32,203)
Other long-term liabilities	2,083	10,156
Net cash provided by (used in) operating activities	139,183	(13,648)
Cash flows from investing activities:
Purchase of property, plant and equipment	(23,474)	(4,333)
Payments for acquisition of intangible assets	(1,478)	(2,762)
Purchase of marketable securities	—	(15,732)
Proceeds from maturity of marketable securities	104,500	38,250
Net cash provided by investing activities	79,548	15,423
Cash flows from financing activities:
Repayment of debt	(93,263)	(14,036)
Repayment of debt to related parties	(1,691)	(990)
Debt make-whole payment	(5,934)	—
Payments to redeemable noncontrolling interests related to the PPA II decommissioning	(43,713)	—
Distributions to noncontrolling and redeemable noncontrolling interests	(9,363)	(14,192)
Proceeds from issuance of common stock	12,623	1,456
Proceeds from public offerings, net of underwriting discounts and commissions	—	292,529
Payments of initial public offering issuance costs	—	(2,928)
Net cash (used in) provided by financing activities	(141,341)	261,839
Net increase in cash, cash equivalents, and restricted cash	77,390	263,614
Cash, cash equivalents, and restricted cash:
Beginning of period	280,485	180,612
End of period	$357,875	$444,226

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,894	$30,601
Cash paid during the period for taxes	715	1,052
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	2,574	1,874
Liabilities recorded for intangible assets	—	3,180
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	882
Conversion of redeemable convertible preferred stock into additional paid-in capital	—	1,465,841
Conversion of 8% convertible promissory notes into additional paid-in capital	—	221,579
Reclassification of derivative liability into additional paid-in capital	—	177,208
Liabilities recorded for initial public offering in accounts payable	—	1,431
Reclassification of prior year prepaid initial public offering costs to additional paid-in capital	—	5,894
Liabilities recorded for mandatorily redeemable noncontrolling interest	11,971	—
Equity investment in PPA II assets	27,809	—
Accrued distributions to Equity Investors	288	288
Accrued interest and issuance for notes	1,347	20,101
Accrued interest and issuance for notes to related parties	—	1,229
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
We design, manufacture, sell and, in certain cases, install solid-oxide fuel cell systems ("Energy Servers") for on-site power generation. Our Energy Servers utilize an innovative fuel cell technology and provide efficient energy generation with reduced operating costs and lower greenhouse gas emissions as compared to conventional fossil fuel generation. By generating power where it is consumed, our energy producing systems offer increased electrical reliability and improved energy security while providing a path to energy independence. We were originally incorporated in Delaware under the name of Ion America Corporation on January 18, 2001 and on September 16, 2006, we changed our name to Bloom Energy Corporation.
Liquidity
We have incurred losses from operations and negative cash flows from operations since our inception. Our ability to achieve our long-term business objectives depends upon, among other things, raising additional capital, acceptance of our products and attaining future profitability. We believe we will be successful in raising additional capital financing from our stockholders or from other sources and refinancing existing debt upon its maturity. For example, in July 2018, we successfully completed an initial public stock offering ("IPO") with the sale of 20,700,000 shares of Class A common stock at a price of $15.00 per share, resulting in net cash proceeds of $282.3 million net of underwriting discounts, commissions and offering costs. We believe that our existing cash and cash equivalents will be sufficient to meet our operating and capital cash flow requirements and other cash flow needs for at least the next 12 months from the date of this quarterly report on Form 10-Q. However, we have long-term debt of $312.3 million due December 1, 2020. We are currently evaluating options to refinance or restructure this debt, however, there can be no assurances that we will be successful in such efforts. Further, there can be no assurance that in the event we require additional capital, such capital will be available on terms that are favorable or at all.

2. Basis of Presentation and Summary of Significant Accounting Policies
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the consolidated balance sheets as of September 30, 2019 and December 31, 2018, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest for the three and nine months ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, as well as other information disclosed in the accompanying notes, have been prepared in accordance with U.S. generally accepted accounting principles as applied in the United States ("U.S. GAAP") and have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 22, 2019.
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

Principles of Consolidation
These condensed consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIE"), which we refer to as our power purchase agreement entities ("PPA Entities"). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities other than with respect to the PPA II Entity, as discussed below.
We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. On June 14, 2019, we entered into a transaction with SP Diamond State Class B Holdings, LLC (“SPDS”), a wholly owned subsidiary of Southern Power Company, in which SPDS will purchase a majority interest in PPA II, which operates in Delaware providing alternative energy generation for state tariff rate payers (the "PPA II upgrade of Energy Servers"). PPA II will use the funds received to purchase current generation Bloom Energy Servers in connection with the upgrade of its energy generation assets fleet. In connection with the closing of this transaction, SPDS was admitted as a member of Diamond State Generation Partners, LLC ("DSGP"). DSGP, an operating company, is now owned by Diamond State Generation Holdings, LLC ("DSGH") and SPDS. As a result of the PPA II upgrade of Energy Servers, we determined that we no longer retain a controlling interest in PPA II and therefore DSGP will no longer be consolidated as a VIE into our condensed consolidated financial statements as of June 30, 2019. For additional information, see Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers.
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
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, China, India, and the Republic of Korea (collectively, our Asia Pacific region). In the three and nine months ended September 30, 2019, total revenue in the Asia Pacific region was 15.2% and 18.7%, respectively, of our total revenue. In the three and nine months ended September 30, 2018, total revenue in the Asia Pacific region was 0.1% and 5.9%, respectively, of our total revenue.
Credit Risk - At September 30, 2019, customer E and customer F accounted for 14.7% and 11.1%, respectively, of accounts receivable. At December 31, 2018, customer A accounted for 66.8% of accounts receivable. At September 30, 2019 and December 31, 2018, we did not maintain any allowances for doubtful accounts as we deemed all of our receivables fully collectible. To date, we have neither provided an allowance for uncollectible accounts nor experienced any credit loss.

Customer Risk - In the three months ended September 30, 2019, revenue from customer A and customer B represented 15% and 52%, respectively, of our total revenue. In the nine months ended September 30, 2019, revenue from customer A, customer B, and customer C represented 18%, 44%, and 8%, respectively, of our total revenue. Customer A wholly owns a Third-Party PPA which purchases Energy Servers from us, however such purchases and resulting revenue are made on behalf of various customers of this Third-Party PPA. In the three months ended September 30, 2018, revenue from customer B and customer D represented 54% and 12% of our total revenue, respectively. In the nine months ended September 30, 2018, revenue from customer B represented 51% of our total revenue.

Fair Value Measurement
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820 - Fair Value Measurements and Disclosures ("ASC 820"), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Recent Accounting Pronouncements
Other than the adoption of the accounting guidance mentioned below, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements. There have been no changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that have had a significant impact on our condensed consolidated financial statements or notes thereto as of and for the nine months ended September 30, 2019.
Accounting Guidance Implemented in Fiscal Year 2019
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments ("ASU 2019-04"), that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01), respectively. The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of a company’s next annual reporting period. Early adoption is permitted. As discussed above, we adopted ASU 2017-12 on January 1, 2019 and do not expect the amendments of ASU 2019-04 will have a material impact on our consolidated financial statements.
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

Income Taxes - During the first three months of fiscal 2019, we adopted ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of certain tax effects in Other Comprehensive Income ("OCI") caused by the U.S. tax reform enacted in December 2017 to retained earnings. We do not have any tax effect (due to full valuation allowance) in our OCI account, thus this guidance has no impact on our consolidated financial statements.
New Accounting Guidance to be Implemented
Revenue Recognition - In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606), as amended ("Topic 606"). The guidance provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services, as well as guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The guidance also requires expanded disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments. Topic 606 is effective for our annual period beginning January 1, 2019, and for our interim periods beginning on January 1, 2020. Topic 606 can be adopted using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance (“full retrospective method”); or (ii) retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance (“modified retrospective method”). We will adopt Topic 606 for our fiscal year ended December 31, 2019 using the modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings on January 1, 2019.
We are currently evaluating whether Topic 606 will have a material impact on our consolidated financial statements and expect its adoption to have an impact related to the costs of obtaining our contracts, customer deposits, and deferred revenue. Most notably, the accounting for incremental costs to obtain customer contracts, which primarily consist of sales commissions, will be allocated to the various elements of the transaction and the portion allocated to obtain extended warranty contracts will be deferred and amortized over the expected service period. Further, in preparation for Topic 606, we are in the process of updating our accounting policies, processes, internal controls over financial reporting, and system requirements.
Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which provides new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. In March 2019, the FASB issued further guidance in ASU 2019-01, Leases (Topic 842), which provides clarifications to certain lessor transactions and other reporting matters. This guidance will be effective for us beginning January 1, 2020. Early adoption is permitted. We will adopt this guidance on January 1, 2020, applying ASU 2018-11, Leases (Topic 842) Targeted Improvements using the prospective method. We expect to recognize right of use assets and lease liabilities for new contracts recognized as operating leases where we are the lessee.
Cloud Computing - In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), to clarify the guidance on the costs of implementing a cloud computing hosting arrangement that is a service contract. Under ASU 2018-15, the entity is required to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which implementation costs under the service contract to be capitalized as an asset and which costs to expense. ASU 2018-15 is effective for us for the annual periods beginning in 2021 and the interim periods in 2022 on a retrospective or prospective basis and early adoption is permitted. We will early adopt ASU 2018-15 on a retrospective basis for our fiscal year ending December 31, 2019 and we do not expect a material impact on the consolidated financial statements and related disclosures.

3. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying value of cash and cash equivalents approximate fair value and are as follows (in thousands):

	September 30,	December 31,
	2019	2018
As held:
Cash	$231,311	$136,642
Money market funds	126,564	143,843
	$357,875	$280,485
As reported:
Cash and cash equivalents	$226,499	$220,728
Restricted cash	131,376	59,757
	$357,875	$280,485
Restricted cash consisted of the following (in thousands):

	September 30,		December 31,
	2019		2018
Current
Restricted cash	$12,683		$25,740
Restricted cash related to PPA Entities	1,803		2,917
Restricted cash, current	14,486		28,657
Non-current
Restricted cash	2,677		3,246
Restricted cash related to PPA Entities	114,213	¹	27,854
Restricted cash, non-current	116,890		31,100
	$131,376		$59,757
¹ Non-current restricted cash related to PPA Entities as of September 30, 2019 includes $97.2 million reclassified for certain contingent indemnification for SPDS under the PPA II upgrade of Energy Servers in the form of a letter of credit to SPDS. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
Short-Term Investments
As of September 30, 2019 and December 31, 2018, we had no short-term investments and $104.4 million in U.S. Treasury Bills, respectively.
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

	Fair Value Measured at Reporting Date Using
September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$126,564	$—	$—	$126,564
Interest rate swap agreements	—	6	—	6
	$126,564	$6	$—	$126,570
Liabilities
Accrued other current liabilities	$433	$—	$—	$433
Derivatives:
Natural gas fixed price forward contracts	—	—	8,465	8,465
Interest rate swap agreements[1]	—	11,548	—	11,548
	$433	$11,548	$8,465	$20,446
1As of September 30, 2019, $0.8 million of the gain on the interest rate swaps accumulated in other comprehensive gain (loss) is expected to be reclassified into earnings in the next twelve months.

	Fair Value Measured at Reporting Date Using
December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$143,843	$—	$—	$143,843
Short-term investments	104,350	—	—	104,350
Interest rate swap agreements	—	82	—	82
	$248,193	$82	$—	$248,275
Liabilities
Accrued other current liabilities	$1,331	$—	$—	$1,331
Derivatives:
Natural gas fixed price forward contracts	—	—	9,729	9,729
Interest rate swap agreements	—	3,630	—	3,630
	$1,331	$3,630	$9,729	$14,690

The following table provides the fair value of our natural gas fixed price forward contracts (dollars in thousands):

	September 30, 2019		December 31, 2018
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹
Natural gas fixed price forward contracts (not under hedging relationships)	2,286	$8,465	3,096	$9,729

¹ Recorded in accrued other current liabilities and derivative liabilities, net of current portion, in the condensed consolidated balance sheets.
² One MMBTU, or one million British Thermal Units, is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the three months ended September 30, 2019 and 2018, we marked-to-market the fair value of fixed price natural gas forward contracts and recorded a loss of $0.8 million and a gain of $1.1 million, respectively, and recorded gains on the settlement of these contracts of $1.1 million and $0.6 million, respectively, in cost of electricity revenue on the condensed consolidated statement of operations. For the nine months ended September 30, 2019 and 2018, we marked-to-market the fair value of fixed price natural gas forward contracts and recorded a loss of $1.5 million and a gain of $1.1 million, respectively, and recorded gains on the settlement of these contracts of $2.7 million and $2.9 million, respectively, in cost of electricity revenue on the condensed consolidated statement of operations.
Embedded Derivative on 6% Convertible Promissory Notes - Between December 2015 and September 2016, we issued $260.0 million of 6% convertible promissory notes due December 2020 ("6% Notes") to certain investors. The 6% Notes bore a 5% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 6% Notes in June 2017 to reduce the collateral securing the notes and to increase the interest rate from 5% to 6%. The 6% Notes are convertible at the option of the holders at a conversion price of $11.25 per share. Upon the IPO, the final value of the conversion feature was $177.2 million and was reclassified from a derivative liability to additional paid-in capital.
There were no transfers between fair value measurement classifications during the periods ended September 30, 2019 and 2018. The changes in the Level 3 financial assets were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Embedded Derivative Liability	Total
Balances at December 31, 2018	$9,729	$—	$—	$9,729
Settlement of natural gas fixed price forward contracts	(2,741)	—	—	(2,741)
Changes in fair value	1,477	—	—	1,477
Balances at September 30, 2019	$8,465	$—	$—	$8,465

	Natural Gas Fixed Price Forward Contracts	Preferred Stock Warrants	Embedded Derivative Liability	Total
Balances at December 31, 2017	$15,368	$9,825	$140,771	$165,964
Settlement of natural gas fixed price forward contracts	(2,871)	—	—	(2,871)
Embedded derivative on notes	—	—	5,533	5,533
Changes in fair value	(1,052)	(8,943)	30,904	20,909
Reclassification of preferred stock warrants liability to common stock warrants and derivative liability into additional paid-in-capital	—	(882)	(177,208)	(178,090)
Balances at September 30, 2018	$11,445	$—	$—	$11,445
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

	September 30, 2019		December 31, 2018
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables:
Customer financing receivables	$68,535	$52,495	$72,676	$51,541
Debt instruments:
Recourse
LIBOR + 4% term loan due November 2020	1,956	2,016	3,214	3,311
5% convertible promissory note due December 2020	36,026	34,509	34,706	31,546
6% convertible promissory notes due December 2020	275,716	289,887	263,284	353,368
10% notes due July 2024	89,673	94,974	95,555	99,260
Non-recourse
5.22% senior secured notes due March 2025	—	—	78,566	80,838
7.5% term loan due September 2028	35,281	41,335	36,319	39,892
LIBOR + 5.25% term loan due October 2020	23,571	24,637	23,916	25,441
6.07% senior secured notes due March 2030	80,677	88,243	82,337	85,917
LIBOR + 2.5% term loan due December 2021	121,069	121,417	123,384	123,040
Long-Lived Assets - Our long-lived assets include property, plant and equipment and equity investments in PPA II assets. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
During the three and nine months ended September 30, 2019, there was a decommissioning in PPA II, including the replacement during 2019 of installed Energy Servers, resulting in charges related to the decommissioning of PPA II Energy

Servers on these assets of $14.6 million and $22.7 million, respectively, which was recognized in cost of electricity revenue in our condensed consolidated statement of operations. As a result of the deconsolidation of DSGP, we remeasured our remaining equity interest in DSGP at fair value of $27.8 million as of June 30, 2019. The fair value of our interest in DSGP was determined based upon the projected discounted cash flows of DSGP that are attributable to DSGH’s remaining interest in DSGP, a level 3 fair value measurement. The most significant inputs into the valuation were a projection of future cash inflows from the PPA II tariff and future cash outflows from operations and maintenance of the Energy Servers not subject to SPDS’s purchase interests and the discount rate applied to those cash flows. As of September 30, 2019, the net carrying value of our interest in DSGP was $27.2 million. Equity investments in PPA II assets are also financial assets that are not measured on a recurring basis. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
No material impairment in the fair value assessment of any other long-lived assets was identified in the nine months ended September 30, 2019 and 2018.

5. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Raw materials	$56,787	$53,273
Work-in-progress	25,429	22,303
Finished goods	58,156	56,900
	$140,372	$132,476
Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Government incentives receivable	$928	$1,001
Prepaid expenses and other current assets	24,711	32,741
	$25,639	$33,742

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Energy Servers	$397,482	$511,485
Computers, software and hardware	20,592	16,536
Machinery and equipment	103,064	99,209
Furniture and fixtures	9,017	4,337
Leasehold improvements	36,244	18,629
Building	40,512	40,512
Construction in progress	8,651	29,084
	615,562	719,792
Less: Accumulated depreciation	(231,185)	(238,378)
	$384,377	$481,414

Our construction in progress decreased $20.4 million, as compared to December 31, 2018, primarily due to our capitalization of leasehold improvements and furniture and fixtures placed in service during the period related to our move to our new corporate headquarters.
Our PPA Entities' property, plant and equipment under operating leases was $397.5 million and $397.5 million as of September 30, 2019 and December 31, 2018, respectively. The accumulated depreciation for these assets was $96.5 million and $77.4 million as of September 30, 2019 and December 31, 2018, respectively. Depreciation expense related to our property, plant and equipment under operating leases was $6.4 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively, and $19.1 million and $19.1 million for the nine months ended September 30, 2019 and 2018, respectively.
During the three and nine months ended September 30, 2019, there was a decommissioning in PPA II, including the replacement during 2019 of installed Energy Servers, resulting in: (i) charges related to the decommissioning of PPA II Energy Servers of $14.6 million and $22.7 million, respectively, recognized in cost of electricity revenue in our condensed consolidated statement of operations; (ii) decommissioning and write-off of 9.0 megawatts and 19.0 megawatts of PPA II Energy Servers at net book value of zero and $25.6 million, respectively, which we recognized in cost of product revenue in our condensed consolidated statement of operations; and (iii) deconsolidation of our remaining interest in DSGP, primarily related to the remaining installed Energy Server assets held in PPA II of $27.8 million as of June 30, 2019, of which $27.2 million is recognized as an equity investment as of September 30, 2019 and included in other long-term assets on our condensed consolidated balance sheet. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.

Customer Financing Leases, Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Total minimum lease payments to be received	$94,151	$100,816
Less: Amounts representing estimated executing costs	(23,203)	(25,180)
Net present value of minimum lease payments to be received	70,948	75,636
Estimated residual value of leased assets	1,051	1,051
Less: Unearned income	(3,465)	(4,011)
Net investment in sales-type financing leases	68,534	72,676
Less: Current portion	(5,919)	(5,594)
Non-current portion of investment in sales-type financing leases	$62,615	$67,082
The future scheduled customer payments from sales-type financing leases were as follows as of September 30, 2019 (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter

Future minimum lease payments, less interest	$1,452	$6,022	$6,415	$6,853	$7,310	$39,431
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Prepaid and other long-term assets	$23,574	$27,086
Equity investment in PPA II assets	27,235	—
Equity-method investments	5,834	6,046
Long-term deposits	1,757	1,660
	$58,400	$34,792
Equity investment in PPA II assets
On June 14, 2019, we entered into a transaction with SPDS for the PPA II upgrade of Energy Servers. In connection with the closing of this transaction, SPDS was admitted as a member of DSGP. DSGP, an operating company, was a wholly owned subsidiary of DSGH prior to June 14, 2019. We determined, as of June 30, 2019, that we have retained significant influence over DSGP and consequently continue to recognize our remaining interest in DSGP as an equity investment included in other long-term assets on our condensed consolidated balance sheet as of September 30, 2019. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers.
Equity-method investments
In May 2013, we entered into a joint venture with Softbank Corp. and established Bloom Energy Japan Limited which is accounted for as an equity-method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. Accounts receivable from this joint venture were $0.3 million and $3.3 million as of September 30, 2019 and December 31, 2018, respectively.

Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Product warranty	$11,391	$10,935
Operations and maintenance services agreements	3,904	8,301
	$15,295	$19,236

Changes during the current period in the standard product warranty liability were as follows (in thousands):

Balances at December 31, 2018	$10,935
Accrued warranty, net	7,608
Warranty expenditures during period	(7,152)
Balances at September 30, 2019	$11,391
Accrued Other Current Liabilities
Accrued other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Liabilities recorded for mandatorily redeemable noncontrolling interest[1]	$12,449	$—
Compensation and benefits	19,834	16,742
Current portion of derivative liabilities	5,366	3,232
Managed services liabilities	3,235	5,091
Accrued installation	7,457	6,859
Sales tax liabilities	5,709	1,700
Interest payable	3,520	4,675
Other	24,580	31,236
	$82,150	$69,535
1 During June 2019, we entered into a PPA II upgrade transaction which included a commitment to mandatorily redeem the noncontrolling interest in DSGH by March 31, 2020 of certain installed PPA II Energy Servers, resulting in the reclassification of mandatorily redeemable noncontrolling interest into accrued other current liabilities on the condensed consolidated balance sheet commencing June 30, 2019. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers.
Other Long-Term Liabilities
Accrued other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Delaware grant	$10,469	$10,469
Managed services liabilities	28,315	29,741
Other	17,333	15,727
	$56,117	$55,937

We have entered into managed services agreements that provide for the payment of property taxes and insurance premiums on behalf of customers. These obligations are included in each agreements' contract value and are recorded as short-term or long-term liabilities based on the estimated payment dates. The long-term managed services liabilities accrued were $28.3 million and $29.7 million as of September 30, 2019 and December 31, 2018, respectively.

6. Outstanding Loans and Security Agreements
The following is a summary of our debt as of September 30, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$2,000	$1,678	$278	$1,956	$—
5% convertible promissory note due December 2020	33,104	—	36,026	36,026	—
6% convertible promissory notes due December 2020	296,233	—	275,716	275,716	—
10% notes due July 2024	93,000	14,000	75,673	89,673	—
Total recourse debt	424,337	15,678	387,693	403,371	—
7.5% term loan due September 2028	38,847	3,500	31,781	35,281	—
LIBOR + 5.25% term loan due October 2020	24,068	987	22,584	23,571	—
6.07% senior secured notes due March 2030	81,686	2,975	77,702	80,677	—
LIBOR + 2.5% term loan due December 2021	122,603	4,021	117,048	121,069	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	267,204	11,483	249,115	260,598	1,220
Total debt	$691,541	$27,161	$636,808	$663,969	$1,220
The following is a summary of our debt as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$3,286	$1,686	$1,528	$3,214	$—
5% convertible promissory notes due December 2020	33,104	—	34,706	34,706	—
6% convertible promissory notes due December 2020	296,233	—	263,284	263,284	—
10% notes due July 2024	100,000	7,000	88,555	95,555	—
Total recourse debt	432,623	8,686	388,073	396,759	—
5.22% senior secured term notes due March 2025	79,698	11,994	66,572	78,566	—
7.5% term loan due September 2028	40,538	2,200	34,119	36,319	—
LIBOR + 5.25% term loan due October 2020	24,723	827	23,089	23,916	—
6.07% senior secured notes due March 2030	83,457	2,469	79,868	82,337	—
LIBOR + 2.5% term loan due December 2021	125,456	3,672	119,712	123,384	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	353,872	21,162	323,360	344,522	1,220
Total debt	$786,495	$29,848	$711,433	$741,281	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of September 30, 2019 and December 31, 2018.

Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The year to date weighted average interest rate as of September 30, 2019 and December 31, 2018 was 6.4% and 5.9%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of September 30, 2019 and December 31, 2018, the debt outstanding was $2.0 million and $3.3 million, respectively.
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
Investors held the right to convert the unpaid principal and accrued interest of both the 8% and 5% notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon the Company’s IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the IPO, conversions of 5,734,440 shares of Class B common stock were issued and the 8% Notes were retired. Constellation, the holder of the 5% Notes, had not elected to convert as of September 30, 2019. The outstanding unpaid principal and accrued interest debt balance of the 5% Notes of $36.0 million was classified as non-current as of September 30, 2019, and the outstanding unpaid principal and accrued interest debt balances of the 5% Notes was $34.7 million as of December 31, 2018.
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
As of September 30, 2019 and December 31, 2018, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million. Upon the IPO, the debt was convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, we amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, we paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
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
Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA II refinanced its existing debt by issuing 5.22% Senior Secured Notes ("5.22% Notes") due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was zero and $11.2 million as of September 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes were secured by all the assets of PPA II. These notes were pre-paid in full on June 14, 2019 and all obligations and liabilities related to such 5.22% Notes have been terminated. During the three and nine months ended September 30, 2019, there was a decommissioning in PPA II, including the retirement of the 5.22% Notes outstanding unpaid debt of $76.6 million, which included the accumulated unpaid interest on the debt. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.7 million as of September 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $1.8 million and $1.7 million September 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes due March 2025 - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $7.9 million as of September 30, 2019 and $7.5 million as of December 31, 2018, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets.
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
Letters of Credit due December 2021 - In connection with the June 2015 PPA V credit agreement, we obtained commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the LC as of September 30, 2019 and December 31, 2018 was $5.0 million. The unused LC borrowing capacity was $1.2 million as of September 30, 2019 and December 31, 2018.
Debt Repayment Schedule and Interest Expense
The following table presents our total outstanding debt's unpaid principal balance repayment schedule as of September 30, 2019 (in thousands):

Remainder of 2019	$2,627
2020	379,735
2021	140,334
2022	26,046
2023	29,450
Thereafter	113,349
$691,541
Interest expense of $16.9 million and $18.8 million for the three months ended September 30, 2019 and 2018, respectively, was recorded in interest expense on the condensed consolidated statements of operations. Interest expense of $52.8 million and $68.0 million for the nine months ended September 30, 2019 and 2018, respectively, was recorded in interest expense on the condensed consolidated statements of operations.
Related Party Debt
Portions of the above described recourse and non-recourse debt are held by various related parties. See Note 15 - Related Party Transactions for a full description.

7. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on its results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on its outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives related to interest rate swap agreements applied to two of our PPA companies designated as cash flow hedges as of September 30, 2019 and December 31, 2018 on our consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2019	2018

Assets
Prepaid expenses and other current assets	$—	$42
Other long-term assets	6	40
	$6	$82

Liabilities
Accrued other current liabilities	$894	$4
Derivative liabilities	10,654	3,626
	$11,548	$3,630
PPA Company IIIb - In September 2013, PPA Company IIIb entered into an interest rate swap arrangement to convert a variable interest rate debt to a fixed rate. We designated and documented our interest rate swap arrangement as a cash flow hedge. The swap’s term ends on October 1, 2020, which is concurrent with the final maturity of the debt floating interest rates reset on a quarterly basis. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swap were $24.1 million and $24.7 million as of September 30, 2019 and December 31, 2018, respectively. We measure the swap at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk.
We recorded a loss of $12,000 and a gain of $30,000 during the three months ended September 30, 2019 and 2018, respectively, attributable to the change in swap’s fair value. We recorded a loss of $35,000 and a gain of $31,000 during the nine months ended September 30, 2019 and 2018, respectively, attributable to the change in swap’s fair value. These gains and losses were included in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statement of operations.
PPA Company V - In July 2015, PPA Company V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate. The loss on the swaps prior to designation was recorded in current-period earnings. In July 2015, we designated and documented its interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swaps were $185.0 million and $186.6 million as of September 30, 2019 and December 31, 2018, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We recorded a gain of $36,000 and a gain of $40,000 attributable to the change in valuation during the three months ended September 30, 2019 and 2018, respectively. We recorded a gain of $48,000 and a gain of $149,000 attributable to the change in valuation during the nine months ended September 30, 2019 and 2018, respectively. These gains were included in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statement of operations.

We recognize the unrealized changes in the fair value of our derivative contracts designated as cash flow hedges in accumulated other comprehensive income (loss). Upon settlement, changes in the fair value amounts recognized in accumulated other comprehensive income (loss) are recognized to earnings. The changes for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$9,146	$1,771	$3,548	$5,853
Loss (gain) recognized in other comprehensive income (loss)	2,472	(1,173)	8,062	(4,796)
Amounts reclassified from other comprehensive income (loss) to earnings	(28)	(63)	75	(360)
Net loss (gain) recognized in other comprehensive income (loss)	2,444	(1,236)	8,137	(5,156)
Gain reclassified from other comprehensive income (loss) to earnings	(48)	(58)	(143)	(220)
Ending balance	$11,542	$477	$11,542	$477
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
For the three months ended September 30, 2019 and 2018, we marked-to-market the fair value of our fixed price natural gas forward contract and recorded a loss of $0.8 million and a gain of $1.1 million, respectively. For the nine months ended September 30, 2019 and 2018, we marked-to-market the fair value of our fixed price natural gas forward contract and recorded a loss of $1.5 million and a gain of $1.1 million, respectively. For the three months ended September 30, 2019 and 2018, we recorded gains of $1.1 million and $0.6 million, respectively, on the settlement of these contracts. For the nine months ended September 30, 2019 and 2018, we recorded gains of $2.7 million and $2.9 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of electricity revenue in the condensed consolidated statements of operations.
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
The valuation of this embedded put feature was recorded as a derivative liability in the consolidated balance sheet, measured each reporting period. Fair value was determined using the binomial lattice method. We recorded $0 and a gain of $0.1 million attributable to the change in valuation for the three months ended September 30, 2019 and 2018, respectively. We recorded $0 and a loss of $30.9 million attributable to the change in valuation for the nine months ended September 30, 2019 and 2018, respectively. These gains and losses were included within loss on revaluation of warrant liabilities and embedded derivatives in gain (loss) on revaluation of warrant liabilities and embedded derivatives in the condensed consolidated statements of operations. Upon the IPO, the final value of the conversion feature was $177.2 million and was reclassified from a derivative liability to additional paid-in capital.

8. Common Stock Warrants
During 2018, all of the preferred and common stock warrants we issued in connection with loan agreements and a dispute settlement converted to warrants to purchase shares of Class B common stock. As of September 30, 2019, we had Class B common stock warrants outstanding to purchase 481,181 and 12,940 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively. As of December 31, 2018, we had Class B common stock warrants outstanding to purchase 481,182 and 312,939 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively.

9. Income Taxes
For the three months ended September 30, 2019 and 2018, we recorded a provision for income taxes of $0.1 million on a pre-tax loss of $39.8 million for an effective tax rate of (0.3)%, and a provision for income taxes of $3,000 on a pre-tax loss of $82.5 million for an effective tax rate of 0.0%, respectively.
For the nine months ended September 30, 2019 and 2018, we recorded a provision for income taxes of $0.6 million on a pre-tax loss of $194.8 million for an effective tax rate of (0.3)%, and a provision for income taxes of $0.5 million on a pre-tax loss of $154.6 million for an effective tax rate of (0.3)%, respectively.
The effective tax impact for the three and nine months ended September 30, 2019 and 2018 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(34,903)	$(78,579)	$(181,560)	$(141,972)

Denominator:
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	116,330	81,321	113,948	34,347

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.30)	$(0.97)	$(1.59)	$(4.13)

The following common stock equivalents were excluded from the computation of net loss per share attributable to common shareholders (diluted) for the periods presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Convertible and non-convertible redeemable preferred stock and convertible notes	27,264	24,512	27,264	27,219
Stock options to purchase common stock	4,571	3,454	4,990	3,454
Convertible redeemable common stock warrants	—	89	—	89
	31,835	28,055	32,254	30,762

11. Stock-Based Compensation and Employee Benefit Plan
2002 Stock Plan
Our 2002 Stock Plan (the "2002 Plan") was approved in April 2002 and amended in June 2011. In August 2012 and in connection with the adoption of the 2012 Equity Incentive Plan (the "2012 Plan"), shares authorized for issuance under the 2002 Plan were cancelled, except for those shares reserved for issuance upon exercise of outstanding stock options. As of September 30, 2019, options to purchase 2,014,974 shares of Class B common stock were outstanding and the weighted average exercise price of outstanding options was $22.82 per share.
2012 Equity Incentive Plan
Our 2012 Plan was approved in August 2012. In April 2018 and in connection with the adoption of the 2018 Equity Incentive Plan (the "2018 Plan"), any reserved shares not issued under the 2012 Plan were carried over to the 2018 Equity Incentive Plan. As of September 30, 2019, options to purchase 10,403,072 shares of Class B common stock were outstanding under the 2012 Plan and the weighted average exercise price of outstanding options under the 2012 Plan was $27.24 per share. As of September 30, 2019, we had outstanding RSU awards that may be settled for 8,921,221 shares of Class B common stock under the 2012 Plan.

2018 Equity Incentive Plan
The 2018 Plan was approved in April 2018. The 2018 Plan became effective upon the IPO and serves as the successor to the 2012 Plan.
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
As of September 30, 2019, options to purchase 2,549,816 shares of Class A common stock were outstanding under the 2018 Plan and the weighted average exercise price of outstanding options was $17.95 per share. As of September 30, 2019, we had outstanding RSUs that may be settled for 3,735,720 shares of Class A common stock, and 20,160,281 shares of Class A common stock were available for future grant.
2018 Employee Stock Purchase Plan
In April 2018, we adopted the 2018 Employee Stock Purchase Plan ("ESPP"). The ESPP is qualified under Section 423 of the Internal Revenue Code. As of September 30, 2019, there were 3,030,407 shares of Class A common stock available for future issuance.
Stock Option Activity
A summary of stock option activity under our stock plans during the nine months ended September 30, 2019 is as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2018	14,558,420	$25.93	6.78	$3,084
Added to plan	—
Granted	1,433,064	11.19
Exercised	(336,572)	4.28
Cancelled	(687,050)	24.82
Balances at September 30, 2019	14,967,862	25.06	6.28	—
Vested and expected to vest at September 30, 2019	14,632,346	25.23	6.22	—
Exercisable at September 30, 2019	9,238,860	28.75	4.77	—

RSUs Activity
A summary of our restricted stock units ("RSUs") activity and related information during the nine months ended September 30, 2019 is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2018	16,784,800	$18.74
Granted	3,052,644	12.20
Vested	(6,341,441)	18.27
Forfeited	(839,062)	17.58
Unvested Balance at September 30, 2019	12,656,941	17.48
Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Risk-free interest rate	1.9% - 2.0%	2.8% - 2.8%	1.9% - 2.6%	2.5% - 2.8%
Expected term (years)	6.4 - 6.7	6.2 - 6.7	6.4 - 6.7	6.2 - 6.7
Expected dividend yield	—	—	—	—
Expected volatility	45.7%	56.1%	45.7% - 50.2%	54.6% - 56.1%
Stock-based Compensation - No stock-based compensation costs were capitalized in the three months ended September 30, 2019 and 2018. The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cost of revenue	$6,793	$16,156	$31,557	$20,025
Research and development	6,589	15,127	33,037	18,504
Sales and marketing	5,823	12,900	26,270	15,066
General and administrative	20,650	27,494	64,091	33,856
Total stock-based compensation	$39,855	$71,677	$154,955	$87,451
During the nine months ended September 30, 2019 and 2018, we recognized $155.0 million and $87.5 million of stock-based compensation expense, respectively. Our stock-based compensation expense is associated with stock options, RSUs, and our ESPP.
As of September 30, 2019, there was unrecognized compensation expense related to unvested stock options of $48.0 million. This expense is expected to be recognized over the remaining weighted-average period of 2.6 years. We had no excess tax benefits in the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, there was $76.9 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.1 years.
As of September 30, 2019, there was $9.6 million of unrecognized stock-based compensation cost related to the ESPP. This expense is expected to be recognized over a weighted average period of 1.1 years.

12. Power Purchase Agreement Programs
Overview
In mid-2010, we began offering our Energy Servers through our Bloom Electrons program, which we denote as Power Purchase Agreement Programs, financed via investment entities. Under these arrangements, an operating entity is created (the "Operating Company") which purchases the Energy Server from us. The end customer then enters into a power purchase agreement ("PPA") with the Operating Company to purchase the power generated by the Energy Server(s) at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. In some cases similar to direct purchases and leases, the standard one-year warranty and performance guaranties are included in the price of the product. The Operating Company also enters into a master services agreement ("MSA") with us following the first year of service to extend the warranty services and guaranties over the term of the PPA. In other cases, the MSA, including warranties and guaranties, are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the Energy Servers and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized up front in the same manner as direct purchase and lease transactions. Substantially all of our subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. We recognize the cost of revenue, primarily product costs and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.
We and our third-party equity investors (together "Equity Investors") contribute funds into a limited liability investment entity ("Investment Company") that owns and is parent to the Operating Company (together, the "PPA Entities"). The PPA Entities constitute variable investment entities ("VIEs") under U.S. GAAP. We have considered the provisions within the contractual agreements which grant us power to manage and make decisions affecting the operations of these VIEs. We consider that the rights granted to the Equity Investors under the contractual agreements are more protective in nature rather than participating. Therefore, we have determined under the power and benefits criterion of ASC 810 - Consolidations that we are the primary beneficiary of these VIEs. On June 14, 2019, we entered into a PPA II upgrade of Energy Servers transaction, and as a result we determined that we no longer retained a controlling interest in PPA II and therefore, it was no longer consolidated as a VIE into our condensed consolidated financial statements as of June 30, 2019. See further discussion below.
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
The Operating Company sells the electricity to end customers under PPAs. Cash generated by the electricity sales, as well as receipts from any applicable government incentive program, is used to pay operating expenses (including the management and services we provide to maintain the Energy Servers over the term of the PPA) and to service the non-recourse debt with the remaining cash flows distributed to the Equity Investors. In transactions accounted for as sales-type leases, we recognize subsequent customer billings as electricity revenue over the term of the PPA and amortize any applicable government incentive program grants as a reduction to depreciation expense of the Energy Server over the term of the PPA. In transactions accounted for as operating leases, we recognize subsequent customer payments and any applicable government incentive program grants as electricity revenue over the term of the PPA.
Upon sale or liquidation of a PPA Entity, distributions would occur in the order of priority specified in the contractual agreements.

We have established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase of Energy Servers manufactured by us in our normal course of operations. All six PPA Entities utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies is non-recourse to us. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits. In 2016, we purchased the tax equity investor’s interest in PPA I, which resulted in a change in our ownership interest in PPA I while we continued to hold the controlling financial interest in this company.

PPA II Upgrade of Energy Servers

Transaction Overview
On June 14, 2019, we entered into a transaction with SP Diamond State Class B Holdings, LLC (“SPDS”), a wholly owned subsidiary of Southern Power Company, in which SPDS purchased a majority interest in Diamond State Generation Partners ("DSGP"), also known as PPA II, which operates in Delaware providing alternative energy generation for state tariff rate payers (the "PPA II upgrade of Energy Servers"). DSGP used the funds received from SPDS to purchase current generation Bloom Energy Servers to upgrade 19.0 megawatts of its existing Bloom Energy Servers with 17.7 megawatts of new Bloom Energy Servers while maintaining comparable output.
In connection with the closing of this transaction, SPDS was admitted as a member of Diamond State Generation Partners, LLC ("DSGP"). DSGP, an operating company, is now owned by Diamond State Generation Holdings, LLC ("DSGH") and SPDS. SPDS made capital contributions to DSGP, which funds were used to purchase 17.7 megawatts of Energy Servers from us. Prior to selling the new generation Energy Servers to DSGP, we repurchased a proportionate number of DSGP’s existing Energy Servers and removed such existing Energy Servers from PPA II's site. In the future, subject to our ability to secure additional capital commitments from sources yet to be identified, the remaining 11.0 megawatts of existing Energy Servers that constitute PPA II may be repurchased by Bloom and replaced by up to approximately 9.8 megawatts of new Energy Servers to be sold by us to DSGP. We estimate that we will need to secure approximately $92 million of additional funding in order to complete the upgrade of the PPA II Energy Servers. In the event that we are unable to secure financing to fund the deployment of the additional 9.8 megawatts of new Energy Servers as part of the PPA II upgrade of Energy Servers, we expect to continue to operate the existing Energy Servers, in which case we may need to amend certain operating permits that had been issued for PPA II assuming all 27 megawatts of Bloom Energy Servers were upgraded. We will continue to operate and service the Energy Servers, but management of DSGP will transfer to SPDS as of the date we have completed the repurchase of all of the interests of the current equity holder in DSGH, Mehetia, Inc., a wholly-owned subsidiary of Credit Suisse AG (“Mehetia”). This repurchase will occur on the earlier of the upgrade of the remaining 11 megawatts with new Energy Servers or March 31, 2020.
Obligations to the PPA II Financiers
After giving effect to the admission of SPDS as a member of DSGP at the closing and the retirement of the existing debt, there are three investors in PPA II: Bloom Energy, Mehetia, and SPDS.
At closing, we made a partial payment for repurchase of the existing Energy Servers owned by DSGP in the amount of approximately $72.3 million, all of which was used by DSGP (along with additional DSGP's cash reserves) to prepay all of its existing indebtedness associated with PPA II. We also agreed to purchase all of the equity interests in DSGH currently held by Mehetia for an estimated purchase price of $57.5 million. The purchase of Mehetia’s equity interests in DSGH will be effected via multiple payments by us with the final payment to be made no later than March 31, 2020.
In connection with the admission of SPDS as a member of DSGP, the DSGP limited liability company agreement was amended to provide, among other things, for the allocation of revenues, benefits and expenses between us, Mehetia and SPDS. Under the amended limited liability company agreement, until such time as all of Mehetia’s equity interests in DSGH have been repurchased, Mehetia is entitled to 100% of the revenues generated from the operation of the 11 megawatts of existing Energy Servers and we are entitled to none of such revenues. From and after the date that all of Mehetia’s equity interests in DSGH have been repurchased, we will be entitled to 100% of the revenues generated by the existing Energy Servers. Additionally, SPDS is entitled to 100% of the revenues generated from the operation of the 17.7 megawatts of new Energy Servers. SPDS is also entitled to 100% of any tax attributes, income and loss associated with the new Energy Servers.

Obligations to DSGP
At closing, we and DSGP entered into two primary commercial contracts: first, a contract for the purchase, sale and installation of the new Energy Servers (the “EPC Agreement”), and second, a contract for the operation and maintenance of both the existing Energy Servers and the new Energy Servers (the “O&M Agreement”). Both the upfront purchase price for the new Energy Servers under the EPC Agreement and the ongoing fees for our operations and maintenance of the Energy Servers under the O&M Agreement are paid on a fixed dollar per kilowatt basis.
Our obligations to DSGP pursuant to the EPC Agreement include: (i) designing, manufacturing, and installing the new Energy Servers (ii) obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the new Energy Servers; and (iii) commissioning each of the new Energy Servers upon the completion of installation.
Our obligations to DSGP pursuant to the O&M Agreement include: (i) maintaining all necessary permits and other governmental approvals necessary for the operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the O&M Agreement; (ii) operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations; (iii) satisfying the efficiency and output obligations set forth in such O&M Agreement (“Performance Requirements”); and (iv) complying with the requirements of the PPA II Tariff. The O&M Agreement obligates us to repurchase some or all of the Energy Servers in the event the Energy Servers fail to comply with the Performance Requirements and we fail to remedy such failure during the cure period.
The O&M Agreement for the Energy Servers provides for the following Performance Requirements and indemnity obligations:
Efficiency Guaranty. We warrant to DSGP that the new Energy Servers will operate at a cumulative average efficiency level of 50%. If the aggregate average efficiency falls below the specified threshold, we are obligated to make a payment to DSGP equal to the increased expense resulting from such efficiency shortfall, with our aggregate liability for such payments capped at the aggregate purchase price of the Energy Servers. During the period from September 2010 to September 30, 2019, no payments have been made pursuant to the Efficiency Guaranty.
Existing Energy Server Output Warranty. We warrant to DSGP that the existing Energy Servers will, in the aggregate, generate a minimum amount of electricity in each calendar quarter, and we are obligated to repair or replace Energy Servers if such Energy Servers fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price. During the period from September 2010 to September 30, 2019, no Energy Servers have been repurchased pursuant to the existing Energy Server Output Warranty.
New Energy Server Output Warranty. We warrant to DSGP that the new Energy Servers purchased by DSGP will, in the aggregate, generate a minimum amount of electricity on a cumulative basis, and we are obligated to repair or replace Energy Servers if such Energy Servers fail to satisfy this warranty. If we determine that a repair or replacement is not feasible, we are obligated to repurchase such Energy Servers at the original purchase price. During the period from the closing of the upgrade to September 30, 2019, no Energy Servers have been repurchased pursuant to the New Energy Server Output Warranty.
New Energy Server Output Guaranty. We warrant to DSGP that the new Energy Servers purchased by DSGP in connection with the PPA II upgrade of Energy Servers will, in the aggregate, generate a minimum amount of electricity on a cumulative basis, and we are obligated to make a payment to DSGP for lost revenues resulting from the shortfall below the guaranteed level if such Energy Servers fail to satisfy this warranty, with our aggregate liability for such payments capped at our customary limitation of liability for output guarantees. During the period from the closing of the upgrade to September 30, 2019, no payments have been made pursuant to the New Energy Server Output Guaranty.
Other Obligations
In addition to the rights and obligations set forth above, the transaction documents related to the upgrade of the PPA II Energy Servers contain certain representations, warranties and covenants of Bloom, DSGH, DSGP, Mehetia and SPDS, including representations and warranties of Bloom and DSGP relating to the conduct of their respective businesses prior to the closing of the transaction, as well as indemnity obligations related to the breach of such representations, warranties and covenants. In addition, we have agreed to indemnify SPDS for losses that may be incurred in the event of certain regulatory, legal or legislative development in an aggregate amount of up to $97.2 million. For this purpose, as of June 30, 2019, we established a cash-collateralized letter of credit of $20.0 million under this obligation. The Equity Capital Contribution Agreement required that in the event our shares of common stock traded at a specified price for a specified period, Southern had the right to require that Bloom either (a) provide supplemental Tariff Damages Collateral (as defined in the agreement) in the amount of the difference between the then-applicable Tariff Damages and the Tariff Damages Collateral then-available to Southern pursuant to the LLC Agreement, or (b) make a payment to Southern in the amount of such difference. During the third quarter of 2019, we were required under the transaction to increase collateralization of our obligation by $20.0 million; in addition, the trading price of our common stock triggered Southern’s right to obtain additional collateralization equal to the difference between the Tariff Damage Collateral and Tariff Damage, or $57.2 million, which together resulted in us funding an additional cash-collateralized letter of credit of $77.2 million. In addition, we have also agreed to indemnify SPDS for losses that may be incurred in connection with the loss or disallowance of certain tax benefits that we expect the upgrade of the PPA II Energy Servers to generate, in an incremental amount of up to $7.5 million.
Obligations Under the PPA II Tariff Agreement
In the event that DSGP claims that a Forced Outage Event, defined under the PPA II tariff agreement as the inability of DSGP to obtain a replacement component part or a service necessary for the operation of the Energy Servers at their nameplate capacity, has occurred under the PPA II tariff, DSGP is obligated to purchase and retire, on behalf of Delmarva Power & Light Company, replacement renewable energy credits ("RECs") in an amount equal to the number of megawatt hours for which it receives compensation under the ‘forced outage’ provisions of the tariff, but only if such replacement RECs are available in sufficient quantities and can be purchased for less than $45 per REC. The PPA II tariff agreement provides for payments to DSGP in the event of a Forced Outage Event lasting in excess of 90 days. For the first 90 days following the occurrence of a Forced Outage Event, no payments are made under this provision of the tariff. Thereafter, DSGP is entitled to payments equal to 70% of the payments that would have been made under the tariff but for the occurrence of the Forced Outage Event-that is, the “Forced Outage Event” provision of the PPA II tariff agreement provides for payments to DSGP under the tariff equal to the amount that would be paid were the upgraded PPA II Energy Servers operating at 70% of their nameplate capacity, irrespective of actual output. The PPA II tariff agreement also provides that the “Forced Outage Event” protections afforded thereunder shall automatically terminate in the event that we obtain an investment grade rating.
Impact of PPA II Upgrade of Energy Servers on Consolidated Financial Statements
As described above, the PPA II upgrade of Energy Servers documents contain certain representations, warranties and covenants of Bloom, DSGH, DSGP, Mehetia and SPDS, including representations and warranties of Bloom and DSGP relating to the conduct of their respective businesses prior to the closing of the transaction, as well as indemnity obligations related to the breach of such representations, warranties and covenants. In addition, we have agreed to indemnify SPDS for losses that may be incurred in the event of certain regulatory, legal or legislative development in an aggregate amount of up to $97.2 million. As of September 30, 2019, we believe these events to be remote and therefore, no liability has been recorded on our condensed consolidated financial statements.
As a result of the transaction with SPDS, we reconsidered whether we should continue to consolidate DSGP. We use a qualitative approach in assessing the consolidation requirement for each of our PPA Entities. This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. As a result of the PPA II upgrade of Energy Servers, we determined that we no longer retain a controlling interest in PPA II and therefore it will no longer be consolidated as a VIE into our condensed consolidated financial statements as of June 30, 2019. We determined that, as of June 30, 2019, we have retained significant influence over DSGP and consequently continue to recognize our remaining interest in DSGP as an equity investment included in other long-term assets on our condensed consolidated balance sheet as of September 30, 2019.
The PPA II upgrade of Energy Servers completed through September 30, 2019 occurred in two phases, phase 1 where initially SPDS had its purchased interest in 9.7 megawatts of Energy Servers installed during June 2019, and its remaining phase 2 purchased interest in 8.0 megawatts of Energy Servers installed during July and August of 2019. During the three and nine months ended September 30, 2019, we have sold 8.0 megawatts and 17.7 megawatts of our current generation Energy Servers for $71.5 million and $159.3 million, respectively, to DSGP subsequent to its deconsolidation, which is included in product revenue, and recognized installation services of $3.2 million and $7.1 million, respectively, which is included in installation revenue, in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019. Concurrently, we wrote-off 9.0 megawatts and 19.0 megawatts of our earlier generation Energy Servers for $14.6 million and $48.3 million, respectively, and installed 8.0 megawatts and 17.7 megawatts of Energy Servers at a cost of goods sold of $21.1 million and $47.4 million, which is included in cost of product revenue in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. In anticipation of replacing the remaining installed 9.0 megawatts of Energy Servers during 2019 under phase 2 which, as a result, reduced their previously expected useful lives, we recognized a one-time charge related to the decommissioning of PPA II Energy Servers of $14.6 million and $22.7 million, which is included in cost of electricity revenue in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Additionally, in paying-off the outstanding debt and interest of PPA II amounting to $77.7 million, we incurred a debt payoff make-whole penalty of $5.9 million, which is included in general and administrative expense in our condensed consolidated statements of operations for the nine months ended September 30,

2019. Finally, we had PPA II debt issuance costs written-off of $1.0 million and additional interest expense incurred for PPA 2 debt payoff of $0.1 million, which is included in interest expense in our condensed consolidated statements of operations for the nine months ended September 30, 2019.
The PPA II upgrade of Energy Servers resulted in the following impacts on our condensed consolidated balance sheet as of September 30, 2019: (i) cash and cash equivalents decreased by $47.8 million, comprised of approximately $166.4 million cash receipts for the sale of new systems to PPA II, mostly offset by $77.7 million used for the repayment of all PPA II debt plus a make-whole payment fee of $5.9 million, a $43.7 million distribution to Credit Suisse related to the redemption of noncontrolling interest, and a $85.9 million net outflow into restricted cash for certain contingent indemnifications for SPDS under the PPA II upgrade of Energy Servers in the form of a letter of credit to SPDS; (ii) property, plant and equipment, net decreased $48.3 million due to the write-off of 19 megawatts of older Energy Servers from PPA II completed during August 2019; (iii) restricted cash long-term increased $85.9 million, comprised of $97.2 million for certain contingent indemnifications for SPDS under the PPA II upgrade of Energy Servers, partially offset by $11.3 million released after the repayment of debt; and (iv) noncontrolling interest decreased $55.4 million. This is comprised of $43.7 million of cash payments to Credit Suisse resulting from redemption of the noncontrolling interest in PPA II plus the unpaid balance to Credit Suisse of $11.7 million which was reclassified to accrued other current liabilities. Additionally, accrued other current liabilities increased by $0.7 million as a result of accretion, resulting in an ending balance of $12.4 million related to our commitment to mandatorily redeem their noncontrolling interest in DSGH by March 31, 2020 under the PPA II upgrade of Energy Servers.
PPA Entities' Activities Summary
The table below shows the details of the five continuing Investment Companies and their cumulative activities from inception to the periods indicated (dollars in thousands):

	PPA II		PPA IIIa	PPA IIIb	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	30		10	6	21	40
Installed size (in megawatts)	11	[4]	10	5	19	37
Term of power purchase agreements (years)	21		15	15	15	15
First system installed	Jun-12		Feb-13	Aug-13	Sep-14	Jun-15
Last system installed	Nov-13		Jun-14	Jun-15	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%		99%	99%	90%	99%
Cash allocation to Equity Investor	99%		99%	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%		5%	5%	No flip	No flip
Equity Investor ¹	Credit Suisse		US Bank	US Bank	Exelon Corporation	Exelon Corporation
Put option date ²	March 31, 2020		1st anniversary of flip point	1st anniversary of flip point	N/A	N/A
Company cash contributions	$22,442		$32,223	$22,658	$11,669	$27,932
Company non-cash contributions ³	$—		$8,655	$2,082	$—	$—
Equity Investor cash contributions	$139,993		$36,967	$20,152	$84,782	$227,344
Debt financing	$144,813		$44,968	$28,676	$99,000	$131,237
Cumulative Activity as of September 30, 2019:
Distributions to Equity Investor	$163,626		$4,616	$2,109	$6,422	$70,141
Debt repayment—principal	$144,813		$6,122	$4,608	$17,314	$8,633
Cumulative Activity as of December 31, 2018:
Distributions to Equity Investor	$116,942		$4,063	$1,807	$4,568	$66,745
Debt repayment—principal	$65,114		$4,431	$3,953	$15,543	$5,780

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
4 Installed base decreased from December 31, 2018 due to the repurchase of 19 megawatts of our Energy Servers during June, July and August 2019 under the PPA II upgrade of Energy Servers. See disclosures above.
Some of our PPA Entities contain structured provisions whereby the allocation of income and equity to the Equity Investors changes at some point in time after the formation of the PPA Entity. The change in allocations to Equity Investors (or the "flip") occurs based either on a specified future date or once the Equity Investors reach their targeted rate of return. For PPA Entities with a specified future date for the flip, the flip occurs January 1 of the calendar year immediately following the year that includes the fifth anniversary of the date the last site achieves commercial operation.
The noncontrolling interests in PPA IIIa and PPA IIIb are redeemable as a result of the put option held by the Equity Investors as of September 30, 2019. The noncontrolling interests in PPA II, IIIa and PPA IIIb are redeemable as a result of the put option held by the Equity Investors as of December 31, 2018. The redemption value is the put amount. At September 30, 2019 and December 31, 2018, the carrying value of redeemable noncontrolling interests of $0.6 million and $57.3 million, respectively, exceeded the maximum redemption value.

PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to us. The aggregate carrying values of the PPA Entities’ assets and liabilities in the condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, were as follows (in thousands):

	September 30,		December 31,
	2019 [1]		2018

Assets
Current assets:
Cash and cash equivalents	$4,960		$5,295
Restricted cash	1,803		2,917
Accounts receivable	5,217		7,516
Customer financing receivable	5,919		5,594
Prepaid expenses and other current assets	5,178		4,909
Total current assets	23,077		26,231
Property and equipment, net	300,939		399,060
Customer financing receivable, non-current	62,616		67,082
Restricted cash	114,213	[2]	27,854
Other long-term assets	29,589		2,692
Total assets	$530,434		$522,919
Liabilities
Current liabilities:
Accounts payable	$393		$724
Accrued other current liabilities	14,396		1,442
Deferred revenue and customer deposits	786		786
Current portion of debt	11,483		21,162
Total current liabilities	27,058		24,114
Derivative liabilities, net of current portion	10,654		3,626
Deferred revenue, net of current portion	8,108		8,696
Long-term portion of debt	249,115		323,360
Other long-term liabilities	2,216		1,798
Total liabilities	$297,151		$361,594
1 These amounts include PPA II financial statement balances. See discussion above.
2 The increase in restricted cash from December 31, 2018 is primarily due to $97.2 million of cash collateral used to back a Letter of Credit required for the PPA II upgrade.
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

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy's stand-alone, the PPA Entities combined and these consolidated balances as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Bloom	PPA Entities	Consolidated	Bloom	PPA Entities	Consolidated

Assets
Current assets	$467,282	$23,077	$490,359	$646,350	$26,231	$672,581
Long-term assets	172,211	507,357	679,568	220,399	496,688	717,087
Total assets	$639,493	$530,434	$1,169,927	$866,749	$522,919	$1,389,668
Liabilities
Current liabilities	$250,990	$15,575	$266,565	$246,866	$2,952	$249,818
Current portion of debt	15,678	11,483	27,161	8,686	21,162	29,848
Long-term liabilities	229,499	20,978	250,477	293,739	14,120	307,859
Long-term portion of debt	387,693	249,115	636,808	388,073	323,360	711,433
Total liabilities	$883,860	$297,151	$1,181,011	$937,364	$361,594	$1,298,958

13. Commitments and Contingencies
Commitments
Operating Leases
During the nine months ended September 30, 2019 and 2018, rent expense for our facilities was $5.7 million and $4.6 million, respectively.
At September 30, 2019, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2019	$9,813
2020	15,891
2021	13,218
2022	12,288
2023	12,006
Thereafter	42,860
$106,076
Equipment Leases - Beginning in December 2015, we are a party to master lease agreements that provide for the sale of Energy Servers to third parties and the simultaneous leaseback of the systems which we then subleases to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the nine months ended September 30, 2019 and 2018.
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we may also issue purchase orders to certain of our component suppliers and third-party manufacturers that may not be cancelable. As of September 30, 2019 and 2018, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancelable.
Power Purchase Agreement Program - Under the terms of the Bloom Electrons program, customers agree to purchase power from our Energy Servers at negotiated rates, generally for periods of up to twenty-one years. We are responsible for all operating costs necessary to maintain, monitor and repair these Energy Servers, including the fuel necessary to operate the systems under certain PPA contracts. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures.
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the consolidated statements of operations. We paid $3.5 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional discussion related to PPA II's commitments and contingencies.
In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of Energy Servers. The lenders have commitments to an LC facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the Debt Service Reserve Account. The amount reserved under the LC as of September 30, 2019 and December 31, 2018 was $5.0 million.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of September 30, 2019, we had 345 full time workers in Delaware and paid $113.8 million in cumulative compensation. As of September 30, 2018, we had 335 full time workers in Delaware and paid $86.0 million in cumulative compensation. We have so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority the grants received to date.

As of September 30, 2019, we had cumulatively paid $1.5 million for recapture provisions and recorded $10.5 million in other long-term liabilities for potential recapture.
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
Investment Tax Credits ("ITCs") - Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. In early 2018, the ITC law was retroactively reinstated, extending and phasing-out the ITC through 2021, as follows:

•	the 30% ITC credit was reinstated retroactive to January 1, 2017;

•	installations that commence construction before January 1, 2020 are eligible for a 30% credit;

•	installations that commence construction in 2020 are eligible for a 26% credit;

•	installations that commence construction in 2021 are eligible for a 22% credit; and

•	installations have to be placed in service by January 1, 2024 or the installations become ineligible for the credit.
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
Legal Matters - From time to time, we are involved in disputes, claims, litigation, investigations, proceedings and/or other legal actions consisting of commercial, securities and employment matters that arise in the ordinary course of business. We review all legal matters at least quarterly and assess whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular situation. We record an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matters may be materially different from our estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or on future periods.
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
In June 2019, Messrs. Daubenspeck and Badger filed a complaint against our CEO, out CFO and our former CFO in the United States District Court for the Northern District of Illinois, Case No. 1:19-cv-04305, asserting nearly identical claims as those in the pending arbitration discussed above. The lawsuit has been stayed pending the outcome of the arbitration. We believe the complaint to be without merit and, as a result, we have recorded no loss contingency related to this claim.
In March 2019, the Lincolnshire Police Pension fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our initial public offering alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended, for alleged misleading statements or omissions in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in connection with our July 25, 2018 initial public offering. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019.

These cases have been consolidated. Plaintiffs' Consolidated Amended Complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. The hearing on the motion to stay is set for December 13, 2019. Discovery is currently stayed. We believe the complaint to be without merit and we intend to vigorously defend.
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act of 1933, as amended, for alleged misleading statements or omissions in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in connection with our July 25, 2018 initial public offering. On September 3, James Hunt was appointed as lead plaintiff and Levi & Korsinsky was appointed as plaintiff’s counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in our initial public offering, claims under Sections 10b and 20a of the Securities Exchange Act of 1934 and extending the class period to September 16, 2019. We believe the complaint to be without merit and we intend to vigorously defend.
In November 2019, Michael Bolouri filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management, certain of our directors and the underwriters in our initial public offering, alleging violations under Section 11 and 15 of the Securities Act of 1933, as amended, and violations under Sections 10b and 20a of the Securities Exchange Act of 1934 for alleged misleading statements or omissions in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in connection with our July 25, 2018 initial public offering and continuing through September 16, 2019. We believe this is a related case to the Roberts class action discussed above and we will seek to have it so determined and ultimately consolidated therewith.

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

15. Related Party Transactions
Our results of operations included the following related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total revenue from related parties	$75,703	$172	$168,908	$31,097
Consulting expenses paid to related parties (included in general and administrative expense)	51	52	153	153
Interest expense on debt to related parties	1,605	1,966	4,823	7,265
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. For the three months ended September 30, 2019 and 2018 we recognized related party total revenue of $1.0 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018 we recognized related party total revenue of $2.5 million and $31.1 million, respectively. Accounts receivable from this joint venture was $0.3 million as of September 30, 2019 and $3.3 million as of December 31, 2018, respectively.
Diamond State Generation Holdings, LLC
On June 14, 2019, we entered into a transaction with SP Diamond State Class B Holdings for the PPA II upgrade of Energy Servers. In connection with the closing of this transaction, SPDS was admitted as a member of Diamond State

Generation Partners, LLC ("DSGP"). DSGP, an operating company was a wholly owned subsidiary of DSGH prior to June 14, 2019. As a result of the PPA II upgrade of Energy Servers transaction, we determined that we no longer retain a controlling interest in PPA II and therefore it will no longer be consolidated as a variable interest entity, or VIE, into our condensed consolidated financial statements as of June 30, 2019. DSGP is considered to be a related party as it relates to our PPA II upgrade of Energy Servers transaction for which we recognized related party revenue of approximately $74.7 million and $166.4 million, comprised of product revenue of approximately $71.5 million and $159.3 million and installation revenue of $3.2 million and $7.1 million, for the three and nine months ended September 30, 2019, respectively. We determined as of June 30, 2019, that we have retained significant influence over DSGP and consequently continue to recognize our remaining interest in DSGP as an equity investment as of September 30, 2019. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers. We had $1.0 million in accounts receivable from DSGP as of September 30, 2019.
Consulting Arrangement
In January 2009, we entered into a consulting agreement with General Colin L. Powell, a member of our board of directors, pursuant to which General Powell performs certain strategic planning and advisory services for us. Pursuant to this consulting agreement, General Powell receives compensation of $125,000 per year and reimbursement for reasonable expenses. In July 2019, the consulting agreement was amended to reduce the compensation payable to General Powell who will no longer be designated a related party for reporting purposes.
Debt to Related Parties
The following is a summary of our debt and convertible notes from investors considered to be related parties as of September 30, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$27,734	$—	$27,734	$27,734
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	38,847	3,500	31,781	35,281
Total debt from related parties	$66,581	$3,500	$59,515	$63,015
The following is a summary of our debt and convertible notes from investors considered to be related parties as of December 31, 2018 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$27,734	$—	$27,734	$27,734
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	40,538	2,200	34,119	36,319
Total debt from related parties	$68,272	$2,200	$61,853	$64,053
Regarding non-recourse debt from related parties, we repaid $0.5 million and $0.8 million of principal plus interest in the three months ended September 30, 2019 and 2018, respectively, and we repaid $1.7 million and $2.3 million of principal plus interest in the nine months ended September 30, 2019 and 2018, respectively. No other significant changes have occurred in total debt from related parties since December 31, 2018. See Note 6 - Outstanding Loans and Security Agreements for additional information on our debt facilities. During the three months ended September 30, 2019 and 2018, interest expense on debt from related parties was $1.6 million and $2.0 million, respectively, and during the nine months ended September 30, 2019 and 2018, interest expense on debt from related parties was $4.8 million and $7.3 million, respectively.

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
We market and sell our Energy Servers primarily through our direct sales organization in the United States, and also have direct and indirect sales channels internationally, primarily to our Asia Pacific region. Recognizing that deploying our solutions requires a material financial commitment, we have developed a number of financing options to support sales of Energy Servers to customers that lack the financial capability to purchase our Energy Servers directly, who prefer to finance the acquisition using third party financing, or who prefer to contract for our services on a pay-as-you-go model.
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

Purchase and Lease Programs
Initially, we only offered our Energy Servers on a direct purchase basis, in which the customer purchases the product directly from us. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed the Traditional Lease, Managed Services, Bloom Electrons Program and further, our Third-Party PPA Program. The Third-Party PPA Program carries many of the same obligations as a traditional Bloom Electrons program, except that we do not have any equity interest in the PPA structure. Therefore, the Bloom Electrons programs and the various Third-Party PPA Programs are collectively described here under the Power Purchase Agreement Program(s). The substantial majority of bookings made and revenue generated in recent periods are pursuant to Third-Party PPA Programs and sales to International Channel Partners.
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
On June 28, 2019, we sold all of our equity interests in 2018 ESA Project Company, LLC (the “Project Company”) to Project Oxygen Holdings, LLC, a wholly owned subsidiary of Duke Energy One, Inc. (“Duke”). The Project Company is party to a portfolio of power purchase agreements with commercial off-takers. Simultaneously with the sale of equity interests, the Project Company entered into sale agreement with us whereby, subject to satisfaction of certain conditions, the Project Company committed to purchase approximately 36.8 megawatts of Energy Servers from us for a total amount of no more than $249 million. Additionally, we agreed to provide operations and maintenance services for the portfolio of Energy Servers. We consider this transaction a Third-Party PPA arrangement. The terms and conditions of this transaction, including the suite of warranties and guaranties provided with respect to the performance of the Energy Servers, are customary for Bloom transactions of this type.
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
Our capacity to offer our Energy Servers through any of these arrangements depends in large part on the ability of the parties involved in providing payment for the Energy Servers to monetize the related investment tax credits, accelerated tax depreciation and other incentives, and/or the future power purchase obligations of the end customer. Interest rate fluctuations would also impact the attractiveness of any financing offerings for our customers, and currency exchange fluctuations may also impact the attractiveness of international offerings. The Traditional Lease, Managed Services Programs, and Power Purchase Agreement Programs options are limited by the creditworthiness of the customer. Additionally, the Traditional Lease and Managed Services Programs options, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the Energy Servers or our performance of our obligations under the customer agreement.
Under each purchase option, we provide warranties and performance guaranties for the Energy Servers’ efficiency and output. Under direct purchase, Traditional Lease, and Power Purchase Agreement Program options, the warranty and performance guaranty is typically included in the price of the Energy Server for the first year. The warranty and performance guaranty may be renewed annually at the customer’s option - as an operations and maintenance services agreement - at predetermined prices for a period of up to 30 years. Historically, our customers have almost always exercised their option to renew under these operations and maintenance services agreements. Under the Power Purchase Agreement Programs, we provide warranties and performance guaranties regarding the Energy Servers’ efficiency to the customer (i.e., the electricity user), and we provide warranties and performance guaranties regarding the Energy Servers’ output to the customer that purchases the Energy Servers. Additionally, under the Managed Services Program, the operations and maintenance services agreements are priced separately and included for a fixed period specified in the customer agreement. This period is typically either 6 or 10 years, which may be extended at the option of the parties for additional years with all payments made annually.
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
In Japan, sales are conducted pursuant to a Japanese joint venture established between us and subsidiaries of SoftBank Corp, called Bloom Energy Japan Limited ("Bloom Energy Japan"). Under this arrangement, we sell Energy Servers to Bloom Energy Japan and we recognize product revenue once the Energy Servers leave the port of the U.S. as Bloom Energy Japan enters into the contract with the end customer and performs all installation work, as well as some of the operations and maintenance work.
In 2018, Bloom Energy Japan consummated a sale of Energy Servers into certain countries in the Asia Pacific region. In addition, we have also entered into a Preferred Distributor Agreement with SK Engineering & Construction Co., Ltd. and SKD&D to enable us to sell directly into the Asia Pacific region.
In September 2019, we entered into a joint venture agreement with SK Engineering & Construction Co., Ltd., a joint stock company organized under the laws of the Republic of Korea (“SK E&C”), to establish a light-assembly facility in South Korea for sales of certain portions of the Bloom Server for the stationary utility and commercial and industrial market in South Korea. The joint venture will be majority controlled and managed by Bloom. We expect the facility to be operational by mid-2020 subject to the completion of certain conditions precedent to the establishment of the joint venture company. Other than a nominal initial capital contribution by Bloom, the joint venture will be funded by SK E&C. SK E&C currently acts as a distributor for Bloom Servers for the stationary utility and commercial and industrial market in Korea and SK E&C will be the primary customer for the products assembled by the joint venture.
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

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Acceptances
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
The product acceptances in the period were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

Product accepted during the period (in 100 kilowatt systems)	302	206	96	46.6%	808	552	256	46.4%
Product accepted increased approximately 96 systems, or 46.6%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Acceptance volume increased as we continue to drive growth from our backlog, including the PPA II upgrade of Energy Servers, and deliver growth in the Asia Pacific region, as well as enhance our ability and capacity to install more Energy Servers with our installation team.
Product accepted increased approximately 256 systems, or 46.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Acceptance volume increased as we continue to drive growth from our backlog, including the PPA II upgrade of Energy Servers and deliver growth in the Asia Pacific region, as well as enhance our ability and capacity to install more Energy Servers with our installation team.
As discussed in the Purchase and Lease Programs above, our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Direct Purchase (including Third Party PPAs and International Channels)	100%	91%	96%	88%
Traditional Lease	—%	9%	4%	12%
Managed Services	—%	—%	—%	—%
Bloom Electrons	—%	—%	—%	—%
	100%	100%	100%	100%
The portion of total revenue attributable to each purchase option in the period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Direct Purchase (including Third Party PPAs and International Channels)	91%	73%	78%	73%
Traditional Lease	1%	12%	12%	10%
Managed Services	2%	4%	2%	4%
Bloom Electrons	6%	11%	8%	13%
	100%	100%	100%	100%

Costs Related to Our Products

	Three Months Ended September 30,				Change			Nine Months Ended September 30,				Change
	2019		2018		Amount		%	2019		2018		Amount		%

Product costs of product accepted in the period	$2,850	/kW	$3,351	/kW	$(501	)/kW	(15.0)%	$3,019	/kW	$3,546	/kW	$(527	)/kW	(14.9)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$1,969		$6,300		$(4,331)		(68.7)%	$12,227		$20,103		$(7,876)		(39.2)%
Installation costs on product accepted in the period	$733	/kW	$1,713	/kW	$(980	)/kW	(57.2)%	$681	/kW	$1,439	/kW	$(758	)/kW	(52.7)%
Product costs of product accepted decreased approximately $501 per kilowatt, or 15.0%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Product costs of product accepted decreased approximately $527 per kilowatt, or 14.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses decreased approximately $4.3 million, or 68.7%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.
Period costs of manufacturing related expenses decreased approximately $7.9 million, or 39.2%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.
Installation costs on product accepted decreased approximately $980 per kilowatt, or 57.2%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Each customer site is different and installation costs can vary due to a number of factors, including size and site complexity, such as site and utility location, presence of a storage solution, regulatory and any other customer requirements. As such, installation on a per kilowatt basis can vary significantly from period-to-period. When we achieve international acceptances, our partners are responsible for the installation, and therefore we do not incur installation costs. When we achieve acceptances for upgrading customer sites to our latest technology, installation costs are minimal as most of the installation work and costs were incurred when the site was initially installed. The mix of international acceptances and the PPA II upgrade of Energy Servers contributed to the lower installation cost for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Installation costs on product accepted decreased approximately $758 per kilowatt, or 52.7%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Each customer site is different and installation costs can vary due to a number of factors, including size and site complexity, such as site and utility location, presence of a storage solution, regulatory and any other customer requirements. As such, installation on a per kilowatt basis can vary significantly from period-to-period. When we achieve international acceptances, our partners are responsible for the installation, and therefore we do not incur installation costs. The mix of international acceptances and the PPA II upgrade of Energy Servers contributed to the lower installation cost for the nine months ended September 30, 2019.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percents)
Product	$182,616	$125,690	$56,926	45.3%	$504,249	$355,651	$148,598	41.8%
Installation	19,010	29,690	(10,680)	(36.0)%	58,553	70,053	(11,500)	(16.4)%
Service	23,597	20,751	2,846	13.7%	70,546	60,633	9,913	16.3%
Electricity	8,248	14,059	(5,811)	(41.3)%	34,612	42,095	(7,483)	(17.8)%
Total revenue	$233,471	$190,190	$43,281	22.8%	$667,960	$528,432	$139,528	26.4%
Total Revenue
Total revenue increased approximately $43.3 million, or 22.8%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was driven primarily by the increase in product acceptances of approximately 96 systems, or 46.6%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Total revenue increased approximately $139.5 million, or 26.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Revenue in the nine months ended September 30, 2018 included a one-time benefit of $45.5 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. In early 2018, the ITC law was retroactively reinstated, extending and phasing-out the ITC through 2021. Future application of ITC to new installations is subject to a phase-out schedule, see Note 13 Contingencies - Investment Tax Credits for additional information.
Excluding this one-time retroactive ITC benefit in 2018, revenue increased during the nine months ended September 30, 2019 approximately $185.0 million, or 38.3% compared to the same period in 2018. This increase was driven primarily by the increase in product acceptances of approximately 256 systems, or 46.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Product and installation revenue combined increased approximately $46.2 million, or 29.8%, to $201.6 million for the three months ended September 30, 2019 from $155.4 million for the three months ended September 30, 2018. The upfront portion of the product and install revenue increased approximately $51.3 million to $199.9 million for the three months ended September 30, 2019 from $148.6 million for the three months ended September 30, 2018. This increase in upfront product and install revenue was primarily due to the increase in upfront acceptances to 302 in the three months ended September 30, 2019 from 206 in the three months ended September 30, 2018. The upfront product and install average selling price decreased to $6,618 per kilowatt for the three months ended September 30, 2019, from $7,231 per kilowatt for the three months ended September 30, 2018 primarily due to the higher mix of international acceptances where we do not perform the installation service and therefore, do not receive installation revenue.
Product Revenue
Product revenue increased approximately $56.9 million, or 45.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily driven by the increase in acceptances of 96 systems, and a higher per unit average selling price associated with those acceptances in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Product revenue increased approximately $148.6 million, or 41.8%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily driven by the increase in acceptances of 256 systems. Product revenue in the nine months ended September 30, 2018 included a one-time benefit of $45.5 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. Excluding this one-time retroactive ITC benefit in 2018, revenue increased during the nine months ended September 30, 2019 approximately $194.1 million, or 62.6% compared to the same period in 2018.

Installation Revenue
Installation revenue decreased approximately $10.7 million, or 36.0%, from $29.7 million for the three months ended September 30, 2018 to $19.0 million for the three months ended September 30, 2019. This decrease was generally driven by the higher mix of international acceptances where we do not perform the installation service and therefore do not receive installation revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Installation revenue can increase or decrease from period to period as a result of differences in size and complexity for the sites accepted and the mix of international versus domestic acceptances. Both the cost and revenue of installations can vary based on the size of the installation, the complexity of the installation, the features and ancillary equipment included in the installation, and whether or not we perform the installation as part of the overall scope of the customer contract.

Installation revenue decreased approximately $11.5 million, or 16.4%, from $70.1 million for the nine months ended September 30, 2018 to $58.6 million for the nine months ended September 30, 2019. This decrease was generally driven by the higher mix of international acceptances, where we do not perform the installation service for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Service Revenue
Service revenue increased approximately $2.8 million, or 13.7%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Service revenue increased approximately $9.9 million, or 16.3%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue decreased approximately $5.8 million, or 41.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to a reduction in revenues from the PPA II upgrade of Energy Servers, resulting from the decommissioning and deconsolidation of the existing Energy Servers during the PPA II upgrade of Energy Servers.
Electricity revenue decreased approximately $7.5 million, or 17.8%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due to a reduction in revenues from the PPA II upgrade of Energy Servers, resulting from the decommissioning and deconsolidation of the existing Energy Servers during the PPA II upgrade of Energy Servers.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands, except percents)
Cost of revenue:
Product	$94,056	$95,357	$(1,301)	(1.4)%	$350,008	$246,514	$103,494	42.0%
Installation	26,162	40,118	(13,956)	(34.8)%	72,444	87,655	(15,211)	(17.4)%
Service	36,539	22,651	13,888	61.3%	83,695	66,164	17,531	26.5%
Electricity	23,249	8,679	14,570	167.9%	50,920	28,277	22,643	80.1%
Total cost of revenue	$180,006	$166,805	$13,201	7.9%	$557,067	$428,610	$128,457	30.0%
Gross profit	$53,465	$23,385	$30,080	128.6%	$110,893	$99,822	$11,071	11.1%

Total Cost of Revenue
Total cost of revenue increased approximately $13.2 million, or 7.9%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Total cost of revenue includes stock-based compensation which decreased approximately $9.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Total cost of revenue, excluding stock-based compensation, increased approximately $22.6 million, or 15.0%, to $173.2 million for the three months ended September 30, 2019, as compared to $150.6 million for the three months ended September 30, 2018. This increase in total cost of revenue was primarily driven by an increase in the volume of product acceptances and our fleet. Cost of revenue for the three months ended September 30, 2019 included $14.6 million in one-time expenses associated with the PPA II upgrade of Energy Servers transaction recorded in cost of electricity revenue. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for further details.
Total cost of revenue increased approximately $128.5 million, or 30.0%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Total cost of revenue includes stock-based compensation which increased approximately $11.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Total cost of revenue, excluding stock-based compensation, increased approximately $116.9 million, or 28.6%, to $525.5 million for the nine months ended September 30, 2019, as compared to $408.6 million for the nine months ended September 30, 2018. This increase in total cost of revenue was primarily attributable to higher product cost of revenue which was driven by an increase in the volume of product acceptances. Cost of revenue for the nine months ended September 30, 2019 included $22.7 million in one-time expenses associated with the PPA II upgrade of Energy Servers transaction recorded in cost of electricity revenue. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for further details.
Combined product and installation cost of revenue decreased approximately $15.3 million, or 11.3%, to $120.2 million for the three months ended September 30, 2019, from $135.5 million for the three months ended September 30, 2018. The upfront portion of the product and installation cost of revenue, excluding stock-based compensation, decreased approximately $3.4 million to $112.6 million for the three months ended September 30, 2019, from $116.1 million for the three months ended September 30, 2018. This decrease in upfront product and installation cost of revenue was primarily due to the decrease in installation costs resulting from the higher international mix of customers, where we don’t typically perform the installation service and therefore, we do not incur the related costs. The upfront product and installation average cost of revenue on a per kilowatt basis, also described as total installed system costs ("TISC"), decreased to $3,730 per kilowatt for the three months ended September 30, 2019, from $5,648 per kilowatt for the three months ended September 30, 2018. This decrease was primarily driven by the decrease in installation costs resulting from the higher international customer mix and the size and complexity for the sites accepted in the three months ended September 30, 2019, as well as our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Cost of Product Revenue
Cost of product revenue decreased approximately $1.3 million, or 1.4%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was driven by the decrease in stock-based compensation, partially offset by the cost associated with the increase in acceptances.
Cost of product revenue increased approximately $103.5 million, or 42.0%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was driven by the increase in acceptances, an increase in stock-based compensation and a $25.6 million one-time write off associated with the PPA II upgrade project, partially offset by a one-time payment of $9.4 million recorded to cost of product revenue in the nine months ended September 30, 2018. This $9.4 million cost was driven by the reinstatement of the ITC program in February 2018 where we were required to repay certain suppliers for previously negotiated contractual discounts.
Cost of Installation Revenue
Cost of installation revenue decreased approximately $14.0 million, or 34.8%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was generally driven by the higher mix of international acceptances in the three months ended September 30, 2019 where we do not perform the installation service.
Cost of installation revenue decreased approximately $15.2 million, or 17.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was generally driven by the higher mix of international acceptances in the nine months ended September 30, 2019 where we do not perform the installation service.

Cost of Service Revenue
Cost of service revenue increased approximately $13.9 million, or 61.3%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed supported by our standard maintenance process.
Cost of service revenue increased approximately $17.5 million, or 26.5%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed supported by our standard maintenance process.
Cost of Electricity Revenue
Cost of electricity revenue increased approximately $14.6 million, or 167.9%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, mainly due to charges related to the decommissioning of Energy Servers associated with the PPA II upgrade of Energy Servers transaction and a loss recorded as a result of the fair value adjustment on our natural gas fixed price forward contract.
Cost of electricity revenue increased approximately $22.6 million, or 80.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, mainly due to charges related to the decommissioning of Energy Servers associated with the PPA II upgrade of Energy Servers transaction.
Gross Profit

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2019	2018	Amount	2019	2018	Amount

	(in thousands except percents)
Gross Profit (loss):
Product	$88,560	$30,333	$58,227	$154,241	$109,137	$45,104
Installation	(7,152)	(10,428)	3,276	(13,891)	(17,602)	3,711
Service	(12,942)	(1,900)	(11,042)	(13,149)	(5,531)	(7,618)
Electricity	(15,001)	5,380	(20,381)	(16,308)	13,818	(30,126)
Total Gross Profit	$53,465	$23,385	$30,080	$110,893	$99,822	$11,071

Gross Margin:
Product	48.5%	24.1%		30.6%	30.7%
Installation	(37.6)%	(35.1)%		(23.7)%	(25.1)%
Service	(54.8)%	(9.2)%		(18.6)%	(9.1)%
Electricity	(181.9)%	38.3%		(47.1)%	32.8%
Total Gross Margin	22.9%	12.3%		16.6%	18.9%
Total Gross Profit
Gross profit improved $30.1 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Stock-based compensation included in cost of revenue decreased approximately $9.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Excluding stock-based compensation, gross profit increased in the three months ended September 30, 2019 approximately $20.7 million, or 52.4%, as compared to the three months ended September 30, 2018. This increase was generally due to the increase in product acceptances, higher product average selling price and lower product cost driven by increased volume and ongoing cost reduction activities.
Gross profit improved $11.1 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2018, gross profit included a one-time benefit of $36.1 million associated with the 2017 retroactive ITC benefit recognized in the same period in 2018. In addition, stock-based compensation increased approximately $11.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Excluding this one-time retroactive ITC benefit in the nine months ended September 30, 2018 and excluding stock-based compensation, gross profit increased in the nine months ended September 30, 2019 approximately $58.7 million, or 70.1%, as compared to the nine months ended September 30, 2018. This increase was generally due to the increase in product acceptances, higher average product selling price and lower product cost driven by increased volume and ongoing cost reduction activities.
Product Gross Profit
Product gross profit increased $58.2 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Excluding stock-based compensation, product gross profit increased in the three months ended September 30, 2019 approximately $50.2 million, as compared to the three months ended September 30, 2018. This increase was generally due to the increase in product acceptances, higher average selling price and lower product cost driven by increased volume and ongoing cost reduction activities.
Product gross profit increased $45.1 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Excluding the one-time retroactive ITC benefit in the nine months ended September 30, 2018 of $36.1 million and excluding stock-based compensation, product gross profit increased in the nine months ended September 30, 2019 approximately $88.5 million, as compared to the nine months ended September 30, 2018. This increase was generally due to the increase in product acceptances, higher average selling price and lower product cost driven by increased volume and ongoing cost reduction activities.
Installation Gross Loss
Installation gross loss improved $3.3 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This improvement was due to lower installation costs due to a higher mix of international customer sites accepted in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, size of each installation, which can cause variability in installation costs, and whether we or our international partners perform the installation.
Installation gross loss improved $3.7 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This improvement was due to lower installation costs due to a higher mix of international customer sites accepted in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Our installation costs are driven by the complexity of each site at which we are installing an Energy Server, including personalized applications, the size of each installation, which can cause variability in installation costs, and whether we or our international partners perform the installation.
Service Gross Profit / Loss
Service gross loss increased $11.0 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Our service gross loss increased generally due to power module replacements being required as part of our normal maintenance process on a larger installed base of Energy Servers.
Service gross loss increased $7.6 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Our service gross loss increased generally due to power module replacements being required as part of our normal maintenance process on a larger installed base of Energy Servers.
Electricity Gross Profit / Loss
Electricity gross loss worsened $20.4 million, or 378.8%, in the three months ended September 30, 2019, as compared to the electricity gross profit in the three months ended September 30, 2018, mainly due to charges related to the decommissioning of Energy Servers associated with the PPA II upgrade of Energy Servers transaction.
Electricity gross loss worsened $30.1 million, or 218.0%, in the nine months ended September 30, 2019, as compared to the electricity gross profit in the nine months ended September 30, 2018, mainly due to charges related to the decommissioning of Energy Servers associated with the PPA II upgrade of Energy Servers transaction.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percents)
Research and development	$23,389	$27,021	$(3,632)	(13.4)%	$82,020	$56,165	$25,855	46.0%
Sales and marketing	18,125	21,476	(3,351)	(15.6)%	56,947	37,992	18,955	49.9%
General and administrative	36,599	40,999	(4,400)	(10.7)%	119,335	71,346	47,989	67.3%
Total operating expenses	$78,113	$89,496	$(11,383)	(12.7)%	$258,302	$165,503	$92,799	56.1%
Total Operating Expenses
Total operating expenses decreased $11.4 million, or 12.7%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Total operating expenses includes stock-based compensation expenses, which decreased approximately $22.5 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.The decrease in stock-based compensation is primarily attributable to the reduction in stock-based compensation associated with the vesting schedule for a one-time employee grant of restricted stock units ("RSUs") at the time of our IPO. These RSUs have a 2-year vesting period starting at the time of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition to the one-time grant, the stock-based compensation includes some previously granted RSUs that vested upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $11.1 million, or 32.6%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation servers and customer personalized application technology development, expenses related to our demand generation functions and expenses related to our public company readiness.
Total operating expenses increased $92.8 million, or 56.1%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Total operating expenses includes stock-based compensation expenses, which increased approximately $56.0 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, accounting for much of the year-over-year increase. The increase in stock-based compensation is primarily attributable to a one-time employee grant of restricted stock units ("RSUs") at the time of our IPO. These RSUs have a 2-year vesting period starting at the time of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition to the one-time grant, the stock-based compensation includes some previously granted RSUs that vested upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $36.8 million, or 37.5%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation servers and customer personalized application technology development, expenses related to our demand generation functions, expenses related to our public company readiness and a $5.9 million one-time debt payoff make-whole penalty associated with the PPA II upgrade of Energy Servers.
Research and Development
Research and development expenses decreased approximately $3.6 million, or 13.4%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The majority of this decrease was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which decreased approximately $8.5 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Total research and development expenses, excluding stock-based compensation, increased approximately $4.9 million, or 41.2%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to compensation-related expenses for hiring new employees and investments made for our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrid and storage solutions, and new fuel solutions utilizing biogas.
Research and development expenses increased approximately $25.9 million, or 46.0%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $14.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Total research and development expenses, excluding stock-based compensation, increased approximately $11.3 million, or 30.1%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to compensation-related expenses for hiring new employees and investments made for our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrid and storage solutions, and new fuel solutions utilizing biogas.
Sales and Marketing
Sales and marketing expenses decreased approximately $3.4 million, or 15.6%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The majority of this decrease was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which decreased approximately $7.1 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $3.7 million, or 43.4%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to develop new customer financing programs and partners.
Sales and marketing expenses increased approximately $19.0 million, or 49.9%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $11.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Total sales and marketing expenses, excluding stock-based compensation, increased approximately $7.8 million, or 33.8%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to develop new customer financing programs and partners.
General and Administrative
General and administrative expenses decreased approximately $4.4 million, or 10.7%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The majority of this decrease was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which decreased approximately $6.8 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Total general and administrative expenses, excluding stock-based compensation, increased approximately $2.4 million, or 18.1%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase in general and administrative expenses was due to an increase in compensation related expenses associated with hiring new employees to support public company readiness across accounting and legal functions, expenses related to becoming a public company, and information technology related expenses for infrastructure and security support.
General and administrative expenses increased approximately $48.0 million, or 67.3%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The majority of this increase was due to stock-based compensation expenses related to RSU grants made at the time of our IPO, which increased approximately $30.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Total general and administrative expenses, excluding stock-based compensation, increased approximately $17.8 million, or 47.4%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase in general and administrative expenses was due to an increase in compensation related expenses associated with hiring new employees to support public company readiness across accounting and legal functions, expenses related to becoming a public company, and information technology related expenses for infrastructure and security support, as well as $5.9 million for a one-time debt payoff make-whole penalty associated with the PPA II upgrade of Energy Servers.

Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percents)
Cost of revenue	$6,793	$16,156	$(9,363)	(58.0)%	$31,557	$20,025	$11,532	57.6%
Research and development	6,589	15,127	(8,538)	(56.4)%	33,037	18,504	14,533	78.5%
Sales and marketing	5,823	12,900	(7,077)	(54.9)%	26,270	15,066	11,204	74.4%
General and administrative	20,650	27,494	(6,844)	(24.9)%	64,091	33,856	30,235	89.3%
Total stock-based compensation	$39,855	$71,677	$(31,822)	(44.4)%	$154,955	$87,451	$67,504	77.2%
Total stock-based compensation decreased $31.8 million, or 44.4%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Of the $39.9 million in stock-based compensation for the three months ended September 30, 2019, approximately $15.9 million was related to a one-time performance RSU grant to our employees that were issued at the time of our IPO and that have a 2-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon completion of our IPO.
Total stock-based compensation increased $67.5 million, or 77.2%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Of the $155.0 million in stock-based compensation for the nine months ended September 30, 2019, approximately $70.9 million was related to a one-time RSUs grant to our employees that were issued at the time of our IPO and that have a 2-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon the completion of our IPO.
Other Income and Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2019	2018	Amount	2019	2018	Amount

	(in thousands)
Interest income	$1,214	$1,467	$(253)	$4,799	$2,326	$2,473
Interest expense	(15,280)	(16,853)	1,573	(32,687)	(43,904)	11,217
Interest expense, related parties	(1,605)	(1,966)	361	(4,823)	(7,265)	2,442
Other income (expense), net	525	(705)	1,230	568	(1,635)	2,203
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	—	1,655	(1,655)	—	(21,576)	21,576
Total	$(15,146)	$(16,402)	$1,256	$(32,143)	$(72,054)	$39,911
Total Other Income and Expense
Total other income and expense decreased $1.3 million and $39.9 million in the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively. This decrease was primarily due to the change in accounting for warrant liabilities and embedded derivatives that occurred at the time of the IPO, removing the remeasurement requirement for these instruments, and a decrease in interest expense following the conversion of a portion of our debt into equity at the time of the IPO.
Interest Income
Interest income decreased $0.3 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was primarily due to the decrease in interest on the cash and short term investment balances which decreased in that time period.
Interest income increased $2.5 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to the increase in interest on the cash and short term investment balances which increased as a result of the proceeds from the IPO.
Interest Expense
Interest expense decreased $1.6 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was primarily due to lower amortization expense of our debt derivatives and due to the conversion of a portion of our debt into equity at the time of the IPO.
Interest expense decreased $11.2 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was primarily due to lower amortization expense of our debt derivatives and due to the conversion of a portion of our debt into equity at the time of the IPO.
Interest Expense, Related Parties
Interest expense, related parties decreased $0.4 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was due to the conversion of $40.1 million of our 8% Notes from related parties into equity at the time of the IPO.
Interest expense, related parties decreased $2.4 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was due to the conversion of $40.1 million of our 8% Notes from related parties into equity at the time of the IPO.
Other Income (Expense), net
Other income (expense), net improved $1.2 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily due to changes in foreign currency translation expense.
Other income (expense), net improved $2.2 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily due to changes in foreign currency translation expense.
Loss on Revaluation of Warrant Liabilities and Embedded Derivatives
For the three and nine months ended September 30, 2019, the revaluation of warrant liabilities and embedded derivatives was zero. Upon the IPO, the final valuation of the embedded derivatives related to the 6% Notes was reclassified from a derivative liability to additional paid-in capital. For the three and nine months ended September 30, 2018, we recognized net loss of $1.7 million and $21.6 million, respectively, primarily due to an increase in our derivative valuation adjustment for the three and nine months ended September 30, 2018 of $23.5 million and $31.0 million, respectively, which was partially offset by gains recognized from the revaluation of the preferred warrant liability of $4.3 million and $7.6 million, respectively.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percent)
Income tax provision (benefit)	$136	$(3)	$139	NM	$602	$458	$144	31.4%
NM - Not meaningful
Income tax provision increased $0.1 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, and was primarily due to fluctuations in the effective tax rates on income earned by our foreign entities.
Income tax provision increased $0.1 million in the nine months ended September 30, 2019 to the nine months ended September 30, 2018, and was primarily due to fluctuations in the effective tax rates on income earned by our foreign entities.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%

	(in thousands except percent)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(5,027)	$(3,931)	$(1,096)	(27.9)%	$(13,874)	$(13,074)	$(800)	(6.1)%
Net loss attributable to noncontrolling interests increased $1.1 million, or 27.9%, in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The net loss increased due to increased losses in our PPA Entities which are allocated to our noncontrolling interests.
Net loss attributable to noncontrolling interests increased $0.8 million, or 6.1%, in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The net loss increased due to increased losses in our PPA Entities which are allocated to our noncontrolling interests

Unaudited Quarterly Supplemental Financial Information
The following consolidated statements of operations, presented on a quarterly basis for the nine quarters ended September 30, 2019, are unaudited. These statements have been prepared in accordance with U.S. GAAP for interim financial information and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented (in thousands, except per share):

	2019			2018				2017
	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31	Dec. 31
	(in thousands except per share amounts)
Revenue:
Product	$182,616	$179,899	$141,734	$156,671	$125,690	$108,654	$121,307	$66,913
Installation	19,010	17,285	22,258	21,363	29,690	26,245	14,118	21,601
Service	23,597	23,659	23,290	21,752	20,751	19,975	19,907	19,927
Electricity	8,248	12,939	13,425	13,820	14,059	14,007	14,029	14,810
Total revenue	233,471	233,782	200,707	213,606	190,190	168,881	169,361	123,251
Cost of revenue:
Product	94,056	131,952	124,000	128,076	95,357	70,802	80,355	70,450
Installation	26,162	22,116	24,166	31,819	40,118	37,099	10,438	16,933
Service	36,539	19,599	27,557	28,475	22,651	19,260	24,253	14,012
Electricity	23,249	18,442	9,229	7,988	8,679	8,949	10,649	9,806
Total cost of revenue	180,006	192,109	184,952	196,358	166,805	136,110	125,695	111,201
Gross profit (loss)	53,465	41,673	15,755	17,248	23,385	32,771	43,666	12,050
Operating expenses:
Research and development	23,389	29,772	28,859	32,970	27,021	14,413	14,731	15,181
Sales and marketing	18,125	18,359	20,463	24,983	21,476	8,254	8,262	9,346
General and administrative	36,599	43,662	39,074	47,471	40,999	15,359	14,988	14,818
Total operating expenses	78,113	91,793	88,396	105,424	89,496	38,026	37,981	39,345
Income (loss) from operations	(24,648)	(50,120)	(72,641)	(88,176)	(66,111)	(5,255)	5,685	(27,295)
Interest income[1]	1,214	1,700	1,885	1,996	1,467	444	415	298
Interest expense[1]	(1,605)	(16,725)	(17,574)	(17,806)	(18,819)	(25,197)	(24,007)	(29,807)
Other income (expense), net[1]	525	(1,606)	265	635	(705)	(855)	(74)	(123)
Gain (loss) on revaluation of warrant liabilities and embedded derivatives	—	(222)	—	(13)	1,655	(19,197)	(4,034)	(15,114)
Net loss before income taxes	(39,794)	(66,973)	(88,065)	(103,364)	(82,513)	(50,060)	(22,015)	(72,041)
Income tax provision (benefit)	136	258	208	1,079	(3)	128	333	(120)
Net loss	(39,930)	(67,231)	(88,273)	(104,443)	(82,510)	(50,188)	(22,348)	(71,921)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,027)	(5,015)	(3,832)	(4,662)	(3,931)	(4,512)	(4,632)	(4,160)
Net loss attributable to Class A and Class B common stockholders	$(34,903)	$(62,216)	$(84,441)	$(99,781)	$(78,579)	$(45,677)	$(17,716)	$(67,761)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.30)	$(0.55)	$(0.76)	$(0.91)	$(0.97)	$(4.34)	$(1.70)	$(6.56)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	116,330	113,622	111,842	109,416	81,321	10,536	10,403	10,333

1 Certain prior years' amounts reported herein have been reclassified to conform to current period presentation.

Liquidity and Capital Resources
As of September 30, 2019, we had an accumulated deficit of approximately $2.8 billion. We have financed our operations, including the costs of acquisition and installation of Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our preferred and common stock, debt financings and cash provided from our operations. As of September 30, 2019, we had $403.4 million of total outstanding recourse debt and $316.7 million of total outstanding non-recourse debt plus other long term liabilities. See Note 6 - Outstanding Loans and Security Agreements for a complete description of our outstanding debt. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $226.5 million and $325.1 million, respectively.
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
We believe that our existing cash and cash equivalents will be sufficient to meet our operating and capital cash flow requirements and other cash flow needs for at least the next 12 months from the date of this quarterly report on Form 10-Q. However, we have long-term debt of $312.3 million due December 1, 2020. We are currently evaluating options to refinance or restructure this debt, however, there can be no assurances that we will be successful in such efforts. Further, there can be no assurance that in the event we require additional capital, such capital will be available on terms that are favorable or at all.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our products, the timing of receipt by us of distributions from our PPA Entities and overall economic conditions. We do not expect to receive significant cash distributions from our PPA Entities. During June 2019, we completed a transaction for the PPA II upgrade of Energy Servers which included new product sale permitting us to repay all the PPA II outstanding debt of $72.3 million. For additional information refer to Note 12. Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers.
Cash Flows
A summary of our sources and uses of cash, cash equivalents and restricted cash is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$139,183	$(13,648)
Investing activities	79,548	15,423
Financing activities	(141,341)	261,839

Net cash provided by our variable interest entities (the "PPA Entities") which are incorporated into the condensed consolidated statement of cash flows for September 30, 2019 and 2018, is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018

PPA Entities ¹
Net cash provided by PPA operating activities	$233,152	$24,823	$208,329
Net cash used in PPA financing activities	(148,241)	(32,562)	(115,679)

¹ The PPA Entities' operating and financing cash flows are a subset of our consolidated cash flows and represents the stand-alone cash flows prepared in accordance with U.S. GAAP. Operating activities consist principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. Financing activities consist primarily of changes in debt carried by our PPAs, and payments from and distributions to noncontrollling partnership interests. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 was $139.2 million and was primarily the result of net cash earnings of $67.6 million plus the net decrease in working capital of $71.6 million. Net cash earnings is primarily comprised of a net operating loss of $195.4 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of $55.8 million which includes one-time PPA II decommissioning costs of $22.7 million; (ii) write-off of property, plant and equipment net of $3.0 million; (iii) write-off of PPA II upgrade of Energy Servers decommissioned assets of $25.6 million; (iv) a loss on revaluation of derivative contracts of $1.3 million; (v) stock-based compensation of $155.0 million; (vi) amortization of debt issuance cost of $16.3 million, plus (vii) an expense reclass to financing activities related to a debt make-whole payment of $5.9 million. Net cash provided from changes in working capital consisted primarily of decreases in: (i) accounts receivable of $58.2 million; (ii) deferred cost of revenue of $56.9 million; (iii) customer financing receivable of $4.1 million; (iv) prepaid expenses and other current assets of $7.9 million; and (v) other long-term assets of $3.3 million; plus increases in: (vi) accounts payable of $14.2 million; (vii) accrued other current liabilities of $5.0 million; and (viii) other long-term liabilities of $2.1 million. These sources of cash from working capital were partially offset by an increase in inventory of $7.9 million and by decreases in: (i) accrued warranty of $3.9 million; and (ii) deferred revenue and customer deposits of $68.2 million.
Net cash used in operating activities for the nine months ended September 30, 2018 was $13.6 million and was the result of net cash earnings of approximately $3.6 million offset by the net decrease in working capital of $17.2 million. Net cash earnings is primarily comprised of a net operating loss of $155.0 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of approximately $32.1 million; (ii) write-off of property, plant and equipment net of $0.9 million; (iii) a loss on revaluation of derivative contracts of $26.8 million; (iv) stock-based compensation of $87.5 million; and (v) amortization of debt issuance cost of $20.3 million; partially offset by (vi) a gain on revaluation of stock warrants of $9.1 million. Net cash used by changes in working capital consisted primarily of increases in: (i) accounts receivable of $11.2 million; (ii) inventory of $44.5 million; and (iii) prepaid expenses and other current assets of $6.5 million; plus a decrease in: (iv) deferred revenue and customer deposits of $32.2 million. These uses of cash for working capital were partially offset by decreases in: (i) deferred cost of revenue of $47.9 million; (ii) customer financing receivable and other of $3.7 million; and (iii) other long-term assets of $1.1 million; plus increases in: (iv) accounts payable of $11.2 million; (v) accrued warranty of $1.2 million; (vi) accrued other current liabilities of $1.9 million; and (vii) other long term liabilities of $10.2 million.
Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2019 was $79.5 million which included proceeds from maturity of marketable securities of $104.5 million, partially offset by $25.0 million used for the purchase of long-lived assets. Our use of cash in the nine months ended September 30, 2019 for the purchase of property, plant and equipment increased, as compared to the same period in 2018, due to completing a move to our new corporate headquarters which is used for administration, research and development, and sales and marketing.
Net cash provided by investing activities in the nine months ended September 30, 2018 was $15.4 million which was primarily the result of net proceeds from maturity of, and partial reinvestment in, marketable securities of $22.5 million, partially offset by $7.1 million used for the purchase of long-lived assets.

Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2019 was $141.3 million which included payments to noncontrolling and redeemable noncontrolling interest of $43.7 million, distributions paid to our PPA Equity Investors of $9.4 million, repayments of debt of $95.0 million, and a debt make-whole payment of $5.9 million related to our PPA II upgrade of Energy Servers, partially offset by proceeds from issuance of common stock of $12.6 million.
Net cash provided by financing activities in the nine months ended September 30, 2018 was $261.8 million resulted from our initial public offering netting $292.5 million plus proceeds from the issuance of common stock of $1.5 million, partially offset by distributions paid to our PPA Equity Investors of $14.2 million, repayments of long-term debt of $15.0 million, and payments of initial public offering issuance costs of $2.9 million.
Outstanding Loans and Security Agreements
The following is a summary of our debt as of September 30, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$2,000	$1,678	$278	$1,956	$—
5% convertible promissory note due December 2020	33,104	—	36,026	36,026	—
6% convertible promissory notes due December 2020	296,233	—	275,716	275,716	—
10% notes due July 2024	93,000	14,000	75,673	89,673	—
Total recourse debt	424,337	15,678	387,693	403,371	—
7.5% term loan due September 2028	38,847	3,500	31,781	35,281	—
LIBOR + 5.25% term loan due October 2020	24,068	987	22,584	23,571	—
6.07% senior secured notes due March 2030	81,686	2,975	77,702	80,677	—
LIBOR + 2.5% term loan due December 2021	122,603	4,021	117,048	121,069	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	267,204	11,483	249,115	260,598	1,220
Total debt	$691,541	$27,161	$636,808	$663,969	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or subsidiaries of the Company. The differences between the unpaid principal balances and the net carrying values are due to debt discounts and deferred financing costs. We were in compliance with all of our financial covenants as of September 30, 2019 and December 31, 2018.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one-month LIBOR plus the applicable margin. The weighted average interest rate as of September 30, 2019 and 2018 was 6.4% and 5.9%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of September 30, 2019 and December 31, 2018, the debt outstanding was $2.0 million and $3.3 million, respectively.
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
Investors held the right to convert the unpaid principal and accrued interest of both the 8% Notes and 5% Notes to Series G convertible preferred stock at any time at the price of $38.64. In July 2018, upon our IPO, the $221.6 million of principal and accrued interest of outstanding 8% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 8% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon the Company's IPO, 5,734,440 shares of Class B common stock were issued from conversions and the 8% Notes were retired. Constellation, the holders of the 5% convertible promissory notes, have not elected to convert as of September 30, 2019. The outstanding unpaid principal and accrued interest debt balance of the 5% Note of $34.7 million was classified as non-current as of September 30, 2019, and the outstanding unpaid principal and accrued interest debt balance of the 8% Notes of $244.7 million was classified as non-current as of December 31, 2018.
6% Convertible Promissory Notes due December 2020 - Between December 2015 and September 2016, we issued $0.0 million convertible promissory notes due December 2020 ("6% Notes") to certain investors. The 6% Notes bore a 5% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 6% Notes in June 2017 to reduce the collateral securing the notes and to increase the interest rate from 5% to 6%.
As of September 30, 2019 and December 31, 2018, the amount outstanding on the 6% Notes, which includes interest paid in kind through the IPO date, was $296.2 million and $286.1 million, respectively. Upon the IPO, the debt is convertible at the option of the holders at the conversion price of $11.25 per share into common stock at any time through the maturity date. In January 2018, we amended the terms of the 6% Notes to extend the convertible put option, which investors could elect only if the IPO did not occur prior to December 2019. After the IPO, we paid the interest in cash when due and no additional interest accrued on the consolidated balance sheet on the 6% Notes.
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
10% Notes due July 2024 - In June 2017, we issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature between 2019 and 2024 and bear a 10.0% fixed rate of interest, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to us as servicing, operations and maintenance fees and administrative fees from the five active power purchase agreements in our Bloom Electrons program. Under the terms of the indenture governing the notes, we are required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. As of September 30, 2019, we were in compliance with all of such covenants. In addition, we are required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum collateral test does restrict us with respect to investing in non-PPA subsidiaries. If we do not meet the minimum collateral test, we cannot invest cash into any non-PPA subsidiary that is not a guarantor of the notes.
Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. The loan is a fixed rate term loan that bears an annual interest rate of 5.22% payable quarterly. The loan has a fixed amortization schedule of the principal, payable quarterly, which began March 30, 2014 that requires repayment in full by March 30, 2025. The Note Purchase Agreement required us to maintain a debt service reserve, the balance of which was zero and $11.2 million as of September 30, 2019 and December 31, 2018,, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes were secured by all the assets of PPA II.
Decommissioning in PPA II - During the three months ended September 30, 2019, there was a decommissioning in PPA II, including the retirement of the 5.22% Notes outstanding unpaid debt of $76.6 million, which included the accumulated unpaid interest on the debt. See Note 12 - Power Purchase Agreement Programs - PPA II Upgrade of Energy Servers for additional information.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.7 million as of September 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility is $32.5 million. The loan is secured by all assets of PPA IIIb and requires quarterly principal payments which began in July 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $1.8 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. In September 2013, PPA IIIb entered into pay-fixed, receive-float interest rate swap agreement to convert the floating-rate loan into a fixed-rate loan.
6.07% Senior Secured Notes - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $7.9 million as of September 30, 2019 and $6.5 million as of December 31, 2018, and which was included as part of long-term restricted cash in the consolidated balance sheets.
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
Letters of credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to an LC facility, with the characteristics of a line of credit, with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of September 30, 2019 and December 31, 2018 was $5.0 million and $5.0 million, respectively. The unused capacity as of September 30, 2019 and December 31, 2018 was $1.2 million and $1.2 million, respectively.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA entities that is non-recourse to us as of September 30, 2019:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt(1)	$424,337	$429	$360,908	$38,000	$25,000
Non-recourse debt(2)	267,204	2,198	159,161	17,496	88,349
Operating leases	45,541	2,313	13,652	8,212	21,364
Sale-leaseback leases from managed services	60,533	7,501	15,455	16,082	21,495
Other sale-leaseback related transactions	28,315	—	9,444	10,494	8,377
Natural gas fixed price forward contracts	8,465	4,472	3,993	—	—
Grant for Delaware facility	10,469	—	10,469	—	—
Interest rate swap	11,548	894	2,640	3,188	4,826
Supplier purchase commitments	4,315	3,676	639	—	—
Renewable energy credit obligations	1,311	769	542	—	—
Accrued other current liabilities(3)	433	433	—	—	—
Asset retirement obligations	500	500	—	—	—
Total	$863,404	$23,618	$576,903	$93,472	$169,411

(1)
Our 6% Notes and our credit agreements related to the building of our facility in Newark, Delaware each contain cross-default or cross-acceleration provisions. See “-Outstanding Loans and Security Agreements - Recourse Debt Facilities” above for more details.

(2)
Each of the debt facilities entered into by PPA Company II, PPA Company IIIa, PPA Company IIIb, PPA Company IV and PPA Company V contain cross-default provisions. See “-Outstanding Loans and Security Agreements - Non-recourse Debt Facilities” above for more details.

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
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2019. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 for a more complete discussion of the market risks we encounter.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding our required disclosure.
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
We will need to grow committed financing capacity with existing partners or attract additional partners to support our growth. Generally, at any point in time, the deployment of a portion of our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including the investors’ ability to utilize tax credits and other government incentives, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. For example, we have been working with financing sources to arrange for additional Third-Party PPA Entities, one of which will need to be finalized in order for our customers to arrange financing so that we can complete our planned installations in the balance of 2019. In addition, while we secured financing to support the installation of approximately 18 megawatts of new products in connection with the upgrade of the PPA II Energy Servers, we will need to secure additional financing in order to support our planned completion of such project in the first half of 2020.
If we are unable to procure financing partners willing to finance such deployments, our business would be negatively impacted.
The economic benefits of our Energy Servers to our customers depends on the cost of electricity available from alternative sources including local electric utility companies, which cost structure is subject to change.
We believe that a customer’s decision to purchase our Energy Servers is significantly influenced by the price, the price predictability of electricity generated by our Energy Servers in comparison to the retail price and the future price outlook of electricity from the local utility grid and other energy sources. The economic benefit of our Energy Servers to our customers includes, among other things, the benefit of reducing such customer’s payments to the local utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our Energy Servers. Even in markets where we are competitive today, rates for electricity could decrease and render our Energy Servers uncompetitive. Several factors could lead to a reduction in the price or future price outlook for grid electricity, including the impact of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal or natural gas) and technological developments by others in the electric power industry which could result in electricity being available at costs lower than those that can be achieved from our Energy Servers. If the retail price of grid electricity does not increase over time at the rate that we or our customers expect, it could reduce demand for our Energy Servers and harm our business.
Further, the local electric utility may impose “departing load,” “standby,” or other charges, including power factor charges, on our customers in connection with their acquisition of our Energy Servers, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our Energy Servers to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed or incentives granted by such utilities on customers acquiring our Energy Servers could adversely affect the demand for our Energy Servers.
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
Because our Energy Servers are designed to operate at a constant output twenty-four hours a day, seven days a week, and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs, interconnection agreements and net metering requirements are subject to changes in availability and terms. At times in the past, such changes have not had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate could adversely affect the demand for our Energy Servers.
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
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, in the nine months ended September 30, 2019, two customers accounted for approximately 62% of our total revenue. In the year ended December 31, 2018, two customers accounted for approximately 54% of our total revenue. One of these customers, a unit of the Southern Company, wholly owns a Third-Party PPA, and this entity purchases Energy Servers that are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer could materially and adversely affect our business results.
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

If our estimates of the useful life for our Energy Servers are inaccurate or we do not meet service and performance warranties and guaranties, or if we fail to accrue adequate warranty and guaranty reserves, our business and financial results could be harmed.
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
Early generations of our Energy Server did not have the useful life and did not perform at an output and efficiency level that we expected. We implemented a fleet decommissioning program for our early generation Energy Servers in our PPA I program, which resulted in a significant adjustment to revenue in the quarter ended December 31, 2015, as we would otherwise have failed to meet efficiency and output warranties. As of September 30, 2019, we had a total of 38 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total installed base of 433 megawatts. We expect that our deployed early generation Energy Servers may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements in respect of those servers.
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

Any significant disruption in the operations at our manufacturing facilities could delay the production of our Energy Servers, which would harm our business and results of operations.

We manufacture our Energy Servers in a limited number of manufacturing facilities, any of which could become unavailable either temporarily or permanently for any number of reasons, including equipment failure, material supply or catastrophic weather or geologic events. For example, several of our manufacturing facilities are located in an area prone to earthquakes. In the event of a significant disruption to our manufacturing process, we may not be able to easily shift production to other facilities or to make up for lost production. which could result in harm to our reputation, increased costs, and lower revenues.
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
A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.
We have established two foreign trade zones, one in California and one in Delaware, through qualification with U.S. Customs, and are approved for "zone to zone" transfers between our California and Delaware facilities. Materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. We benefit from the adoption of foreign trade zones by reduced duties, deferral of certain duties and tariffs, and reduced processing fees, which help us realize a reduction in duty and tariff costs. However, the operation of our foreign trade zones requires compliance with applicable regulations and continued support of U.S. Customs with respect to the foreign trade zone program. If we are unable to maintain the qualification of our foreign trade zones, or if foreign trade zones are limited or unavailable to us in the future, our duty and tariff costs would increase, which could have an adverse effect on our business and results of operations.
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
For example, the previous federal investment tax credit ("ITC"), a federal tax incentive for fuel cell production, expired on December 31, 2016. Without the availability of the ITC benefit incentive, we lowered the price of our Energy Servers to ensure the economics to our customers would remain the same as it was prior to losing the ITC benefit, adversely affecting our gross profit. While the ITC was reinstated by the U.S Congress on February 9, 2018 and made retroactive to January 1, 2017, under current law it will phase out on December 31, 2022, as noted below:

•	the 30% ITC credit was reinstated retroactive to January 1, 2017;

•	installations that commence construction before January 1, 2020 are eligible for a 30% credit;

•	installations that commence construction in 2020 are eligible for a 26% credit;

•	installations that commence construction in 2021 are eligible for a 22% credit; and

•	installations have to be placed in service by January 1, 2024 or the installations become ineligible for the credit.

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
As another example, the California Self Generation Incentive Program ("SGIP") is a program administered by the California Public Utilities Commission ("CPUC") which provides incentives to investor-owned utility customers that install eligible distributed energy resources. In July 2016, the CPUC modified the SGIP to provide a smaller allocation of the incentives available to generating technologies such as our Energy Servers and a larger allocation to storage technologies. As modified, the SGIP will require all eligible power generation sources consuming natural gas to use a minimum 50% biogas to receive SGIP funds in 2019 and 100% in 2020. In addition, the CPUC provided a further limitation on the available allocation of funds that any one participant may claim under the SGIP. The SGIP has been extended until January 1, 2026. Our customer sites accepted benefiting from the SGIP represented approximately 5% and 3% of total sites accepted for the nine months ended September 30, 2019 and 2018, respectively.
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
We are subject to national, state, and local environmental laws and regulations as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Recently, for example, we paid rather than contest an administrative penalty of $40,000 and assessed costs of $5,454 related to the start-up of upgraded units at our Delaware Fuel Cell Project before such upgraded units were inspected. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, ensuring we are in compliance with applicable environmental laws requires significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our fleet, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our Energy Servers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision. The costs of complying with environmental laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.
The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
Bloom is committed to compliance with applicable environmental laws and regulations including health and safety standards, and we continually review the operation of our Energy Servers for health, safety, and environmental compliance. Our Energy Servers, like other fuel cell technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to ensure that these are handled in accordance with applicable regulatory standards.
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
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams ("mg") per liter. A small amount of benzene found in the public natural gas supply (equivalent to what is present in one gallon of gasoline in an automobile fuel tank which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers which are typically replaced once every 18 to 24 months by us from customers’ sites. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers under a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although over the years and with the approval of two states, we believed that we operated under the exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. However, the EPA has asked us to show cause why it should not collect approximately $1.0 million in fines from us for the prior period, which we are contesting. Additionally, we paid a nominal fine to an agency in a different state under that state’s environmental laws relating to the operation of our Energy Server under the exemption prior to the issuance of the revised EPA guidance.
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
There are generally no relevant environmental testing methodology guidelines for a technology such as ours. The standard test method for analyzing emissions cannot be readily applied to our Energy Servers because it would require inserting a probe into an emission stack. Our servers do not have emission stacks; therefore, we have to construct an artificial stack on top of our server in order to conduct a test. If we used the testing methodology similar to what the air districts have used in other large scale industrial products, it would show that we would need to reduce the emissions of CR+6 from our Energy Servers to meet the most stringent requirements. However, we employed a modified test method that is designed to capture the actual operating conditions of our Energy Servers and its distinctly different design from legacy power plants and industrial equipment. Based on our modeling, measured results and analysis, we believe we are in compliance with State of California air regulations. However, it is possible that the California Air Districts will require us to abate or shut down the operations of certain of our existing Energy Servers on a temporary basis or will seek the imposition of monetary penalties.
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

These examples illustrate that our technology is moving faster than the regulatory process in many instances. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the installation of Energy Servers, could result in penalties, could require modification or replacement or could trigger claims of performance warranties and defaults under customer contracts that could require us to repurchase their Energy Servers, any of which could adversely affect our business, our financial performance, and our reputation. In addition, new laws or regulations or new interpretations of existing laws or regulations could present marketing, political or regulatory challenges and could require us to upgrade or retrofit existing equipment, which could result in materially increased capital and operating expenses.
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
A law governing the sale of electricity from the Delaware Project was necessary to implement part of several incentives that Delaware offered to Bloom to build our major Manufacturing Center in Delaware. Those incentives have proven controversial in Delaware, in part because our Manufacturing Center, while a significant source of continuing manufacturing employment, has not expanded as quickly as projected. A citizen-antagonist continues to oppose the Delaware Project and seeks support from Delaware officials and others. In 2018, he unsuccessfully petitioned the Delaware Public Service Commission. Most recently, he unsuccessfully appealed a favorable Order of the Secretary of Delaware’s Department of Natural Resources and Environmental Control to Delaware’s Environmental Appeals Board (EAB), an administrative entity with authority to review the Secretary’s Orders. The Secretary’s Order at issue approved permits that enable the upgrade of the Delaware Project. As we expected, the EAB upheld the Secretary’s Order as the appeal was without merit and raised issues that were outside the scope of the permits and beyond the jurisdiction of the EAB. The time for an appeal to court of the EAB's ruling has not yet run. While we believe a further appeal is without merit, if such an appeal was successful, we may face adverse consequences that would negatively affect our operation of the Delaware Project. The Appeal and the opposition to the Delaware Project are examples of potentially material risks associated with electric power regulation.

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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of September 30, 2019, we had an accumulated deficit of $2.8 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:

•	growing our sales volume;

•	increasing sales to existing customers and attracting new customers;

•	attracting and retaining financing partners who are willing to provide financing for sales on a timely basis and with attractive terms;

•	continuing to improve the useful life of our fuel cell technology and reducing our warranty servicing costs;

•	reducing the cost of producing our Energy Servers;

•	improving the efficiency and predictability of our installation process;

•	improving the effectiveness of our sales and marketing activities;

•	attracting and retaining key talent in a competitive marketplace; and

•	the amount of stock-based compensation recognized in the period.
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
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires, among other things, that public companies evaluate the effectiveness of their internal control over financial reporting and disclosure controls and procedures. As a recently public company and as an emerging growth company, we elected to delay adopting the requirements of the Sarbanes-Oxley Act as is our option under the Sarbanes-Oxley Act. Although we did not discover any material weaknesses in internal control over financial reporting at September 30, 2019, subsequent testing by us or our independent registered public accounting firm, which has not yet performed an audit of our internal control over financial reporting, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404A, we may incur substantial cost, expend significant management time on compliance-related issues, and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404A in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission ("SEC") or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock. For further discussion on Section 404A compliance, see our Risk Factor: We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
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
As of September 30, 2019, we and our subsidiaries had approximately $664.0 million of total consolidated indebtedness, of which an aggregate of $403.4 million represented indebtedness that is recourse to us. Of this $664.0 million debt, $36.0 million represented debt under our 5% Notes, $2.0 million represented operating debt, $260.6 million represented debt of our PPA Entities, $275.7 million represented debt under our 6% Notes and $89.7 million represented debt under our 10% Notes. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things, to:

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
As of September 30, 2019, we and our subsidiaries had approximately $664.0 million of total consolidated indebtedness, including $27.2 million in short-term debt and $636.8 million in long-term debt. In addition, our 10% Notes contain restrictions on our ability to issue additional debt and both the 6% Notes and 10% Notes limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
Five of our PPA Entities are structured in a manner such that other than the amount of any equity investment we have made, we do not have any further primary liability for the debts or other obligations of the PPA Entities. However, we are required to guarantee the obligations of our wholly-owned subsidiary which invests alongside other investors in the PPA Entities. These obligations typically include the capital contribution obligations of such subsidiary to the PPA Entity as well as the representations and warranties made by and indemnification obligations of such subsidiary to Equity Investors in the applicable PPA Entity. As a result, we may be obligated to make payments on behalf of our wholly-owned subsidiary to Equity Investors in the PPA Entities in the event of a breach of these representations, warranties or covenants.
All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. If our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Under PPA Company IV’s note purchase agreement, PPA Company IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA Company IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA Company IV to prepay all remaining amounts owed under PPA Company IV’s project debt. The obligations under PPA Company IV have not been triggered as of September 30, 2019.
Risks Relating to Our Operations
We may have conflicts of interest with our PPA Entities.
In each of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in its capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of September 30, 2019, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
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

•	the issuance of reports from short sellers that may negatively impact the trading price of our Class A common stock;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	new laws, regulations, subsidies, or credits or new interpretations of them applicable to our business;

•	negative publicity related to problems in our manufacturing or the real or perceived quality of our products;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, or capital commitments;

•	lawsuits threatened or filed against us;

•	other events or factors including those resulting from war, incidents of terrorism or responses to these events;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales or anticipated sales of shares of our Class A common stock by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We are currently involved in securities litigation which may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 74,942,084 shares of our Class A common stock and 42,875,545 shares of our Class B common stock outstanding as of September 30, 2019. The lock up for our Class B shares expired on January 21, 2019 and these shares are now freely tradeable once converted into Class A shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended ("Securities Act").
Further, as of September 30, 2019, we had an aggregate of $296.2 million in convertible debt under which the outstanding principal and interest may be converted, at the option of the holders, into an aggregate of 26.3 million shares of Class B common stock. Upon conversion into Class A common stock, these shares are freely tradeable, except to the extent these shares are held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, as of September 30, 2019, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 27,624,803 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2019 and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
The holders of the 6% Convertible Promissory Notes have the options to convert the outstanding principal and interest under the 6% Convertible Promissory Note to Class B common stock at a conversion price of $11.25 per share at any time after the IPO and prior to maturity of the 6% Convertible Promissory Note in December 2020. As of September 30, 2019, an aggregate of 21,321,100 shares of Class B common stock is issuable to the Canada Pension Plan Investment Board (“CPPIB”) upon the conversion of the outstanding principal and interest under the 6% Convertible Promissory Note. This, along with 312,575 shares of Class B common stock CPPIB which CPPIB acquired from the exercise of a warrant at IPO, would result in CPPIB having approximately 28.86% of the total voting power with respect to all shares of our Class A and Class B common stock, voting as a single class, and would provide CPPIB significant influence over matters presented to the stockholders for approval and may result in voting decisions by CPPIB that are not in the best interests of our stockholders generally.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
S&P Dow Jones and FTSE Russell have implemented changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price of our Class A common stock and trading volume could decline.
The market price for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. In addition, if one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline. In addition, certain short sellers of our Class A common stock have published reports that we believe have negatively impacted the trading price of our Class A common stock.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Increase in Number of Directors; Appointment of Directors.

Effective November 12, 2019, our Board of Directors (the “Board”) authorized an increase in the number of directors serving on the Board from eight to ten directors and appointed two new directors to serve on the Board, as follows:

Jeffrey Immelt was appointed to serve as a Class II director of Bloom Energy to serve in such capacity until the 2020 annual meeting of shareholders and as a member of the Audit Committee of the Board. Mr. Immelt joined New Enterprise Associates as a venture partner in February 2018. Prior to that time, he served as Chief Executive Officer of General Electric for sixteen years until his departure in August 2017. He currently serves on the board of directors of Twilio.

Dr. Michael Boskin was appointed to serve as a Class III director of Bloom Energy to serve in such capacity until the 2021 annual meeting of shareholders and as a member of the Audit Committee and the Nominating, Governance and Public Policy Committee of the Board. Dr. Boskin is the Tully M. Friedman Professor of Economics and Wohlford Family Hoover Institution Senior Fellow at Stanford University where he has been on the faculty since 1971. He is also Chief Executive Officer and President of the consulting firm Boskin & Co., Inc. Dr. Boskin currently serves on the board of directors of Oracle Corporation.

Each of Messrs. Immelt and Boskin will receive the standard compensation for a non-employee director of Bloom Energy. We will also enter into an indemnification agreement with each of Messrs. Immelt and Boskin as of the effective date of their appointments. A copy of the Form of Indemnification Agreement was attached as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the SEC on September 7, 2018.

Departure of Named Executive Officer

On November 7, 2019, we announced that Randy Furr, our Chief Financial Officer, will retire at the end of 2019. Mr. Furr will remain with Bloom Energy in a transition role for a period of time yet to be determined and will assist in the search for his successor.

ITEM 6 - EXHIBITS

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation.	10-Q	001-38598	3.1	9/7/2018
3.2		Amended and Restated Bylaws, effective August 8, 2019	10-Q	001-38598	3.2	8/14/2019
31.1	*
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

BLOOM ENERGY CORPORATION

Date:	November 13, 2019	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2019	By:	/s/ Randy Furr
Randy Furr
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)