Form 10-Q
period 2020-03-31
Bloom Energy Corp
filed 2020-05-11
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: March 31, 2020
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
Large accelerated filer  ☐     Accelerated filer   ☑      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of April 30, 2020 was as follows:
Class A Common Stock $0.0001 par value 93,996,955 shares
Class B Common Stock $0.0001 par value 31,168,927 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2020

Unless the context otherwise requires, the terms "we," "us," "our," "Bloom Energy," and the "Company" each refer to Bloom Energy Corporation and all of its subsidiaries.

Explanatory Note
As previously disclosed, we restated the relevant unaudited interim condensed consolidated financial statements for the quarterly periods ended September 30, 2019, June 30, 2019, and March 31, 2019. The quarterly restatements are or will be effective with the filing of our 2020 Quarterly Reports on Form 10-Q. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Condensed Consolidated Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements for the period ended March 31, 2019.

Table of Contents
Index to Financial Statements

Part I
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents[1]	$180,307	$202,823
Restricted cash[1]	29,730	30,804
Accounts receivable[1]	35,691	37,828
Inventories	107,204	109,606
Deferred cost of revenue	79,799	58,470
Customer financing receivable[1]	5,170	5,108
Prepaid expenses and other current assets[1]	24,994	28,068
Total current assets	462,895	472,707
Property, plant and equipment, net[1]	606,850	607,059
Customer financing receivable, non-current[1]	49,446	50,747
Restricted cash, non-current[1]	143,882	143,761
Deferred cost of revenue, non-current	4,939	6,665
Other long-term assets[1]	44,596	41,652
Total assets	$1,312,608	$1,322,591
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interest
Current liabilities:
Accounts payable[1]	$60,401	$55,579
Accrued warranty	11,014	10,333
Accrued expenses and other current liabilities[1]	77,809	70,284
Deferred revenue and customer deposits[1]	99,046	89,192
Financing obligations	11,248	10,993
Current portion of recourse debt	15,117	304,627
Current portion of non-recourse debt[1]	8,670	8,273
Current portion of recourse debt from related parties	—	20,801
Current portion of non-recourse debt from related parties[1]	2,439	3,882
Total current liabilities	285,744	573,964
Derivative liabilities[1]	23,377	17,551
Deferred revenue and customer deposits, net of current portion[1]	120,927	125,529
Financing obligations, non-current	443,407	446,165
Long-term portion of recourse debt	396,097	75,962
Long-term portion of non-recourse debt[1]	190,295	192,180
Long-term portion of recourse debt from related parties	52,786	—
Long-term portion of non-recourse debt from related parties[1]	30,597	31,087
Other long-term liabilities[1]	28,543	28,013
Total liabilities	1,571,773	1,490,451
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	67	443
Total stockholders’ deficit	(333,099)	(259,594)
Noncontrolling interest	73,867	91,291
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,312,608	$1,322,591
1We have variable interest entities which represent a portion of the consolidated balances recorded within these financial statement line items in the condensed consolidated balance sheets (see Note 13, Power Purchase Agreement Programs).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
		As Restated
Revenue:
Product	$99,559	$90,926
Installation	16,618	12,219
Service	25,147	23,467
Electricity	15,375	20,389
Total revenue	156,699	147,001
Cost of revenue:
Product	72,489	88,772
Installation	20,779	15,760
Service	30,970	27,921
Electricity	12,530	12,984
Total cost of revenue	136,768	145,437
Gross profit	19,931	1,564
Operating expenses:
Research and development	23,279	28,859
Sales and marketing	13,949	20,373
General and administrative	29,098	39,074
Total operating expenses	66,326	88,306
Loss from operations	(46,395)	(86,742)
Interest income	819	1,885
Interest expense	(20,754)	(21,800)
Interest expense to related parties	(1,366)	(1,612)
Other income (expense), net	(8)	265
Loss on extinguishment of debt	(14,098)	—
Gain (loss) on revaluation of embedded derivatives	284	(540)
Loss before income taxes	(81,518)	(108,544)
Income tax provision	124	208
Net loss	(81,642)	(108,752)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,693)	(3,832)
Net loss attributable to Class A and Class B common stockholders	$(75,949)	$(104,920)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.61)	$(0.94)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	123,763	111,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
		As Restated
Net loss	$(81,642)	$(108,752)
Other comprehensive income (loss), net of taxes:
Unrealized gain on available-for-sale securities	—	17
Change in derivative instruments designated and qualifying in cash flow hedges	(8,214)	(2,191)
Other comprehensive loss, net of taxes	(8,214)	(2,174)
Comprehensive loss	(89,856)	(110,926)
Less: comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(13,902)	(5,880)
Comprehensive loss attributable to Class A and Class B stockholders	$(75,954)	$(105,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest
(in thousands, except share amounts) (unaudited)

	Three Months Ended March 31, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
	Amount	Shares	Amount
Balances at December 31, 2019	$443	121,036,289	$12	$2,686,759	$19	$(2,946,384)	$(259,594)	$91,291
Adjustment of embedded derivative related to debt extinguishment	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	3,010,606	—	—	—	—	—	—
ESPP purchase	—	992,846	—	4,177	—	—	4,177	—
Exercise of stock options	—	110,949	—	667	—	—	667	—
Stock-based compensation expense	—	—	—	21,676	—	—	21,676	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(5)	—	(5)	(8,209)
Distributions to noncontrolling interests	(1)	—	—	—	—	—	—	(3,897)
Net loss	(375)	—	—	—	—	(75,949)	(75,949)	(5,318)
Balances at March 31, 2020	$67	125,150,690	$12	$2,689,208	$14	$(3,022,333)	$(333,099)	$73,867

	Three Months Ended March 31, 2019
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Deficit	Noncontrolling Interest
	Amount	Shares	Amount
Balances at December 31, 2018	$57,261	109,421,183	$11	$2,481,352	$131	$(2,624,104)	$(142,610)	$125,110
Cumulative effect upon adoption of new accounting standard (ASC 606)	—	—	—	—	—	(17,996)	(17,996)	—
Issuance of restricted stock awards	—	2,960,462	—	—	—	—	—	—
ESPP purchase	—	696,036	—	6,916	—	—	6,916	—
Exercise of stock options	—	136,382	—	577	—	—	577	—
Stock-based compensation expense	—	—	—	63,166	—	—	63,166	—
Unrealized loss on available for sale securities	—	—	—	—	17	—	17	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(143)	—	(143)	(2,048)
Distributions to noncontrolling interests	(282)	—	—	—	—	—	—	(2,613)
Cumulative effect of hedge accounting standard adoption	—	—	—	—	—	130	130	(130)
Net income (loss) (as restated)	1,823	—	—	—	—	(104,920)	(104,920)	(5,655)
Balances at March 31, 2019 (as restated)	$58,802	113,214,063	$11	$2,552,011	$5	$(2,746,890)	$(194,863)	$114,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
		As Restated
Cash flows from operating activities:
Net loss	$(81,642)	$(108,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,034	14,225
Write-off of property, plant and equipment, net	1	1
Revaluation of derivative contracts	241	87
Stock-based compensation	23,019	67,822
Loss (gain) on long-term REC purchase contract	(4)	59
Loss on extinguishment of debt	14,098	—
Amortization of debt issuance cost	4,755	5,152
Changes in operating assets and liabilities:
Accounts receivable	2,136	4,131
Inventories	2,083	11,087
Deferred cost of revenue	(19,494)	(11,084)
Customer financing receivable and other	1,240	1,339
Prepaid expenses and other current assets	3,060	6,628
Other long-term assets	(2,924)	(416)
Accounts payable	4,822	(2,464)
Accrued warranty	681	(2,697)
Accrued expenses and other current liabilities	509	(373)
Deferred revenue and customer deposits	5,253	1,244
Other long-term liabilities	1,184	4,166
Net cash used in operating activities	(27,948)	(9,845)
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,360)	(11,946)
Payments for acquisition of intangible assets	—	(848)
Proceeds from maturity of marketable securities	—	104,500
Net cash provided by (used in) investing activities	(12,360)	91,706
Cash flows from financing activities:
Proceeds from issuance of debt to related parties	30,000	—
Repayment of debt	(9,128)	(5,016)
Repayment of debt to related parties	(2,105)	(778)
Proceeds from financing obligations	—	10,961
Repayment of financing obligations	(2,503)	(1,883)
Distributions to noncontrolling and redeemable noncontrolling interests	(4,270)	(3,189)
Proceeds from issuance of common stock	4,845	7,493
Net cash provided by financing activities	16,839	7,588
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23,469)	89,449
Cash, cash equivalents, and restricted cash:
Beginning of period	377,388	280,485
End of period	$353,919	$369,934

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,790	$20,383
Cash paid during the period for taxes	29	222
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	$466	$2,067
Accrued distributions to Equity Investors	1	282
Accrued interest for notes	467	439
Accrued debt issuance costs	2,970	—
Adjustment of embedded derivative related to debt extinguishment	24,071	—
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2019, the current portion of our total debt was $337.6 million, which would have required cash payments of $353.5 million in 2020, the difference in these amounts primarily being due to a debt discount on the 6% Convertible Notes Due 2020, and at that time cash and cash equivalents and other liquidity was insufficient to satisfy the above current debt obligations as well as operating cash flow requirements as of December 31, 2019. On March 31, 2020, we extended the maturity for our current debt to reduce our required debt payments in the next 12 months. After the following debt extensions were completed, the current portion of our total debt was $26.2 million as of March 31, 2020. Notable elements of our debt extension are as follows:

•
On March 31, 2020, we entered into an Amendment Support Agreement (the “Amendment Support Agreement”)with the beneficial owners (the “Noteholders”) of our outstanding 6% Convertible Notes due December 1, 2020 (the “10% Convertible Notes”) pursuant to which such Noteholders agreed to extend the maturity date of the outstanding 6% Convertible Notes to December 1, 2021, increase the interest rate from 6% to 10%, and reduce the strike price on the conversion feature from $11.25 to $8.00 per share. The Amendment Support Agreement required that we repay at least $70.0 million of the 10% Convertible Notes on or before September 1, 2020, which we satisfied through a cash payment in the amount of $70.0 million on May 1, 2020. The amended terms are reflected in the Amended and Restated Indenture between the Company and US Bank National Association dated April 20, 2020.

•
In conjunction with entering into the Amendment Support Agreement on March 31, 2020, we also entered into a 10% Convertible Note Purchase Agreement with Foris Ventures, LLC, a new Noteholder, and New Enterprise Associates 10, Limited Partnership, an existing Noteholder, and we issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes. The Amended and Restated Indenture was also amended to reflect a new principle amount of $290.0 million to accommodate the additional $30.0 million in new 10% Convertible Notes.

•
On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”) with Constellation NewEnergy, Inc. (“Constellation”), pursuant to which Constellation agreed to extend the maturity date to December 31, 2021, increase the interest rate from 5% to 10% and reduce the strike price on the conversion feature from $38.64 to $8.00 per share.

•
On May 1, 2020, we entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which certain investors have agreed to purchase, and we have issued, $70.0 million of 10.25% Senior Secured Notes due 2027 in a private placement. The proceeds from this note were used to extinguish the $70.0 million of 10% Convertible Notes on May 1, 2020.

Additionally, the impact of COVID-19 on our ability to execute our business strategy and on our financial position and results of operations is uncertain. Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our product, our ability to secure financing for customer use, the timing of installations, the timing of receipt by us of distributions from our PPA Entities and overall economic conditions including the impact of COVID-19 on our ongoing and future operations. However, in the opinion of management, the combination of our existing cash and cash equivalents, the extension of the 10% Convertible Notes and 10% Constellation Note to December 2021, the proceeds from the 10% Convertible Note Purchase Agreement, the proceeds from the 10.25% Senior Secured Note and operating cash flows is expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.

For additional information, see Note 7, Outstanding Loans and Security Agreements and Note 17, Subsequent Events.
Basis of Presentation
We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), and as permitted by those rules, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles as applied in the United States (“U.S. GAAP”). However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. The consolidated balance sheets as of March 31, 2020 and December 31, 2019 (the latter has been derived from the audited consolidated financial statements included in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2019), and the condensed consolidated statements of operations, of comprehensive loss, of redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest, and of cash flows for the three months ended March 31, 2020 and 2019, and related notes, should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 31, 2020.
We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to fairly state the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending December 31, 2020.
Principles of Consolidation
These condensed consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIE"), which we refer to as our power purchase agreement entities ("PPA Entities"). This approach focuses on determining whether we haves the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities, other than with respect to the PPA II and PPA IIIb Entities, as discussed in Note 13, Power Purchase Agreement Programs. We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The most significant estimates include the determination of the stand-alone selling price, including material rights estimates, inventory valuation, specifically excess and obsolescence provisions for obsolete or unsellable inventory and, in relation to property, plant and equipment (specifically Energy Servers), assumptions relating to economic useful lives and impairment assessments.
Other accounting estimates include variable consideration relating to product performance guaranties, assumptions to compute the fair value of lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, warranty, product performance guaranties and extended maintenance, derivative valuations, estimates for recapture of U.S. Treasury grants and similar grants, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, and stock-based compensation costs. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, our allowance for doubtful accounts, stock-based compensation, the carrying value of our long-lived assets, inventory, financial assets, and valuation allowances for tax assets, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers, suppliers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods as new information becomes available. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, China, India, and the Republic of Korea (collectively, our "Asia Pacific region"). In the quarters ended March 31, 2020 and 2019, total revenue in the Asia Pacific region was 37% and 33%, respectively, of our total revenue.

Credit Risk - At March 31, 2020, one customer, Costco Wholesale Corporation accounted for approximately 8% of accounts receivable. At December 31, 2019, two customers, Costco Wholesale Corporation and The Kraft Group LLC accounted for approximately 19% and 17% of accounts receivable, respectively. At March 31, 2020 and December 31, 2019, we did not maintain any allowances for doubtful accounts as we deemed all of our receivables fully collectible. To date, we have neither provided an allowance for uncollectible accounts nor experienced any credit loss.

Customer Risk - In the quarter ended March 31, 2020, revenue from two customers, SK Engineering & Construction Co., Ltd. (SK E&C) and Duke Energy accounted for approximately 36% and 31%, respectively, of our total revenue. In the quarter ended March 31, 2019, revenue from three customers, SK E&C, The Southern Company, and Costco accounted for approximately 32%, 27%, and 12%, respectively, of our total revenue. Duke Energy and The Southern Company wholly own a Third-Party PPA which purchases Energy Servers from us, however such purchases and resulting revenue are made on behalf of various customers of these two Third-Party PPAs.
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.
Recent Accounting Pronouncements
Other than the adoption of the accounting guidance mentioned below, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.
Accounting Guidance Implemented in 2020
Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We adopted ASU 2018-13 as of January 1, 2020 and the adoption did not have a material effect on our financial statements and related disclosures. See Note 5, Fair Value.
Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. ASU 2018-07 also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. ASU 2018-07 is effective for us for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We adopted ASU 2018-07 using a modified retrospective approach in January 2020 and the adoption of ASU 2018-07 did not have a material effect on our financial statements and related disclosures.
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
Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement will be effective for us commencing January 1, 2021. A prospective transition approach is required for debt securities for which an 'other than temporary' impairment had been recognized before the effective date. We are currently evaluating the impact of the adoption of this update on our financial statements.
Income taxes - In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) ("ASU 2019-12"), wherein the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740 Income Taxes. ASU 2019-12 is effective as for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We are evaluating the effect on our financial statements and related disclosures. We expect to adopt this guidance on a prospective basis on January 1, 2022.
Cessation of LIBOR - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are currently evaluating the impact of the adoption of this update on our financial statements.
We do not expect any other new accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.
2. Restatement of Previously Issued Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements as of and for the quarter ended March 31, 2019. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements.
Restatement Background
As previously disclosed in our Annual Report on Form 10-K as filed on March 31, 2020, on February 11, 2020, our management, in consultation with the Audit Committee of our Board of Directors, determined that Bloom's previously issued consolidated financial statements as of and for the year ended December 31, 2018, as well as financial statements for the three month period ended March 31, 2019, the three and six month periods ended June 30, 2019 and 2018 and the three and nine month periods ended September 30, 2019 and 2018 should no longer be relied upon due to misstatements related to our Managed Services Agreements and similar arrangements and we would restate such financial statements to make the necessary accounting corrections. The revenue for the Managed Services Agreements and similar transactions will now be recognized over the duration of the contract instead of upfront. The restatement also includes corrections for additional identified immaterial misstatements in certain of the impacted periods.
The misstatements impacting the three-month period ended March 31, 2019 are described in greater detail below.
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
Also, as part of a review of historical revenue agreements as a result of the above errors, it was noted that we failed to identify embedded derivatives in certain revenue agreements for an escalator price protection (“EPP”) feature given to our customers. As a result, we have recorded a derivative liability, with an offset to product revenue, to account for the fair value of this feature at inception and will record the liability at its then fair value at each period end with any changes in fair value recognized in gain (loss) on revaluation of embedded derivatives.
In addition to the impact of the restatement described above, in preparation of the condensed consolidated financial statements for the three months ended March 31, 2020, errors in our Condensed Consolidated Statements of Comprehensive Loss were discovered. For the three months ended March 31, 2019, the presentation of the Statement and other errors identified in the Statement have been corrected, which resulted in an additional $3.8 million increase to Comprehensive Loss, a change of $7.9 million in Comprehensive (Income) Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interests and an additional decrease of $4.1 million to Comprehensive Loss Attributable to Class A and Class B Stockholders. The Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and the three and nine months ended September 30, 2019 will also be corrected when those periods are next reported. In the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018, Comprehensive Loss as previously reported is understated by $5.8 million and overstated by $1.8 million, respectively. In addition, the reconciliation of Comprehensive Loss to Comprehensive Loss Attributable to Class A and Class B Stockholders was erroneously omitted. As it relates to the impact of the errors to the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018, management evaluated the impact of the errors to the previously issued financial statements and concluded the impacts were not material. Accordingly, these items will be corrected when those periods are next reported.
Finally, there were certain other immaterial misstatements identified or which had been previously identified which are also being corrected in connection with the restatement of previously issued financial statements.
Description of Restatement Reconciliation Tables
In the following tables, we have presented a reconciliation of our Condensed Consolidated Balance Sheet and Statements of Operations and Cash Flows from our prior periods as previously reported to the restated amounts as of and for the quarter ended March 31, 2019. In addition to the errors to the Condensed Consolidated Statement of Comprehensive Loss discussed above, that Statement has been restated for the restatement impact to net loss. The Statement of Redeemable Noncontrolling Interest, Stockholders' Deficit and Noncontrolling Interest for the quarter ended March 31, 2019 has also been restated for the restatement impact to Net Loss. See the Condensed Consolidated Statements of Operations reconciliation table below for additional information on the restatement impact to Net Loss.

Bloom Energy Corporation
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)

	March 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated And Recast

Assets
Current assets:
Cash and cash equivalents	$320,414	$—		$—	$320,414
Restricted cash	18,419	—		—	18,419
Accounts receivable	84,070	3,995	1	(2,418)	85,647
Inventories	116,544	3,327	2	—	119,871
Deferred cost of revenue	66,316	(13,405)	3	—	52,911
Customer financing receivable	5,717	—		—	5,717
Prepaid expenses and other current assets	28,362	1,582	4	129	30,073
Total current assets	639,842	(4,501)		(2,289)	633,052
Property, plant and equipment, net	475,385	236,246	5	—	711,631
Customer financing receivable, non-current	65,620	—		—	65,620
Restricted cash, non-current	31,101	—		—	31,101
Deferred cost of revenue, non-current	72,516	(70,583)	3	—	1,933
Other long-term assets	34,386	8,486	6	2,575	45,447
Total assets	$1,318,850	$169,648		$286	$1,488,784
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interests
Current liabilities:
Accounts payable	$64,425	$—		—	64,425
Accrued warranty	16,736	(1,219)	7	(1,280)	14,237
Accrued expenses and other current liabilities	67,966	(3,893)	8	—	64,073
Financing obligations	—	8,819	9	—	8,819
Deferred revenue and customer deposits	89,557	(16,153)	10	1,665	75,069
Current portion of recourse debt	15,683	—		—	15,683
Current portion of non-recourse debt	19,486	—		—	19,486
Current portion of non-recourse debt from related parties	2,341	—		—	2,341
Total current liabilities	276,194	(12,446)		385	264,133
Derivative liabilities	11,166	4,556	11	—	15,722
Deferred revenue and customer deposits, net of current portion	201,863	(115,432)	10	17,320	103,751
Financing obligations, non-current	—	394,037	9	—	394,037
Long-term portion of recourse debt	357,876	—		—	357,876
Long-term portion of non-recourse debt	284,541	—		—	284,541
Long-term portion of recourse debt from related parties	27,734	—		—	27,734
Long-term portion of non-recourse debt from related parties	33,417	—		—	33,417
Other long-term liabilities	58,032	(29,062)	8	—	28,970
Total liabilities	1,250,823	241,653		17,705	1,510,181

Redeemable noncontrolling interest	58,802	—		—	58,802
Total stockholders’ deficit	(105,439)	(72,005)	12	(17,419)	(194,863)
Noncontrolling interest	114,664	—		—	114,664
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,318,850	$169,648		$286	$1,488,784
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
5 Property, plant and equipment, net — The correction of these misstatements resulted from the change of accounting for Managed Services transactions and similar arrangements, whereby product and install costs of goods sold of $232.6 million are now recorded as property, plant and equipment, net in the cases where the risks of ownership have not completely transferred to the financing party. This includes a net capitalization of stock-based compensation cost for these assets of $3.6 million.
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
12 Total stockholders' deficit — Relates to the correction of an unadjusted misstatement in the valuation of our 6% Notes derivative, resulting in a credit to additional paid-in capital and additional expense of $0.8 million recorded within other expense, net, together with the cumulative increase to accumulated deficit from the restatement of $72.8 million.
.

Bloom Energy Corporation
Condensed Consolidated Statement of Operations
(in thousands, except per share data)

	Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated And Recast

Revenue:
Product	$141,734	$(48,171)	a	$(2,637)	$90,926
Installation	22,258	(11,195)	a	1,156	12,219
Service	23,290	(574)	a	751	23,467
Electricity	13,425	6,964	a	—	20,389
Total revenue	200,707	(52,976)		(730)	147,001
Cost of revenue:
Product	124,000	(34,980)	c, d	(248)	88,772
Installation	24,166	(8,406)	c	—	15,760
Service	27,557	1,331	b, d	(967)	27,921
Electricity	9,229	3,755	c	—	12,984
Total cost of revenue	184,952	(38,300)		(1,215)	145,437
Gross profit	15,755	(14,676)		485	1,564
Operating expenses:
Research and development	28,859	—		—	28,859
Sales and marketing	20,463	2	e	(92)	20,373
General and administrative	39,074	—		—	39,074
Total operating expenses	88,396	2		(92)	88,306
Loss from operations	(72,641)	(14,678)		577	(86,742)
Interest income	1,885	—		—	1,885
Interest expense	(15,962)	(5,838)	f	—	(21,800)
Interest expense to related parties	(1,612)	—		—	(1,612)
Other expense, net	265	—		—	265
Loss on revaluation of warrant liabilities and embedded derivatives	—	(540)	g	—	(540)
Loss before income taxes	(88,065)	(21,056)		577	(108,544)
Income tax provision	208	—		—	208
Net loss	(88,273)	(21,056)		577	(108,752)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,832)	—		—	(3,832)
Net loss attributable to Class A and Class B common stockholders	$(84,441)	$(21,056)		$577	$(104,920)
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
d Cost of revenue impacted by stock-based compensation allocation — The correction of these misstatements resulted from the capitalization of stock-based compensation costs, with a net increase to product cost of revenue of $2.5 million, and an increase in service cost of revenue of $1.4 million due to the expensing of stock-based compensation related to field replacement units.
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

g Gain (loss) on revaluation of warrant liabilities and embedded derivatives — The correction of these misstatements resulted from the change of accounting for the grid pricing escalation guarantees we provided in some of our sales arrangements which is now recorded as a derivative liability that needs to be fair valued each period end. The fair value increased in the period, resulting in a loss of $0.5 million.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated And Recast

Cash flows from operating activities:
Net loss	$(88,273)	$(21,056)		$577	$(108,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,271	2,954	A	—	14,225
Write-off of property, plant and equipment, net	1	—		—	1
Revaluation of derivative contracts	(453)	540	B	—	87
Stock-based compensation	63,882	3,940	C	—	67,822
Loss on long-term REC purchase contract	59	—		—	59
Amortization of debt issuance cost	5,152	—		—	5,152
Changes in operating assets and liabilities:
Accounts receivable	816	(98)	D	3,413	4,131
Inventories	15,932	(4,845)	E	—	11,087
Deferred cost of revenue	26,014	(37,098)	F	—	(11,084)
Customer financing receivable and other	1,339	—		—	1,339
Prepaid expenses and other current assets	5,194	1,423	G	11	6,628
Other long-term assets	83	(396)	H	(103)	(416)
Accounts payable	(2,464)	—		—	(2,464)
Accrued warranty	(2,500)	50	I	(247)	(2,697)
Accrued expense and other current liabilities	823	(1,196)	J	—	(373)
Deferred revenue and customer deposits	(44,533)	49,428	K	(3,651)	1,244
Other long-term liabilities	3,487	679	L	—	4,166
Net cash used in operating activities	(4,170)	(5,675)		—	(9,845)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,543)	(3,403)	M	—	(11,946)
Payments for acquisition of intangible assets	(848)	—		—	(848)
Proceeds from maturity of marketable securities	104,500	—		—	104,500
Net cash used in investing activities	95,109	(3,403)		—	91,706
Cash flows from financing activities:
Repayment of debt	(5,016)	—		—	(5,016)
Repayment of debt to related parties	(778)	—		—	(778)
Proceeds from financing obligations	—	10,961	N	—	10,961
Repayment of financing obligations	—	(1,883)	N	—	(1,883)
Distributions to noncontrolling and redeemable noncontrolling interests	(3,189)	—		—	(3,189)
Proceeds from issuance of common stock	7,493	—		—	7,493
Net cash (used in) provided by financing activities	(1,490)	9,078		—	7,588
Net increase in cash, cash equivalents, and restricted cash	89,449	—		—	89,449
Cash, cash equivalents, and restricted cash:
Beginning of period	280,485	—		—	280,485
End of period	$369,934	$—		$—	$369,934

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,545	$5,838	N	$—	$20,383
Cash paid during the period for taxes	222	—		—	222

A Depreciation and amortization — The correction of these misstatements resulted from the change of accounting for Energy Servers under the Managed Services Program and similar arrangements that were previously expensed as product and install cost of revenue, but are now recorded as property, plant and equipment, net and depreciated over their useful lives of 21 years.
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
E Inventories — The correction of these misstatements resulted from the change of accounting for inventories held for shipments planned to customers under the Managed Services Program and similar arrangements now being accounted for as construction in progress within property, plant and equipment, net.
F Deferred cost of revenue, current and non-current — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby leased Energy Servers of $37.2 million previously classified as deferred cost of revenue is now recorded as construction in progress within property, plant and equipment, net, and the net capitalization of stock-based compensation expenses of $0.1 million.
G Prepaid expenses and other current assets — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby prepaid property tax and insurance payments are now classified within prepaid expenses.
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
J Accrued expense and other current liabilities and other long-term liabilities — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements whereby instead of recognizing the bank financing as revenue, the bank financing loan proceeds received and due are classified as a financing liability.
K Deferred revenue and customer deposits, current and non-current — The correction of these misstatements resulted from the change of accounting for the recognition of product and installation revenue from upfront or ratable recognition to the recognition of the capacity payments received from the end customer as power is generated by the Energy Servers as electricity revenue.
L Other long-term liabilities — The correction of these misstatements resulted from the change of accounting for the grid pricing escalation guarantees we provided in some of our sales arrangements. These commitments were previously treated as an accrued liability. We now consider the commitments a derivative liability, with the initial value recorded as a reduction in product revenue and then any changes in the value adjusted through gain (loss) on revaluation of embedded derivatives, net each period thereafter.
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

3. Revenue Recognition
Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Deferred revenue	$170,034	$168,223
Deferred incentive revenue	7,232	7,397
Customer deposits	42,707	39,101
Deferred revenue and customer deposits	$219,973	$214,721
Deferred revenue activity during the quarters ended March 31, 2020 and 2019 consisted of the following (in thousands):

	March 31, 2020	March 31, 2019
		As Restated
Beginning balance	$168,223	$140,130
Additions	138,113	118,359
Revenue recognized	(136,302)	(117,755)
Ending balance	$170,034	$140,734
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2020. The most significant component of deferred revenue at the end of the period consists of performance obligations relating to the provision of maintenance services under current contracts and future renewal periods which provide customers with material rights over a period that we estimate will be largely commensurate with the period of their expected use of the associated Energy Server. As a result, we expect to recognize these amounts as revenue over a period of up to 21 years, predominantly on a cost-to-cost basis that reflects the cost of providing these services. Deferred revenue also includes performance obligations relating to product acceptance and installation. A significant amount of this deferred revenue is reflected as additions and revenue recognized in the same period and we expect to recognize all amounts within a year.
Revenue by source
We disaggregate revenue from contracts with customers into four revenue categories: (i) product, (ii) installation, (iii) services and (iv) electricity (in thousands):

	Three Months Ended March 31,
	2020	2019
		As Restated
Revenue from contracts with customers:
Product revenue	$99,559	$90,926
Installation revenue	16,618	12,219
Services revenue	25,147	23,467
Electricity revenue	—	3,418
Total revenue from contract with customers	141,324	130,030
Revenue from contracts accounted for as leases:
Electricity revenue	15,375	16,971
Total revenue	$156,699	$147,001

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying value of cash and cash equivalents approximate fair value and are as follows (in thousands):

	March 31,	December 31,
	2020	2019
As Held:
Cash	$82,484	$100,773
Money market funds	271,435	276,615
	$353,919	$377,388
As Reported:
Cash and cash equivalents	$180,307	$202,823
Restricted cash	173,612	174,565
	$353,919	$377,388
Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Current:
Restricted cash	$27,256	$28,494
Restricted cash related to PPA Entities [1]	2,474	2,310
Restricted cash, current	$29,730	$30,804
Non-current:
Restricted cash	$10	$10
Restricted cash related to PPA Entities [1]	143,872	143,751
Restricted cash, non-current	143,882	143,761
	$173,612	$174,565
1 We have variable interest entities which represent a portion of the consolidated balances recorded within the "restricted cash," and other financial statement line items in the Consolidated Balance Sheets (see Note 13, Power Purchase Agreement Programs). This amount includes $108.7 million and $20.0 million of non-current restricted cash, held in PPA II and PPA IIIb entities, respectively, and as of December 31, 2019, these entities are no longer considered variable interest entities.
Derivative Instruments
We have derivative financial instruments related to natural gas fixed price forward contracts, embedded derivatives in sales contracts, and interest rate swaps. See Note 8, Derivative Financial Instruments for a full description of our derivative financial instruments.

5. Fair Value
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that were accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
March 31, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$271,435	$—	$—	$271,435
	$271,435	$—	$—	$271,435
Liabilities
Accrued expenses and other current liabilities	$697	$—	$—	$697
Derivatives:
Natural gas fixed price forward contracts	—	—	6,503	6,503
Embedded EPP derivatives	—	—	5,892	5,892
Interest rate swap agreements	—	17,415	—	17,415
	$697	$17,415	$12,395	$30,507

	Fair Value Measured at Reporting Date Using
December 31, 2019	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$276,615	$—	$—	$276,615
Interest rate swap agreements	—	3	—	3
	$276,615	$3	$—	$276,618
Liabilities
Accrued expenses and other current liabilities	$996	$—	$—	$996
Derivatives:
Natural gas fixed price forward contracts	—	—	6,968	6,968
Embedded EPP derivatives	—	—	6,176	6,176
Interest rate swap agreements	—	9,241	—	9,241
	$996	$9,241	$13,144	$23,381
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our consolidated balance sheets. As of March 31, 2020, $1.8 million of the gain on the interest rate swaps accumulated in other comprehensive income (loss) is expected to be reclassified into earnings in the next twelve months.
Natural Gas Fixed Price Forward Contracts - Natural gas fixed price forward contracts are valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices and therefore, as no observable inputs to support market activity are available, are classified as Level 3 financial liabilities.
The following table provides the number and fair value of our natural gas fixed price forward contracts (in thousands):

	March 31, 2020		December 31, 2019
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹:
Natural gas fixed price forward contracts (not under hedging relationships)	1,699	$6,503	1,991	$6,968

¹ Recorded in current liabilities and derivative liabilities in the consolidated balance sheets.
² One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the three months ended March 31, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contracts and recorded an unrealized loss of $0.6 million and an unrealized gain of $0.4 million, respectively, and recorded a realized gain of $1.0 million and a realized gain of $0.5 million, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statement of operations.
Embedded EPP Derivative Liability in Sales Contracts - We estimated the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model which considers various potential electricity price curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as a Level 3 financial liability. For the three months ended March 31, 2020 and 2019, we marked-to-market the fair value of our embedded EPP derivatives and recorded an unrealized gain of $0.3 million and an unrealized loss of $0.5 million, respectively, in gain (loss) on revaluation of embedded derivatives on our condensed consolidated statement of operations.
There were no transfers between fair value measurement classifications during the periods ended March 31, 2020 and 2019. The changes in the Level 3 financial liabilities were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2019	$6,968	$6,176	$13,144
Settlement of natural gas fixed price forward contracts	(1,025)	—	(1,025)
Changes in fair value	560	(284)	276
Liabilities at March 31, 2020	$6,503	$5,892	$12,395
The following table presents the unobservable inputs related to our Level 3 liabilities:

	For the Three Months Ended March 31, 2020
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Weighted Average
	(in thousands)				($ per Units)
Natural Gas	$6,503	Discounted Cash Flow	Forward basis price	MMBtu	$1.69 - $4.61	$2.88

	For the Three Months Ended December 31, 2019
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Weighted Average
	(in thousands)				($ per Units)
Natural Gas	$6,968	Discounted Cash Flow	Forward basis price	MMBtu	$2.39 - $5.65	$3.23
The unobservable inputs used in the fair value measurement of the natural gas commodity types consist of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain basis prices (i.e., the difference in pricing between two locations) included in the valuation of natural gas contracts were deemed unobservable.

To estimate the liabilities related to the EPP contracts an option pricing method was implemented through a Monte Carlo simulation. The unobservable inputs were simulated based on the available values for Avoided Cost and Cost of Electricity as calculated for March 31, 2020 and December 31, 2019, using an expected growth rate of 7% over the contracts life and volatility of 20%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2020. Avoided Cost is the Transmission and Distribution cost expressed in $/kWh avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average of the amount of charge for each rate shall be weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the above derivatives if they were adjusted. Generally, an increase in natural gas prices and a decrease in electric grid prices would each result in an increase in the estimated fair value of our derivative liabilities.
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

	March 31, 2020		December 31, 2019
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$54,616	$43,567	$55,855	$44,002
Debt instruments
Recourse:
LIBOR + 4% term loan due November 2020	1,117	1,116	1,536	1,590
10% convertible promissory Constellation note due December 2021	40,709	40,709	36,482	32,070
10% convertible promissory notes due December 2021	338,944	340,694	273,410	302,047
10% notes due July 2024	83,230	72,582	89,962	97,512
Non-recourse:
7.5% term loan due September 2028	33,036	32,053	34,969	41,108
6.07% senior secured notes due March 2030	79,319	78,831	80,016	87,618
LIBOR + 2.5% term loan due December 2021	119,646	104,377	120,436	120,510
Long-Lived Assets - Our long-lived assets include property, plant and equipment and Energy Servers capitalized in connection with our Managed Services Program, Purchase Power Agreement Programs and other similar arrangements. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. During the quarter ended March 31, 2020, we upgraded 0.4 megawatts of Energy Servers in PPA IIIb by decommissioning these systems and selling and installing new Energy Servers. As a result of these upgrades, the useful lives of all other remaining Energy Servers included within our long-lived assets were reassessed and we concluded that no change in the useful lives or impairment of these remaining Energy Servers was identified in the period ended March 31, 2020. See Note 13, Purchase Power Agreement Programs for further information.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Raw materials	$59,099	$67,829
Work-in-progress	18,564	21,207
Finished goods	29,541	20,570
	$107,204	$109,606
The inventory reserves were $14.9 million and $14.6 million as of March 31, 2020 and December 31, 2019, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Government incentives receivable	$839	$893
Prepaid production insurance	3,961	3,763
Receivables from employees	6,653	6,130
Other prepaid expenses and other current assets	13,541	17,282
	$24,994	$28,068
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Energy Servers	$648,273	$650,600
Computers, software and hardware	20,453	20,275
Machinery and equipment	102,837	101,650
Furniture and fixtures	8,309	8,339
Leasehold improvements	35,694	35,694
Building	40,512	40,512
Construction in progress	22,854	12,611
	878,932	869,681
Less: Accumulated depreciation	(272,082)	(262,622)
	$606,850	$607,059

Construction in progress increased $10.2 million from 2019, primarily due to an increase of $8.4 million of Energy Servers under our Managed Services sale-leaseback program pending acceptance, and increased $1.8 million primarily due to Delaware plant expansion.
Depreciation expense related to property, plant and equipment was $13.0 million and $13.9 million for the three months ended March 31, 2020 and 2019, respectively.
Property, plant and equipment under operating leases by the PPA Entities was $368.0 million and $371.4 million as of March 31, 2020 and December 31, 2019, respectively. The accumulated depreciation for these assets was $98.3 million and

$95.5 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation expense related to our property, plant and equipment under operating leases by the PPA Entities was $6.2 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively.
Customer Financing Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Total minimum lease payments to be received	$74,955	$76,886
Less: Amounts representing estimated executing costs	(19,344)	(19,931)
Net present value of minimum lease payments to be received	55,611	56,955
Estimated residual value of leased assets	890	890
Less: Unearned income	(1,885)	(1,990)
Net investment in sales-type financing leases	54,616	55,855
Less: Current portion	(5,170)	(5,108)
Non-current portion of investment in sales-type financing leases	$49,446	$50,747
The future scheduled customer payments from sales-type financing leases were as follows as of March 31, 2020 (in thousands):

	Remainder of 2020	2021	2022	2023	2024	Thereafter

Future minimum lease payments, less interest	$3,868	$5,428	$5,784	$6,155	$6,567	$25,923
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Prepaid and other long-term assets	$31,134	$29,153
Deferred commissions	5,668	5,007
Equity-method investments	5,897	5,733
Long-term deposits	1,897	1,759
	$44,596	$41,652
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Product warranty	$2,566	$2,345
Product performance	6,940	7,536
Maintenance services contracts	1,508	453
	$11,014	$10,334

Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2019	$9,881
Accrued warranty, net	514
Warranty expenditures during period	(889)
Balances at March 31, 2020	$9,506
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Compensation and benefits	$17,611	$17,173
Current portion of derivative liabilities	6,434	4,834
Sales related liabilities	391	416
Accrued installation	10,923	10,348
Sales tax liabilities	3,899	3,849
Interest payable	2,880	3,875
Accrued payables	24,860	18,650
Other	10,811	11,139
	$77,809	$70,284
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Delaware grant	$10,469	$10,469
Other	18,074	17,544
	$28,543	$28,013
In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. We have received $12.0 million of the grant which is contingent upon us meeting certain milestones related to the construction of the manufacturing facility and the employment of full-time workers at the facility through September 30, 2023. We paid $1.5 million in 2017 for recapture provisions, and no additional amounts have been paid. As of March 31, 2020, we have recorded $10.5 million in other long-term liabilities for potential repayments. See Note 14, Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$1,143	$1,117	$—	$1,117	$—	LIBOR plus margin	November 2020	Company	Yes
10% convertible promissory Constellation note due December 2021	36,940	—	40,709	40,709	—	10.0%	December 2021	Company	Yes
10% convertible promissory notes due December 2021 *	319,299	—	338,944	338,944	—	10.0%	December 2021	Company	Yes
10% notes due July 2024	86,000	14,000	69,230	83,230	—	10.0%	July 2024	Company	Yes
Total recourse debt	443,382	15,117	448,883	464,000	—
7.5% term loan due September 2028	36,232	2,439	30,597	33,036	—	7.5%	September 2028	PPA IIIa	No
6.07% senior secured notes due March 2030	80,255	3,330	75,989	79,319	—	6.1%	March 2030	PPA IV	No
LIBOR + 2.5% term loan due December 2021	120,818	5,340	114,306	119,646	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	1,220	2.25%	December 2021	PPA V	No
Total non-recourse debt	237,305	11,109	220,892	232,001	1,220
Total debt	$680,687	$26,226	$669,775	$696,001	$1,220
* Note that $70.0 million of this amount was due on or before September 1, 2020, but as it was repaid on May 1, 2020 with the proceeds from long-term debt, as described below, this amount has also been classified as long-term in the condensed consolidated balance sheet as of March 31, 2020. See Note 17, Subsequent Events for additional information.

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
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of March 31, 2020 and December 31, 2019.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one month LIBOR plus the applicable margin. The weighted average interest rate as of March 31, 2020 and December 31, 2019 was 5.7% and 6.3%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of March 31, 2020 and December 31, 2019, the unpaid principal balance of debt outstanding was $1.1 million and $1.6 million, respectively.
10% Constellation Convertible Promissory Note due 2021 (originally 8% Convertible Promissory Notes) - Between December 2014 and June 2016, we issued $193.2 million of three-year convertible promissory notes ("8% Notes") to certain investors. The 8% Notes had a fixed interest rate of 8% compounded monthly, due at maturity or at the election of the investor with accrued interest due in December of each year.
On January 18, 2018, amendments were finalized to extend the maturity dates for all the 8% Notes to December 2019. At the same time, the portion of the notes that was held by Constellation NewEnergy, Inc. ("Constellation") was extended to December 2020 and the interest rate decreased from 8% to 5% ("5% Notes").
Investors held the right to convert the unpaid principal and accrued interest of both the 8% Notes and 5% Notes to Series G convertible preferred stock at any time at the price of $38.64 per share. In July 2018, upon our IPO, the $221.6 million of principal and accrued interest of outstanding 5% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 5% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon our IPO, conversions of 5,734,440 shares of Class B common stock were issued and the 5% Notes were retired. Constellation, the holder of the 5% Notes ("5% Constellation Note"), has not elected to convert as of March 31, 2020.
On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”) which amended the terms of the 5% Constellation Note to extend the maturity date to December 31, 2021 and increased the interest rate from 5% to 10% ("10% Constellation Note"). Additionally, the debt is convertible at the option of Constellation into common stock at any time through the maturity date. We further amended the 10% Constellation Note by reducing the strike price on the conversion feature from $38.64 per share to $8.00 per share. If we fail to meet certain conditions under the Constellation Note Modification Agreement, including obtaining stockholder approval prior to September 1, 2020, the interest rate will be increased to 18% per year. At any time, we may redeem the 10% Constellation Note, at our option, at a redemption price equal to the principal amount of the 10% Constellation Note outstanding, plus accrued and unpaid interest as of the redemption date, plus a certain percentage, determined based on the time of redemption of the aggregate sum of all discounted remaining scheduled interest payments. The discount rate that shall be applied to all remaining scheduled interest payments shall be determined based on the Treasury Rate in effect as of the redemption date, plus 50 basis points, multiplied by the applicable percentage in effect as of the redemption date.
We evaluated the Constellation Note Modification Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and 470-50, Debt - Modifications and Extinguishments, and concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, the 10% Constellation Note, which consisted of $33.1 million in principal and $3.8 million in accrued and unpaid interest, was extinguished and the 10% Constellation Note was recorded at their fair market value which equaled $40.7 million. The difference between the fair market value of the 10% Constellation Note and the carrying value of the 5% Constellation Note of $3.8 million has been recorded, as of March 31, 2020, as a loss on extinguishment of debt in the Condensed Consolidated Statement of Operations.
The new carrying amount of the 10% Constellation Note of $40.7 million, which consists of the $36.9 million principal amount of the 10% Constellation Note and a $3.8 million deemed premium paid for the 10% Constellation Note, was classified as non-current as of March 31, 2020. Furthermore, the $3.8 million deemed premium shall be amortized over the term of the 10% Constellation Note using the effective interest method.
10% Convertible Promissory Notes due December 2021 (Originally 5% Convertible Promissory Notes) - Between December 2015 and September 2016, we issued $260.0 million convertible promissory notes due December 2020, ("5% Convertible Notes") to certain investors (each a "Noteholder" and collectively, the "Noteholders"). The 5% Convertible Notes bore a 5.0% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 5% Convertible Notes in June 2017 to increase the interest rate from 5% to 6% and to reduce the collateral securing the notes ("6% Convertible Notes"). In November 2019, one Noteholder exchanged a portion of their 6% Convertible Notes at the conversion price of $11.25 per share into 616,302 shares of common stock.
The 6% Convertible Notes contained a conversion feature in which the strike price was determined by applying a specified discount to the price of the Company’s stock upon a qualified initial public offering. Until the occurrence of a qualified public offering, the number of shares required to settle this conversion feature could not be determined. Accordingly, this conversion feature was bifurcated from the 6% Convertible Notes and accounted for as a derivative liability in accordance with ASC 815, Derivatives and Hedging. Since the amendments to the 6% Convertible Notes were accounted for as a modification of terms, the derivative liability remained as a separate financial instrument from the 6% Convertible Notes that was separately accounted for with changes in fair value being recognized in earnings. Upon our initial public offering in July 2018, the conversion terms became fixed and met all of the requirements for equity classification. Accordingly, we reclassified the conversion feature from a derivative liability to additional paid in capital. The fair value of the embedded derivative was $178.0 million upon classification.
On March 31, 2020, we entered into an Amendment Support Agreement (the “Amendment Support Agreement”) with the Noteholders of our outstanding 6% Convertible Notes pursuant to which such Noteholders agreed to extend the maturity date of the outstanding 6% Convertible Notes to December 1, 2021 and increase the interest rate from 6% to 10%, ("10% Convertible Notes"). Additionally, the debt is convertible at the option of the Noteholders into common stock at any time through the maturity date and we further amended the10% Convertible Notes by reducing the strike price on the conversion feature from $11.25 to $8.00 per share. In conjunction with entering into the Amendment Support Agreement, on March 31, 2020, we also entered into a Convertible Note Purchase Agreement (the “10% Convertible Note Purchase Agreement”) and issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes to Foris Ventures, LLC, a new Noteholder, and New Enterprise Associates 10, Limited Partnership, an existing Noteholder. The Amendment Support Agreement required that we repay at least $70.0 million of the 10% Convertible Notes on or before September 1, 2020. In return, collateral would be released to support the collateral required under the 10.25% Senior Secured Notes, and 50% of the proceeds from the consummation of certain transactions, including equity offerings or additional indebtedness, will be applied to redeem the 10% Convertible Notes at a redemption price equal to (i) 100% of the principal amount of the 10% Convertible Notes, plus (ii) accrued and unpaid interest, plus (iii) a certain percentage, determined based on the time of redemption of the aggregate sum of all discounted remaining scheduled interest payments.. The discount rate to determine the present value decreases, creating a redemption penalty, if redemption occurs after October 21, 2020. The Amended Convertible Notes and the $30.0 million new 10% Convertible Notes are all reflected in the Amended and Restated Indenture between the Company and US National Bank dated April 20, 2020.
We evaluated the Amendment Support Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and 470-50, Debt - Modifications and Extinguishments, and concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, we recorded a $10.3 million loss on extinguishment of debt in the condensed consolidated statement of operations, which was calculated as the difference between the reacquisition price of the 6% Convertible Notes and the carrying value of the 6% Convertible Notes. The total carrying value of the 6% Convertible Notes equaled $279.0 million which consisted of $289.3 million in principal and $1.4 million in accrued and unpaid interest reduced by $10.7 million in unamortized discount and $1.0 million in unamortized debt issuance costs. The total reacquisition price of the 6% Convertible Notes equaled $289.3 million which consisted of the $340.7 million fair value of the 10% Convertible Notes, $1.4 million in accrued and unpaid interest, and $1.2 million of fees paid to Noteholders as part of the amendment, reduced by $24.0 million, the fair value at March 31, 2020 of the embedded derivative relating to the equity classified conversion feature that is reclassified from additional paid in capital, $20.0 million cash received from the additional 10% Convertible Notes that were issued to New Enterprise Associates 10, Limited Partnership, and the $10.0 million issuance to Foris Ventures, LLC.
The new net carrying amount of the 10% Convertible Notes of $338.9 million, which consists of the $319.3 million principal of the 10% Convertible Notes, a $21.4 million premium paid for the 10% Convertible Notes less $1.8 million debt issuance costs was classified as non-current as of March 31, 2020. Furthermore, the $21.4 million deemed premium shall be amortized over the term of the 10% Convertible Notes using the effective interest method.
10% Notes due July 2024 - In June 2017, we issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature in 2024 and bear a 10.0% fixed rate of interest and with principal amortization started July 2019, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to us as servicing, operations and maintenance fees and administrative fees from certain active power purchase agreements in our Bloom Electrons program. Under the terms of the indenture governing the notes, we are required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. In addition, we are required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum debt service coverage ratio test does restrict our access to the excess cash escrowed in a collection account which would otherwise be released to us on a bi-annual basis after principal amortization and interest payment. The outstanding unpaid principal and accrued interest debt balance of the 10% Notes of $14.0 million and $14.0 million were classified as current as of March 31, 2020 and December 31, 2019, respectively and the outstanding unpaid principal and accrued interest debt balances of the 10% Notes of $69.2 million and $76.0 million were classified as non-current as of March 31, 2020 and December 31, 2019 respectively.
Non-recourse Debt Facilities
5.22% Senior Secured Term Notes - In March 2013, PPA Company II refinanced its existing debt by issuing 5.22% Senior Secured Notes due March 30, 2025. The total amount of the loan proceeds was $144.8 million, including $28.8 million to repay outstanding principal of existing debt, $21.7 million for debt service reserves and transaction costs and $94.3 million to fund the remaining system purchases. In June 2019, as part of the PPA II upgrade of Energy Servers, we paid off the outstanding debt and interest of these notes for the outstanding amount of $77.6 million. The Note Purchase Agreement debt service reserve balance of $11.2 million was written off in June 2019.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.8 million as of March 31, 2020 and December 31, 2019, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of our Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility was $32.5 million. In December 2019, as part of the PPA IIIa upgrade of Energy Servers, we paid off the outstanding debt and interest of these notes for the outstanding amount of $24.2 million. The credit agreement required us to maintain a debt service reserve for all funded systems, the balance of which was $1.8 million which was written off in December 2019.
6.07% Senior Secured Notes due March 2025 - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of our Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $8.1 million as of March 31, 2020 and $8.0 million as of December 31, 2019, and which was included as part of long-term restricted cash in the consolidated balance sheets.
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
Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of March 31, 2020 and December 31, 2019 was $5.0 million. The unused capacity as of March 31, 2020 and December 31, 2019 was $1.2 million.
Related Party Debt
Portions of the above described recourse and non-recourse debt are held by various related parties. See Note 16, Related Party Transactions for a full description.
Repayment Schedule and Interest Expense
The following table presents detail of our outstanding loan principal repayment schedule as of March 31, 2020 (in thousands):

Remainder of 2020 *	$86,493
2021	425,609
2022	26,046
2023	29,450
2024	35,941
Thereafter	77,148
$680,687
*Note that $70.0 million of this amount was due on or before September 1, 2020, but as it was repaid on May 1, 2020 with the proceeds from long-term debt, as described below, this amount has also been classified as long-term in the condensed consolidated balance sheet as of March 31, 2020. See Note 17, Subsequent Events for additional information.

Interest expense of $22.1 million and $23.4 million for the three months ended March 31, 2020 and 2019, respectively, was recorded in interest expense on the consolidated statements of operations.

8. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of March 31, 2020 and December 31, 2019 on our consolidated balance sheets were as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets
Prepaid expenses and other current assets	$—	$3
	$—	$3

Liabilities
Accrued expenses and other current liabilities	$1,943	$782
Derivative liabilities	15,472	8,459
	$17,415	$9,241
PPA Company V - In July 2015, PPA Company V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swaps were $183.7 million and $184.2 million as of March 31, 2020 and December 31, 2019, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We recorded a gain of $36,000 and a loss of $24,000 attributable to the change in valuation during both of the quarters ended March 31, 2020 and 2019, respectively, and were included in other income (expense), net in the consolidated statement of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$9,238	$3,548
Loss recognized in other comprehensive loss	8,356	2,130
Amounts reclassified from other comprehensive loss to earnings	(142)	61
Net loss recognized in other comprehensive loss	8,214	2,191
Gain recognized in earnings	(37)	(47)
Ending balance	$17,415	$5,692

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
For the quarter ended March 31, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contract and recorded an unrealized loss of $0.6 million and an unrealized gain of $0.4 million, respectively. For the three months ended March 31, 2020 and 2019, we recorded a realized gain of $1.0 million and realized gain of $0.5 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue on the consolidated statement of operations.
Embedded EPP Derivatives in Sales Contracts
Embedded EPP Derivatives in Sales Contracts - We estimated the fair value of the embedded Escalation Protection Plan ("EPP") derivatives in certain sales contracts using a Monte Carlo simulation model which considers various potential electricity price forward curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives. We recorded an unrealized gain of $0.3 million and an unrealized loss of $0.5 million attributable to the change in fair value for the three months ended March 31, 2020 and 2019, respectively. These gains and losses were included within loss on revaluation of embedded derivatives in the Consolidated Statements of Operations. The fair value of these derivatives was $5.9 million and $6.2 million as of March 31, 2020 and December 31, 2019, respectively.

9. Common Stock Warrants
Common Stock Warrants
During 2018, all of the preferred and common stock warrants we issued in connection with loan agreements and a dispute settlement converted to warrants to purchase shares of Class B common stock. As of March 31, 2020 and December 31, 2019, we had Class B common stock warrants outstanding to purchase 481,181 and 12,940 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively.
10. Income Taxes
For the three months ended March 31, 2020 and 2019, we recorded a provision for income taxes of $0.1 million on a pre-tax loss of $81.5 million for an effective tax rate of (0.2)%, and a provision for income taxes of $0.2 million on a pre-tax loss of $108.5 million for an effective tax rate of (0.2)%, respectively.
The effective tax impact for the three months ended March 31, 2020 and 2019 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
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

	Three Months Ended March 31,
	2020	2019
		As Restated
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(75,949)	$(104,920)
Denominator:
Weighted average shares of common stock, basic and diluted	123,763	111,842

Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.61)	$(0.94)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share attributable to common stockholders (diluted) for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2020	2019

Convertible and non-convertible redeemable preferred stock and convertible notes	40,723	27,241
Stock options to purchase common stock	4,993	5,190
	45,716	32,431
12. Stock-Based Compensation and Employee Benefit Plans

Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Bloom.
2002 Stock Plan
As of March 31, 2020, options to purchase 1,767,487 shares of Class B common stock were outstanding with a weighted average exercise price of $24.13 per share.
2012 Equity Incentive Plan
As of March 31, 2020, options to purchase 9,805,266 shares of Class B common stock were outstanding with a weighted average exercise price of $27.14 per share and no shares were available for future grant. As of March 31, 2020, we had outstanding RSUs that may be settled for 4,093,230 shares of Class B common stock under the plan.
2018 Equity Incentive Plan
As of March 31, 2020, options to purchase 5,933,885 shares of Class A common stock were outstanding with a weighted average exercise price of $9.31 per share and 2,919,204 shares of outstanding RSUs that may be settled for Class A common stock which were granted pursuant to the plan. As of March 31, 2020, we had 23,519,848 shares of Class A common stock available for future grant. No stock options were granted during the three months ended March 31, 2020.

Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of options:

	Three Months Ended March 31,
	2020	2019

Risk-free interest rate	—%	2.60% - 2.64%
Expected term (years)	0	6.3 - 6.6
Expected dividend yield	—	—
Expected volatility	—%	50.2%
The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
		As Restated

Cost of revenue	$5,507	$18,312
Research and development	6,096	14,230
Sales and marketing	3,890	11,512
General and administrative	7,526	23,768
	$23,019	$67,822
Stock-based Compensation - During the quarters ended March 31, 2020 and 2019, we recognized $23.0 million and $67.8 million of total stock-based compensation costs, respectively. During the quarters ended March 31, 2020 and 2019, we recognized $0.2 million and $3.9 million, respectively, of stock-based compensation expense previously capitalized in inventory and property, plant and equipment.
Stock Option and RSU Activity
The following table summarizes the stock option activity under our stock plans during the reporting period (in thousands), except per share amounts:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
December 31, 2019	17,837,316	$20.76	6.94	$14,964
Exercised	(110,949)	6.14
Cancelled	(219,729)	25.79
Balances at March 31, 2020	17,506,638	20.79	6.66	6,814
Vested and expected to vest at Current period end	16,856,937	21.20	6.57	6,071
Exercisable at Current period end	9,499,310	28.59	4.76	9
Stock Options - During the quarters ended March 31, 2020 and 2019, we recognized $5.6 million and $9.2 million of stock-based compensation costs for stock options, respectively.

We did not grant options for Class A common stock during the quarter ended March 31, 2020, and we granted 743,705 options for Class A and Class B common stock during the quarter ended March 31, 2019 and the weighted-average grant-date fair value of those awards was $11.38 per share.
As of March 31, 2020 and 2019, we had unrecognized compensation costs related to unvested stock options of $36.3 million and $65.8 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 2.4 years and 2.7 years, respectively. We had no excess tax benefits in the quarters ended March 31, 2020 and 2019. Cash received from stock options exercised totaled $0.7 million and $0.6 million ended March 31, 2020 and 2019, respectively.
A summary of our RSUs activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2019	10,112,266	$17.29
Granted	78,338	10.88
Vested	(3,010,606)	19.80
Forfeited	(167,564)	15.77
Balances at March 31, 2020	7,012,434	16.18
Restricted Stock Units (RSUs) - The estimated fair value of RSU awards is based on the fair value of our common stock on the date of grant.
During the quarters ended March 31, 2020 and March 31, 2019, we recognized $13.2 million and $51.0 million of stock-based compensation costs for RSUs, respectively.
As of March 31, 2020, we had $37.6 million of unrecognized stock-based compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average period of 1.3 years. As of March 31, 2019, we had $145.5 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense was expected to be recognized over a weighted average period of 1.3 years.
The following table presents the stock activity and the total number of RSUs available for grant under our stock plans as of March 31, 2020:

Plan Shares Available for Grant

Balances at December 31, 2019	17,233,144
Added to plan	6,263,315
Granted	(78,338)
Cancelled	385,766
Expired	(284,039)
Balances at March 31, 2020	23,519,848
2018 Employee Stock Purchase Plan
During the quarter ended March 31, 2020, we added an additional 1,494,819 shares for use under the 2018 ESPP. During the quarters ended March 31, 2020 and 2019, we recognized $2.9 million and $2.8 million of stock-based compensation costs for the ESPP, respectively. We issued 992,846 shares in the quarter ended March 31, 2020 and there were 3,532,380 shares available for issuance under the ESPP as of March 31, 2020. We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2018 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended March 31,
	2020	2019

Risk-free interest rate	1.51%	2.60% - 2.64%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—
Expected volatility	61.0%	50.2%
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
13. Power Purchase Agreement Programs
Overview
In mid-2010, we began offering our Energy Servers through our Bloom Electrons program, which we denote as Power Purchase Agreement Programs, financed via investment entities. Under these arrangements, an operating entity is created (the "Operating Company") which purchases our Energy Servers from us. The end customer then enters into a power purchase agreement ("PPA") with the Operating Company to purchase the power generated by our Energy Servers at a specified rate per kilowatt hour for a specified term which can range from 10 to 21 years. In some cases, similar to direct purchases and leases, the standard one-year warranty and performance guaranties are included in the price of the product. The Operating Company also enters into a master services agreement with us following the first year of service to extend the warranty services and guaranties over the term of the PPA. In other cases, the master services agreements including warranties and guaranties are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the Energy Server(s) and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized upfront in the same manner as direct purchase and lease transactions. Substantially all of our subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. We recognize the cost of revenue, primarily Energy Server depreciation and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.
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
The Operating Company sells the electricity to end customers under PPAs. Cash generated by the electricity sales, as well as receipts from any applicable government incentive program, are used to pay operating expenses (including the management and maintenance services we provide to maintain the Energy Servers over the term of the PPA) and to service the non-recourse debt with the remaining cash flows distributed to the Equity Investors. In transactions accounted for as sales-type leases, we recognize subsequent customer billings as electricity revenue over the term of the PPA and amortize any applicable government incentive program grants as a reduction to depreciation expense of the Energy Server over the term of the PPA. In transactions accounted for as operating leases, we recognize subsequent customer payments as electricity revenue and service revenue over the term of the PPA.
Upon sale or liquidation of a PPA Entity, distributions would occur in the order of priority specified in the contractual agreements.
We have established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase of our Energy Servers manufactured by us in our normal course of operations. All six PPA Entities utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies is non-recourse to us. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits. In 2016, we purchased the tax equity investor’s interest in PPA I, which resulted in a change in our ownership interest in PPA I while we continued to hold the controlling financial interest in this company. In 2019, we bought out the tax equity investors' interest in DSGH, the PPA II Investment Company, and admitted two new equity investors as a member of the PPA II Operating Company, retaining only a minor contingent future equity interest in the Operating Company. One of the new equity investors became the managing member which resulted in a change in our ownership interest in the Operating Company and discontinued our controlling financial interest in the PPA II Operating Company. In December 2019, we purchased the tax equity investors' interest in PPA IIIb, which resulted in a change in the ownership structure from a variable interest entity to a wholly owned subsidiary indirectly owned by us.
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
Overall Upgrade
We upgraded the existing 30 megawatts of Energy Servers used in the Original Project by replacing them with 27.5 megawatts of new Energy Servers. To effect the full upgrade we repurchased all of existing Energy Servers, the proceeds of which were used by DSGP to pay down the Project Debt and to enable Class A Holdco to buy out Mehetia’s interests. To finance the new Energy Servers used in the upgrade, DSGP raised capital from two new members: SP Diamond State Class B Holdings, LLC (“Class B Holdco”), a wholly owned subsidiary of Southern Power Company (“Southern”) and Assured Guaranty Municipal Corporation (“Class C Holdco”). The existing Energy Servers were removed after we repurchased them from DSGP, prior to selling and installing the new Energy Servers. The upgrade was done across two phases and was completed during December 2019.
Commercial Documents
We also entered into an operations and maintenance agreement for the ongoing care of all of the new Energy Servers (the “O&M Agreement”). The operations and maintenance fees under the O&M Agreement are paid on a fixed dollar per kilowatt basis.
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
PPA IIIb Upgrade of Energy Servers
Transaction Overview
As part of the PPA IIIb project established in 2013, Bloom, through a special purpose subsidiary (the “Project Company”), had previously entered into certain agreements for the purpose of developing, financing, owning, operating, maintaining and managing a portfolio of 5.4 megawatts of Energy Servers. On November 27, 2019, we entered into certain agreements through a wholly-owned subsidiary to (i) buy out the existing debt and equity investors in Project Company such that Project Company became indirectly wholly-owned by us, and (ii) upgrade 5.4 megawatts of the existing Energy Servers owned and managed by Project Company by selling and installing new Energy Servers. As of December 31, 2019, 5 megawatts of the PPA IIIb project had been decommissioned and written-off by us, with the remaining 0.4 megawatts decommissioned during the three months ended March 31, 2020.
PPA Entities' Activities Summary
The table below shows the details of the three Investment Companies' VIEs that were active during the first quarter of 2020 and their cumulative activities from inception to the periods indicated (dollars in thousands):

	PPA IIIa	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	10	21	40
Installed size (in megawatts)	10	19	37
Term of power purchase agreements (in years)	15	15	15
First system installed	Feb-13	Sep-14	Jun-15
Last system installed	Jun-14	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	90%	99%
Cash allocation to Equity Investor	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%	No flip	No flip
Equity Investor [1]	US Bank	Exelon Corporation	Exelon Corporation
Put option date [2]	1st anniversary of flip point	N/A	N/A
Company cash contributions	$32,223	$11,669	$27,932
Company non-cash contributions [3]	$8,655	$—	$—
Equity Investor cash contributions	$36,967	$84,782	$227,344
Debt financing	$44,968	$99,000	$131,237
Activity as of March 31, 2020:
Distributions to Equity Investor	$4,804	$7,052	$74,128
Debt repayment—principal	$8,736	$18,745	$10,419
Activity as of December 31, 2019:
Distributions to Equity Investor	$4,803	$6,692	$70,591
Debt repayment—principal	$6,631	$18,012	$9,453

[1] Investor name represents ultimate parent of subsidiary financing the project.
[2] Investor right on the certain date, upon giving us advance written notice, to sell the membership interests to us or resign or withdraw from the investment partnership.
[3] Non-cash contributions consisted of warrants that were issued by us to respective lenders to each PPA Entity, as required by such entity’s credit agreements. The corresponding values are amortized using the effective interest method over the debt term.

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

The noncontrolling interests in PPA IIIa are redeemable as a result of the put option held by the Equity Investors as of March 31, 2020 and December 31, 2019. At March 31, 2020, and December 31, 2019, the carrying value of redeemable noncontrolling interests of $0.1 million and $0.4 million, respectively, exceeded the maximum redemption value.
PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to us. The aggregate carrying values of our VIEs, including PPA IIIa, PPA IV and PPA V, for their assets and liabilities in our consolidated balance sheets, after eliminations of intercompany transactions and balances, were as follows (in thousands):

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$3,104	$1,894
Restricted cash	2,208	2,244
Accounts receivable	4,207	4,194
Customer financing receivable	5,170	5,108
Prepaid expenses and other current assets	2,212	3,587
Total current assets	16,901	17,027
Property and equipment, net	269,680	275,481
Customer financing receivable, non-current	49,446	50,747
Restricted cash	15,172	15,045
Other long-term assets	301	607
Total assets	$351,500	$358,907
Liabilities
Current liabilities:
Accounts payable	$—	$—
Accrued expenses and other current liabilities	2,058	1,391
Deferred revenue and customer deposits	662	662
Current portion of debt	11,109	12,155
Total current liabilities	13,829	14,208
Derivative liabilities	15,470	8,459
Deferred revenue	6,570	6,735
Long-term portion of debt	220,892	223,267
Other long-term liabilities	2,492	2,355
Total liabilities	$259,253	$255,024
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

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy's stand-alone, the PPA Entities combined and these consolidated balances as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Bloom Energy	PPA Entities	Consolidated	Bloom Energy	PPA Entities	Consolidated

Assets
Current assets	$445,994	$16,901	$462,895	$455,680	$17,027	$472,707
Long-term assets	515,114	334,599	849,713	508,004	341,880	849,884
Total assets	$961,108	$351,500	$1,312,608	$963,684	$358,907	$1,322,591
Liabilities
Current liabilities	$256,798	$2,720	$259,518	$234,328	$2,053	$236,381
Current portion of debt	15,117	11,109	26,226	325,428	12,155	337,583
Long-term liabilities	591,722	24,532	616,254	599,709	17,549	617,258
Long-term portion of debt	448,883	220,892	669,775	75,962	223,267	299,229
Total liabilities	$1,312,520	$259,253	$1,571,773	$1,235,427	$255,024	$1,490,451
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
During the quarters ended March 31, 2020 and 2019, rent expense for all occupied facilities was $2.1 million and $2.0 million, respectively.
Equipment Leases
Beginning in December 2015, we are a party to master lease agreements that provide for the sale of our Energy Servers to third parties and the simultaneous leaseback of the systems which we then sublease to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the three months ended March 31, 2020 and 2019.

At March 31, 2020, future minimum lease payments under operating leases and financing obligations were as follows (in thousands):

	Operating Leases Obligations	Financing Obligations	Sublease Payments[1]
Remainder of 2020	$5,457	$28,487	$(28,487)
2021	5,495	38,726	(38,726)
2022	4,168	39,680	(39,680)
2023	4,230	40,582	(40,582)
2024	4,356	38,442	(38,442)
Thereafter	17,913	117,592	(117,592)
Total lease payments	$41,619	303,509	$(303,509)
Less: imputed interest		(177,345)
Total lease obligations		126,164
Less: current obligations		(11,248)
Long-term lease obligations		$114,916
1 Sublease Payments primarily represents the fees received by the bank from our end customer for the electricity generated by our Energy Servers leased under our Managed Services and other similar arrangements, which also pay down our financing obligation to the bank.
Managed Services Financing Obligations - Our managed services arrangements are classified as capital leases and are recorded as financing transactions, while the sublease arrangements with the end customer are classified as operating leases. Payments received from the financier are recorded as financing obligations. These obligations are included in each agreements' contract value and are recorded as short-term or long-term liabilities based on the estimated payment dates. The long-term financing obligations were $443.4 million and $446.2 million as of March 31, 2020 and December 31, 2019, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point. We recognize revenue for the electricity generated by allocating the total proceeds of the sublease payments based on the relative standalone selling prices to electricity revenue and to service revenue.
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancelable. As of March 31, 2020 and December 31, 2019, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancelable.
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
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the consolidated statements of operations. We paid $5.7 million and $3.5 million for the quarter ended March 31, 2020 and 2019, respectively.
In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of our Energy Servers. The lenders have commitments to a letter of credit ("LC") facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the Debt Service Reserve Account. The amount reserved under the LC as of March 31, 2020 and December 31, 2019 was $5.0 million.
In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify SPDS for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit for this purpose. As of March 31, 2020, the balance of this cash-collateralized letter of credit was $108.7 million.

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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full-time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of March 31, 2020, we had 346 full time workers in Delaware and paid $127.8 million in cumulative compensation. As of December 31, 2019, we had 323 full time workers in Delaware and paid $120.1 million in cumulative compensation. We have so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, including up to $3.1 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of March 31, 2020, we paid $1.5 million for recapture provisions and have recorded $10.5 million in other long-term liabilities for potential recapture.
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
In June 2019, Messrs. Daubenspeck and Badger filed a complaint against our CEO and our former CFO in the United States District Court for the Northern District of Illinois, Case No. 1:19-cv-04305, asserting nearly identical claims as those in the pending arbitration discussed above. The lawsuit has been stayed pending the outcome of the arbitration. We believe the complaint to be without merit and, as a result, we have recorded no loss contingency related to this claim.
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
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act of 1933, as amended, for alleged misleading statements or omissions in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in connection with our July 25, 2018 initial public offering. On September 3, 2019, James Hunt was appointed as lead plaintiff and Levi & Korsinsky was appointed as plaintiff’s counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in our initial public offering, claims under Sections 10b and 20a of the Securities Exchange Act of 1934 and extending the class period to September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint adding claims under the Securities Act of 1933.  The Second Amended complaint also adds allegations pertaining to the Restatement and, as to claims under the Securities Exchange Act of 1934, extends the class period through February 12, 2020. We believe the complaint to be without merit and we intend to vigorously defend.
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
In September 2019, we received a books and records demand from purported Company stockholder Dennis Jacob (“Jacob Demand”). The Jacob Demand cites allegations from the September 17, 2019 report prepared by admitted short seller Hindenburg Research. In November 2019, we received a substantially similar books and records demand from the same law firm on behalf of purported Company stockholder Michael Bolouri (“Bolouri Demand” and, together with the Jacob Demand, the “Demands”). On January 13, 2020, Messrs. Jacob and Bolouri filed a complaint in the Delaware Court of Chancery to enforce the Demands in the matter styled Jacob v. Bloom Energy Corp., C.A. No. 2020-0023-JRS. On March 9, 2020, Messrs. Jacob and Bolouri filed an amended complaint in the Delaware Court of Chancery to add allegations regarding the restatement. A trial date for this matter has been set for December 7, 2020. We believe the complaint to be without merit.
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
16. Related Party Transactions
Our operations included the following related party transactions (in thousands):

	Three Months Ended March 31,
	2020	2019

Total revenue from related parties	$1,049	$813
Interest expense to related parties	1,366	1,612
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. For the quarter ended March 31, 2020 and 2019, we recognized related party total revenue of $1.0 million and $0.8 million, respectively. Accounts receivable from this joint venture was $0.4 million as of March 31, 2020 and $2.7 million as of December 31, 2019.
Debt to Related Parties
The following is a summary of our debt and convertible notes from investors considered to be related parties as of March 31, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
10% convertible promissory notes due December 2021 from related parties	$50,801	$—	$52,786	$52,786
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	36,232	2,439	30,597	33,036
Total debt from related parties	$87,033	$2,439	$83,383	$85,822

The following is a summary of our debt and convertible notes from investors considered to be related parties as of December 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$20,801	$20,801	$—	$20,801
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	38,337	3,882	31,088	34,970
Total debt from related parties	$59,138	$24,683	$31,088	$55,771
In November 2019, one related party note holder exchanged $6.9 million of their 6% Convertible Notes at the conversion price of $11.25 per share into 616,302 shares of common stock. On March 31, 2020, we issued $30.0 million new 10% Convertible Notes to two related party note holders. We repaid $2.1 million and $0.8 million of the non-recourse 7.5% term loan principal balance in the quarters ended March 31, 2020 and 2019, respectively, and we paid $0.7 million and $0.8 million of interest in the quarters ended March 31, 2020 and December 31, 2019, respectively. See Note 7, Outstanding Loans and Security Agreements for additional information on our debt facilities.

17. Subsequent Events
Senior Secured Notes Private Placement
On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes due 2027 (the “10.25% Senior Secured Notes”) in a private placement (the “Senior Secured Notes Private Placement”). The 10.25% Senior Secured Notes are governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantors party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes are secured by certain of our operations and maintenance agreements that previously were part of the security for the 6% Convertible Notes. We used the proceeds of this issuance to repay $70.0 million of our 10% Convertible Notes on May 1, 2020. The 10.25% Senior Secured Notes are supported by a $150.0 million Indenture between us and US Bank National Association which contains an accordion feature under for an additional $80.0 million of notes that can be issued within the next eighteen months.
Interest on the 10.25% Senior Secured Notes is payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Note plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Note upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Note at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Note, plus accrued and unpaid interest.
The amended 6% Convertible Notes and the $30.0 million new 10% Convertible Notes were all memorialized in the Amended and Restated Indenture between the Company and US National Bank dated April 20, 2020.
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

Overview
Restatement of Previously Issued Consolidated Financial Statements
We have restated our previously reported financial information as of and for the three months ended March 31, 2019 in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within Results of Operations and Liquidity and Capital Resources sections.
See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.
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

COVID-19 Pandemic
General
We have been and will continue monitoring and adjusting as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, notwithstanding government “shelter in place” orders, although we have closed our headquarters building in Santa Clara County, California, and directed employees - unless they are directly supporting essential manufacturing production operations, installation work or service and maintenance activities - to work from their homes. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Risk Factors - Risks Relating to Our Products and Manufacturing, Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
Sales
In some markets, we have experienced an increase in time to close new business as our customers deal with the impact of the COVID-19 pandemic.  Decision makers in organizations, such as education and entertainment, have shifted their focus to the immediate needs of the pandemic thus delaying their purchase decisions and capital outlays.  While there may ultimately be a reduction in electricity needs due to decrease in economic activity, the current impact is more aligned with a longer signature cycle.
Our ability to continue to expand our business both domestically and internationally and develop customer relationships also has been negatively impacted by current travel restrictions. Our marketing efforts historically have often involved customer visits to our manufacturing centers in California or Delaware, which we have suspended.
On the other hand, a significant portion of our customers are hospitals, healthcare companies, retailers and data centers. These industries are composed of essential businesses that still need the resiliency and reliability offered by our products. We have seen an increase in demand for our products in these sectors where the COVID-19 pandemic has highlighted the benefits of always-on, on-site power in times of disaster and uncertainty. In addition, the pandemic has had no effect on our business in the Republic of Korea.
We have also had some unique opportunities to deploy our systems on an emergency basis to support temporary hospitals. We believe deploying clean electrical power with no oxides of nitrogen (NOx) or sulfur (SOx) emissions, especially as atmospheric pollutants, is important for facilities preparing to treat a respiratory disease like COVID-19. As a result of this opportunity to introduce our products to more healthcare providers, demand for our products at some permanent hospitals has also increased.
Customer Financing
COVID-19 has not yet impacted our ability to obtain financing for our customers’ use of our products, but we believe that the economic downturn associated with the pandemic could have a negative impact on the sources of capital we have historically utilized. A majority of the installations we have planned in the United States in 2020 remain contingent on securing financing for our customers’ use of our Energy Servers at their sites, which may be increasingly difficult to obtain. Our general recent experience has been that financing parties have capital to deploy and are interested in financing our Energy Servers and, at present, revenue and cash have not been impacted by our inability to obtain financing for customer installations.
Our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers.  Some of our customers’ credit ratings have recently fallen, which may make it difficult for us to obtain financing for their use of an Energy Server. Although the impact of the COVID-19 pandemic on our ability to obtain financing for our customers’ use of our Energy Servers has not yet had a significant impact on our business, delays in obtaining financing for our Energy Servers would lead to a decrease in our revenue and cash. Furthermore, in cases where the inability to obtain financing only becomes apparent after we have installed an Energy Server, there would be no offsetting decrease in our expenses.
We have actively been working with new sources of capital that could finance projects. We believe the current environment may increase the time to solidify new relationships, and thus negatively impact the time required to achieve funding.
Liquidity and Capital Resources
We have implemented measures to preserve cash and enhance liquidity, including suspending salary increases and bonuses, instituting a company-wide hiring freeze, eliminating business travel, reducing capital expenditures, and delaying or eliminating discretionary spending. We are also focused on managing our working capital needs, maintaining as much flexibility as possible around timing of taking and paying for inventory and manufacturing our product while managing potential changes or delays in installations. However, there could be some impact to near-term working capital needs over the next two quarters as we have already committed to certain items with long lead-times.
While we do not expect that it will be necessary to access capital markets for cash to operate our business for the next 12 months and have extended the terms of the 10% Convertible Notes and 10% Constellation Note to December 2021, if the impact of COVID-19 to our business and financial position is more extensive than expected, we may need additional capital to enhance liquidity. Capital markets have been volatile and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, our existing debt has restrictive covenants that limit our ability to raise new debt or to sell assets, which would limit our ability to access liquidity by those means without obtaining consent from existing noteholders. The redemption penalty on our 10% Convertible Notes starting in October 2020 could also adversely affect our financial position if we are unable to access capital markets to refinance into reasonable terms. Refer to Note 7, Outstanding Loans and Security Agreements and Note 17, Subsequent Events - Senior Secured Notes Private Placement in Item 1, Financial Statements; Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources; and Risk Factors - Risks Relating to Our Liquidity, Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Operations and maintenance cash flows for certain PPAs, direct purchases and leases are pledged to the 10% Senior Secured Notes and 10.25% Senior Secured Notes. If there is delay in payment from customers, or if a customer does not renew a contract with us that we expected to be renewed, either event could adversely affect our ability to service existing debt, which could trigger a default if non-payment extends beyond the grace period. Even if we are able to sustain debt service payments, if we could not meet certain minimum debt service coverage ratio levels specified in our debt agreements, excess cash after the debt has been serviced could not be released to support our operations and would negatively affect our liquidity position.
Installations of Energy Servers
The COVID-19 pandemic has caused delays in some of our installations. Since we do not recognize revenue on the sales of our products until installation and acceptance, installation delays have a negative impact on our operating results. Our installations have been deemed “essential business” and allowed to proceed in many jurisdictions, which has allowed us to continue to install our Energy Servers to date. However, restrictions in some jurisdictions, such as New York and New Jersey, have required us to suspend our installations there.
In addition, we have experienced delays and interruptions to our installations where customers have shut down or otherwise limited access to their facilities. Diminished access to utilities has also contributed to installation delays, as our installations require both gas and electrical hook ups. In some states, utilities are currently refusing to work on our installations or issue permits, thereby delaying completion of the affected projects indefinitely.
Some of our backlog can only be deployed when the customer brings on sufficient load for our systems. Facility closings and diminished economic activity delay that load coming online, leading customers to postpone the completion of installations.
We use general contractors and sub-contractors, and need supplies of various types of ancillary equipment, for our installations. Some of our suppliers have had COVID-19 outbreaks among their workforces, which have caused installation delays. In addition, the availability and productivity of contractors, sub-contractors, and suppliers has generally been negatively impacted by social distancing requirements and other safety measures.
None of our installations in the quarter ended March 31, 2020 were impacted by COVID-19. Several installations scheduled for the next two quarters are currently impacted as the customer sites are closed, and either we are not being allowed on site or the local utility is refusing to come to our site to perform the required work so we can power up our Energy Server.
Manufacturing
As an essential business, we have continued to manufacture Energy Servers, but have adopted strict measures to keep our employees safe. These measures have decreased productivity to an extent, but our deployments, maintenance and installations have not yet been constrained by our current pace of manufacturing.
If we become aware of any cases of COVID-19 among our manufacturing employees, we would be required to shut down the applicable facility until it could be sanitized, which we believe would take anywhere from one to four days. Although this has not yet occurred, we believe there is a reasonable likelihood that it will in the future, which may cause delays in deployments of our Energy Servers.

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

Managed Services Financing

In a Managed Services financing, we enter into a Managed Services Agreement with a customer, pursuant to which the customer is able to use the Energy Server for a certain term. Under the Managed Services Agreement, the customer makes a monthly payment for the use of the Energy Server. The customer payment typically has two components: (i) a fixed monthly capacity-based payment and (ii) a performance-based payment based on the output of electricity that month from the Energy Server. The fixed capacity-based payments made by the customer under the Managed Services Agreement are applied toward our obligation to pay down our liability under the master lease with the financier. The performance payment is transferred to us as compensation for operations and maintenance services and recorded as services revenue within the consolidated statements of operations. In some cases, the customer’s monthly payment consists solely of the first component, a fixed monthly capacity-based payment.
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
In each Power Purchase Agreement, we sell our Energy Servers to an Operating Company which sells the electricity generated by the Energy Servers to the ultimate end customers pursuant to a Power Purchase Agreement, energy services agreement, or similar contract. Because the end customer's payment is stated on a dollar-per-kilowatt-hour basis, we refer to these agreements as Power Purchase Agreements ("PPAs"). Currently, our offerings for PPA Programs primarily include our Third-Party PPA Programs pursuant to which we recognize revenue on acceptance. Through 2017, as part of our PPA Programs, we had also offered the Bloom Electrons Program which included an equity investment by us in the Operating Company and in which we recognized revenue as the electricity was produced. For further discussion on our Bloom Electrons Programs, see Note 13, Power Purchase Agreement Programs, in Item 1, Financial Statements.
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
As of December 31, 2019, we had incurred no liabilities due to failure to repair or replace Energy Servers pursuant to these warranties. Our obligation to make payments for underperformance against the performance guaranties for Power Purchase Agreement projects was capped at an aggregate total of approximately $75.4 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $59.8 million.
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
Both the upfront purchase price for the Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar-per-kilowatt basis.
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
Administration of Operating Companies - In each of the Bloom Electrons programs, we perform certain administrative services on behalf of the applicable Operating Company, including invoicing the end customers for amounts owed under the PPAs, administering the cash receipts of the Operating Company in accordance with the requirements of the financing arrangements, interfacing with applicable regulatory agencies, and other similar obligations. We are compensated for these services on a fixed dollar-per-kilowatt basis.
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
We have determined that we are the primary beneficiary in the PPA Entities, subject to reassessments performed as a result of upgrade transactions (see Note 13, Power Purchase Agreement Programs, in Item 1, Financial Statements. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our consolidated financial statements. We recognize the tax equity investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest. Our consolidated statements of cash flows reflect cash received from these investors as proceeds from investments by noncontrolling interests in subsidiaries. Our consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these investors as distributions payable to noncontrolling interests in subsidiaries on our consolidated balance sheets. However, the PPA Entities are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the PPA Entities except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rate of return to the tax equity investors, or otherwise.
For further information about our Power Purchase Agreement Programs, see Note 13, Power Purchase Agreement Programs, in Item 1, Financial Statements.
Delivery and Installation
The timing of delivery and installations of our products have a significant impact on the timing of the recognition of product revenue. Many factors can cause a lag between the time that a customer signs a purchase order and our recognition of product revenue. These factors include the number of Energy Servers installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, and customer facility construction schedules. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, including delays in their obtaining financing. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets the timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize. For our installations, revenue and cost of revenue can fluctuate significantly on a periodic basis depending on the timing of acceptance and the type of financing used by the customer. As described in the Power Purchase Agreement Programs section above, we offered the Bloom Electrons purchase program through the end of 2016 and no longer offer this financing structure to potential customers.
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
The Republic of Korea. In 2018, Bloom Energy Japan consummated a sale of Energy Servers in the Republic of Korea to Korea South-East Power Company. Following this sale, we entered into a Preferred Distributor Agreement with SK Engineering & Construction Co., Ltd. ("SK E&C") to enable us to sell directly into the Republic of Korea.
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
Under the terms of the Preferred Distributor Agreement, we (or our subsidiary) contract directly with the customer to provide operations and maintenance services for the Energy Servers. We have established a subsidiary in the Republic of Korea, Bloom Energy Korea, LLC, to which we subcontract such operations and maintenance services. The terms of the operations and maintenance are negotiated on a case-by-case basis with each customer, but are generally expected to provide the customer with the option to receive services for at least 10 years, and for up to the life of the Energy Servers.
SK E&C Joint Venture Agreement. In September 2019, we entered into a joint venture agreement with SK E&C to establish a light-assembly facility in the Republic of Korea for sales of certain portions of the Bloom Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us. We expect the facility to be operational by mid-2020 subject to the completion of certain conditions precedent to the establishment of the joint venture company. Other than a nominal initial capital contribution by Bloom, the joint venture will be funded by SK E&C. SK E&C, who currently acts as a distributor for Bloom Servers for the stationary utility and commercial and industrial market in the Republic of Korea, will be the primary customer for the products assembled by the joint venture.
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
As of March 31, 2020, we had not yet completed the sale of any Energy Servers in connection with the New York Community Distributed Generation program.
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

Comparison of the Three Months Ended March 31, 2020 and 2019
Acceptances
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
The product acceptances in the periods were as follows:

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

Product accepted during the period (in 100 kilowatt systems)	256	235	21	8.9%
Product accepted increased by approximately 21 systems, or 8.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Acceptance volume increased as we installed more systems from backlog as demand increased for our Bloom Energy servers, in addition to enhancing our ability and capacity to install more energy servers with our installation team.
As discussed in the Purchase and Lease Programs above, our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	98%	95%
Managed Services	2%	5%
	100%	100%

As discussed in the Purchase and Lease Programs above, our customers have several purchase options for our Energy Servers. The portion of total revenue attributable to each purchase option in the period was as follows:

	Three Months Ended March 31,
	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	85%	81%
Traditional Lease	1%	1%
Managed Services	7%	6%
Bloom Electrons	7%	12%
	100%	100%
Billings Related to Our Products

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Billings for product accepted in the period	$111,771	$106,729	$5,042	4.7%
Billings for installation on product accepted in the period	14,611	14,463	148	1.0%
Billings for annual maintenance services agreements	20,219	17,620	2,599	14.8%
Billings for product accepted increased by approximately $5.0 million, or 4.7%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily driven by the increase in product accepted. Product accepted increased by approximately 21 systems, or 8.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Billings for installation on product accepted increased $0.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Although product acceptances in the period increased 8.9%, billings for installation on product accepted increased 1.0% due to the mix in installation billings driven by site complexity, site size, customer financing option, personalized applications and customer option to complete the installation of our Energy Servers themselves. Billings for annual maintenance service agreements increased $2.6 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was driven primarily by the increase in our installed base.
Costs Related to Our Products

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

Product costs of product accepted in the period	$2,514/kW	$3,206/kW	$(692)/kW	(21.6)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$6,354	$6,937	$(583)	(8.4)%
Installation costs on product accepted in the period	$784/kW	$676/kW	$108/kW	16.0%
Product costs of product accepted decreased by approximately $692 per kilowatt, or 21.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses decreased by approximately $0.6 million, or 8.4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Our period costs of manufacturing related expenses decreased primarily as a result of higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization.

Installation costs on product accepted increased by approximately $108 per kilowatt, or 16.0%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, customer option to complete the installation of our Energy Servers themselves. As such, installation on a per kilowatt basis can vary significantly from period-to-period.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three months ended March 31, 2020 and 2019 is presented below.
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
		As Restated
	(dollars in thousands)
Product	$99,559	$90,926	$8,633	9.5%
Installation	16,618	12,219	4,399	36.0%
Service	25,147	23,467	1,680	7.2%
Electricity	15,375	20,389	(5,014)	(24.6)%
Total revenue	$156,699	$147,001	$9,698	6.6%
Total Revenue
Total revenue increased by approximately $9.7 million, or 6.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was driven primarily by the increase in product acceptances of approximately 21 systems, or 8.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, offset partially by the decrease in electricity revenue which was a result of the decommissioning and deconsolidation of the existing Energy Servers during the PPA II upgrade of Energy Servers. Electricity revenue is driven from our former Bloom Electrons program, which included PPA II. When these PPAs were decommissioned, we no longer recognized electricity revenue for them.
Product Revenue
Product revenue increased by approximately $8.6 million, or 9.5%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was driven by the increase in product acceptances of approximately 21 systems, or 8.9%, for the three months ended March 31, 2020.
Installation Revenue
Installation revenue increased by approximately $4.4 million, or 36.0%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was driven by the increase in product acceptances of approximately 21 systems, or 8.9%, for the three months ended March 31, 2020 and due to the change in mix of installations driven by international sales, where our partners perform the installation, as well as site complexity, site size, customer financing option, and customer option to complete the installation of our Energy Servers themselves.
Service Revenue
Service revenue increased by approximately $1.7 million, or 7.2% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue decreased by approximately $5.0 million, or 24.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to a reduction in electricity revenues resulting from the decommissioning and deconsolidation of the existing Energy Servers during the PPA II upgrade of Energy Servers. Electricity revenue is driven from our former Bloom Electrons program, which included PPA II, as well as from our Managed Services agreements. When PPAs are decommissioned, we no longer recognize electricity revenue for them.

Cost of Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
		As Restated
	(dollars in thousands)
Cost of revenue:
Product	$72,489	$88,772	$(16,283)	(18.3)%
Installation	20,779	15,760	5,019	31.8%
Service	30,970	27,921	3,049	10.9%
Electricity	12,530	12,984	(454)	(3.5)%
Total cost of revenue	$136,768	$145,437	$(8,669)	(6.0)%
Total Cost of Revenue
Total cost of revenue decreased by approximately $8.7 million, or 6.0%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Included as a component of total cost of revenue, stock-based compensation decreased approximately $12.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Total cost of revenue, excluding stock-based compensation, increased approximately $4.1 million, or 3.3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 driven by the increase in product acceptances of approximately 21 systems, and due to the increase in service cost of revenue from an increased installed base.
Cost of Product Revenue
Cost of product revenue decreased by approximately $16.3 million, or 18.3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Included as a component of cost of product revenue, stock-based compensation decreased approximately $11.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Cost of product revenue, excluding stock-based compensation, decreased approximately $4.4 million, or 5.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 despite an increase in product acceptances due to ongoing cost reduction efforts to reduce material, labor and overhead costs.
Cost of Installation Revenue
Cost of installation revenue increased by approximately $5.0 million, or 31.8%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the increase in product acceptances of approximately 21 systems, or 8.9%, for the three months ended March 31, 2020 and due to the change in mix of installations driven by site complexity, size, location of gas, and customer option to complete the installation of our Energy Servers themselves.
.
Cost of Service Revenue
Cost of service revenue increased by approximately $3.0 million, or 10.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed and renewed.
Cost of Electricity Revenue
Cost of electricity revenue decreased by approximately $0.5 million, or 3.5%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, mainly due to the decommissioning and deconsolidation of Energy Servers associated with the PPA II upgrade of Energy Servers in 2019 , offset by the increase in MSA acceptances which result in costs of electricity revenue recognized over the period of the related agreement.

Gross Profit (Loss)

	Three Months Ended March 31,		Change
	2020	2019
		As Restated
	(dollars in thousands)
Gross profit:
Product	$27,070	$2,154	$24,916
Installation	(4,161)	(3,541)	(620)
Service	(5,823)	(4,454)	(1,369)
Electricity	2,845	7,405	(4,560)
Total gross profit	$19,931	$1,564	$18,367

Gross margin:
Product	27%	2%
Installation	(25)%	(29)%
Service	(23)%	(19)%
Electricity	19%	36%
Total gross margin	13%	1%
Total Gross Profit
Gross profit improved $18.4 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Included as a component of total cost of revenue, stock-based compensation decreased approximately $12.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Total gross profit, excluding stock-based compensation, increased approximately $5.6 million, or 28.0%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 due to the increase in product acceptances and lower product cost driven by ongoing cost reduction activities.
Product Gross Profit
Product gross profit increased $24.9 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Excluding stock-based compensation, product gross profit increased $13.0 million, or 76.3% in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was generally due to the increase in product acceptances and lower product cost driven by ongoing cost reduction activities.
Installation Gross Loss
Installation gross loss decreased $0.6 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Excluding stock-based compensation, install gross loss increased $1.7 million, or 103.6% in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 driven by the increase in acceptances.
Service Gross Loss
Service gross loss increased $1.4 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to an increase in service cost driven primarily by the timing of our service schedule for power module replacements required in our fleet of installed Energy Servers.
Electricity Gross Profit
Electricity gross profit decreased $4.6 million, or 61.6% in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, mainly due to the decommissioning of Energy Servers associated with the PPA II upgrade in 2019.

Operating Expenses

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
		As Restated
	(dollars in thousands)
Research and development	$23,279	$28,859	$(5,580)	(19.3)%
Sales and marketing	13,949	20,373	(6,424)	(31.5)%
General and administrative	29,098	39,074	(9,976)	(25.5)%
Total operating expenses	$66,326	$88,306	$(21,980)	(24.9)%
Total Operating Expenses
Total operating expenses decreased $22.0 million, or 24.9%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Included as a component of total operating expenses, stock-based compensation expenses decreased approximately $32.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in stock-based compensation expense is primarily attributable to a lower stock-based compensation charge attributed to a one-time employee grant of restricted stock units ("RSUs") awarded prior to IPO with a performance condition of an IPO of the Company's securities. These RSUs have a two-year vesting period starting on the day of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. These RSUs will complete their vesting in July of 2020, and the stock-based compensation charge associated with these RSUs decreases quarter-over-quarter until the final vesting date. In addition to the one-time grant, the stock-based compensation includes some previously granted RSUs with vesting beginning upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $10.0 million, or 25.8%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation servers and customer personalized application technology development, expenses related to our demand generation functions and expenses related to our public company readiness. The increase also includes one-time expenses associated with restatement related expenses.
Research and Development
Research and development expenses decreased by approximately $5.6 million, or 19.3%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Included as a component of research and development expenses, stock-based compensation expenses decreased by approximately $8.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Total research and development expenses, excluding stock-based compensation, increased by approximately $2.6 million, or 17.5%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to compensation-related expenses for hiring new employees and investments made for our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrid and storage solutions, and new fuel solutions utilizing biogas.
Sales and Marketing
Sales and marketing expenses decreased by approximately $6.4 million, or 31.5%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Included as a component of sales and marketing expenses, stock-based compensation expenses decreased by approximately $7.6 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Total sales and marketing expenses, excluding stock-based compensation, increased by approximately $1.2 million, or 13.5%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to attract new customer financing partners.

General and Administrative
General and administrative expenses decreased by approximately $10.0 million, or 25.5%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Included as a component of general and administrative expenses, stock-based compensation expenses decreased by approximately $16.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Total general and administrative expenses, excluding stock-based compensation, increased by approximately $6.3 million, or 40.9% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in general and administrative expenses was mainly due to increased personnel costs and fees for restatement related expenses.

Stock-Based Compensation

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
		As Restated
	(dollars in thousands)
Cost of revenue	$5,507	$18,312	$(12,805)	(69.9)%
Research and development	6,096	14,230	(8,134)	(57.2)%
Sales and marketing	3,890	11,512	(7,622)	(66.2)%
General and administrative	7,526	23,768	(16,242)	(68.3)%
Total stock-based compensation	$23,019	$67,822	$(44,803)	(66.1)%
Total stock-based compensation decreased $44.8 million, or 66.1%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Of the $23.0 million in stock-based compensation for the three months ended March 31, 2020, approximately $6.7 million was related to one-time employee grants of RSUs that were issued at the time of our IPO and that have a two-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon the completion of our IPO.
Other Income and Expense

	Three Months Ended March 31,		Change
	2020	2019
		As Restated
	(in thousands)
Interest income	$819	$1,885	$(1,066)
Interest expense	(20,754)	(21,800)	1,046
Interest expense, related parties	(1,366)	(1,612)	246
Other income (expense), net	(8)	265	(273)
Loss on extinguishment of debt	(14,098)	—	(14,098)
Gain (loss) on revaluation of embedded derivatives	284	(540)	824
Total	$(35,123)	$(21,802)	$(13,321)
Total Other Expense
Total other expense increased $13.3 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to the loss on extinguishment of debt of $14.1 million.
Interest Income
Interest income decreased $1.1 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was primarily due to the decrease in cash balances.

Interest Expense
Interest expense decreased $1.0 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was primarily due to lower amortization expense of our debt derivatives and a decrease in interest expense with the debt buy-out due to the PPA II and PPA IIIb upgrades.
Interest Expense, Related Parties
Interest expense, related parties decreased $0.2 million the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 due to the conversion of $40.1 million of our 8% Notes from related parties into equity at the time of the IPO.
Other Income (Expense), net
Other income (expense), net increased $0.3 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to changes in foreign currency translation expense.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $14.1 million was recorded in the three months ended March 31, 2020. There was no debt extinguishment in the three months ended March 31, 2019.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain on revaluation of embedded derivatives increased $0.8 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to the change in fair value of our sales contracts EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax provision	$124	$208	$(84)	(40.4)%
Income tax provision decreased in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(5,693)	$(3,832)	$(1,861)	(48.6)%
Total loss attributable to noncontrolling interests increased $1.9 million, or 48.6%, in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The net loss increased due to increased losses in our PPA Entities which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of March 31, 2020, we had an accumulated deficit of approximately $3.0 billion. We have financed our operations, including the costs of acquisition and installation of Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our common stock, debt financings and cash generated from our operations. As of March 31, 2020, we had $443.4 million of total outstanding recourse debt, $237.3 million of non-recourse debt and $28.5 million of other long-term liabilities. See Note 7, Outstanding Loans and Security Agreements, in Item 1, Financial Statements for a complete description of our outstanding debt. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $180.3 million and $202.8 million, respectively.
In March 2020, we successfully extended the maturity of our outstanding 10% Convertible Notes, our 10% Constellation Note and additionally entered into a note purchase agreement to issue $70.0 million of 10.25% Senior Secured Notes due 2027 in a private placement that was subsequently completed on May 1, 2020. The combination of our existing cash and cash equivalents, the extension of the 10% Convertible Notes and 10% Constellation Note modification to December 2021, and the proceeds from the 10.25% Senior Secured Notes are expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for at least the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q. As of March 31, 2020, the current portion of our total debt is $26.2 million.
For additional information refer to Note 7, Outstanding Loans and Security Agreements, in Item 1, Financial Statements.
Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our products, the timing of receipt by us of distributions from our PPA Entities and overall economic conditions including the impact of COVID-19 on our future operations, as described in the COVID-19 Pandemic section above. We do not expect to receive significant cash distributions from our PPA Entities. For additional information refer to Note 13, Power Purchase Agreement Programs, in Item 1, Financial Statements.
Cash Flows
A summary of our sources and uses of cash, cash equivalents and restricted cash is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
		As Restated
Net cash provided by (used in):
Operating activities	$(27,948)	$(9,845)
Investing activities	(12,360)	91,706
Financing activities	16,839	7,588
Net cash provided by (used in) our variable interest entities (the PPA Entities) which are incorporated into the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

PPA Entities ¹
Net cash provided by PPA operating activities	$10,258	$15,490
Net cash used in PPA financing activities	(8,957)	(9,595)

1 The PPA Entities' operating and financing cash flows are a subset of our consolidated cash flows and represents the stand-alone cash flows prepared in accordance with U.S. GAAP. Operating activities consist principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. Financing activities consist primarily of changes in debt carried by our PPAs, and payments from and distributions to noncontrolling partnership interests. We believe this presentation of net cash provided by

(used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.
Operating Activities
Net cash used by operating activities for the three months ended March 31, 2020 was $27.9 million and was primarily the result of net cash loss of $26.5 million plus the net increase in working capital of $1.5 million. Net cash loss is primarily comprised of a net loss of $81.6 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of $13.0 million; (ii) a loss on revaluation of derivative contracts of $0.2 million; (iii) stock-based compensation of $23.0 million; (iv) net loss on extinguishment of debt of $14.1 million; and (v) amortization of debt issuance cost of $4.8 million. Net cash used by changes in working capital consisted primarily of increases in: (i) deferred cost of revenue of $19.5 million; and (ii) other long-term assets of $2.9 million. These uses of cash from working capital were mostly offset by decreases in: (i) accounts receivable of $2.1 million; (ii) inventories of $2.1 million; (iii) customer financing receivable of $1.2 million; (iv) prepaid expenses and other current assets of $3.1 million; plus increases in: (vi) accounts payable of $4.8 million; accrued warranty of $0.7; (vii) accrued expenses and other current liabilities of $0.5 million; (viii) deferred revenue and customer deposits of $5.3 million, and (ix) other long-term liabilities of $1.2 million.
Net cash used in operating activities for the three months ended March 31, 2019 was $9.8 million and was the result of net cash loss of $21.4 million partially offset by the net increase in working capital of $11.6 million. Net cash loss is primarily comprised of a net loss of $108.8 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of approximately $14.2 million; (ii) stock-based compensation of $67.8 million; and (iii) amortization of debt issuance cost of $5.2 million. Net cash provided from changes in working capital consisted primarily of decreases in: (i) accounts receivable of $4.1 million; (ii) inventory of $11.1 million; and (iii) customer financing receivable and other of $1.3 million; (iv) prepaid expenses and other current assets of $6.6 million; plus an increase in: (v) deferred revenue and customer deposits of $1.2 million; and (vi) other long term liabilities of $4.2 million. These sources of cash from working capital were partially offset by increases in: (i) deferred cost of revenue of $11.1 million; and (ii) other long-term assets of $0.4 million; plus decreases in: (iv) accounts payable of $2.5 million; (v) accrued warranty of $2.7 million; and (vi) accrued expenses and other current liabilities of $0.4 million.
Investing Activities
Net cash used by investing activities in the three March 31, 2020 was $12.4 million entirely related to the purchase of long-lived assets.
Net cash provided by investing activities in the three March 31, 2019 was $91.7 million which was primarily the result of net proceeds from maturities of marketable securities of $104.5 million, partially offset by $12.8 million used for the purchase of long-lived assets.
Financing Activities
Net cash provided by financing activities in the three March 31, 2020 was $16.8 million which included borrowings from issuance of debt to related parties of $30.0 million and proceeds from issuance of common stock of $4.8 million. This was partially offset by distributions paid to our PPA Equity Investors of $4.3 million, repayments of debt of $11.2 million, and repayment of financing obligation of $2.5 million.
Net cash provided by financing activities in the three March 31, 2019 was $7.6 million and resulted primarily from proceeds from the issuance of common stock of $7.5 million and the net proceeds from financing obligations of $9.1 million, partially offset by distributions paid to our PPA Equity Investors of $3.2 million, and repayments of long-term debt of $5.8 million.

Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$1,143	$1,117	$—	$1,117	$—
10% convertible promissory Constellation note due December 2021	36,940	—	40,709	40,709	—
10% convertible promissory notes due December 2021 *	319,299	—	338,944	338,944	—
10% notes due July 2024	86,000	14,000	69,230	83,230	—
Total recourse debt	443,382	15,117	448,883	464,000	—
7.5% term loan due September 2028	36,232	2,439	30,597	33,036	—
6.07% senior secured notes due March 2030	80,255	3,330	75,989	79,319	—
LIBOR + 2.5% term loan due December 2021	120,818	5,340	114,306	119,646	—
Letters of Credit due December 2021	—	—	—	—	1,220
Total non-recourse debt	237,305	11,109	220,892	232,001	1,220
Total debt	$680,687	$26,226	$669,775	$696,001	$1,220
* Note that $70.0 million of this amount was due on or before September 1, 2020, but as it was repaid on May 1, 2020 with the proceeds from long-term debt, as described below, this amount has also been classified as long-term in the condensed consolidated balance sheet as of March 31, 2020. See Note 17, Subsequent Events for additional information.
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of March 31, 2020 and December 31, 2019.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - In May 2013, we entered into a $5.0 million credit agreement and a $12.0 million financing agreement to help fund the building of a new facility in Newark, Delaware. The $5.0 million credit agreement expired in December 2016. The $12.0 million financing agreement has a term of 90 months, payable monthly at a variable rate equal to one month LIBOR plus the applicable margin. The weighted average interest rate as of March 31, 2020 and December 31, 2019 was 5.7% and 6.3%, respectively. The loan requires monthly payments and is secured by the manufacturing facility. In addition, the credit agreements also include a cross-default provision which provides that the remaining balance of borrowings under the agreements will be due and payable immediately if a lien is placed on the Newark facility in the event we default on any indebtedness in excess of $100,000 individually or $300,000 in the aggregate. Under the terms of these credit agreements, we are required to comply with various restrictive covenants. As of March 31, 2020 and December 31, 2019, the unpaid principal balance of debt outstanding was $1.1 million and $1.6 million, respectively.
10% Constellation Convertible Promissory Note due 2021 (originally 8% Convertible Promissory Notes) - Between December 2014 and June 2016, we issued $193.2 million of three-year convertible promissory notes ("8% Notes") to certain investors. The 8% Notes had a fixed interest rate of 8% compounded monthly, due at maturity or at the election of the investor with accrued interest due in December of each year.
On January 18, 2018, amendments were finalized to extend the maturity dates for all the 8% Notes to December 2019. At the same time, the portion of the notes that was held by Constellation NewEnergy, Inc. ("Constellation") was extended to December 2020 and the interest rate decreased from 8% to 5% ("5% Notes").
Investors held the right to convert the unpaid principal and accrued interest of both the 8% Notes and 5% Notes to Series G convertible preferred stock at any time at the price of $38.64 per share. In July 2018, upon our IPO, the $221.6 million of principal and accrued interest of outstanding 5% Notes automatically converted into additional paid-in capital, the conversion of which included all the related-party noteholders. The 5% Notes converted to shares of Series G convertible preferred stock and, concurrently, each such share of Series G convertible preferred stock converted automatically into one share of Class B common stock. Upon our IPO, conversions of 5,734,440 shares of

Class B common stock were issued and the 5% Notes were retired. Constellation, the holder of the 5% Notes ("5% Constellation Note"), has not elected to convert as of March 31, 2020.
On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”) which amended the terms of the 5% Constellation Note to extend the maturity date to December 31, 2021 and increased the interest rate from 5% to 10% ("10% Constellation Note"). Additionally, the debt is convertible at the option of Constellation into common stock at any time through the maturity date. We further amended the 10% Constellation Note by reducing the strike price on the conversion feature from $38.64 per share to $8.00 per share. If we fail to meet certain conditions under the Constellation Note Modification Agreement, including obtaining stockholder approval prior to September 1, 2020, the interest rate will be increased to 18% per year. At any time, we may redeem the 10% Constellation Note, at our option, at a redemption price equal to the principal amount of the 10% Constellation Note outstanding, plus a certain percentage, determined based on the time of redemption of accrued and unpaid interest as of the redemption date, plus the aggregate sum of all discounted remaining scheduled interest payments. The discount rate that shall be applied to all remaining scheduled interest payments shall be determined based on the Treasury Rate in effect as of the redemption date, plus 50 basis points, multiplied by the applicable percentage in effect as of the redemption date.
We evaluated the Constellation Note Modification Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and 470-50, Debt - Modifications and Extinguishments, and concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, the 10% Constellation Note, which consisted of $33.1 million in principal and $3.8 million in accrued and unpaid interest, was extinguished and the 10% Constellation Note was recorded at their fair market value which equaled $40.7 million. The difference between the fair market value of the 10% Constellation Note and the carrying value of the 5% Constellation Note of $3.8 million has been recorded, as of March 31, 2020, as a loss on extinguishment of debt in the Condensed Consolidated Statement of Operations.
The new carrying amount of the 10% Constellation Note of $40.7 million, which consists of the $36.9 million principal amount of the 10% Constellation Note and a $3.8 million deemed premium paid for the 10% Constellation Note, was classified as non-current as of March 31, 2020. Furthermore, the $3.8 million deemed premium shall be amortized over the term of the 10% Constellation Note using the effective interest method.
10% Convertible Promissory Notes due December 2021 (Originally 5% Convertible Promissory Notes) - Between December 2015 and September 2016, we issued $260.0 million convertible promissory notes due December 2020, ("5% Convertible Notes") to certain investors (each a "Noteholder" and collectively, the "Noteholders"). The 5% Convertible Notes bore a 5.0% fixed interest rate, payable monthly either in cash or in kind, at our election. We amended the terms of the 5% Convertible Notes in June 2017 to increase the interest rate from 5% to 6% and to reduce the collateral securing the notes ("6% Convertible Notes"). In November 2019, one Noteholder exchanged a portion of their 6% Convertible Notes at the conversion price of $11.25 per share into 616,302 shares of common stock.
The 6% Convertible Notes contained a conversion feature in which the strike price was determined by applying a specified discount to the price of our stock upon a qualified initial public offering. Until the occurrence of a qualified public offering, the number of shares required to settle this conversion feature could not be determined. Accordingly, this conversion feature was bifurcated from the 6% Convertible Notes and accounted for as a derivative liability in accordance with ASC 815, Derivatives and Hedging. Since the amendments to the 6% Convertible Notes were accounted for as a modification of terms, the derivative liability remained as a separate financial instrument from the 6% Convertible Notes that was separately accounted for with changes in fair value being recognized in earnings. Upon our initial public offering in July 2018, the conversion terms became fixed and met all of the requirements for equity classification. Accordingly, we reclassified the conversion feature from a derivative liability to additional paid in capital. The fair value of the embedded derivative was $178.0 million upon classification.
On March 31, 2020, we entered into an Amendment Support Agreement (the “Amendment Support Agreement”) with the Noteholders of our outstanding 6% Convertible Notes pursuant to which such Noteholders agreed to extend the maturity date of the outstanding 6% Convertible Notes to December 1, 2021 and increase the interest rate from 6% to 10%, ("10% Convertible Notes"). Additionally, the debt is convertible at the option of the Noteholders into common stock at any time through the maturity date and we further amended the 10% Convertible Notes by reducing the strike price on the conversion feature from $11.25 to $8.00 per share. In conjunction with entering into the Amendment Support Agreement, on March 31, 2020, we also entered into a Convertible Note Purchase Agreement (the “10% Convertible Note Purchase Agreement”) and issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes to Foris Ventures, LLC, a new Noteholder, and New Enterprise Associates 10, Limited Partnership, an existing Noteholder. The Amendment Support Agreement required that we repay at least $70.0 million of the 10% Convertible Notes on or before September 1, 2020. In return, collateral would be released to support the collateral required under the 10.25% Senior Secured Notes. In addition, 50% of the proceeds from the consummation of certain transactions, including equity offerings or additional indebtedness, will be applied to redeem the 10% Convertible Notes at a redemption price equal to (i) 100% of the principal amount of the 10% Convertible Notes, plus (ii) accrued and unpaid interest, plus (iii) a certain percentage, determined based on the time of redemption of aggregate sum of all discounted remaining scheduled interest payments. The discount rate to determine the present value decreases, creating a redemption penalty, if redemption occurs after October 21, 2020. The Amended Convertible Notes and the $30.0 million in New Convertible Notes are all reflected in the Amended and Restated Indenture between the Company and US Bank National Association dated April 20, 2020.
We evaluated the Amendment Support Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and 470-50, Debt - Modifications and Extinguishments, and concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, we recorded a $10.3 million loss on extinguishment of debt in the condensed consolidated statement of operations, which was calculated as the difference between the reacquisition price of the 6% Convertible Notes and the carrying value of the 6% Convertible Notes. The total carrying value of the 6% Convertible Notes equaled $279.0 million which consisted of $289.3 million in principal and $1.4 million in accrued and unpaid interest reduced by $10.7 million in unamortized discount and $1.0 million in unamortized debt issuance costs. The total reacquisition price of the 6% Convertible Notes equaled $289.3 million which consisted of the $340.7 million fair value of the 10% Convertible Notes, $1.4 million in accrued and unpaid interest, and $1.2 million of fees paid to Noteholders as part of the amendment, reduced by $24.0 million, the fair value at March 31, 2020 of the embedded derivative relating to the equity classified conversion feature that is reclassified from additional paid in capital, $20.0 million cash received from the additional 10% Convertible Notes that were issued to New Enterprise Associates 10, Limited Partnership, and the $10.0 million issuance to Foris Ventures, LLC.
The new net carrying amount of the 10% Convertible Notes of $338.9 million, which consists of the $319.3 million principal of the10% Convertible Notes, a $21.4 million premium paid for the 10% Convertible Notes less $1.8 million debt issuance costs was classified as non-current as of March 31, 2020. Furthermore, the $21.4 million deemed premium shall be amortized over the term of the 10% Convertible Notes using the effective interest method.
10% Notes due July 2024 - In June 2017, we issued $100.0 million of senior secured notes ("10% Notes"). The 10% Notes mature in 2024 and bear a 10.0% fixed rate of interest and with principal amortization started July 2019, payable semi-annually. The 10% Notes have a continuing security interest in the cash flows payable to us as servicing, operations and maintenance fees and administrative fees from certain active power purchase agreements in our Bloom Electrons program. Under the terms of the indenture governing the notes, we are required to comply with various restrictive covenants including, among other things, to maintain certain financial ratios such as debt service coverage ratios, to incur additional debt, issue guarantees, incur liens, make loans or investments, make asset dispositions, issue or sell share capital of our subsidiaries and pay dividends, meet reporting requirements, including the preparation and delivery of audited consolidated financial statements, or maintain certain restrictions on investments and requirements in incurring new debt. In addition, we are required to maintain collateral which secures the 10% Notes based on debt ratio analyses. This minimum collateral test is not a negative covenant and does not result in a default if not met. However, the minimum debt service coverage ratio test does restrict our access to the excess cash escrowed in a collection account which would otherwise be released to us on a bi-annual basis after principal amortization and interest payment. The outstanding unpaid principal and accrued interest debt balance of the 10% Notes of $14.0 million and $14.0 million were classified as current as of March 31, 2020 and December 31, 2019, respectively and the outstanding unpaid principal and accrued interest debt balances of the 10% Notes of $69.2 million and $76.0 million were classified as non-current as of March 31, 2020 and December 31, 2019 respectively.
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
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.8 million as of March 31, 2020 and 2019, respectively, and which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
LIBOR + 5.25% Term Loan due October 2020 - In September 2013, PPA IIIb entered into a credit agreement to help fund the purchase and installation of our Energy Servers. In accordance with that agreement, PPA IIIb issued floating rate debt based on LIBOR plus a margin of 5.2%, paid quarterly. The aggregate amount of the debt facility was $32.5 million. In December 2019, as part of the PPA IIIa upgrade of Energy Servers, we paid off the outstanding debt and interest of these notes for the outstanding amount of $24.2 million and expensed the balance of the related debt service reserve for all funded systems.
6.07% Senior Secured Notes due March 2025 - In July 2014, PPA IV issued senior secured notes amounting to $99.0 million to third parties to help fund the purchase and installation of our Energy Servers. The notes bear a fixed interest rate of 6.07% payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $8.1 million as of March 31, 2020 and $8.0 million as of December 31, 2019, and which was included as part of long-term restricted cash in the consolidated balance sheets.
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
Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of March 31, 2020 and 2019 was $5.0 million. The unused capacity as of March 31, 2020 and 2019 was and $1.2 million and $1.2 million, respectively.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA entities that is non-recourse to Bloom as of March 31, 2020:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt[1,2]	$443,382	$85,143	$322,239	$36,000	$—
Non-recourse debt[3]	237,306	11,109	128,658	20,391	77,148
Operating leases	41,619	6,712	9,465	8,651	16,791
Service arrangements	2,914	1,343	1,571	—	—
Financing obligations	303,509	38,071	78,862	78,273	108,303
Natural gas fixed price forward contracts	7,316	4,489	2,827	—	—
Grant for Delaware facility	10,469	—	10,469	—	—
Interest rate swap	17,415	1,945	4,856	4,405	6,209
Supplier purchase commitments	2,324	1,225	1,099	—	—
Renewable energy credit obligations	1,109	761	348	—	—
Asset retirement obligations	500	500	—	—	—
Total	$1,067,863	$151,298	$560,394	$147,720	$208,451

[1]
Our 10% Convertible Notes and our credit agreements related to the building of our facility in Newark, Delaware each contain cross-default or cross-acceleration provisions. See “Recourse Debt Facilities” above for more details.

[2]
Note that $70.0 million of this amount was due on or before September 1, 2020, but as it was repaid on May 1, 2020 with the proceeds from long-term debt, as described below, this amount has also been classified as long-term in the condensed consolidated balance sheet as of March 31, 2020. See Note 17, Subsequent Events for additional information.

[3]	Each of the debt facilities entered into by PPA IIIa, PPA IV and PPA V contain cross-default provisions. See “Non-recourse Debt Facilities” above for more details.
Off-Balance Sheet Arrangements
We include in our consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. For additional information, see Note 13, Power Purchase Agreement Programs, in Item 1, Financial Statements.
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of March 31, 2020 and 2019, we had no off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of fiscal year ended December 31, 2020. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 for a more complete discussion of the market risks we encounter.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective because of the material weakness described below.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness, whereby we did not design and maintain an effective control environment with a sufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine transactions commensurate with our financial reporting requirements. This material weakness resulted in errors in the accounting for certain transactions, which resulted in a restatement of our consolidated financial statements as of and for the year ended December 31, 2018, as of and for the three month period ended March 31, 2019, as of and for the three and six month periods ended June 30, 2019 and 2018 and as of and for the three and nine month periods ended September 30, 2019 and 2018, and revisions to our consolidated financial statements as of and for the year ended December 31, 2017 and as of and for the three month period ended March 31, 2018. This material weakness will also result in revisions to our consolidated financial statements as of and for the years ended December 31, 2019 and 2018, when those periods are next reported.
Additionally, this material weakness could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Activities
We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness which resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine transactions commensurate with our financial reporting requirements. Steps we are taking include increasing the use of qualified internal or third-party technical resources with accounting expertise on complex or non-routine transactions who will provide accounting interpretation guidance to assist us in identifying and addressing any issues that affect our consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
ITEM 1 - LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Legal Matters" under Note 14 - Commitments and Contingencies, in Part I, Item 1, Financial Statements.
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
We have been and will continue monitoring and adjusting as appropriate our operations in response to the COVID-19 pandemic. Although we have been able to maintain some of our operations as an “essential business” in California and Delaware, notwithstanding government “shelter in place” orders, we have closed our headquarters building in Santa Clara

County, California, and directed employees - unless they are directly supporting essential manufacturing production operations, installation work or service and maintenance activities - to work from their homes. This has caused and may continue to cause disruptions in certain of our operations, including our research and development, sales and marketing activities.
We are experiencing COVID 19-related delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers. To date, we have been able to offset any issues with alternative suppliers although in the future, it may not be possible to find replacement products or supplies, and ongoing delays could affect our business and growth. For example, some of our international suppliers have been disrupted by the COVID-19 pandemic and by governmental orders in response to the pandemic. These orders have had the effect of disrupting the supply chain on which we rely for certain parts critical to our manufacturing and maintenance capabilities, which impacts both our sale and installation of new products and our operations and maintenance of previously-sold Energy Servers. For example, particular suppliers on which we rely were shut down, and we were not able to obtain the needed parts. While we have identified and qualified alternative suppliers for these parts, we may experience future disruptions in the availability or price of these or other parts, and we cannot guarantee that we will succeed in finding alternate suppliers that are able to meet our needs. In addition, international air and sea logistics systems have been heavily impacted by the COVID-19 pandemic. Air carriers have significantly reduced their passenger and air freight capacity, and many ports are either temporarily closed or have reduced their hours of operation. Actions by government agencies may further restrict the operations of freight carriers, which would negatively impact our ability to receive the parts and supplies we need to manufacture our Energy Servers or to deliver them to our customers.
We also rely on third party financing for our customer’s purchases of our Energy Servers. A majority of the installations we have planned in the United States in 2020 remain contingent on securing financing for our customers’ use of our Energy Servers at their sites. If third party financiers experience liquidity problems or elect to suspend or cancel investments in our projects, we may be unable to secure financing for our customer purchases, which in turn impacts our ability to deploy our Energy Servers and receive cash and recognize revenue. We believe the current environment may also increase the time to solidify new relationships which could impact the time required to achieve funding. We have already experienced one delayed closing due to a financier’s inability to close in light of its own liquidity concerns, and we may experience more. Our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers. Some of our current and prospective customers’ credit ratings have recently fallen, which may make it difficult for us to obtain financing for their use of an Energy Server. For current customers whose Energy Servers are not yet installed, an inability to obtain financing may impact our revenue and cash. For prospective customers, it may decrease demand for our Energy Servers if financing is not available in light of their credit. If our customers cannot obtain financing to purchase our Energy Servers, our revenues and results of operations will be adversely affected. We have actively been working with new sources of capital that could finance projects.
Our installation and maintenance operations have also been adversely impacted by the COVID-19 pandemic. For example, our installation projects have experienced delays and may continue to experience delays relating to, among other things, shortages in available labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations; the stoppage of work by gas and electric utilities on which we are critically dependent for hook ups; and the unavailability of necessary civil and utility inspections as well as the review of our permit submissions and issuance of permits by multiple authorities that have jurisdiction over our activities. As to maintenance, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future. These adverse impacts may increase in severity or continue indefinitely, including following the lifting of “shelter in place” orders.
We are not the only business impacted by these shortages and delays, which means that we may in the future face increased competition for scarce resources, which may result in continuing delays or increases in the cost of obtaining such services, including increased labor costs and/or fees to expedite permitting. In addition, while construction activities have to date been deemed “essential business” and allowed to proceed in many jurisdictions, we have experienced interruptions and delays caused by confusion related to exemptions for “essential business” among our suppliers and their sub-contractors. Future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in reductions in the scope of permitted construction activities or prohibitions on such activities. An inability to install our Energy Servers would negatively impact our acceptances, our cash and our revenue.

We cannot predict with certainty at this time the full extent to which COVID-19 will impact our business, results and financial condition, which will depend on many factors. These include, among others, the extent of harm to public health, the willingness of our employees to travel and work in our manufacturing facilities and at installation sites even if permitted to do so, the disruption to the global economy and to our potential customer base, and impacts on liquidity and the availability of capital. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.
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
Our Energy Servers are complex products and they may contain undetected or latent errors or defects. In the past, we have experienced latent defects only discovered once the Energy Server is deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide us with components or materials that meet our specifications could introduce defects into our products. Also, as we grow our manufacturing volume, the chance of manufacturing defects could increase. In addition, design changes made for the purpose of cost reduction, performance improvement, fulfilling new customer requirements or improved reliability could introduce new design defects that may impact Energy Server performance and life. Any design or manufacturing defects or other failures of our Energy Servers to perform as expected could cause us to incur significant service and re-engineering costs, divert the attention of our engineering personnel from product development efforts, and significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
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
Field conditions, such as the quality of the natural gas supply and utility processes which vary by region and may be subject to seasonal fluctuations, have affected the performance of our Energy Servers and are not always possible to predict until the Energy Server is in operation. Although we believe we have designed new generations of Energy Servers to better withstand the variety of field conditions we have encountered, as we move into new geographies and deploy new service configurations, we may encounter new and unanticipated field conditions. Adverse impacts on performance may require us to incur significant service and re-engineering costs or divert the attention of our engineering personnel from product development efforts. Furthermore, we may be unable to adequately address the impacts of factors outside of our control in a manner satisfactory to our customers. Any of these circumstances could significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
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
Because we generally do not recognize revenue on the sales of our Energy Servers until installation and acceptance except where a third party is responsible for installation (such as in our sales in South Korea), our financial results depend to a large extent on the timeliness of the installation of our Energy Servers. Furthermore, in some cases, the installation of our Energy Servers may be on a fixed price basis, which subjects us to the risk of cost overruns or other unforeseen expenses in the installation process.

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
Moreover, we have in the past and may in the future experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained (particularly China and Taiwan), changes in the general macroeconomic outlook, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies such as the recent COVID-19 pandemic, civil strife, strikes, insurrections, acts of terrorism, acts of war, or natural disasters. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our Energy Servers or increase their costs or service costs of our existing portfolio of Energy Servers under maintenance services agreements. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our Energy Servers to our customers within required time frames, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs, and cause damage to our reputation.
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

For example, the previous federal ITC, a federal tax incentive for fuel cell production, expired on December 31, 2016. Without the availability of the ITC benefit incentive, we lowered the price of our Energy Servers to ensure the economics to our customers would remain the same as it was prior to losing the ITC benefit, adversely affecting our gross profit. While the ITC was reinstated by the U.S Congress on February 9, 2018 and made retroactive to January 1, 2017, under current law it will phase out on December 31, 2022, as noted below:

•	the 30% ITC credit was reinstated retroactive to January 1, 2017;

•	installations that commenced construction before January 1, 2020 were eligible for a 30% credit;

•	installations that commence construction in 2020 are eligible for a 26% credit;

•	installations that commence construction in 2021 are eligible for a 22% credit; and

•	installations have to be placed in service by January 1, 2024 or the installations become ineligible for the credit.

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
As another example, the California Self Generation Incentive Program ("SGIP") is a program administered by the California Public Utilities Commission ("CPUC") which provides incentives to investor-owned utility customers that install eligible distributed energy resources. In July 2016, the CPUC modified the SGIP to provide a smaller allocation of the incentives available to generating technologies such as our Energy Servers and a larger allocation to storage technologies. As modified, the SGIP will require all eligible power generation sources consuming natural gas to use a minimum 50% biogas to receive SGIP funds in 2019 and 100% in 2020. In addition, the CPUC provided a further limitation on the available allocation of funds that any one participant may claim under the SGIP. The SGIP has been extended until January 1, 2026. For example, our customer sites accepted benefiting from the SGIP represented approximately 3% and 4% of total sites accepted for the years ended December 31, 2019 and 2018, respectively.
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
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For information regarding pending legal proceedings, please see Item 1, Legal Proceedings and Note 14 - Commitments and Contingencies, in Part I, Item 1, Financial Statements. In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the development of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of March 31, 2020, we had an accumulated deficit of $3.0 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:

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
As discussed in Note 2, Restatement of Previously Issued Financial Statements, in Part I, Item 1, Financial Statements, we reached a determination to restate our consolidated financial statements for the periods disclosed in that note after misstatements in our accounting treatment of some of our complex or non-routine transactions were identified. The restatement also included corrections for previously identified immaterial uncorrected misstatements in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
We recently identified a material weakness in our internal control over financial reporting related to the accounting for and disclosure of complex or non-routine transactions. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and an accurate basis may adversely affect the market price of our Class A common stock.
The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires, among other things, that public companies evaluate the effectiveness of their internal control over financial reporting and disclosure controls and procedures. As a recently public company and as an emerging growth company, we elected to delay adopting the requirements of the Sarbanes-Oxley Act as is our option under the Sarbanes-Oxley Act. While we have not yet adopted the requirements under Section 404B of the Sarbanes-Oxley Act, we did identify a material weakness in internal control over financial reporting at December 31, 2019, as we did not design and maintain an effective control environment with a sufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine transactions commensurate with our financial reporting requirements. Please see Part I, Item 4, Controls and Procedures, in this Quarterly Report on Form 10-Q for additional information regarding the identified material weakness and our actions to date to remediate the material weakness. Subsequent testing by us or our independent registered public accounting firm, which has not yet performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
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
As of March 31, 2020, we and our subsidiaries had approximately $696.0 million of total consolidated indebtedness, of which an aggregate of $464.0 million represented indebtedness that is recourse to us, of which $15.1 million is classified as current and $448.9 million is classified as non-current. Of this $448.9 million debt, $69.2 million represented debt under our 10% Notes, $338.9 million represented debt under our 10% Convertible Notes, and $40.7 million represented debt under our 10% Constellation Note. In addition, our PPA Entities’ outstanding indebtedness of $232.0 million represented indebtedness that is non-recourse to us. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things:

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
Our debt agreements and our PPA Entities’ debt agreements require the maintenance of financial ratios or the satisfaction of financial tests such as debt service coverage ratios and consolidated leverage ratios. Our and our PPA Entities’ ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot assure you that we will be able to meet these ratios and tests. Upon the occurrence of events such as a change in control of our Company, significant asset sales or mergers or similar transactions, the liquidation or dissolution of our Company or the cessation of our stock exchange listing, holders of our 10% Convertible Notes have the right to cause us to repurchase for cash any or all of such outstanding notes at a repurchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. We cannot provide assurance that we would have sufficient liquidity to repurchase such notes. Furthermore, our financing and debt agreements, such as our 10% Constellation Note and our 10% Convertible Notes, contain events of default. If an event of default were to occur, the trustee or the lenders could, among other things, terminate their commitments and declare outstanding amounts due and payable and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our indebtedness if such amounts were accelerated upon an event of default. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may, as a result, be accelerated and become due and payable as a consequence. We may be unable to pay these debts in such circumstances. If we were unable to repay those amounts, lenders could proceed against the collateral granted to them to secure repayment of those amounts. We cannot assure you that the collateral will be sufficient to repay in full those amounts. We cannot provide assurance that the operating and financial restrictions and covenants in these agreements will not adversely affect our ability to finance our future operations or capital needs, or our ability to engage in other business activities that may be in our interest or our ability to react to adverse market developments.
As of March 31, 2020, we and our subsidiaries have approximately $696.0 million of total consolidated indebtedness, including $26.2 million in short-term debt and $669.8 million in long-term debt. In addition, our 10% Convertible Notes contain restrictions on our ability to issue additional debt and both the 10% Convertible Notes and 10% Constellation Note limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Convertible Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
Three of our PPA Entities are structured in a manner such that, other than the amount of any equity investment we have made, we do not have any further primary liability for the debts or other obligations of the PPA Entities. All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. In three cases, if our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Under PPA Company IV’s note purchase agreement, PPA Company IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA Company IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA Company IV to prepay all remaining amounts owed under PPA Company IV’s project debt. The obligations under PPA Company IV have not been triggered as of March 31, 2020.
Risks Relating to Our Operations
We may have conflicts of interest with our PPA Entities.
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of March 31, 2020, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 90,283,024 shares of our Class A common stock and 34,867,666 shares of our Class B common stock outstanding as of March

31, 2020. The lock up for our Class B shares expired on January 21, 2019 and these shares are now freely tradeable once converted into Class A shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended ("Securities Act").
Further, as of March 31, 2020, we had an aggregate of $319.3 million in convertible debt, our 10% Convertible Notes, under which the outstanding principal and interest may be converted, at the option of the holders, into an aggregate of 39,857,796 shares of Class B common stock. Upon conversion into Class A common stock, these shares are freely tradeable, except to the extent these shares are held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of March 31, 2020, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 8,853,089 shares of Class A common stock and 15,665,983 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2020, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
The conversion of the 10% Convertible Promissory Note could result in a significant stockholder with substantial voting control.
The holders of the 10% Convertible Promissory Notes have the option to convert the outstanding principal under the 10% Convertible Promissory Notes to Class B common stock at a conversion price of $8.00 per share at any time and prior to maturity of the 10% Convertible Promissory Notes in December 2021. As of March 31, 2020, an aggregate of 29,982,796 shares of Class B common stock is issuable to the Canada Pension Plan Investment Board (“CPPIB”) upon the conversion of the outstanding principal under the 10% Convertible Promissory Notes. This, along with 312,575 shares of Class B common stock which CPPIB acquired from the exercise of a warrant at IPO, would result, as of March 31, 2020, in CPPIB having approximately 41% of the total voting power with respect to all shares of our Class A common stock (which has one vote per share) and Class B common stock (which has ten votes per share), voting as a single class, and would provide CPPIB significant influence over matters presented to the stockholders for approval and may result in voting decisions by CPPIB that are not in the best interests of our stockholders generally.
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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 - OTHER INFORMATION
None.
ITEM 6 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38598	3.1	9/7/2018
3.2	Amended and Restated Bylaws, effective August 8, 2019	10-Q	001-38598	3.2	8/14/2019
4.1	Amended and Restated Indenture by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of April 20, 2020				Filed herewith
4.2	Form of 10% Convertible Senior Secured Note due 2021				Filed herewith
4.3	Third Amendment to Security Agreement by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as collateral agent, dated as of April 20, 2020				Filed herewith

4.4		Form of Indenture for Senior Secured Notes due 2027				Filed herewith
4.5		Form of 10.25% Senior Secured Notes due 2027				Filed herewith
4.6		Form of Security Agreement for Senior Secured Notes due 2027				Filed herewith
4.7		Amended and Restated Subordinated Secured Convertible Note Modification Agreement by and between the Registrant and Constellation NewEnergy, Inc., dated as of March 31, 2020				Filed herewith
10.1		Convertible Note Purchase Agreement among the Registrant, Rye Creek, LLC, and the purchasers listed therein, dated as of March 31, 2020				Filed herewith
10.2		Support Agreement among KR Sridhar and the investors named therein, dated as of March 31, 2020				Filed herewith
10.3		Note Purchase Agreement among the Registrant, the guarantor named therein, and the purchasers listed therein, dated as of March 30, 2020				Filed herewith
10.4		Amendment Support Agreement by and among the Registrant and the investors named therein, dated as of March 31, 2020				Filed herewith
10.5		Offer Letter between the Company and Gregory Cameron, dated March 20, 2020	8-K	001-38598	10.1	4/2/2020
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

BLOOM ENERGY CORPORATION

Date:	May 11, 2020	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)