Form 10-Q
period 2020-06-30
Bloom Energy Corp
filed 2020-08-04
CIK 1664703

Draft D5.1, Company Confidential
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2020
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
Large accelerated filer  ☐     Accelerated filer   ☑      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of July 30, 2020 was as follows:

Class A Common Stock $0.0001 par value 103,162,077 shares
Class B Common Stock $0.0001 par value 29,391,554 shares

Draft D5.1, Company Confidential
Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2020

Unless the context otherwise requires, the terms "we," "us," "our," "Bloom Energy," and the "Company" each refer to Bloom Energy Corporation and all of its subsidiaries.

Explanatory Note
As previously disclosed, we restated the relevant unaudited interim condensed consolidated financial statements as of and for the quarterly periods ended September 30, 2019, June 30, 2019, and March 31, 2019. The quarterly restatements are or will be effective with the filing of our 2020 Quarterly Reports on Form 10-Q. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements as of and for the three and six months ended June 30, 2019.

Table of Contents
Index to Financial Statements
Part I
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents[1]	$144,072	$202,823
Restricted cash[1]	40,393	30,804
Accounts receivable[1]	49,614	37,828
Inventories	112,479	109,606
Deferred cost of revenue	68,233	58,470
Customer financing receivable[1]	5,254	5,108
Prepaid expenses and other current assets[1]	20,747	28,068
Total current assets	440,792	472,707
Property, plant and equipment, net[1]	601,566	607,059
Customer financing receivable, non-current[1]	48,111	50,747
Restricted cash, non-current[1]	139,664	143,761
Deferred cost of revenue, non-current	6,421	6,665
Other long-term assets[1]	40,989	41,652
Total assets	$1,277,543	$1,322,591
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interest
Current liabilities:
Accounts payable[1]	$64,896	$55,579
Accrued warranty	10,175	10,333
Accrued expenses and other current liabilities[1]	88,052	70,284
Deferred revenue and customer deposits[1]	102,944	89,192
Financing obligations	11,603	10,993
Current portion of recourse debt	14,697	304,627
Current portion of non-recourse debt[1]	11,367	8,273
Current portion of recourse debt from related parties	—	20,801
Current portion of non-recourse debt from related parties[1]	—	3,882
Total current liabilities	303,734	573,964
Derivative liabilities[1]	22,281	17,551
Deferred revenue and customer deposits, net of current portion[1]	114,684	125,529
Financing obligations, non-current	440,444	446,165
Long-term portion of recourse debt	347,664	75,962
Long-term portion of non-recourse debt[1]	218,316	192,180
Long-term portion of recourse debt from related parties	53,675	—
Long-term portion of non-recourse debt from related parties[1]	—	31,087
Other long-term liabilities[1]	27,276	28,013
Total liabilities	1,528,074	1,490,451
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	118	443
Stockholders’ deficit:
Preferred stock	—	—
Common stock	13	12
Additional paid-in capital	2,747,890	2,686,759
Accumulated other comprehensive income (loss)	(9)	19
Accumulated deficit	(3,064,845)	(2,946,384)
Total stockholders’ deficit	(316,951)	(259,594)
Noncontrolling interest	66,302	91,291
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,277,543	$1,322,591
1We have variable interest entities which represent a portion of the consolidated balances recorded within these financial statement line items in the condensed consolidated balance sheets (see Note 13, Power Purchase Agreement Programs).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		As Restated		As Restated
Revenue:
Product	$116,197	$144,081	$215,756	$235,007
Installation	29,839	13,076	46,457	25,295
Service	26,208	23,026	51,355	46,493
Electricity	15,612	20,143	30,987	40,532
Total revenue	187,856	200,326	344,555	347,327
Cost of revenue:
Product	83,127	113,228	155,616	202,000
Installation	38,287	17,685	59,066	33,445
Service	28,652	18,763	59,622	46,684
Electricity	11,541	22,300	24,071	35,284
Total cost of revenue	161,607	171,976	298,375	317,413
Gross profit	26,249	28,350	46,180	29,914
Operating expenses:
Research and development	19,377	29,772	42,656	58,631
Sales and marketing	11,427	18,194	25,376	38,567
General and administrative	24,945	43,662	54,043	82,736
Total operating expenses	55,749	91,628	122,075	179,934
Loss from operations	(29,500)	(63,278)	(75,895)	(150,020)
Interest income	332	1,700	1,151	3,585
Interest expense	(14,374)	(22,722)	(35,128)	(44,522)
Interest expense to related parties	(794)	(1,606)	(2,160)	(3,218)
Other income (expense), net	(3,913)	(222)	(3,921)	43
Loss on extinguishment of debt	—	—	(14,098)	—
Gain (loss) on revaluation of embedded derivatives	412	(540)	696	(1,080)
Loss before income taxes	(47,837)	(86,668)	(129,355)	(195,212)
Income tax provision	141	258	265	466
Net loss	(47,978)	(86,926)	(129,620)	(195,678)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,466)	(5,015)	(11,159)	(8,847)
Net loss attributable to Class A and Class B common stockholders	$(42,512)	$(81,911)	(118,461)	(186,831)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.72)	$(0.95)	$(1.66)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	125,928	113,622	124,823	112,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		As Restated		As Restated
Net loss	$(47,978)	$(86,926)	$(129,620)	$(195,678)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities	(23)	9	(23)	26
Change in derivative instruments designated and qualifying in cash flow hedges	(503)	(3,502)	(8,717)	(5,693)
Other comprehensive loss, net of taxes	(526)	(3,493)	(8,740)	(5,667)
Comprehensive loss	(48,504)	(90,419)	(138,360)	(201,345)
Less: comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,968)	(8,355)	(19,870)	(14,235)
Comprehensive loss attributable to Class A and Class B stockholders	$(42,536)	$(82,064)	$(118,490)	$(187,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Total Stockholders' Deficit and Noncontrolling Interest
(in thousands, except Shares) (unaudited)

	Three Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at March 31, 2020	$67	125,150,690	$12	$2,689,208	$14	$(3,022,333)	$(333,099)	$73,867
Conversion of notes	—	4,718,128	1	41,129	—	—	41,130	—
Issuance of restricted stock awards	—	309,547	—	—	—	—	—	—
Exercise of stock options	—	59,924	—	341	—	—	341	—
Stock-based compensation expense	—	—	—	17,212	—	—	17,212	—
Unrealized loss on available for sale securities	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	(503)
Distributions to noncontrolling interests	(16)	—	—	—	—	—	—	(1,530)
Net income (loss)	67	—	—	—	—	(42,512)	(42,512)	(5,532)
Balances at June 30, 2020	$118	130,238,289	$13	$2,747,890	$(9)	$(3,064,845)	$(316,951)	$66,302

	Three Months Ended June 30, 2019
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at March 31, 2019 (as Restated)	$58,802	113,214,063	$11	$2,552,011	$5	$(2,746,890)	$(194,863)	$114,664
Issuance of restricted stock awards	—	543,636	—	—	—	—	—	—
Exercise of stock options	—	191,644	—	828	—	—	828	—
Stock-based compensation expense	—	—	—	51,195	—	—	51,195	—
Unrealized gain on available for sale securities	—	—	—	—	9	—	9	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(162)	—	(162)	(3,340)
Distributions to noncontrolling interests	(3,255)	—	—	—	—	—	—	(1,595)
Mandatory redemption of noncontrolling interests	(55,684)	—	—	—	—	—	—	—
Net income (loss) (as restated)	642	—	—	—	—	(81,911)	(81,911)	(5,657)
Balances at June 30, 2019 (as Restated)	$505	113,949,343	$11	$2,604,034	$(148)	$(2,828,801)	$(224,904)	$104,072

	Six Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2019	$443	121,036,289	$12	$2,686,759	$19	$(2,946,384)	$(259,594)	$91,291
Conversion of notes	—	4,718,128	1	41,129	—	—	41,130	—
Adjustment of embedded derivative for debt modification	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	3,320,153	—	—	—	—	—	—
ESPP purchase	—	992,846	—	4,177	—	—	4,177	—
Exercise of stock options	—	170,873	—	1,008	—	—	1,008	—
Stock-based compensation expense	—	—	—	38,888	—	—	38,888	—
Unrealized loss on available for sale securities	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(5)	—	(5)	(8,712)
Distributions to noncontrolling interests	(17)	—	—	—	—	—	—	(5,427)
Net loss	(308)	—	—	—	—	(118,461)	(118,461)	(10,850)
Balances at June 30, 2020	$118	130,238,289	$13	$2,747,890	$(9)	$(3,064,845)	$(316,951)	$66,302

	Six Months Ended June 30, 2019
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2018 (as Restated)	$57,261	109,421,183	$11	$2,481,352	$131	$(2,624,104)	$(142,610)	$125,110
Cumulative effect upon adoption of new accounting standard (Note 3)	—	—	—	—	—	(17,996)	(17,996)	—
Issuance of restricted stock awards	—	3,504,098	—	—	—	—	—	—
ESPP purchase	—	696,036	—	6,916	—	—	6,916	—
Exercise of stock options	—	328,026	—	1,405	—	—	1,405	—
Stock-based compensation expense	—	—	—	114,361	—	—	114,361	—
Unrealized gain on available-for-sale securities	—	—	—	—	26	—	26	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(305)	—	(305)	(5,388)
Distributions to noncontrolling interests	(3,537)	—	—	—	—	—	—	(4,208)
Mandatory redemption of noncontrolling interests	(55,684)	—	—	—	—	—	—	—
Cumulative effect of hedge accounting	—	—	—	—	—	130	130	(130)
Net income (loss) (as restated)	2,465	—	—	—	—	(186,831)	(186,831)	(11,312)
Balances at June 30, 2019 (as Restated)	$505	113,949,343	$11	$2,604,034	$(148)	$(2,828,801)	$(224,904)	$104,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
		As Restated
Cash flows from operating activities:
Net loss	$(129,620)	$(195,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,852	37,034
Write-off of property, plant and equipment, net	—	2,704
Impairment of equity method investment	4,236	—
Write-off of PPA II and PPA IIIb decommissioned assets	—	25,613
Debt make-whole expense	—	5,934
Revaluation of derivative contracts	(72)	1,636
Stock-based compensation	41,650	119,186
Loss on long-term REC purchase contract	2	60
Loss on extinguishment of debt	14,098	—
Amortization of debt issuance and premium cost, net	(470)	11,255
Changes in operating assets and liabilities:
Accounts receivable	(11,787)	49,741
Inventories	(3,532)	22,197
Deferred cost of revenue	(9,995)	(38,793)
Customer financing receivable and other	2,490	2,713
Prepaid expenses and other current assets	7,314	10,227
Other long-term assets	(3,574)	(272)
Accounts payable	8,831	(5,461)
Accrued warranty	(159)	(6,696)
Accrued expenses and other current liabilities	13,665	5,581
Deferred revenue and customer deposits	2,907	51,913
Other long-term liabilities	(2,071)	4,722
Net cash provided by (used in) operating activities	(40,235)	103,616
Cash flows from investing activities:
Purchase of property, plant and equipment	(19,560)	(23,619)
Payments for acquisition of intangible assets	—	(970)
Proceeds from maturity of marketable securities	—	104,500
Net cash provided by (used in) investing activities	(19,560)	79,911
Cash flows from financing activities:
Proceeds from issuance of debt	70,000	—
Proceeds from issuance of debt to related parties	30,000	—
Repayment of debt	(82,248)	(83,997)
Repayment of debt to related parties	(2,105)	(1,220)
Debt make-whole payment	—	(5,934)
Debt issuance costs	(3,371)	—
Proceeds from financing obligations	—	20,333
Repayment of financing obligations	(5,111)	(4,006)
Payments to noncontrolling and redeemable noncontrolling interests	—	(18,690)
Distributions to noncontrolling and redeemable noncontrolling interests	(5,815)	(7,753)
Proceeds from issuance of common stock	5,186	8,321
Net cash provided by (used in) financing activities	6,536	(92,946)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(53,259)	90,581
Cash, cash equivalents, and restricted cash:
Beginning of period	377,388	280,485
End of period	$324,129	$371,066

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,487	$35,702
Cash paid during the period for taxes	224	497
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	$494	$4,662
Liabilities recorded for noncontrolling and redeemable noncontrolling interest	—	36,994
Equity investment in PPA II assets	—	27,809
Accrued distributions to Equity Investors	2	566
Accrued interest for notes	—	888
Accrued debt issuance costs	1,220	—
Conversion of notes	41,130	—
Adjustment of embedded derivative related to debt extinguishment	24,071	—
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
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. On March 31, 2020, we extended the maturity of our current debt to reduce our required debt payments in the next 12 months. After the following debt extensions were completed, the current portion of our total recourse and non-recourse debt was $26.1 million as of June 30, 2020. Notable elements of our debt extension are as follows:
•On March 31, 2020, we entered into an Amendment Support Agreement with the beneficial owners of our outstanding 6% Convertible Notes due December 1, 2020 pursuant to the maturity date of the outstanding 6% Convertible Notes was extended to December 1, 2021, the interest rate increased from 6% to 10%, and the strike price on the conversion feature was reduced from $11.25 to $8.00 per share. The Amendment Support Agreement required that we repay at least $70.0 million of these 10% Convertible Notes on or before September 1, 2020, which we satisfied through a cash payment of $70.0 million on May 1, 2020. The amended terms are reflected in the Amended and Restated Indenture between Bloom and US Bank National Association dated April 20, 2020.
•In conjunction with entering into the Amendment Support Agreement on March 31, 2020, we also entered into a 10% Convertible Note Purchase Agreement with Foris Ventures, LLC, a new Noteholder, and New Enterprise Associates 10, Limited Partnership, an existing Noteholder, and we issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes. The Amended and Restated Indenture was also amended to reflect a new principal amount of $290.0 million to accommodate the additional $30.0 million in new 10% Convertible Notes.
•On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”) with Constellation NewEnergy, Inc. (“Constellation”), pursuant to which Constellation agreed to extend the maturity date to December 31, 2021, increase the interest rate from 5% to 10% and reduce the strike price on the conversion feature from $38.64 to $8.00 per share.
•On May 1, 2020, we entered into a note purchase agreement pursuant to which certain investors purchased $70.0 million of 10.25% Senior Secured Notes due 2027 in a private placement. The proceeds from this note were used to extinguish the $70.0 million of 10% Convertible Notes on May 1, 2020.
•On June 18, 2020, Constellation exercised their voluntary conversion feature and exchanged their entire Constellation Note at the conversion price of $8.00 per share into 4.7 million shares of Class A common stock. At the time of this exchange the unamortized premium of $3.4 million was recorded as an adjustment to additional paid-in capital.
The impact of COVID-19 on our ability to execute our business strategy and on our financial position and results of operations is uncertain. Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our product, our ability to secure financing for customer use, the timing of installations, and overall economic conditions including the impact of COVID-19 on our ongoing and future operations. However, in the opinion of management, the combination of our existing cash and cash equivalents and operating cash flows is expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q, but we may access capital markets opportunistically to continue to improve our capital structure and to address outstanding debt principal repayments that are due in December 2021 if market conditions are favorable.
For additional information, see Note 7, Outstanding Loans and Security Agreements and Note 17, Subsequent Events.

Basis of Presentation
We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), and as permitted by those rules, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles as applied in the United States (“U.S. GAAP”). However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. The condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (the latter has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019), and the condensed consolidated statements of operations, of comprehensive loss, of redeemable noncontrolling interest, total stockholders' deficit and noncontrolling interest, and of cash flows for the periods ended June 30, 2020 and 2019, and related notes, should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 31, 2020.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The most significant estimates include the determination of the stand-alone selling price, including material rights estimates, inventory valuation, specifically excess and obsolescence provisions for obsolete or unsellable inventory and, in relation to property, plant and equipment (specifically Energy Servers), assumptions relating to economic useful lives and impairment assessments.
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
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, China, India, and the Republic of Korea (collectively, the "Asia Pacific region"). In the three and six months ended June 30, 2020, total revenue in the Asia Pacific region was 30% and 33%, respectively, of our total revenue. In the three and six months ended June 30, 2019, total revenue in the Asia Pacific region was 21% and 26%, respectively, of our total revenue.
Credit Risk - At June 30, 2020, one customer, Kaiser Foundation Hospitals, accounted for approximately 26% of accounts receivable. At December 31, 2019, two customers, Costco Wholesale Corporation and The Kraft Group LLC, accounted for approximately 19% and 17% of accounts receivable, respectively. At June 30, 2020 and December 31, 2019, we did not maintain any allowances for doubtful accounts as we deemed all of our receivables fully collectible. To date, we have neither provided an allowance for uncollectible accounts nor experienced any credit loss.
Customer Risk - In the quarter ended June 30, 2020, revenue from three customers, Duke Energy, SK Engineering & Construction Co., Ltd. ("SK E&C") and NextEra Energy, accounted for approximately 32%, 29%, and 12%, respectively, of our total revenue. In the six months ended June 30, 2020, revenue from two customers, SK E&C and Duke Energy, accounted for approximately 32% and 32%, respectively, of our total revenue. In the quarter ended June 30, 2019, revenue from two customers, The Southern Company and SK E&C accounted for approximately 56% and 21%, respectively, of our total revenue. In the six months ended June 30, 2019, revenue from two customers, The Southern Company and SK E&C accounted for approximately 44% and 26%, respectively, of our total revenue. Duke Energy and The Southern Company wholly own a Third-Party PPA which purchases Energy Servers from us, however, such purchases and resulting revenue are made on behalf of various customers of these two Third-Party PPAs.
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the periods ended June 30, 2020 are consistent with those discussed in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.
Recent Accounting Pronouncements
Other than the adoption of the accounting guidance mentioned below, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.
Accounting Guidance Implemented in 2020
Fair Value Measurement - In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 was effective for annual and interim periods beginning after December 15, 2019. Early adoption was permitted. We adopted ASU 2018-13 as of January 1, 2020 and the adoption did not have a material effect on our financial statements and related disclosures.
Stock Compensation - In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. ASU 2018-07 also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. ASU 2018-07 was effective for us for interim and annual reporting periods beginning after December 15, 2019. Early adoption was permitted. We adopted ASU 2018-07 using a modified retrospective approach in January 2020 and the adoption of ASU 2018-07 did not have a material effect on our financial statements and related disclosures.
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
We are currently evaluating the impact of the adoption of this update on our financial statements. We will be assessing the impacts of whether new power purchase arrangements with customers meet the new definition of a lease and recognizing right of use assets and lease liabilities for arrangements currently accounted for as operating leases where we are the lessee. We anticipate that we will no longer be an emerging growth company beginning on December 31, 2020, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies. As a result, we expect to adopt this guidance on a modified retrospective basis on December 31, 2020 and to reflect the adoption as of January 1, 2020 in our annual results for the period ended December 31, 2020.
Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326) as amended, ("Topic 326"), including in February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The pronouncement eliminates the incurred credit loss impairment methodology and replaces it with an expected credit loss concept based on historical experience, current conditions, and reasonable and supportable forecasts. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We anticipate that we will no longer be an emerging growth company beginning on December 31, 2020, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies. As a result, we expect to adopt this guidance on a modified retrospective basis on December 31, 2020 and reflect the adoption as of January 1, 2020 in our annual results for the period ended December 31, 2020. We are currently evaluating the impact of the adoption of this update on our financial statements.
Income taxes - In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) ("ASU 2019-12"), wherein the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements which result in a more consistent application of ASC 740 Income Taxes. ASU 2019-12 is effective as for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We anticipate that we will no longer be an emerging growth company beginning on December 31, 2020, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies. We expect to adopt this guidance on a prospective basis on January 1, 2021. We are evaluating the effect on our financial statements and related disclosures.
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
2. Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements as of and for the three and six months ended June 30, 2019. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements.
Restatement Background
As previously disclosed in our Annual Report on Form 10-K as filed on March 31, 2020, on February 11, 2020, our management, in consultation with the Audit Committee of our Board of Directors, determined that our previously issued consolidated financial statements as of and for the year ended December 31, 2018, as well as financial statements as of and for the three month period ended March 31, 2019, the three and six month periods ended June 30, 2019 and 2018 and the three and nine month periods ended September 30, 2019 and 2018 should no longer be relied upon due to misstatements related to our Managed Services Agreements and similar arrangements and we would restate such financial statements to make the necessary accounting corrections. The revenue for the Managed Services Agreements and similar transactions will now be recognized over the duration of the contract instead of upfront. The restatement also includes corrections for additional identified immaterial misstatements in certain of the impacted periods.
The misstatements impacting as of and for the three and six months ended June 30, 2019 are described in greater detail below.
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
The majority of these Managed Services Agreements and similar transactions were originally recorded as sales, subject to an operating lease, in which revenues and associated costs were recognized at the time of installation and acceptance of the Energy Server at the customer site.
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
The impact of the correction of the misstatement is to recognize amounts received from the bank financing party as a financing obligation, and the Energy Server is recorded within property, plant and equipment, net, on our consolidated balance sheets. We recognize revenue for the electricity generated by the systems, based on payments received by the bank from the customer, and the corresponding financing obligations to the bank is also amortized as these payments are received by the bank from the customer, with interest thereon being calculated on an effective interest rate basis. Depreciation expense is also recognized over the estimated useful life of the Energy Server.
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
In addition to the impact of the restatement described above, in preparation of the condensed consolidated financial statements for the three months ended March 31, 2020, errors in our condensed consolidated statements of comprehensive loss were discovered. For the three and six month periods ended June 30, 2019, the presentation of this statement and other errors identified in this statement have been corrected, which resulted in an additional $5.0 million and $8.8 million increase to comprehensive loss, and an increase of $5.0 million and $8.8 million in comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests, respectively. The condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 will also be corrected when those periods are next reported. In the consolidated statements of comprehensive loss for the years ended December 31, 2019 and 2018, comprehensive loss as previously reported is understated by $5.8 million and overstated by $1.8 million, respectively. In addition, the reconciliation of comprehensive loss to comprehensive loss attributable to Class A and Class B stockholders was erroneously omitted. As it relates to the impact of the errors to the consolidated statements of comprehensive loss for the years ended December 31, 2019 and 2018, management evaluated the impact of the errors to the previously issued financial statements and concluded the impacts were not material. Accordingly, these items are and will be corrected when those periods are next reported.
Finally, there were certain other immaterial misstatements identified or which had been previously identified that are also being corrected in connection with the restatement of previously issued financial statements.
Description of Restatement Reconciliation Tables
In the following tables, we have presented a reconciliation of our condensed consolidated balance sheet and statements of operations and cash flows from our prior periods as previously reported to the restated amounts as of and for the three and six months ended June 30, 2019. In addition to the errors to the condensed consolidated statement of comprehensive loss discussed above, that Statement has been restated for the restatement impact to net loss. The condensed consolidated statement of redeemable noncontrolling interest, total stockholders' deficit and noncontrolling interest for the three and six months ended June 30, 2019 has also been restated for the restatement impact to net loss. See the condensed consolidated statements of operations reconciliation table below for additional information on the restatement impact to net loss.
Bloom Energy Corporation
Condensed Consolidated Balance Sheet
(in thousands)

	June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated And Recast

Assets
Current assets:
Cash and cash equivalents	$308,009	$—		$—	$308,009
Restricted cash	23,706	—		—	23,706
Accounts receivable	38,296	4,172	1	(2,430)	40,038
Inventories	104,934	1,955	2	—	106,889
Deferred cost of revenue	86,434	(6,127)	3	—	80,307
Customer financing receivable	5,817	—		—	5,817
Prepaid expenses and other current assets	25,088	1,252	4	143	26,483
Total current assets	592,284	1,252		(2,287)	591,249
Property, plant and equipment, net	406,610	234,649	5	—	641,259
Customer financing receivable, non-current	64,146	—		—	64,146
Restricted cash, non-current	39,351	—		—	39,351
Deferred cost of revenue, non-current	59,213	(55,367)	3	—	3,846
Other long-term assets	60,975	9,118	6	2,743	72,836
Total assets	$1,222,579	$189,652		$456	$1,412,687
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interests
Current liabilities:
Accounts payable	$61,427	$—		$—	$61,427
Accrued warranty	12,393	(1,154)	7	(999)	10,240
Accrued expenses and other current liabilities	109,722	(4,329)	8	—	105,393
Financing obligations	—	10,027	9	—	10,027
Deferred revenue and customer deposits	129,321	(13,847)	10	3,264	118,738
Current portion of recourse debt	15,681	—		—	15,681
Current portion of non-recourse debt	7,654	—		—	7,654
Current portion of non-recourse debt from related parties	2,889	—		—	2,889
Total current liabilities	339,087	(9,303)		2,265	332,049
Derivative liabilities	13,079	5,096	11	—	18,175
Deferred revenue and customer deposits, net of current portion	181,221	(95,840)	10	25,369	110,750
Financing obligations, non-current	—	400,078	9	—	400,078
Long-term portion of recourse debt	362,424	—		—	362,424
Long-term portion of non-recourse debt	219,182	—		—	219,182
Long-term portion of recourse debt from related parties	27,734	—		—	27,734
Long-term portion of non-recourse debt from related parties	32,643	—		—	32,643
Other long-term liabilities	58,417	(28,438)	8	—	29,979
Total liabilities	1,233,787	271,593		27,634	1,533,014
Redeemable noncontrolling interest	505	—		—	505
Stockholders’ deficit:
Preferred stock	—	—		—	—
Common stock	11	—		—	11
Additional paid-in capital	2,603,279	755	12	—	2,604,034
Accumulated other comprehensive loss	(148)	—		—	(148)
Accumulated deficit	(2,718,927)	(82,696)		(27,178)	(2,828,801)
Total stockholders’ deficit	(115,785)	(81,941)		(27,178)	(224,904)
Noncontrolling interest	104,072	—		—	104,072
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,222,579	$189,652		$456	$1,412,687

1 Accounts receivable — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements, for which the amount recorded to accounts receivable represents amounts invoiced for capacity billings to end customers which have not yet been collected by the financing entity as of the period end.
2 Inventories — The correction of these misstatements resulted from the change of accounting for inventory, including net capitalization of stock-based compensation cost of $2.0 million.
3 Deferred cost of revenue, current and non-current — The correction of these misstatements resulted from reclassifying deferred cost of revenue to property, plant and equipment, net, for the leased Energy Servers under the Managed Services Agreements and similar sale-leaseback arrangements of $7.4 million (short-term) and $55.4 million (long-term), net capitalization of stock-based compensation costs of $3.7 million into current deferred cost of revenue, and the correction of certain other immaterial misstatements identified to relieve installation deferred cost of revenue of $2.5 million.
4 Prepaid expenses and other current assets — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby prepaid property tax and insurance payments are now classified within prepaid expenses, rather than offset against deferred revenue.
5 Property, plant and equipment, net — The correction of these misstatements resulted from the change of accounting for Managed Services transactions and similar arrangements, whereby product and install cost of revenue are now recorded as property, plant and equipment, net in the cases where the risks of ownership have not completely transferred to the financing party of $230.9 million. This includes a net capitalization of stock-based compensation cost for these assets of $3.7 million.
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
7 Accrued warranty — The correction of these misstatements resulted from the change of accounting for accrued warranty, which is now recorded on an as-incurred basis for our Managed Services Agreements and similar arrangements, reducing accrued warranty by $0.2 million and the change of accounting for the grid pricing escalation guarantees we provided in some of our sales arrangements, which are now recorded as derivative liabilities, reducing accrued warranty by $0.9 million.
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
.

Bloom Energy Corporation
Condensed Consolidated Statement of Operations
(in thousands)

	Three Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated And Recast

Revenue:
Product	$179,899	$(22,757)	a	$(13,061)	$144,081
Installation	17,285	(5,900)	a	1,691	13,076
Service	23,659	(586)	a	(47)	23,026
Electricity	12,939	7,204	a	—	20,143
Total revenue	233,782	(22,039)		(11,417)	200,326
Cost of revenue:
Product	131,952	(19,005)	c, d	281	113,228
Installation	22,116	(4,431)	c	—	17,685
Service	19,599	920	b, d	(1,756)	18,763
Electricity	18,442	3,858	c	—	22,300
Total cost of revenue	192,109	(18,658)		(1,475)	171,976
Gross profit	41,673	(3,381)		(9,942)	28,350
Operating expenses:
Research and development	29,772	—		—	29,772
Sales and marketing	18,359	17	e	(182)	18,194
General and administrative	43,662	—		—	43,662
Total operating expenses	91,793	17		(182)	91,628
Loss from operations	(50,120)	(3,398)		(9,760)	(63,278)
Interest income	1,700	—		—	1,700
Interest expense	(16,725)	(5,997)	f	—	(22,722)
Interest expense to related parties	(1,606)	—		—	(1,606)
Other expense, net	(222)	—		—	(222)
Loss on revaluation of warrant liabilities and embedded derivatives	—	(540)	g	—	(540)
Loss before income taxes	(66,973)	(9,935)		(9,760)	(86,668)
Income tax provision	258	—		—	258
Net loss	(67,231)	(9,935)		(9,760)	(86,926)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,015)	—		—	(5,015)
Net loss attributable to Class A and Class B common stockholders	$(62,216)	$(9,935)		$(9,760)	$(81,911)

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
d Cost of revenue impacted by stock-based compensation allocation — The correction of these misstatements resulted from the capitalization of stock-based compensation costs, with a net benefit to product cost of revenue of $0.9 million, and an increase in service cost of revenue of $1.0 million due to the expensing of stock-based compensation related to field replacement units.
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

Bloom Energy Corporation
Condensed Consolidated Statement of Operations
(in thousands)

	Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated And Recast

Revenue:
Product	$321,633	$(70,928)	a	$(15,698)	$235,007
Installation	39,543	(17,095)	a	2,847	25,295
Service	46,949	(1,160)	a	704	46,493
Electricity	26,364	14,168	a	—	40,532
Total revenue	434,489	(75,015)		(12,147)	347,327
Cost of revenue:
Product	255,952	(53,985)	c, d	33	202,000
Installation	46,282	(12,837)	c	—	33,445
Service	47,156	2,251	b, d	(2,723)	46,684
Electricity	27,671	7,613	c	—	35,284
Total cost of revenue	377,061	(56,958)		(2,690)	317,413
Gross profit	57,428	(18,057)		(9,457)	29,914
Operating expenses:
Research and development	58,631	—		—	58,631
Sales and marketing	38,822	19	e	(274)	38,567
General and administrative	82,736	—		—	82,736
Total operating expenses	180,189	19		(274)	179,934
Loss from operations	(122,761)	(18,076)		(9,183)	(150,020)
Interest income	3,585	—		—	3,585
Interest expense	(32,687)	(11,835)	f	—	(44,522)
Interest expense to related parties	(3,218)	—		—	(3,218)
Other expense, net	43	—		—	43
Loss on revaluation of warrant liabilities and embedded derivatives	—	(1,080)	g	—	(1,080)
Loss before income taxes	(155,038)	(30,991)		(9,183)	(195,212)
Income tax provision	466	—		—	466
Net loss	(155,504)	(30,991)		(9,183)	(195,678)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(8,847)	—		—	(8,847)
Net loss attributable to Class A and Class B common stockholders	$(146,657)	$(30,991)		$(9,183)	$(186,831)

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
b Service cost of revenue impacted by grid pricing escalation guarantees — The correction of these misstatements resulted in a change in the accounting for our grid escalation guarantees that resulted in a decrease in service cost of revenue of 0.2 million.
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
d Cost of revenue impacted by stock-based compensation allocation — The correction of these misstatements resulted from the capitalization of stock-based compensation costs, with a net benefit to product cost of revenue of $1.6 million, and an increase in service cost of revenue of $2.4 million due to the expensing of stock-based compensation related to field replacement units.
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
g Gain (loss) on revaluation of warrant liabilities and embedded derivatives — The correction of these misstatements resulted from the change of accounting for the grid pricing escalation guarantees we provided in some of our sales arrangements which is now recorded as a derivative liability that needs to be fair valued each period end. The fair value increased in the period, resulting in a loss of $1.1 million.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated And Recast

Cash flows from operating activities:
Net loss	$(155,504)	$(30,991)		$(9,183)	$(195,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,023	6,011	A	—	37,034
Write-off of property, plant and equipment, net	2,704	—		—	2,704
Write-off of PPA II decommissioned costs	25,613	—		—	25,613
Debt make-whole payment	5,934	—		—	5,934
Revaluation of derivative contracts	555	1,081	B	—	1,636
Stock-based compensation	115,100	4,086	C	—	119,186
Loss on long-term REC purchase contract	60	—		—	60
Amortization of debt issuance cost	11,255	—		—	11,255
Changes in operating assets and liabilities:
Accounts receivable	46,591	(274)	D	3,424	49,741
Inventories	27,542	(5,345)	E	—	22,197
Deferred cost of revenue	19,198	(57,991)	F	—	(38,793)
Customer financing receivable and other	2,713	—		—	2,713
Prepaid expenses and other current assets	8,477	1,752	G	(2)	10,227
Other long-term assets	1,028	(1,029)	H	(271)	(272)
Accounts payable	(5,461)	—		—	(5,461)
Accrued warranty	(6,843)	114	I	33	(6,696)
Accrued expense and other current liabilities	7,213	(1,632)	J	—	5,581
Deferred revenue and customer deposits	(25,411)	71,325	K	5,999	51,913
Other long-term liabilities	3,419	1,303	L	—	4,722
Net cash provided by operating activities	115,206	(11,590)		—	103,616
Cash flows from investing activities:
Purchase of property, plant and equipment	(18,882)	(4,737)	M	—	(23,619)
Payments for acquisition of intangible assets	(970)	—		—	(970)
Proceeds from maturity of marketable securities	104,500	—		—	104,500
Net cash provided by investing activities	84,648	(4,737)		—	79,911
Cash flows from financing activities:
Repayment of debt	(83,997)	—		—	(83,997)
Repayment of debt to related parties	(1,220)	—		—	(1,220)
Debt make-whole payment	(5,934)	—		—	(5,934)
Proceeds from financing obligations	—	20,333	N	—	20,333
Repayment of financing obligations	—	(4,006)	N	—	(4,006)
Payments to noncontrolling and redeemable noncontrolling interests	(18,690)	—		—	(18,690)
Distributions to noncontrolling and redeemable noncontrolling interests	(7,753)	—		—	(7,753)
Proceeds from issuance of common stock	8,321	—		—	8,321
Net cash used in financing activities	(109,273)	16,327		—	(92,946)
Net increase in cash, cash equivalents, and restricted cash	90,581	—		—	90,581
Cash, cash equivalents, and restricted cash:
Beginning of period	280,485	—		—	280,485
End of period	$371,066	$—		$—	$371,066
				—	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,867	$11,835	N	$—	$35,702
Cash paid during the period for taxes	497	—		—	497
A Depreciation and amortization — The correction of these misstatements resulted from the change of accounting for Energy Servers under our Managed Services Program and similar arrangements that were previously expensed as product and install cost of revenue, but are now recorded as property, plant and equipment, net and depreciated over their useful lives of 21 years.
B Revaluation of derivative contracts — The correction of these misstatements resulted from the change of accounting for the grid pricing escalation guarantees we provided in some of our sales arrangements. These commitments were previously treated as an accrued liability. We now consider the commitments a derivative liability, with the initial value of recorded as a reduction in product revenue and then any changes in the value adjusted through other expense, net, each period thereafter.
C Stock-based compensation — The correction of these misstatements resulted from the change of accounting for stock-based compensation, including net capitalization of stock-based compensation cost into inventory of $4.7 million. The correction of this misstatement also resulted in the capitalization of $0.6 million of stock-based compensation costs related to assets under the Managed Services Programs now recorded as construction in progress within property, plant and equipment, net.
D Accounts receivable — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements, for which the amount recorded to accounts receivable represents amounts invoiced for capacity billings to end customers which have not yet been collected by the financing entity as of the period end.
E Inventories — The correction of these misstatements resulted from the change of accounting for inventories held for shipments planned to customers under our Managed Services Program and similar arrangements now being accounted for as construction in progress within property, plant and equipment, net.
F Deferred cost of revenue, current and non-current — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby leased Energy Servers of $56.5 million previously classified as deferred cost of revenue is now recorded as construction in progress within property, plant and equipment, net, and the net release of stock-based compensation expenses of $1.5 million.
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
I Accrued warranty — The correction of these misstatements resulted from the change of accounting for accrued warranty which is now recorded on an as-incurred basis for our Managed Services Agreements and similar arrangements. The correction of these misstatements resulted from the change of accounting for the grid pricing escalation guarantees we've provided in some of our sales arrangements. These commitments were previously treated as a contingent liability that was considered remote. We now maintain a $0.3 million accrual, with the initial value treated as a reduction in product revenue and then any changes in the value adjusted through other expense, net each period thereafter.
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
L Other long-term liabilities — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements whereby instead of recognizing the bank financing as revenue, the bank financing loan proceeds received and due beyond the next 12 months are classified as a financing obligation.
M Purchase of property, plant and equipment — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby costs previously recognized as product and installation cost of revenue are now recorded as property, plant and equipment, net, in the cases where the risks of ownership have not completely transferred to the financing party.
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

3. Revenue Recognition
Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Deferred revenue	$162,186	$168,223
Deferred incentive revenue	7,067	7,397
Customer deposits	48,375	39,101
Deferred revenue and customer deposits	$217,628	$214,721

Deferred revenue activity during the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		As Restated		As Restated
Beginning balance	$170,034	$140,734	$168,223	$140,130
Additions	159,142	189,138	297,254	307,497
Revenue recognized	(166,990)	(171,886)	(303,291)	(289,641)
Ending balance	$162,186	$157,986	$162,186	$157,986
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The significant component of deferred revenue at the end of the period consists of performance obligations relating to the provision of maintenance services under current contracts and future renewal periods. These obligations provide customers with material rights over a period that we estimate will be largely commensurate with the period of their expected use of the associated Energy Server. As a result, we expect to recognize these amounts as revenue over a period of up to 21 years, predominantly on a cost-to-cost basis that reflects the cost of providing these services. Deferred revenue also includes performance obligations relating to product acceptance and installation. A significant amount of this deferred revenue is reflected as additions and revenue recognized in the same period and we expect to recognize all amounts within a year.
Revenue by source
We disaggregate revenue from contracts with customers into four revenue categories: (i) product, (ii) installation, (iii) services and (iv) electricity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		As Restated		As Restated
Revenue from contracts with customers:
Product revenue	$116,197	$144,081	$215,756	$235,007
Installation revenue	29,839	13,076	46,457	25,295
Services revenue	26,208	23,026	51,355	46,493
Electricity revenue	—	5,110	—	10,840
Total revenue from contract with customers	172,244	185,293	313,568	317,635
Revenue from contracts accounted for as leases:
Electricity revenue	15,612	15,033	30,987	29,692
Total revenue	$187,856	$200,326	$344,555	$347,327

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying value of cash and cash equivalents approximate fair value are as follows (in thousands):

	June 30, 2020	December 31, 2019
As Held:
Cash	$88,092	$100,773
Money market funds	236,037	276,615
	$324,129	$377,388
As Reported:
Cash and cash equivalents	$144,072	$202,823
Restricted cash	180,057	174,565
	$324,129	$377,388
Restricted cash consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Current:
Restricted cash	$35,073	$28,494
Restricted cash related to PPA Entities [1]	5,320	2,310
Restricted cash, current	40,393	30,804
Non-current:
Restricted cash	51	10
Restricted cash related to PPA Entities [1]	139,613	143,751
Restricted cash, non-current	139,664	143,761
	$180,057	$174,565
1 We have variable interest entities that represent a portion of the consolidated balances recorded within the "restricted cash," and other financial statement line items in the consolidated balance sheets (see Note 13, Power Purchase Agreement Programs). In addition, the restricted cash held in PPA II and PPA IIIb entities as of June 30, 2020, includes $4.2 million and $0.3 million of current restricted cash, and $104.5 million and $20.0 million of non-current restricted cash, respectively, and these entities are not considered variable interest entities. The restricted cash held in PPA II and PPA IIIb entities as of December 31, 2019, includes $108.7 million and $20.0 million of non-current restricted cash, respectively, and these entities are not considered variable interest entities.
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

	Fair Value Measured at Reporting Date Using
June 30, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$236,037	$—	$—	$236,037
	$236,037	$—	$—	$236,037
Liabilities
Accrued expenses and other current liabilities	$1,451	$—	$—	$1,451
Derivatives:
Natural gas fixed price forward contracts	—	—	5,185	5,185
Embedded EPP derivatives	—	—	5,480	5,480
Interest rate swap agreements	—	17,881	—	17,881
	$1,451	$17,881	$10,665	$29,997

	Fair Value Measured at Reporting Date Using
December 31, 2019	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$276,615	$—	$—	$276,615
Interest rate swap agreements	—	3	—	3
	$276,615	$3	$—	$276,618
Liabilities
Accrued expenses and other current liabilities	$996	$—	$—	$996
Derivatives:
Natural gas fixed price forward contracts	—	—	6,968	6,968
Embedded EPP derivatives	—	—	6,176	6,176
Interest rate swap agreements	—	9,241	—	9,241
	$996	$9,241	$13,144	$23,381
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our condensed consolidated balance sheets. As of June 30, 2020, $2.0 million of the loss on the interest rate swaps accumulated in other comprehensive income (loss) is expected to be reclassified into earnings in the next 12 months.
Natural Gas Fixed Price Forward Contracts - Natural gas fixed price forward contracts are valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices and therefore, as no observable inputs to support market activity are available, are classified as Level 3 liabilities.

The following table provides the number and fair value of our natural gas fixed price forward contracts (in thousands):

	June 30, 2020		December 31, 2019
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹:
Natural gas fixed price forward contracts (not under hedging relationships)	1,407	$5,185	1,991	$6,968

¹ Recorded in current liabilities and derivative liabilities in the consolidated balance sheets.
² One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the three months ended June 30, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contracts and recorded an unrealized loss of $0.1 million and an unrealized loss of $1.1 million, respectively. For the three months ended June 30, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contracts and recorded a realized gain of $1.5 million and a realized gain of $1.1 million, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statement of operations.
For the six months ended June 30, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contracts and recorded an unrealized loss of $0.7 million and an unrealized loss of $0.7 million, respectively. For the six months ended June 30, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contracts and recorded a realized gain of $2.5 million and a realized gain of $1.6 million, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statement of operations.
Embedded EPP Derivative Liability in Sales Contracts - We estimated the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model which considers various potential electricity price curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as a Level 3 financial liability. For the three months ended June 30, 2020 and 2019, we marked-to-market the fair value of our embedded EPP derivatives and recorded an unrealized gain of $0.4 million and an unrealized loss of $0.5 million, respectively, in gain (loss) on revaluation of embedded derivatives on our condensed consolidated statement of operations.
For the six months ended June 30, 2020 and 2019, we marked-to-market the fair value of our embedded EPP derivatives and recorded an unrealized loss of $0.7 million and an unrealized loss of $1.1 million, respectively, in gain (loss) on revaluation of embedded derivatives on our condensed consolidated statement of operations.
There were no transfers between fair value measurement classifications during the three and six months ended June 30, 2020 and 2019. The changes in the Level 3 financial liabilities were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2019	$6,968	$6,176	$13,144
Settlement of natural gas fixed price forward contracts	(2,478)	—	(2,478)
Changes in fair value	695	(696)	(1)
Liabilities at June 30, 2020	$5,185	$5,480	$10,665

The following table presents the unobservable inputs related to our Level 3 liabilities:

	As of June 30, 2020
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Average
	(in thousands)				($ per Units)
Natural Gas	$5,185	Discounted Cash Flow	Forward basis price	MMBtu	$2.25 - $4.62	$3.07

	As of December 31, 2019
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Average
	(in thousands)				($ per Units)
Natural Gas	$6,968	Discounted Cash Flow	Forward basis price	MMBtu	$2.39 - $5.65	$3.23

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
To estimate the liabilities related to the EPP contracts an option pricing method was implemented through a Monte Carlo simulation. The unobservable inputs were simulated based on the available values for Avoided Cost and Cost of Electricity as calculated for June 30, 2020 and December 31, 2019, using an expected growth rate of 7% over the contracts life and volatility of 20%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2020. Avoided Cost is the Transmission and Distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average of the amount of charge for each rate shall be weighted by the number of effective months for each amount.
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

	June 30, 2020		December 31, 2019
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$53,365	$44,157	$55,855	$44,002
Debt instruments
Recourse:
LIBOR + 4% term loan due November 2020	697	713	1,536	1,590
5% convertible promissory Constellation note due December 2021	—	—	36,482	32,070
10% convertible promissory notes due December 2021[1]	263,405	411,448	273,410	302,047
10% notes due July 2024	83,497	83,977	89,962	97,512
10.25% senior secured notes due March 2027	68,437	63,690	—	—
Non-recourse:
7.5% term loan due September 2028	32,645	37,651	34,969	41,108
6.07% senior secured notes due March 2030	78,565	89,032	80,016	87,618
LIBOR + 2.5% term loan due December 2021	118,473	117,855	120,436	120,510
1The fair value on the 10% convertible notes increased due to the increase in the fair value of the conversion feature.
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
During the six months ended June 30, 2020, we upgraded 0.4 megawatts of Energy Servers in PPA IIIb by decommissioning these systems and selling and installing new Energy Servers. As a result of these upgrades, the useful lives of all other remaining Energy Servers included within our long-lived assets were reassessed and we concluded that no change in the useful lives or impairment of these remaining Energy Servers was identified in the period ended June 30, 2020. See Note 13, Purchase Power Agreement Programs for further information.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Raw materials	$70,555	$67,829
Work-in-progress	25,075	21,207
Finished goods	16,849	20,570
	$112,479	$109,606
The inventory reserves were $14.0 million and $14.6 million as of June 30, 2020 and December 31, 2019, respectively. In addition, we held Energy Server product inventory at customer locations pending installation and acceptance of $24.0 million and $14.6 million as of June 30, 2020 and December 31, 2019, respectively. As this Energy Server inventory was shipped to customer locations as a result of a signed sales contract, but where title has not transferred until acceptance occurs, these balances are recorded as deferred cost of revenues on the consolidated balance sheets.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Government incentives receivable	$832	$893
Prepaid maintenance	3,158	3,763
Receivables from employees	6,089	6,130
Other prepaid expenses and other current assets	10,668	17,282
	$20,747	$28,068
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Energy Servers	$648,273	$650,600
Computers, software and hardware	20,884	20,275
Machinery and equipment	103,892	101,650
Furniture and fixtures	8,313	8,339
Leasehold improvements	35,784	35,694
Building	46,686	40,512
Construction in progress	22,633	12,611
	886,465	869,681
Less: Accumulated depreciation	(284,899)	(262,622)
	$601,566	$607,059
Construction in progress increased $10.0 million from 2019, primarily due to an increase of $13.5 million of Energy Servers under our Managed Services sale-leaseback program pending acceptance, partially offset by $3.5 million primarily due to completion of Delaware plant expansion.
Depreciation expense related to property, plant and equipment was $12.8 million and $22.5 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense related to property, plant and equipment was $25.9 million and $36.4 million for the six months ended June 30, 2020 and 2019, respectively.
Property, plant and equipment under operating leases by the PPA Entities was $368.0 million and $371.4 million as of June 30, 2020 and December 31, 2019, respectively. The accumulated depreciation for these assets was $104.2 million and $95.5 million as of June 30, 2020 and December 31, 2019, respectively. Depreciation expense related to our property, plant and equipment under operating leases by the PPA Entities was $5.9 million and $6.4 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense related to our property, plant and equipment under operating leases by the PPA Entities was $12.1 million and $12.7 million for the six months ended June 30, 2020 and 2019, respectively.

Customer Financing Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Total minimum lease payments to be received	$73,015	$76,886
Less: Amounts representing estimated executory costs	(18,759)	(19,931)
Net present value of minimum lease payments to be received	54,256	56,955
Estimated residual value of leased assets	890	890
Less: Unearned income	(1,781)	(1,990)
Net investment in sales-type financing leases	53,365	55,855
Less: Current portion	(5,254)	(5,108)
Non-current portion of investment in sales-type financing leases	$48,111	$50,747
The future scheduled customer payments from sales-type financing leases were as follows as of June 30, 2020 (in thousands):

	Remainder of 2020	2021	2022	2023	2024	Thereafter

Future minimum lease payments, less interest	$2,618	$5,428	$5,784	$6,155	$6,567	$25,923
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Prepaid and other long-term assets	$30,862	$29,153
Deferred commissions	6,143	5,007
Equity-method investments	2,119	5,733
Long-term deposits	1,865	1,759
	$40,989	$41,652
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Product warranty	$3,156	$2,345
Product performance	6,275	7,535
Maintenance services contracts	744	453
	$10,175	$10,333
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2019	$9,881
Accrued warranty, net	4,164
Warranty expenditures during period	(4,614)
Balances at June 30, 2020	$9,431

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Compensation and benefits	$22,678	$17,173
Current portion of derivative liabilities	6,265	4,834
Sales related liabilities	393	416
Accrued installation	12,185	10,348
Sales tax liabilities	3,190	3,849
Interest payable	5,664	3,875
Accrued payables	26,640	18,650
Other	11,037	11,139
	$88,052	$70,284
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Delaware grant	$10,469	$10,469
Other	16,807	17,544
	$27,276	$28,013
In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full- time workers at the facility over a certain period of time. We have received $12.0 million of the grant which is contingent upon us meeting certain milestones related to the construction of the manufacturing facility and the employment of full-time workers at the facility through September 30, 2023. We paid $1.5 million in 2017 for recapture provisions, and no additional amounts have been paid. As of June 30, 2020, we have recorded $10.5 million in other long-term liabilities for potential repayments. See Note 14, Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$714	$697	$—	$697	$—	LIBOR plus margin	November 2020	Company	Yes
10% convertible promissory notes due December 2021	249,299	—	263,405	263,405	—	10.0%	December 2021	Company	Yes
10% notes due July 2024	86,000	14,000	69,497	83,497	—	10.0%	July 2024	Company	Yes
10.25% senior secured notes due March 2027	70,000	—	68,437	68,437	—	10.25%	March 2027	Company	Yes
Total recourse debt	406,013	14,697	401,339	416,036	—
7.5% term loan due September 2028	35,675	2,567	30,078	32,645	—	7.5%	September 2028	PPA IIIa	No
6.07% senior secured notes due March 2030	79,466	3,511	75,054	78,565	—	6.1%	March 2030	PPA IV	No
LIBOR + 2.5% term loan due December 2021	119,472	5,289	113,184	118,473	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	968	2.25%	December 2021	PPA V	No
Total non-recourse debt	234,613	11,367	218,316	229,683	968
Total debt	$640,626	$26,064	$619,655	$645,719	$968

The following is a summary of our debt as of December 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$1,571	$1,536	$—	$1,536	$—	LIBOR plus margin	November 2020	Company	Yes
5% convertible promissory note due December 2020	33,104	36,482	—	36,482	—	5.0%	December 2020	Company	Yes
6% convertible promissory notes due December 2020	289,299	273,410	—	273,410	—	6.0%	December 2020	Company	Yes
10% notes due July 2024	93,000	14,000	75,962	89,962	—	10.0%	July 2024	Company	Yes
Total recourse debt	416,974	325,428	75,962	401,390	—
7.5% term loan due September 2028	38,337	3,882	31,087	34,969	—	7.5%	September 2028	PPA IIIa	No
6.07% senior secured notes due March 2030	80,988	3,151	76,865	80,016	—	6.1%	March 2030	PPA IV	No
LIBOR + 2.5% term loan due December 2021	121,784	5,122	115,315	120,437	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	1,220	2.25%	December 2021	PPA V	No
Total non-recourse debt	241,109	12,155	223,267	235,422	1,220
Total debt	$658,083	$337,583	$299,229	$636,812	$1,220
Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of June 30, 2020 and December 31, 2019.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - The weighted average interest rate as of June 30, 2020 and December 31, 2019 was 4.5% and 6.3%, respectively. As of June 30, 2020 and December 31, 2019, the unpaid principal balance of debt outstanding was $0.7 million and $1.6 million, respectively, and we are in compliance with all covenants, respectively.
10% Constellation Convertible Promissory Note due 2021 - On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”)

which amended the terms of the 5% Constellation Note to extend the maturity date to December 31, 2021 and increased the interest rate from 5% to 10% ("10% Constellation Note"). We further amended the 10% Constellation Note by reducing the strike price on the conversion feature from $38.64 per share to $8.00 per share.
When we evaluated the Constellation Note Modification Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors ("ASC 470-60") and ASC 470-50, Debt - Modifications and Extinguishments ("ASC 470-50"), we concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, the 10% Constellation Note, which consisted of $33.1 million in principal and $3.8 million in accrued and unpaid interest, was extinguished and the 10% Constellation Note was recorded at their fair market value which equaled $40.7 million. The difference between the fair market value of the 10% Constellation Note and the carrying value of the 5% Constellation Note of $3.8 million was recorded as a loss on extinguishment of debt in the condensed consolidated statement of operations.
On June 18, 2020, Constellation NewEnergy, Inc. exchanged their entire 10% Constellation Note at the conversion price of $8.00 per share into 4.7 million shares of Class A common stock. At the time of this exchange the unamortized premium of $3.4 million was recorded as an adjustment to additional paid-in capital.
10% Convertible Promissory Notes due December 2021 - On March 31, 2020, we entered into an Amendment Support Agreement (the “Amendment Support Agreement”) with the noteholders of our outstanding 6% Convertible Notes pursuant to which such Noteholders agreed to extend the maturity date of the outstanding 6% Convertible Notes to December 1, 2021 and increase the interest rate from 6% to 10%, ("10% Convertible Notes"). Additionally, the debt is convertible at the option of the Noteholders into common stock at any time through the maturity date and we further amended the 10% Convertible Notes by reducing the strike price on the conversion feature from $11.25 to $8.00 per share. In conjunction with entering into the Amendment Support Agreement, on March 31, 2020, we also entered into a Convertible Note Purchase Agreement (the “10% Convertible Note Purchase Agreement”) and issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes to Foris Ventures, LLC, a new Noteholder, and New Enterprise Associates 10, Limited Partnership, an existing Noteholder. The 10% Convertible Notes and the $30.0 million new 10% Convertible Notes were all reflected in the Amended and Restated Indenture between the Company and U.S. Bank National Association dated April 20, 2020. The Amendment Support Agreement required that we repay at least $70.0 million of the 10% Convertible Notes on or before September 1, 2020. In return, collateral was released to support the collateral required under the 10.25% Senior Secured Notes, and 50% of the proceeds from the consummation of certain transactions, including equity offerings or additional indebtedness, will be applied to redeem the 10% Convertible Notes at a redemption price equal to 100% of the principal amount of the 10% Convertible Notes, plus accrued and unpaid interest, the aggregate sum of all remaining scheduled interest payments, discounted by a rate equal to the treasury rate plus fifty basis points, multiplied by a certain percentage (“Applicable Percentage”) that ranges from 0% to 100% which is determined based on the time of redemption. If the redemption were to occur on or before October 21, 2020, the Applicable Percentage would be 0% and therefore no redemption penalty would be incurred. If the redemption were to happen after October 21, 2020, the Applicable Percentage would be between 25% and 100%, determined based on the time of redemption. On May 1, 2020, we repaid $70.0 million of the 10% Convertible Notes and accrued and unpaid interest and recorded an adjustment to the unamortized debt premium of $4.3 million.
We evaluated the Amendment Support Agreement in accordance with ASC 470-60 and 470-50 and concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, we recorded a $10.3 million loss on extinguishment of debt in the condensed consolidated statement of operations, which was calculated as the difference between the reacquisition price of the 6% Convertible Notes and the carrying value of the 6% Convertible Notes. The total carrying value of the 6% Convertible Notes equaled $279.0 million, which consisted of $289.3 million in principal and $1.4 million in accrued and unpaid interest, reduced by $10.7 million in unamortized discount and $1.0 million in unamortized debt issuance costs. The total reacquisition price of the 6% Convertible Notes equaled $289.3 million which consisted of the $340.7 million fair value of the 10% Convertible Notes, $1.4 million in accrued and unpaid interest, and $1.2 million of fees paid to Noteholders as part of the amendment, reduced by $24.0 million, the fair value at March 31, 2020 of the embedded derivative relating to the equity classified conversion feature was reclassified from additional paid-in capital at the time of the debt extinguishment, $20.0 million cash received from the additional 10% Convertible Notes that were issued to New Enterprise Associates 10, Limited Partnership, and the $10.0 million issuance to Foris Ventures, LLC.
The new net carrying amount of the 10% Convertible Notes of $263.4 million, which consists of the $249.3 million principal of the 10% Convertible Notes, $14.1 million net of premium paid for the 10% Convertible Notes and debt issuance costs was classified as non-current as of June 30, 2020. Furthermore, the $14.1 million deemed premium net of debt issuance cost is being amortized over the term of the 10% Convertible Notes using the effective interest method.
10% Notes due July 2024 - The outstanding unpaid principal balance of the 10% Notes of $14.0 million and $14.0 million were classified as current as of June 30, 2020 and December 31, 2019, respectively, and the net carrying amount of the 10% Notes of $69.5 million and $76.0 million were classified as non-current as of June 30, 2020 and December 31, 2019, respectively. The accrued unpaid interest balance on the 10% Notes was $3.6 million and $3.9 million as on June 30, 2020 and December 31, 2019, respectively.
10.25% Senior Secured Notes due March 2027 - On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes due 2027 (the “10.25% Senior Secured Notes”) in a private placement (the “Senior Secured Notes Private Placement”). The 10.25% Senior Secured Notes are governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantors party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes are secured by certain of our operations and maintenance agreements that previously were part of the security for the 6% Convertible Notes. We used the proceeds of this issuance to repay $70.0 million of our 10% Convertible Notes on May 1, 2020. The 10.25% Senior Secured Notes are supported by a $150.0 million indenture between us and US Bank National Association which contains an accordion feature for an additional $80.0 million of notes that can be issued within the next 18 months.
Interest on the 10.25% Senior Secured Notes is payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The outstanding unpaid principal of the 10.25% Senior Secured Notes of $70.0 million was classified as non-current as of June 30, 2020.
Non-recourse Debt Facilities
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
6.07% Senior Secured Notes due March 2025 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.3 million as of June 30, 2020 and $8.0 million as of December 31, 2019, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - The outstanding debt balance of the Term Loan of $5.3 million and $5.1 million were classified as current and $113.2 million and $115.3 million were classified as non-current as of June 30, 2020 and December 31, 2019, respectively.
In accordance with the credit agreement, PPA V was issued a floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the Lenders’ commitments to the loan and the commitments to a letter of credit ("LC") facility, the PPA V also pays commitment fees at 0.50% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015 PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan.

Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of June 30, 2020 and December 31, 2019 was $5.2 million and $5.0 million, respectively. The unused capacity as of June 30, 2020 and December 31, 2019 was $1.0 million and $1.2 million, respectively.
Related Party Debt
Portions of the above described recourse and non-recourse debt are held by various related parties. See Note 16, Related Party Transactions for a full description.
Repayment Schedule and Interest Expense
The following table presents detail of our outstanding loan principal repayment schedule as of June 30, 2020 (in thousands):

Remainder of 2020	$20,373
2021	395,201
2022	38,480
2023	44,768
2024	39,615
Thereafter	102,189
$640,626
Interest expense of $15.2 million and $24.3 million for the three months ended June 30, 2020 and 2019, respectively, was recorded in interest expense on the condensed consolidated statements of operations. Interest expense of $37.3 million and $47.7 million for the six months ended June 30, 2020 and 2019, respectively, was recorded in interest expense on the condensed consolidated statements of operations.
8. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of June 30, 2020 and December 31, 2019 on our condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets
Prepaid expenses and other current assets	$—	$3
	$—	$3

Liabilities
Accrued expenses and other current liabilities	$2,098	$782
Derivative liabilities	15,783	8,459
	$17,881	$9,241
PPA Company V - In July 2015, PPA Company V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swaps were $183.2 million and $184.2 million as of June 30, 2020 and December 31, 2019, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We recorded a gain of $35,600 and a gain of $36,000 attributable to the change in valuation during the three months ended June 30, 2020 and 2019, respectively, and were included in other income (expense), net in the condensed consolidated statements of operations. We recorded a gain of $71,000 and a gain of $12,000 attributable to the change in valuation during the six months ended June 30, 2020 and 2019, respectively, and were included in other income (expense), net in the condensed consolidated statement of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings were as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$17,415	$5,692	$9,238	$3,548
Loss recognized in other comprehensive loss	928	3,460	9,284	5,590
Amounts reclassified from other comprehensive loss to earnings	(425)	42	(567)	103
Net loss recognized in other comprehensive loss	503	3,502	8,717	5,693
Gain recognized in earnings	(37)	(48)	(74)	(95)
Ending balance	$17,881	$9,146	$17,881	$9,146

For the three months ended June 30, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contract and recorded an unrealized loss of $0.1 million and an unrealized loss of $1.1 million, respectively. For the six months ended June 30, 2020 and 2019, we marked-to-market the fair value of our natural gas fixed price forward contract and recorded an unrealized loss of $0.7 million and an unrealized loss of $0.7 million, respectively.
For the three months ended June 30, 2020 and 2019, we recorded a realized gain of $1.5 million and realized gain of $1.1 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue on the condensed consolidated statement of operations. For the six months ended June 30, 2020 and 2019, we recorded a realized gain of $2.5 million and realized gain of $1.6 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue on the condensed consolidated statement of operations.
Embedded EPP Derivatives in Sales Contracts
Embedded EPP Derivatives in Sales Contracts - We estimated the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model which considers various potential electricity price forward curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives. We recorded an unrealized gain of $0.4 million and an unrealized loss of $0.5 million attributable to the change in fair value for the three months ended June 30, 2020 and 2019, respectively. We recorded an unrealized gain of $0.7 million and an unrealized loss of $1.1 million attributable to the change in fair value for the six months ended June 30, 2020 and 2019, respectively. These gains and losses were included within loss on revaluation of embedded derivatives in the condensed consolidated statements of operations. The fair value of these derivatives was $5.5 million and $6.2 million as of June 30, 2020 and December 31, 2019, respectively.

9. Stockholders' Equity
Our capitalization as of June 30, 2020 and December 31, 2019 is described as follows:

	Authorized	Shares Issued and Outstanding
		June 30, 2020	December 31, 2019
Total common stock - Class A1	600,000,000	99,233,074	84,549,511
Total common stock - Class B1	600,000,000	31,005,215	36,486,778
Total preferred stock	10,000,000	—	—
		130,238,289	121,036,289
Rights to acquire stock
Stock Plans' options and awards outstanding:
2002 stock plan		1,684,718	1,856,154
2012 equity incentive plan		13,530,104	16,638,850
2018 equity incentive plan		9,664,887	9,454,578
		24,879,709	27,949,582
Warrants outstanding:
Common warrants [2]		494,121	494,121
		25,373,830	28,443,703
Total diluted shares		155,612,119	149,479,992
Total options/RSUs available for grant - 2018 EIP plan		22,789,740	17,233,144
Total shares available for grant - 2018 ESPP plan		3,532,380	3,030,407
		181,934,239	169,743,543

Unreserved Stock 503,245,441 Total authorized shares
1 We have two classes of authorized common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock at the discretion of its holder, or automatically upon the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar.
2 As of June 30, 2020 and December 31, 2019, we had Class B common stock warrants outstanding to purchase 481,181 and 12,940 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively.
10. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us.
2002 Stock Plan
As of June 30, 2020, options to purchase 1,684,718 shares of Class B common stock were outstanding with a weighted average exercise price of $24.80 per share.
2012 Equity Incentive Plan
As of June 30, 2020, options to purchase 9,510,910 shares of Class B common stock were outstanding with a weighted average exercise price of $27.15 per share and no shares were available for future grant. As of June 30, 2020, we had outstanding RSUs that may be settled for 4,019,194 shares of Class B common stock under the plan.
2018 Equity Incentive Plan
As of June 30, 2020, options to purchase 5,975,977 shares of Class A common stock were outstanding with a weighted average exercise price of $9.25 per share and 3,688,910 shares of outstanding RSUs that may be settled for Class A common stock which were granted pursuant to the plan.

Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Risk-free interest rate	0.6%	2.4%- 2.5%	0.6%	2.4% - 2.6%
Expected term (years)	6.6	6.4 - 6.7	6.6	6.4 - 6.7
Expected dividend yield	—	—	—	—
Expected volatility	71.0%	47.5%	71.0%	47.5% - 50.2%

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		As Restated		As Restated

Cost of revenue	$4,736	$10,538	$10,243	$28,850
Research and development	4,714	12,218	10,810	26,448
Sales and marketing	2,234	8,935	6,124	20,447
General and administrative	6,947	19,673	14,473	43,441
	$18,631	$51,364	$41,650	$119,186
Stock-based Compensation - During the three months ended June 30, 2020 and 2019, we recognized $18.6 million and $51.4 million of total stock-based compensation costs, respectively. During the six months ended June 30, 2020 and 2019, we recognized $41.7 million and $119.2 million of total stock-based compensation costs, respectively.
During the three months ended June 30, 2020 and 2019, we recognized $0.9 million and $6.2 million, respectively, of stock-based compensation expense previously capitalized in inventory and property, plant and equipment. During the six months ended June 30, 2020 and 2019, we recognized $1.8 million and $17.0 million, respectively, of stock-based compensation expense previously capitalized in inventory and property, plant and equipment.

Stock Option and RSU Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
December 31, 2019	17,837,316	$20.76	6.94	$14,964
Granted	200,000	7.30
Exercised	(170,873)	5.90
Cancelled	(694,838)	22.46
Balances at June 30, 2020	17,171,605	20.69	6.46	26,824
Vested and expected to vest at Current period end	16,555,245	21.08	6.37	24,325
Exercisable at Current period end	9,515,698	28.48	4.67	384
Stock Options - During the three months ended June 30, 2020 and 2019, we recognized $4.9 million and $9.0 million of stock-based compensation costs for stock options, respectively. During the six months ended June 30, 2020 and 2019, we recognized $10.5 million and $18.2 million of stock-based compensation costs for stock options, respectively.
We granted 200,000 options of Class A common stock during the three and six months ended June 30, 2020 and the weighted average grant-date fair value of those options was $7.30 per share.
As of June 30, 2020 and 2019, we had unrecognized compensation costs related to unvested stock options of $31.0 million and $56.8 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 2.2 years and 2.6 years, respectively. We had no excess tax benefits in the quarters ended June 30, 2020 and 2019. Cash received from stock options exercised totaled $1.0 million and $ 1.4 million ended June 30, 2020 and 2019, respectively.
A summary of our RSUs activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2019	10,112,266	$17.29
Granted	1,214,942	8.75
Vested	(3,320,153)	19.06
Forfeited	(298,951)	15.50
Balances at June 30, 2020	7,708,104	15.26
Restricted Stock Units - The estimated fair value of RSU awards is based on the fair value of our Class A common stock on the date of grant. For the three months ended June 30, 2020 and June 30, 2019, we recognized $10.5 million and $39.7 million of stock-based compensation costs for RSUs, respectively. For the six months ended June 30, 2020 and June 30, 2019, we recognized $23.7 million and $90.7 million of stock-based compensation costs for RSUs, respectively.
As of June 30, 2020, we had $35.3 million of unrecognized stock-based compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average period of 1.2 years. As of June 30, 2019, we had $108.2 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense was expected to be recognized over a weighted average period of 1.1 years.

The following table presents the stock activity and the total number of RSUs available for grant under our stock plans as of June 30, 2020:

Plan Shares Available for Grant

Balances at December 31, 2019	17,233,144
Added to plan	6,654,552
Granted	(1,414,942)
Cancelled	992,262
Expired	(675,276)
Balances at June 30, 2020	22,789,740
2018 Employee Stock Purchase Plan
During the three months ended June 30, 2020 and 2019, we recognized $1.8 million and $2.4 million of stock-based compensation costs under our 2018 Employee Stock Purchase Plan (the "2018 ESPP"), respectively. During the six months ended June 30, 2020 and 2019, we recognized $4.7 million and $5.2 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 992,846 shares in the six months ended June 30, 2020. During the first six months of 2020, we added an additional 1,494,819 shares and there were 3,532,380 shares available for issuance as of June 30, 2020.

2019 and 2020 Executive Awards
In November 2019, the Board approved stock options ("2019 Executive Awards") to certain executive staff. The 2019 Executive Awards consist of three vesting tranches with a vesting schedule based on the attainment of market conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2019 Executive Awards are recognized over the service period, even though no tranches of the 2019 Performance Awards vest unless a market condition is achieved. The grant date fair value of the options is determined using a Monte Carlo simulation.
In June 2020, the Board approved stock awards ("2020 Executive Awards") to certain executive staff. The 2020 Executive Awards consist of three vesting tranches with an annual vesting schedule based on the attainment of performance conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2020 Executive Awards is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
11. Income Taxes
For the three months ended June 30, 2020 and 2019, we recorded provisions for income taxes of $0.1 million and $0.3 million on pre-tax losses of $47.8 million and $86.7 million for effective tax rates of (0.3)% and (0.3)%, respectively. For the six months ended June 30, 2020 and 2019, we recorded provisions for income taxes of $0.3 million and $0.5 million on pre-tax losses of $129.4 million and $195.2 million for effective tax rates of (0.2)%, and (0.2)%, respectively.
The effective tax rate for the three and six months ended June 30, 2020 and 2019 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of our net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		As Restated		Restated
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(42,512)	$(81,911)	$(118,461)	$(186,831)
Denominator:
Weighted average shares of common stock, basic and diluted	125,928	113,622	124,823	112,737
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.34)	$(0.72)	$(0.95)	$(1.66)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share attributable to common stockholders, diluted, for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Convertible notes	$31,162	$27,253	$31,162	$27,253
Stock options and awards	4,788	6,480	4,889	5,811
	$35,950	$33,733	$36,051	$33,064

13. Power Purchase Agreement Programs
Overview
In mid-2010, we began offering our Energy Servers through our Bloom Electrons program, which we denote as Power Purchase Agreement Programs, financed via investment entities. For additional information, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

PPA Entities' Activities Summary
The table below shows the details of the three Investment Companies' VIEs that were active during the six months ended June 30, 2020 and their cumulative activities from inception to the periods indicated (dollars in thousands):

	PPA IIIa	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	10	21	40
Installed size (in megawatts)	10	19	37
Term of power purchase agreements (in years)	15	15	15
First system installed	Feb-13	Sep-14	Jun-15
Last system installed	Jun-14	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	90%	99%
Cash allocation to Equity Investor	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%	No flip	No flip
Equity Investor [1]	US Bank	Exelon Corporation	Exelon Corporation
Put option date [2]	1st anniversary of flip point	N/A	N/A
Company cash contributions	$32,223	$11,669	$27,932
Company non-cash contributions [3]	$8,655	$—	$—
Equity Investor cash contributions	$36,967	$84,782	$227,344
Debt financing	$44,968	$99,000	$131,237
Activity as of June 30, 2020:
Distributions to Equity Investor	$4,819	$8,582	$74,128
Debt repayment—principal	$9,293	$19,534	$11,765
Activity as of December 31, 2019:
Distributions to Equity Investor	$4,803	$6,692	$70,591
Debt repayment—principal	$6,631	$18,012	$9,453

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

The noncontrolling interests in PPA IIIa are redeemable as a result of the put option held by the Equity Investors as of June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the carrying value of redeemable noncontrolling interests of $0.1 million and $0.4 million, respectively, exceeded the maximum redemption value.

PPA Entities’ Aggregate Assets and Liabilities
Generally, Operating Company assets can be used to settle only the Operating Company obligations and Operating Company creditors do not have recourse to us. The aggregate carrying values of our VIEs, including PPA IIIa, PPA IV and PPA V, for their assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, were (in thousands):

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$4,600	$1,894
Restricted cash	827	2,244
Accounts receivable	4,004	4,194
Customer financing receivable	5,254	5,108
Prepaid expenses and other current assets	1,030	3,587
Total current assets	15,715	17,027
Property and equipment, net	263,793	275,481
Customer financing receivable, non-current	48,111	50,747
Restricted cash	15,123	15,045
Other long-term assets	241	607
Total assets	$342,983	$358,907
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$2,312	$1,391
Deferred revenue and customer deposits	662	662
Current portion of debt	11,366	12,155
Total current liabilities	14,340	14,208
Derivative liabilities	15,783	8,459
Deferred revenue	6,405	6,735
Long-term portion of debt	218,316	223,267
Other long-term liabilities	2,627	2,355
Total liabilities	$257,471	$255,024
As of January 1, 2020, the flip date, we are the majority owner shareholder in the PPA IIIa entity receiving 95% of all cash distributions and profits and losses. In PPA IV and PPA V we consolidate as VIEs, we are the minority shareholder. PPA Entities contain debt that is non-recourse to us. The PPA Entities also own Energy Server assets for which we do not have title. Although we will continue to have Power Purchase Agreement Program entities in the future and offer customers the ability to purchase electricity without the purchase of our Energy Servers, we do not intend to be a minority investor in any new Power Purchase Agreement Program entities.

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The following table shows Bloom Energy's stand-alone, the PPA Entities combined and these consolidated balances as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Bloom Energy	PPA Entities	Consolidated	Bloom Energy	PPA Entities	Consolidated

Assets
Current assets	$425,077	$15,715	$440,792	$455,680	$17,027	$472,707
Long-term assets	509,483	327,268	836,751	508,004	341,880	849,884
Total assets	$934,560	$342,983	$1,277,543	$963,684	$358,907	$1,322,591
Liabilities
Current liabilities	$274,696	$2,974	$277,670	$234,328	$2,053	$236,381
Current portion of debt	14,698	11,366	26,064	325,428	12,155	337,583
Long-term liabilities	579,870	24,815	604,685	599,709	17,549	617,258
Long-term portion of debt	401,339	218,316	619,655	75,962	223,267	299,229
Total liabilities	$1,270,603	$257,471	$1,528,074	$1,235,427	$255,024	$1,490,451

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
Our current lease for our Sunnyvale manufacturing facilities, entered into in April 2005, expires in 2020. Our current lease for our manufacturing facilities at Mountain View, entered into in December 2011, expired in December 2019 and is extended on a month to month arrangement. In June 2020, we signed a lease to replace a manufacturing facility in Mountain View, California that will expire in 2027. The existing leased plants together comprise approximately 370,601 square feet of space. We lease additional office space as field offices in the United States and around the world including in India, the Republic of Korea, China and Taiwan.
During the three months ended June 30, 2020 and 2019, rent expense for all occupied facilities was $1.9 million and $1.8 million, respectively. During the six months ended June 30, 2020 and 2019, rent expense for all occupied facilities was $4.0 million and $3.8 million, respectively.
Equipment Leases
We are a party to master lease agreements that provide for the sale of our Energy Servers to third parties and the simultaneous leaseback of the systems which we then sublease to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the three and six months ended June 30, 2020 and 2019.
At June 30, 2020, future minimum lease payments under operating leases and financing obligations were as follows (in thousands):

	Operating Leases Obligations	Financing Obligations	Sublease Payments[1]
Remainder of 2020	$4,214	$19,054	$(19,054)
2021	10,005	38,726	(38,726)
2022	6,110	39,680	(39,680)
2023	6,230	40,582	(40,582)
2024	6,416	38,442	(38,442)
Thereafter	24,087	117,592	(117,592)
Total lease payments	$57,062	294,076	$(294,076)
Less: imputed interest		(170,557)
Total lease obligations		123,519
Less: current obligations		(11,603)
Long-term lease obligations		$111,916
1 Sublease Payments primarily represents the fees received by the bank from our end customer for the electricity generated by our Energy Servers leased under our Managed Services and other similar arrangements, which also pay down our financing obligation to the bank.
Managed Services Financing Obligations - Our Managed Services arrangements are classified as capital leases and are recorded as financing transactions, while the sublease arrangements with the end customer are classified as operating leases. Payments received from the financier are recorded as financing obligations. These obligations are included in each agreements' contract value and are recorded as short-term or long-term liabilities based on the estimated payment dates. The long-term financing obligations were $440.4 million and $446.2 million as of June 30, 2020 and December 31, 2019, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point. We recognize revenue for the electricity generated by allocating the total proceeds of the sublease payments based on the relative standalone selling prices to electricity revenue and to service revenue.
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with its forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of June 30, 2020 and December 31, 2019, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Power Purchase Agreement Program - Under the terms of the Bloom Electrons program, customers agree to purchase power from our Energy Servers at negotiated rates, generally for periods of up to fifteen years. We are responsible for all operating costs necessary to maintain, monitor and repair the Energy Servers, including the fuel necessary to operate the systems under certain PPA contracts. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures. For additional information on the Bloom Electrons program, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 13, Power Purchase Agreement Programs.
The PPA Entities guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the condensed consolidated statements of operations. We paid $5.7 million and $3.5 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.
Letters of Credit - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of our Energy Servers. The lenders have commitments to a LC facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the Debt Service Reserve Account. The amount reserved under the LC as of June 30, 2020 was $5.2 million.
In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify SPDS for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit for this purpose. As of June 30, 2020, the balance of this cash-collateralized LC was $108.7 million, of which $4.2 million and $104.5 million is recorded as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb upgrade of Energy Servers, we have restricted cash of $20.0 million which has been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full-time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of June 30, 2020, we had 380 full time workers in Delaware and paid $135.1 million in cumulative compensation. As of December 31, 2019, we had 323 full time workers in Delaware and paid $120.1 million in cumulative compensation. We have so far received $12.0 million of the grant which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, including up to $2.6 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of June 30, 2020, we paid $1.5 million for recapture provisions and have recorded $10.5 million in other long-term liabilities for potential recapture.
Investment Tax Credits ("ITCs") - Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives. Energy Servers are purchased by the PPA Entities, other financial sponsors or customers and, therefore, these bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future although in certain limited circumstances we do provide indemnification for such risk.
Legal Matters - We are involved in various legal proceedings that arise in the ordinary course of business. We review all legal matters at least quarterly and assess whether an accrual for loss contingencies needs to be recorded. We record an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matters may be materially different from our estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or on future periods.
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a statement of claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (the “Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a second amended statement of claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our answering statement and affirmative defenses. On September 27, 2019, we filed a motion to dismiss the statement of claim. On March 24, 2020, the Tribunal denied our motion to dismiss in part, and ordered that Claimant’s relief is limited to rescission of the Confidential Agreement or remedies consistent with rescission, and not expectation damages. We do not believe claimant’s claims supporting rescission have merit nor that claimants can remit to us the monetary benefits they already obtained under the Confidential Agreement. We have recorded no loss contingency related to this claim. On July 30, 2020, Claimants notified us that they intend to file a complaint in the Northern District of California seeking to stay the arbitration, and disqualify the arbitration panel on procedural grounds. We believe Claimants have no basis to bring this Complaint and that doing so will breach the Confidential Agreement.
In June 2019, Messrs. Daubenspeck and Badger filed a complaint against our Chief Executive Officer ("CEO") and our former Chief Financial Officer ("CFO") in the United States District Court for the Northern District of Illinois asserting nearly identical claims as those in the pending arbitration discussed above. The lawsuit has been stayed pending the outcome of the arbitration. We believe the complaint to be without merit and we have recorded no loss contingency related to this claim.
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our initial public offering alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act") for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with our July 25, 2018 initial public offering ("IPO"). Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs' Consolidated Amended Complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. We believe the complaint to be without merit and we intend to vigorously defend.
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with our IPO. On September 3, 2019, James Hunt was appointed as lead plaintiff and Levi & Korsinsky was appointed as plaintiff’s counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in our initial public offering, claims under Sections 10b and 20a of the Securities Exchange Act of 1934 (the Exchange Act") and extending the class period to September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint adding claims under the Securities Act. The second amended complaint also adds allegations pertaining to the Restatement and, as to claims under the Exchange Act, extends the class period through February 12, 2020. We believe the complaint to be without merit and we intend to vigorously defend. On July 1, 2020, we filed a motion to dismiss the second amended complaint.
In September 2019, we received a books and records demand from purported stockholder Dennis Jacob (“Jacob Demand”). The Jacob Demand cites allegations from the September 17, 2019 report prepared by admitted short seller Hindenburg Research. In November 2019, we received a substantially similar books and records demand from the same law firm on behalf of purported stockholder Michael Bolouri (“Bolouri Demand” and, together with the Jacob Demand, the “Demands”). On January 13, 2020, Messrs. Jacob and Bolouri filed a complaint in the Delaware Court of Chancery to enforce the Demands in the matter styled Jacob v. Bloom Energy Corp., C.A. No. 2020-0023-JRS. On March 9, 2020, Messrs. Jacob and Bolouri filed an amended complaint in the Delaware Court of Chancery to add allegations regarding the restatement. A trial date for this matter has been set for December 7, 2020. We believe the complaint to be without merit.
In March 2020, Francisco Sanchez filed a class action complaint in Santa Clara County Superior Court against us ~~a~~lleging certain wage and hour violations under the California Labor Code and Industrial Welfare Commission Wage Orders and that we engaged in unfair business practices under the California Business and Professions Code, and in July 2020 he amended his complaint to add claims under the California Labor Code Private Attorneys General Act (PAGA). We are still investigating the Plantiff's allegations and intend to vigorously defend against the complaint, but any range of potential loss is not currently estimable.

15. Segment Information
Segment and the Chief Operating Decision Maker
Our chief operating decision makers ("CODMs"), our CEO and the CFO, review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The CODMs allocate resources and make operational decisions based on direct involvement with our operations and product development efforts. We are managed under a functionally-based organizational structure with the head of each function reporting to the Chief Executive Officer. The CODMs assess performance, including incentive compensation, based upon consolidated operations performance and financial results on a consolidated basis. As such, we have a single operating unit structure and are a single reporting segment.

16. Related Party Transactions
Our operations included the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total revenue from related parties	$881	$81,572	$1,930	$82,354
Interest expense to related parties	794	1,606	2,160	3,218
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. For the three months ended June 30, 2020 and June 30, 2019, we recognized related-party total revenue of $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, we recognized related-party total revenue of $1.9 million and $1.6 million, respectively. Accounts receivable from this joint venture was $0.1 million as of June 30, 2020 and $2.4 million as of December 31, 2019.
Debt to Related Parties
The following is a summary of our debt and convertible notes from investors considered to be related parties as of June 30, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
10% convertible promissory notes due December 2021 from related parties	$50,801	$—	$53,675	$53,675
Total debt from related parties	$50,801	$—	$53,675	$53,675

The following is a summary of our debt and convertible notes from investors considered to be related parties as of December 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
6% convertible promissory notes due December 2020 from related parties	$20,801	$20,801	$—	$20,801
Non-recourse debt from related parties:
7.5% term loan due September 2028 from related parties	38,337	3,882	31,088	34,970
Total debt from related parties	$59,138	$24,683	$31,088	$55,771
In November 2019, one related-party note holder exchanged $6.9 million of their 6% Convertible Notes at the conversion price of $11.25 per share into 616,302 shares of Class A common stock. On March 31, 2020, we issued $30.0 million of new 10% Convertible Notes to two related-party note holders. In May 2020, the 7.5% term loan note holder ceased to be considered a related party. We made no payments to this note holder prior to them terminating their related party relationship with us in the three months ended June 30, 2020, and we paid $0.4 million on this non-recourse 7.5% term loan principal balance in the three months ended June 30, 2019. We paid no interest and $0.7 million of interest in the three months ended June 30, 2020 and June 30, 2019, respectively. We repaid $2.1 million and $1.2 million of the non-recourse 7.5% term loan principal balance in the six months ended June 30, 2020 and June 30, 2019, respectively, and we paid $0.7 million and $1.5 million of interest in the six months ended June 30, 2020 and June 30, 2019, respectively. See Note 7, Outstanding Loans and Security Agreements for additional information on our debt facilities.

17. Subsequent Events
Other Events
There have been no other subsequent events that occurred during the period subsequent to the date of these financial statements that would require adjustment to our disclosure in the financial statements as presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated our previously reported financial information as of and for the three and six months ended June 30, 2019 in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within Results of Operations and Liquidity and Capital Resources sections.
See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Part I, Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.
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

COVID-19 Pandemic
General
We have been and will continue monitoring and adjusting as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers, notwithstanding government “shelter in place” orders. For the safety of our employees and others, many of our employees are still working from home unless they are directly supporting essential manufacturing production operations, installation work, service and maintenance activities and R&D. We have established protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, and temperature screenings upon entry. In addition, all individuals entering Bloom facilities are required to wear face coverings and are directed not to enter if they have COVID-19-like symptoms. We follow all CDC guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Risk Factors – Risks Relating to Our Products and Manufacturing – Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
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
In March 2020, we extended the terms of the 10% Convertible Notes and the 10% Constellation Note to December 2021. Since then, the 10% Constellation Note was converted into equity and the potential liabilities associated with the 10% Constellation Notes have been extinguished. This relieves some pressure on our liquidity position in the near term. While we will likely need to access the capital markets to raise sufficient capital to redeem the 10% Convertible Notes, we do not expect that it will be necessary to access capital markets for cash to operate our business for the next 12 months, unless the impact of COVID-19 to our business and financial position is more extensive than expected. Capital markets have been volatile and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, our existing debt has restrictive covenants that limit our ability to raise new debt or to sell assets, which would limit our ability to access liquidity by those means without obtaining consent from existing noteholders. The redemption penalty on our 10% Convertible Notes starting in October 2020 could also adversely affect our financial position if we are unable to access capital markets to refinance them on reasonable terms. Refer to Note 7, Outstanding Loans and Security Agreements; Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources; and Risk Factors – Risks Relating to Our Liquidity – Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Operations and maintenance cash flows for certain PPAs, direct purchases and leases are pledged to the 10% Senior Secured Notes and 10.25% Senior Secured Notes. If there is delay in payment from customers, or if a customer does not renew a contract with us that we expect to be renewed, our ability to service existing debt would be adversely affected, which could trigger a default if non-payment extends beyond the grace period. Even if we are able to sustain debt service payments, if we do not meet certain minimum debt service coverage ratio levels specified in our debt agreements, excess cash after the debt has been serviced could not be released to support our operations and would negatively affect our liquidity position.
Sales
In some markets, we have experienced an increase in time to obtain new business as our customers deal with the impact of the COVID-19 pandemic. Decision makers in organizations such as education and entertainment have shifted their focus to the immediate needs of the pandemic, thus delaying their purchase decisions and capital outlays. While there may ultimately be a reduction in electricity needs due to decrease in economic activity, the current impact generally equates to a longer transaction cycle.
Our ability to continue to expand our business both domestically and internationally and develop customer relationships also has been negatively impacted by current travel restrictions. Our marketing efforts historically have often involved customer visits to our manufacturing centers in California or Delaware, which we have suspended.
On the other hand, a significant portion of our customers are hospitals, healthcare companies, retailers and data centers. These industries are composed of essential businesses that still need the resiliency and reliability offered by our products. We have seen an increase in demand for our products in these sectors where the COVID-19 pandemic has highlighted the benefits of always-on, on-site power in times of disaster and uncertainty. In addition, the pandemic has had no significant effect on our business in the Republic of Korea.
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

Customer Financing
COVID-19 has not yet had any significant impact on our ability to obtain financing for our customers’ use of our products, but we are finding it more difficult to find financiers who are able to monetize tax credit. A majority of the installations we have planned in the United States in 2020 have obtained financing. However, we have actively been working with new sources of capital that could finance projects for our 2021 installations. We believe the current environment may increase the time to solidify new relationships, and thus negatively impact the time required to achieve funding. In addition, our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers. Some of our customers’ credit ratings have recently fallen, which may make it difficult for us to obtain financing for their use of an Energy Server. Our recent experience has been that financing parties have capital to deploy and are interested in financing our Energy Servers and, at present, cash flow and results of operations including revenue have not been impacted by our inability to obtain financing for customer installations.
Installations of Energy Servers
The COVID-19 pandemic has caused delays that affected nearly all of our installations with varying degrees of severity. Since we do not recognize revenue on the sales of our products until installation and acceptance, installation delays have a negative impact on our results of operations including revenue. Since we generally earn cash as we progress through the installation process, delays to installation activity also adversely affects our cash flows.
While our installation activity has been deemed “essential business” and allowed to proceed in many jurisdictions, the essential business designations for our activities (and those of our suppliers and other third party organizations that are critical to our success) has been inconsistent from region to region and across the various third parties upon whom we are critically dependent to complete our installations. As an example, in New York City, one of our installations was deemed essential while the other was not deemed essential and the utilities on whom we rely for water, gas and electric inter-connections were also not uniformly affected. This resulted in all of the projects in New York City being adversely affected to some extent. As another example, while the State of Massachusetts designated construction as an essential business, some local authorities in Massachusetts did not apply the same designation, resulting in delays and additional compliance costs.
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
Nearly all of our installations completed in the quarter ended June 30, 2020 were impacted by COVID-19 to some extent and some installations were unable to achieve acceptance in light of the delays which impacted our cash flows and results of operation including revenue for the quarter ended June 30, 2020. As examples, our pre-contract installation planning activity was affected by access to potential customer sites, our permitting activity was affected in virtually all jurisdictions by delays in the permitting process as various cities and municipalities shut down or implemented limited services in response to COVID-19, and our utility related work was impacted as our gas and electric utility suppliers facing challenges brought on by COVID-19. We expect disruptions like those noted above to continue with the current COVID-19 restrictions.
Supply Chain
We have experienced COVID-19 related delays from certain vendors and suppliers, however, we have been able to find and qualify alternative suppliers and our production to date has not been impacted. At present, our supply chain has stabilized; however, if spikes in COVID-19 occur in regions in which our supply chain operates we could experience a delay in materials which could in turn impact production and installations and our cash flow and results of operations including revenue.
Manufacturing
As an essential business, we have continued to manufacture Energy Servers, but have adopted strict measures to keep our employees safe. These measures have decreased productivity to an extent, but our deployments, maintenance and installations have not yet been constrained by our current pace of manufacturing. As described above, we have established protocols to minimize the risk of COVID-19 transmission within our manufacturing facilities and follow all CDC guidelines when notified of possible exposures. We also are now instituting testing of anyone who comes into any of our facilities. Even with these precautions, it is possible an asymptomatic individual could enter our facilities and transmit the virus to others. We have had a couple positive tests and in such cases, we have followed CDC Guidelines. To date, it has not impacted our production.
If we become aware of any cases of COVID-19 among any of our employees, we notify those with whom the person is known to have been in contact, send the exposed employees home for at least 14 days and require each employee to be tested negative before returning to work. Certain roles within our facilities involve greater mobility throughout our facilities and potential exposure to more employees. In the event one of such employees suffers from COVID-19, or if we otherwise believe that a significant number of employees have been exposed and sent home, particularly in our manufacturing facilities, our production could be significantly impacted. Furthermore, since our manufacturing process requires tasks performed at both our California facility and Delaware facility, significant exposure at either facility would have a substantial impact on our overall production, and could adversely affect our cash flow and results of operations including revenue.
Purchase and Lease Options
Initially, we only offered our Energy Servers on a direct purchase basis, in which the customer purchases the product directly from us. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly (including customers who are unable to monetize the tax credits available to purchasers of our Energy Servers) and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed the traditional lease ("Traditional Lease"), Managed Services, and power purchase agreement ("PPA") programs ("PPA Programs").
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
Under each purchase option, we provide warranties and performance guaranties regarding our Energy Servers’ efficiency and output. We refer to a “warranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to repair or replace the Energy Servers as necessary to improve performance. If we fail to complete such repair or replacement, or if repair or replacement is impossible, we may be obligated to repurchase the Energy Servers from the customer or financier. We refer to a “guaranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to make a payment to compensate the beneficiary of such guaranty for the resulting increased cost or diminution in benefits resulting from such failure. Our obligation to make payments under the guaranty is always contractually capped and represents a contingency linked to our services obligation with no economic incentive for us to default and force an exercise of the payment obligation.
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

Traditional Lease
Under the Traditional Lease arrangement, the customer enters into a lease directly with a financier, which pays us for our Energy Servers purchased pursuant to a sales agreement (see the description of the Financing Agreement below). We recognize product and installation revenue upon acceptance. After the standard one-year warranty period, our customers have almost always exercised the option to enter into operations and maintenance services agreements with us, under which we receive annual service payments from the customer. The price for the annual operations and maintenance services is set at the time we enter into the Financing Agreement. The term of a lease in a Traditional Lease ranges from five to eight years.
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
Our direct lease deployments typically provide for warranties and guaranties of both the efficiency and output of our Energy Servers, all of which are written in favor of the customer and contained in the operations and maintenance services agreement. These warranties and guaranties may be measured on a monthly, annual, cumulative or other basis. As of June 30, 2020, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these warranties. Our obligation to make payments for underperformance against the performance guaranties for Traditional Lease projects was capped contractually under the sales agreements between us and each customer at an aggregate total of approximately $6.0 million (including payments both for low output and for low efficiency), and our aggregate remaining potential liability under this cap was approximately $4.1 million.

Remarketing at Termination of Lease
In the event the customer does not renew or purchase our Energy Servers to the end of any customer lease, we may remarket any such Energy Servers to a third party. Any proceeds of such sale would be allocated between us and the applicable financing partner as agreed between them at the time of such sale.

Managed Services Financing

Under our Managed Services Programs, we enter into a Managed Services Agreement with a customer, pursuant to which the customer is able to use the Energy Server for a certain term. Under the Managed Services Agreement, the customer makes a monthly payment for the use of the Energy Server. The customer payment typically has two components: (i) a fixed monthly capacity-based payment and (ii) a performance-based payment based on the output of electricity that month from the Energy Server. The fixed capacity-based payments made by the customer under the Managed Services Agreement are applied toward our obligation to pay down our liability under the master lease with the financier. The performance payment is transferred to us as compensation for operations and maintenance services and recorded as services revenue within the condensed consolidated statements of operations. In some cases, the customer’s monthly payment consists solely of the first component, a fixed monthly capacity-based payment.
Once a financier is identified and the Energy Server’s installation is complete, we sell the Energy Server contemplated by the Managed Services Agreement directly to a financier and the financier, as lessor, leases it back to us, as lessee, pursuant to a master lease in a sale-leaseback transaction. The proceeds from the sale are recorded as a financing obligation within the condensed consolidated balance sheets. Any ongoing operations and maintenance service payments are scheduled in the Managed Services Agreement in the form of the performance-based payment described above. The financier typically pays the financing proceeds for the Energy Server contemplated by the Managed Services Agreement on or shortly after acceptance.
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
Our Managed Services deployments typically provide only for warranties of both the efficiency and output of the Energy Server(s), all of which are written in favor of the customer and contained in the operations and maintenance services agreement. These warranties may be measured on a monthly, annual, cumulative or other basis. Managed Services projects typically do not include guaranties above the warranty commitments, but in projects where the customer agreement includes a service payment for our operations and maintenance, that payment is typically proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. This means that our service revenues may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of June 30, 2020, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Program was performing at a lifetime average output of approximately 87%.
Power Purchase Agreement Programs

*Under the Third Party PPA arrangements, there is no link with an investment company, as we do not have an equity investment in these arrangements.
Under our PPA Programs, we sell our Energy Servers to an Operating Company, which sells the electricity generated by the Energy Servers to the ultimate end customers pursuant to a PPA, energy services agreement, or similar contract. Because the end customer's payment is stated on a dollar-per-kilowatt-hour basis, we refer to these agreements as Power Purchase Agreements ("PPAs"). Currently, our offerings for PPA Programs primarily include our Third-Party PPA Programs pursuant to which we recognize revenue on acceptance. Through 2017, as part of our PPA Programs, we had also offered the Bloom Electrons Program, which included an equity investment by us in the Operating Company and in which we recognized revenue as the electricity was produced. For further discussion on our Bloom Electrons Programs, see Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.
In our PPA Program, we enter into an Energy Server sales, operations and maintenance agreement ("EPC and O&M Agreement") with the Operating Company that will own the Energy Servers. The Operating Company then enters into the PPA with the end customer which purchases electricity generated by the Energy Servers. The Operating Company receives all cash flows generated under the PPA(s), in addition to all investment tax credits, all accelerated tax depreciation benefits, and any other cash flows generated by the operation of the Energy Servers not allocated to the end customer under the PPA.
The sales of our Energy Servers to the Operating Company in connection with the various PPA Programs have many of the same terms and conditions as a direct sale. Payment of the purchase price is generally broken down into multiple installments, which may include payments prior to shipment, upon shipment or delivery of the Energy Server, and upon acceptance of the Energy Server. Acceptance typically occurs when the Energy Server is installed and running at full power as defined in the applicable EPC and O&M Agreement. A one-year service warranty is provided with the initial sale. After the expiration of the initial standard one-year warranty, the Operating Company has the option to extend our operations and maintenance services under the EPC and O&M Agreement on an annual basis at a price determined at the time of purchase of our Energy Server, which may be renewed annually for each Energy Server for up to 30 years. After the standard one-year warranty period, the Operating Company has almost always exercised the option to renew our operations and maintenance obligations under the EPC and O&M Agreement.
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
As of June 30, 2020, we had incurred no liabilities due to failure to repair or replace Energy Servers pursuant to these warranties. Our obligation to make payments for underperformance against the performance guaranties for PPA Program projects was capped at an aggregate total of approximately $106.5 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $101.4 million.
Obligations to Operating Companies
In addition to our obligations to the end customers, our PPA Programs involve many obligations to the Operating Company that purchases our Energy Servers. These obligations are set forth in the applicable EPC and O&M Agreement(s), and may include some or all of the following obligations:
•designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the Operating Company,
•obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Bloom Energy Servers, and maintaining such permits and approvals throughout the term of the EPC and O&M Agreements,
•operating and maintaining the Bloom Energy Servers in compliance with all applicable laws, permits and regulations,
•satisfying the efficiency and output warranties set forth in such EPC and O&M Agreements and the PPAs ("performance warranties"), and
•complying with any specific requirements contained in the PPAs with individual end-customers.
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
Both the upfront purchase price for our Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar-per-kilowatt basis.
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

The Operating Company in each of the Bloom Electrons Programs (other than PPA I) has incurred debt in order to finance the acquisition of Energy Servers. The lenders for these projects are a combination of banks and/or institutional investors. In each case, the debt is secured by all of the assets of the applicable Operating Company, such assets being primarily comprised of the Energy Servers and a collateral assignment of each of the contracts to which the Operating Company is a party, including the O&M Agreement entered into with us and the off take agreements entered into with the Operating Company’s customers, and is senior to all other debt obligations of the Operating Company. As further collateral, the lenders receive a security interest in 100% of the membership interest of the Operating Company. However, as is typical in structured finance transactions of this nature, although the project debt is secured by all of the Operating Company’s assets, the lenders have no recourse to us or to any of the other equity investors in the project. The applicable debt agreements include provisions that implement a customary “payment waterfall” that dictates the priority in which the Operating Company will use its available funds to satisfy its payment obligations to us, the lenders, the tax equity investors and other third parties.
We have determined that we are the primary beneficiary in the PPA Entities, subject to reassessments performed as a result of upgrade transactions (see Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.) Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our consolidated financial statements. We recognize the tax equity investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our condensed consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our condensed consolidated statements of redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest. Our condensed consolidated statements of cash flows reflect cash received from these investors as proceeds from investments by noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these investors as distributions payable to noncontrolling interests in subsidiaries on our condensed consolidated balance sheets. However, the PPA Entities are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the PPA Entities except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rate of return to the tax equity investors, or otherwise.
For further information about our PPA Programs, see Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.
Delivery and Installation
The timing of delivery and installations of our products have a significant impact on the timing of the recognition of product and installation revenue. Many factors can cause a lag between the time that a customer signs a purchase order and our recognition of product revenue. These factors include the number of Energy Servers installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, and customer facility construction schedules. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, including delays in their obtaining financing. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets the timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize. For our installations, revenue and cost of revenue can fluctuate significantly on a periodic basis depending on the timing of acceptance and the type of financing used by the customer. As described in the Power Purchase Agreement Programs section above, we offered the Bloom Electrons purchase program through the end of 2016 and no longer offer this financing structure to potential customers.
International Channel Partners
Prior to 2018, we consummated a small number of sales outside the United States, including in India and Japan.
India. In India, sales activities are currently conducted by Bloom Energy (India) Pvt. Ltd., our wholly-owned indirect subsidiary; however, we are currently evaluating the Indian market to determine whether the use of channel partners would be a beneficial go-to-market strategy to grow our India market sales.
Japan. In Japan, sales are conducted pursuant to a Japanese joint venture established between us and subsidiaries of SoftBank Corp, called Bloom Energy Japan Limited ("Bloom Energy Japan"). Under this arrangement, we sell Energy Servers to Bloom Energy Japan and we recognize revenue once the Energy Servers leave the port in the United States. Bloom Energy Japan enters into the contract with the end customer and performs all installation work as well as some of the operations and maintenance work.

The Republic of Korea. In 2018, Bloom Energy Japan consummated a sale of Energy Servers in the Republic of Korea to Korea South-East Power Company. Following this sale, we entered into a Preferred Distributor Agreement with SK Engineering & Construction Co., Ltd. ("SK E&C") to enable us to sell directly into the Republic of Korea.
Under our agreement with SK E&C, SK E&C has a right of first refusal during the term of the agreement, with certain exceptions, to serve as distributor of Energy Servers for any fuel cell generation project in the Republic of Korea, and we have the right of first refusal to serve as SK E&C’s supplier of generation equipment for any Bloom Energy fuel cell project in the Republic of Korea. Under the terms of each purchase order, title, risk of loss and acceptance of the Energy Servers pass from us to SK E&C upon delivery at the named port of lading for shipment in the United States for the Energy Servers shipped in 2018 and thereafter upon delivery at the named port of unlading in the Republic of Korea, prior to unloading subject to final purchase order terms. The Preferred Distributor Agreement has an initial term expiring on December 31, 2021, and thereafter will automatically be renewed for three-year renewal terms unless either party terminates this agreement by prior written notice under certain circumstances.
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
SK E&C Joint Venture Agreement. In September 2019, we entered into a joint venture agreement with SK E&C to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us. We expect the facility to be operational by mid-2020 subject to the completion of certain conditions precedent to the establishment of the joint venture company. Other than a nominal initial capital contribution by Bloom, the joint venture will be funded by SK E&C. SK E&C, who currently acts as a distributor for our Energy Servers for the stationary utility and commercial and industrial market in the Republic of Korea, will be the primary customer for the products assembled by the joint venture.
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
As of June 30, 2020, we had not yet completed the sale of any Energy Servers in connection with the New York Community Distributed Generation program.
Key Operating Metrics
In addition to the measures presented in the condensed consolidated financial statements, we use the following key operating metrics to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions:
•Product accepted - the number of customer acceptances of our Energy Servers in any period. We recognize revenue when an acceptance is achieved. We use this metric to measure the volume of deployment activity. We measure each Energy Server manufactured, shipped and accepted in terms of 100 kilowatt equivalents.
•Billings for product accepted in the period - the total contracted dollar amount of the product component of all Energy Servers that are accepted in a period. We use this metric to gauge the dollar value of the product acceptances and to evaluate the change in dollar amount of acceptances between periods.

•Billings for installation on product accepted in the period - the total contracted dollar amount billable with respect to the installation component of all Energy Servers that are accepted. We use this metric to gauge the dollar value of the installations of our product acceptances and to evaluate the change in dollar value associated with the installation of our product acceptances between periods.
•Billings for annual maintenance service agreements - the dollar amount billable for one-year service contracts that have been initiated or renewed. We use this metric to measure the cumulative billings for all service contracts in any given period. As our installation base grows, we expect our billings for annual maintenance service agreements to grow, as well.
•Product costs of product accepted in the period (per kilowatt) - the average unit product cost for the Energy Servers that are accepted in a period. We use this metric to provide insight into the trajectory of product costs and, in particular, the effectiveness of cost reduction activities.
•Period costs of manufacturing expenses not included in product costs - the manufacturing and related operating costs that are incurred to procure parts and manufacture Energy Servers that are not included as part of product costs. We use this metric to measure any costs incurred to run our manufacturing operations that are not capitalized (i.e., absorbed, such as stock-based compensation) into inventory and therefore, expensed to our condensed consolidated statement of operations in the period that they are incurred.
•Installation costs on product accepted (per kilowatt) - the average unit installation cost for Energy Servers that are accepted in a given period. This metric is used to provide insight into the trajectory of install costs and, in particular, to evaluate whether our installation costs are in line with our installation billings.
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Acceptances
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
The product acceptances in the periods were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

Product accepted during the period (in 100 kilowatt systems)	306	271	35	12.9%	562	506	56	11.1%
Product accepted increased by approximately 35 systems and 56 systems, or 12.9% and 11.1%, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. Acceptance volume increased as demand increased for our Energy Servers.

As discussed in the Purchase and Lease Options section above, our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	100%	93%	99%	94%
Traditional Lease	—%	1%	—%	—%
Managed Services	—%	6%	1%	6%
	100%	100%	100%	100%
As discussed in the Purchase and Lease Options section above, our customers have several purchase options for our Energy Servers. The portion of total revenue attributable to each purchase option in the period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	88%	84%	87%	83%
Traditional Lease	1%	1%	1%	1%
Managed Services	5%	5%	6%	5%
Bloom Electrons	6%	10%	6%	11%
	100%	100%	100%	100%
Billings Related to Our Products
Total billings attributable to each revenue classification for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

Billings for product accepted in the period	$117,483	$165,081	$(47,598)	(28.8)%	$229,254	$271,810	$(42,556)	(15.7)%
Billings for installation on product accepted in the period	27,841	13,169	14,672	111.4%	42,452	27,632	14,820	53.6%
Billings for annual maintenance services agreements	18,915	15,158	3,757	24.8%	39,134	32,778	6,356	19.4%

Billings for product accepted decreased by approximately $47.6 million, or 28.8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease is primarily due to a higher average selling price mix in the three months ended June 30, 2019, driven mainly by the PPA II upgrade that occurred in the three months ended June 30, 2019. Billings for installation on product accepted increased $14.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Although product acceptances in the period increased 12.9%, billings for installation on product accepted increased 111.4% due to the mix in installation billings driven by site complexity, site size, personalized applications, and customer option to complete the installation of our Energy Servers themselves. Billings for annual maintenance service agreements increased $3.8 million, or 24.8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was driven primarily by the increase in our installed base.

Billings for product accepted decreased by approximately $42.6 million, or 15.7%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease is primarily due to a higher average selling price mix in the six months ended June 30, 2019, driven mainly by the PPA II upgrade that occurred in the six months ended June 30, 2019. Billings for installation on product accepted increased $14.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Although product acceptances in the period increased 11.1%, billings for installation on product accepted increased 53.6% due to the mix in installation billings driven by site complexity, site size, personalized applications, and customer option to complete the installation of our Energy Servers themselves. Billings for annual maintenance service agreements increased $6.4 million, or 19.4%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was driven primarily by the increase in our installed base.
Costs Related to Our Products
Total product related costs for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

Product costs of product accepted in the period	$2,409 /kW	$3,045 /kW	$(636) /kW	(20.9)%	$2,456 /kW	$3,120 /kW	$(664) /kW	(21.3)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$4,913	$3,321	$1,592	47.9%	$11,267	$10,258	$1,009	9.8%
Installation costs on product accepted in the period	$1,200 /kW	$627 /kW	$573 /kW	91.4%	$1,011/kW	$650/kW	$361/kW	55.5%
Product costs of product accepted decreased by approximately $636 per kilowatt, or 20.9%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Product costs of product accepted decreased by approximately $664 per kilowatt, or 21.3%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses increased by approximately $1.6 million, or 47.9%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was driven primarily by additional one-time expenses incurred due to COVID-19.
Period costs of manufacturing related expenses increased by approximately $1.0 million, or 9.8%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was driven primarily by additional one-time expenses incurred due to COVID-19.
Installation costs on product accepted increased by approximately $573 per kilowatt, or 91.4%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, and customer option to complete the installation of our Energy Servers themselves. As such, installation on a per kilowatt basis can vary significantly from period-to-period.
Installation costs on product accepted increased by approximately $361 per kilowatt, or 55.5%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, and customer option to complete the installation of our Energy Servers themselves. As such, installation on a per kilowatt basis can vary significantly from period-to-period.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 is presented below (in thousands, except percentage data).
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated

Product	$116,197	$144,081	$(27,884)	(19.4)%	$215,756	$235,007	$(19,251)	(8.2)%
Installation	29,839	13,076	16,763	128.2%	46,457	25,295	21,162	83.7%
Service	26,208	23,026	3,182	13.8%	51,355	46,493	4,862	10.5%
Electricity	15,612	20,143	(4,531)	(22.5)%	30,987	40,532	(9,545)	(23.5)%
Total revenue	$187,856	$200,326	$(12,470)	(6.2)%	$344,555	$347,327	$(2,772)	(0.8)%
Total Revenue
Total revenue decreased approximately $12.5 million, or 6.2%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was driven primarily driven by the decrease in product revenue for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, offset partially by the increase in installation revenue. The product revenue decrease is primarily due to a higher average selling price mix in the three months ended June 30, 2019, driven mainly by the PPA II upgrade that occurred in the three months ended June 30, 2019.
Total revenue decreased approximately $2.8 million, or 0.8%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily driven by the decrease in product revenue and electricity revenue for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, offset partially by the increase in installation revenue. The product revenue decrease is primarily due to a higher average selling price mix in the six months ended June 30, 2019, driven mainly by the PPA II upgrade that occurred in the six months ended June 30, 2019.
Product Revenue
Product revenue decreased approximately $27.9 million, or 19.4%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The product revenue decrease was primarily due to a higher average selling price mix in the three months ended June 30, 2019, driven mainly by the PPA II upgrade that occurred in the three months ended June 30, 2019.
Product revenue decreased approximately $19.3 million, or 8.2%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The product revenue decrease was, again, primarily due to a higher average selling price mix in the six months ended June 30, 2019, driven mainly by the PPA II upgrade that occurred in the six months ended June 30, 2019.
Installation Revenue
Installation revenue increased by approximately $16.8 million, or 128.2%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was driven by the increase in product acceptances of approximately 35 systems, or 12.9%, for the three months ended June 30, 2020 and due to the change in mix of installations driven site complexity, site size, and customer option to complete the installation of our Energy Servers themselves.
Installation revenue increased approximately $21.2 million, or 83.7%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was driven by the increase in product acceptances of approximately 56 systems, or 11.1%, for the six months ended June 30, 2020 and due to the change in mix of installations driven by site complexity, site size, and customer option to complete the installation of our Energy Servers themselves.
Service Revenue
Service revenue increased approximately $3.2 million, or 13.8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.

Service revenue increased by approximately $4.9 million, or 10.5% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue decreased by approximately $4.5 million, or 22.5%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to a reduction in electricity revenues resulting from the decommissioning and upgrade of PPA II in the three months ended June 30, 2019. Electricity revenue was driven by our former Bloom Electrons program, which included PPA II, as well as from our Managed Services agreements. When PPAs associated with our Bloom Electrons program are decommissioned, we no longer recognize electricity revenue for them.
Electricity revenue decreased by approximately $9.5 million, or 23.5%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to a reduction in electricity revenues resulting from the decommissioning and an upgrade of PPA II in the six months ended June 30, 2019. Electricity revenue was driven by our former Bloom Electrons program, which included PPA II, as well as from our Managed Services agreements. When PPAs associated with our Bloom Electrons program are decommissioned, we no longer recognize electricity revenue for them.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$83,127	$113,228	$(30,101)	(26.6)%	$155,616	$202,000	$(46,384)	(23.0)%
Installation	38,287	17,685	20,602	116.5%	59,066	33,445	25,621	76.6%
Service	28,652	18,763	9,889	52.7%	59,622	46,684	12,938	27.7%
Electricity	11,541	22,300	(10,759)	(48.2)%	24,071	35,284	(11,213)	(31.8)%
Total cost of revenue	$161,607	$171,976	$(10,369)	(6.0)%	$298,375	$317,413	$(19,038)	(6.0)%
Total Cost of Revenue
Total cost of revenue decreased by approximately $10.4 million, or 6.0%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Included as a component of total cost of revenue, stock-based compensation decreased approximately $5.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Cost of revenue for the three months ended June 30, 2019 included $33.7 million of one-time expenses associated with the PPA II upgrade. Total cost of revenue, excluding stock-based compensation and the one-time expenses, increased approximately $29.1 million, or 22.8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 due to the 12.9% increase in product acceptances and higher cost of installation revenue due to the change in mix of installations.
Total cost of revenue decreased by approximately $19.0 million, or 6.0%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Included as a component of total cost of revenue, stock-based compensation decreased approximately $18.6 million, or 64.5%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Cost of revenue for the six months ended June 30, 2019 included $33.7 million of one-time expenses associated with the PPA II upgrade. Total cost of revenue, excluding stock-based compensation and the one-time expenses, increased approximately $33.3 million, or 13.1%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 due to the 11.1% increase in product acceptances and higher cost of installation revenue due to the change in mix of installations.

Cost of Product Revenue
Cost of product revenue decreased by approximately $30.1 million, or 26.6%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Stock-based compensation, which is included as a component of cost of product revenue, decreased approximately $3.9 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Cost of product revenue for the three months ended June 30, 2019 included $25.6 million of one-time expenses associated with the PPA II upgrade. Cost of product revenue, excluding stock-based compensation and the one-time expenses, decreased approximately $0.6 million, or 0.7%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 despite a 12.9% increase in product acceptances due to ongoing cost reduction efforts to reduce material, labor and overhead costs.
Cost of product revenue decreased by approximately $46.4 million, or 23.0%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Stock-based compensation, which is included as a component of cost of product revenue, decreased approximately $15.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Cost of product revenue for the six months ended June 30, 2019 included $25.6 million of one-time expenses associated with the PPA II upgrade. Cost of product revenue, excluding stock-based compensation and the one-time expenses, decreased approximately $4.9 million, or 3.2%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 despite an 11.1% increase in product acceptances due to ongoing cost reduction efforts to reduce material, labor and overhead costs.
Cost of Installation Revenue
Cost of installation revenue increased by approximately $20.6 million, or 116.5%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to the increase in product acceptances of approximately 35 systems, or 12.9%, for the three months ended June 30, 2020 and due to the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect, and customer option to complete the installation of our Energy Servers themselves.
Cost of installation revenue increased by approximately $25.6 million, or 76.6%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to the increase in product acceptances of approximately 56 systems, or 11.1%, for the six months ended June 30, 2020 and due to the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect and, the customer's option to complete the installation of our Energy Servers themselves.
Cost of Service Revenue
Cost of service revenue increased by approximately $9.9 million, or 52.7%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed and renewed.
Cost of service revenue increased by approximately $12.9 million, or 27.7%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed and renewed.
Cost of Electricity Revenue
Cost of electricity revenue decreased by approximately $10.8 million, or 48.2%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, mainly due to the decommissioning and upgrade of PPA II in the three months ended June 30, 2019, offset by the increase in Managed Services Agreements acceptances and their associated costs of electricity revenue recognized over the period of the related agreement.
Cost of electricity revenue decreased by approximately $11.2 million, or 31.8%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, mainly due to the decommissioning and upgrade of PPA II in the six months ended June 30, 2019, offset by the increase in Managed Services Agreements acceptances and their associated costs of electricity revenue recognized over the period of the related agreement.

Gross Profit (Loss)

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2020	2019		2020	2019
		As Restated			As Restated
	(dollars in thousands)
Gross profit:
Product	$33,070	$30,853	$2,217	$60,140	$33,007	$27,133
Installation	(8,449)	(4,609)	(3,840)	(12,609)	(8,150)	(4,459)
Service	(2,444)	4,263	(6,707)	(8,266)	(191)	(8,075)
Electricity	4,071	(2,157)	6,228	6,916	5,248	1,668
Total gross profit	$26,249	$28,350	$(2,101)	$46,180	$29,914	$16,266

Gross margin:
Product	28%	21%		28%	14%
Installation	(28)%	(35)%		(27)%	(32)%
Service	(9)%	19%		(16)%	—%
Electricity	26%	(11)%		22%	13%
Total gross margin	14%	14%		13%	9%
Total Gross Profit
Gross profit decreased $2.1 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Stock-based compensation, which is included as a component of total cost of revenue, decreased approximately $5.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Total gross profit, excluding stock-based compensation, decreased approximately $7.9 million, or 20.3%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 due to the higher margin site mix of installations driven primarily by the PPA II upgrade in the three months ended June 30, 2019.
Gross profit improved $16.3 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Stock-based compensation, which is included as a component of total cost of revenue, decreased approximately $18.6 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Total gross profit, excluding stock-based compensation, decreased approximately $2.3 million, or 4.0%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, despite an 11.1% increase in product acceptances due to the higher margin site mix of installations driven primarily by the PPA II upgrade in the six months ended June 30, 2019.
Product Gross Profit
Product gross profit increased $2.2 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Excluding stock-based compensation, product gross profit decreased $1.7 million, or 4.5%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The product gross profit decrease in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 was primarily due to a higher margin site mix in the three months ended June 30, 2019, driven primarily by the PPA II upgrade that occurred in the three months ended June 30, 2019.
Product gross profit increased $27.1 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Excluding stock-based compensation, product gross profit increased $11.3 million, or 20.4%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was generally due to the increase in product acceptances and lower product cost driven by ongoing cost reduction activities.

Installation Gross Loss
Installation gross loss increased $3.8 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Excluding stock-based compensation, install gross loss increased $5.0 million, or 183.7%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 driven by the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect and, customer option to complete the installation of our Energy Servers themselves.
Installation gross loss increased $4.5 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Excluding stock-based compensation, install gross loss increased $6.7 million, or 153.9%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, driven by the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect and, the customer's option to complete the installation of our Energy Servers themselves.
Service Gross Profit (Loss)
Service gross profit (loss) worsened $6.7 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decline was primarily due to an increase in service cost driven primarily by the timing of our service schedule for power module replacements required in our fleet of installed Energy Servers.
Service gross loss increased $8.1 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily due to an increase in service cost driven primarily by the timing of our service schedule for power module replacements required in our fleet of installed Energy Servers.
Electricity Gross Profit (Loss)
Electricity gross profit (loss) improved $6.2 million, or 288.8%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, mainly due to the decommissioning and upgrade of PPA II in the three months ended June 30, 2019.
Electricity gross profit increased $1.7 million, or 31.8%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, mainly due to the decommissioning and upgrade of PPA II in the six months ended June 30, 2019.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated
	(dollars in thousands)				(dollars in thousands)
Research and development	$19,377	$29,772	$(10,395)	(34.9)%	$42,656	$58,631	$(15,975)	(27.2)%
Sales and marketing	11,427	18,194	(6,767)	(37.2)%	25,376	38,567	(13,191)	(34.2)%
General and administrative	24,945	43,662	(18,717)	(42.9)%	54,043	82,736	(28,693)	(34.7)%
Total operating expenses	$55,749	$91,628	$(35,879)	(39.2)%	$122,075	$179,934	$(57,859)	(32.2)%
Total Operating Expenses
Total operating expenses decreased $35.9 million, or 39.2%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Included as a component of total operating expenses, stock-based compensation expenses decreased approximately $26.9 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in stock-based compensation expense was primarily attributable to a lower stock-based compensation charge attributed to a one-time employee grant of restricted stock units ("RSUs") awarded prior to IPO with a performance condition of an IPO of the Company's securities. These RSUs have a two-year vesting period starting on the day of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. These RSUs completed their vesting in July of 2020, and stock-based compensation charge associated with these RSUs decreased quarter-over-quarter until the final vesting date. In addition to the one-time grant, stock-based compensation expense includes some previously granted RSUs with vesting beginning upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, decreased approximately $8.9 million, or 17.6%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to a $5.9 million one-time expense in the three months ended June 30, 2019 associated with the PPA II upgrade.

Total operating expenses decreased $57.9 million, or 32.2%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Included as a component of total operating expenses, stock-based compensation expenses decreased approximately $58.9 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease in stock-based compensation expense was primarily attributable to a lower stock-based compensation charge attributed to a one-time employee grant of RSUs awarded prior to IPO with a performance condition of an IPO of the Company's securities. These RSUs have a two-year vesting period starting on the day of IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. These RSUs completed their vesting in July of 2020, and the stock-based compensation charge associated with these RSUs decreased quarter-over-quarter until the final vesting date. In addition to the one-time grant, the stock-based compensation expenses include some previously granted RSUs with vesting beginning upon the completion of our IPO. Total operating expenses, excluding stock-based compensation expense, increased approximately $1.1 million, or 1.2%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation technology, and fees for restatement related expenses in 2020 offset by a $5.9 million one-time expense in six months ended June 30, 2019 associated with the PPA II upgrade.
Research and Development
Research and development expenses decreased approximately $10.4 million, or 34.9%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Included as a component of research and development expenses, stock-based compensation expenses decreased by approximately $7.5 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Total research and development expenses, excluding stock-based compensation expenses, decreased by approximately $2.9 million, or 16.5%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to timing of investments made in our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrids, and new fuel solutions utilizing biogas.
Research and development expenses decreased by approximately $16.0 million, or 27.2%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Included as a component of research and development expenses, stock-based compensation expenses decreased by approximately $15.6 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Total research and development expenses, excluding stock-based compensation, decreased by approximately $0.3 million, or 1.0%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
Sales and Marketing
Sales and marketing expenses decreased by approximately $6.8 million, or 37.2%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Included as a component of sales and marketing expenses, stock-based compensation expenses decreased by approximately $6.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Total sales and marketing expenses, excluding stock-based compensation, decreased by approximately $0.1 million, or 0.7%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
Sales and marketing expenses decreased by approximately $13.2 million, or 34.2%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Included as a component of sales and marketing expenses, stock-based compensation expenses decreased by approximately $14.3 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Total sales and marketing expenses, excluding stock-based compensation, increased by approximately $1.1 million, or 6.2%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily due to compensation expenses related to hiring new employees and expenses related to efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to attract new customer financing partners.
General and Administrative
General and administrative expenses decreased by approximately $18.7 million, or 42.9%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Included as a component of general and administrative expenses, stock-based compensation expenses decreased by approximately $12.7 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Total general and administrative expenses, excluding stock-based compensation, decreased by approximately $6.0 million, or 25.0%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was due to a $5.9 million one-time expense in the three months ended June 30, 2019 associated with the PPA II upgrade.

General and administrative expenses decreased by approximately $28.7 million, or 34.7%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Included as a component of general and administrative expenses, stock-based compensation expenses decreased by approximately $29.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Total general and administrative expenses, excluding stock-based compensation, increased by approximately $0.3 million, or 0.7%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in general and administrative expenses was mainly due to increased personnel costs and fees for restatement related expenses in 2020, offset by a $5.9 million one-time expense in the six months ended June 30, 2019 associated with the PPA II upgrade.
Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated
					(dollars in thousands)
Cost of revenue	$4,736	$10,538	$(5,802)	(55.1)%	$10,243	$28,850	$(18,607)	(64.5)%
Research and development	4,714	12,218	(7,504)	(61.4)%	10,810	26,448	(15,638)	(59.1)%
Sales and marketing	2,234	8,935	(6,701)	(75.0)%	6,124	20,447	(14,323)	(70.0)%
General and administrative	6,947	19,673	(12,726)	(64.7)%	14,473	43,441	(28,968)	(66.7)%
Total stock-based compensation	$18,631	$51,364	$(32,733)	(63.7)%	$41,650	$119,186	$(77,536)	(65.1)%
Total stock-based compensation decreased $32.7 million, or 63.7%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Of the $18.6 million in stock-based compensation for the three months ended June 30, 2020, approximately $4.8 million was related to one-time employee grants of RSUs that were issued at the time of our IPO and that have a two-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon the completion of our IPO.
Total stock-based compensation decreased $77.5 million, or 65.1%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Of the $41.7 million in stock-based compensation for the six months ended June 30, 2020, approximately $11.5 million was related to one-time employee grants of RSUs that were issued at the time of our IPO and that have a two-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon the completion of our IPO.
Other Income and Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2020	2019		2020	2019
		As Restated			As Restated
	(in thousands)
Interest income	$332	$1,700	$(1,368)	$1,151	$3,585	$(2,434)
Interest expense	(14,374)	(22,722)	8,348	(35,128)	(44,522)	9,394
Interest expense, related parties	(794)	(1,606)	812	(2,160)	(3,218)	1,058
Other income (expense), net	(3,913)	(222)	(3,691)	(3,921)	43	(3,964)
Loss on extinguishment of debt	—	—	—	(14,098)	—	(14,098)
Gain (loss) on revaluation of embedded derivatives	412	(540)	952	696	(1,080)	1,776
Total	$(18,337)	$(23,390)	$5,053	$(53,460)	$(45,192)	$(8,268)

Total Other Expense
Total other expense decreased $5.1 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to reduction in interest expenses.
Total other expense increased $8.3 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily due to the loss on extinguishment of debt of $14.1 million.
Interest Income
Interest income decreased $1.4 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due to the decrease in cash balances.
Interest income decreased $2.4 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due to the decrease in cash balances.
Interest Expense
Interest expense decreased $8.3 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily due a one-time credit of $4.3 million due to premium amortization on the convertible notes, and a decrease in interest expense with the debt buy-out due to the PPA II and PPA IIIb upgrades.
Interest expense decreased $9.4 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due a one-time credit of $4.3 million due to premium amortization on the convertible notes, and a decrease in interest expense with the debt buy-out due to the PPA II and PPA IIIb upgrades.
Interest Expense, Related Parties
Interest expense, related parties decreased $0.8 million the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 due to the normal interest amortization.
Interest expense, related parties decreased $1.1 million the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 due to the normal interest amortization.
Other Income (Expense), net
Other income (expense), net worsened $3.7 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to an impairment in our investment in the Bloom Energy Japan joint venture.
Other income (expense), net worsened $4.0 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to an impairment in our investment in the Bloom Energy Japan joint venture.
Loss on Extinguishment of Debt
There was no debt extinguishment in the three months ended June 30, 2020. Loss on extinguishment of debt of $14.1 million was recorded in the six months ended June 30, 2020. There was no debt extinguishment in the three and six months ended June 30, 2019.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives improved $1.0 million in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This improvement was primarily due to the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain (loss) on revaluation of embedded derivatives improved $1.8 million in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This improvement was primarily due to the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Income tax provision	$141	$258	$(117)	(45.3)%	$265	$466	$(201)	(43.1)%
Income tax provision decreased in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Income tax provision decreased in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	5,466	5,015	$451	9.0%	$11,159	$8,847	$2,312	26.1%
Total loss attributable to noncontrolling interests increased $0.5 million, or 9.0%, in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The net loss increased due to increased losses in our PPA Entities which are allocated to our noncontrolling interests.
Total loss attributable to noncontrolling interests increased $2.3 million, or 26.1%, in the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The net loss increased due to increased losses in our PPA Entities which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of June 30, 2020, we had an accumulated deficit of approximately $3.1 billion. We have financed our operations, including the costs of acquisition and installation of our Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our common stock, debt financings and cash generated from our operations. As of June 30, 2020, we had $416.0 million of total outstanding recourse debt, $229.7 million of non-recourse debt and $27.3 million of other long-term liabilities. See Note 7, Outstanding Loans and Security Agreements, in Part I, Item 1, Financial Statements for a complete description of our outstanding debt. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $144.1 million and $202.8 million, respectively.
In March 2020, we successfully extended the maturity of our outstanding 10% Convertible Notes, our 10% Constellation Note and additionally entered into a note purchase agreement to issue $70.0 million of 10.25% Senior Secured Notes due 2027 in a private placement that was subsequently completed on May 1, 2020. The combination of our existing cash and cash equivalents, the extension of the 10% Convertible Notes to December 2021, the conversion of the 10% Constellation Note in May 2020, and the proceeds from the 10.25% Senior Secured Notes are expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs and we do not expect that it will be necessary to access capital markets for cash to operate our business for the next 12 months. If the impact of COVID-19 to our business and financial position is more extensive than expected, we may access capital markets opportunistically to continue to improve our capital structure and to address outstanding debt principal repayments that are due in December 2021 if market conditions are favorable. As of June 30, 2020, the current portion of our total debt is $26.1 million.
For additional information refer to Note 7, Outstanding Loans and Security Agreements, in Item 1, Financial Statements.
Additionally, the impact of COVID-19 on our ability to execute our business strategy and on our financial position and results of operation is uncertain.Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our products, the timing of receipt by us of distributions from our PPA Entities and overall economic conditions including the impact of COVID-19 on our future operations, as described in the COVID-19 Pandemic section above. We do not expect to receive significant cash distributions from our PPA Entities. For additional information refer to Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.
Cash Flows
A summary of our sources and uses of cash, cash equivalents and restricted cash is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
		As Restated
Net cash provided by (used in):
Operating activities	$(40,235)	$103,616
Investing activities	(19,560)	79,911
Financing activities	6,536	(92,946)
Net cash provided by (used in) our variable interest entities (the PPA Entities) which are incorporated into the condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019 is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019

PPA Entities ¹
Net cash provided by PPA operating activities	$15,016	$139,364
Net cash used in PPA financing activities	(13,649)	(118,805)

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
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2020 was $40.2 million and was primarily the result of net cash loss of $44.3 million partially offset the net decrease in working capital of $4.1 million. Net cash loss is primarily comprised of a net loss of $129.6 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of $25.9 million; (ii) impairment of equity method investment of $4.2 million; (iii) a loss on revaluation of derivative contracts of $0.1 million; (iv) stock-based compensation of $41.7 million; and (v) net loss on extinguishment of debt of $14.1 million; net of (vi) recovery of debt issuance cost of $0.5 million. Net cash provided by changes in working capital consisted primarily of decreases in: (i) customer financing receivable and other of $2.5 million; (ii) prepaid expenses and other current assets of $7.3 million; plus increases in: (iii) accounts payable of $8.8 million; (iv) accrued expenses and other current liabilities of $13.7 million; and (v) deferred revenue and customer deposits of $2.9 million. These sources of cash from working capital were mostly offset by increases in: (i) accounts receivable of $11.8 million; (ii) inventories of $3.5 million; (iii) deferred cost of revenue of $10.0 million; and (iii) other long-term assets of $3.6 million; plus a decrease in: (iv) other long-term liabilities of $2.1 million.
Net cash provided by operating activities for the six months ended June 30, 2019 was $103.6 million and was the result of net cash earnings of $7.7 million plus net decrease in working capital of $95.9 million. Net cash earnings is primarily comprised of a net loss of $195.7 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of approximately $37.0 million; (ii) write-off of property, plant and equipment, net of $2.7 million; (iii) Write-off of PPA II decommissioned assets of 25.6 million; (iv) debt make-whole payment reclassification of $5.9 million; (v) revaluation of derivatives contracts of $1.6 million; (vi) stock-based compensation of $119.2 million; and (vii) amortization of debt issuance cost of $11.3 million. Net cash provided by changes in working capital consisted primarily of decreases in: (i) accounts receivable of $49.7 million; (ii) inventory of $22.2 million; (iii) customer financing receivable and other of $2.7 million; and (iv) prepaid expenses and other current assets of $10.2 million; plus increases in: (v) accrued expenses and other current liabilities of $5.6 million; (vi) deferred revenue and customer deposits of $51.9 million; and (vi) other long term liabilities of $4.7 million. These sources of cash from working capital were partially offset by increases in: (i) deferred cost of revenue of $38.8 million; and (ii) other long-term assets of $0.3 million; plus decreases in: (iii) accounts payable of $5.5 million; and (iv) accrued warranty of $6.7 million.
Investing Activities
Net cash used in investing activities in the six months ended June 30, 2020 was $19.6 million entirely related to the purchase of long-lived assets.
Net cash provided by investing activities in the six months ended June 30, 2019 was $79.9 million, which was primarily the result of net proceeds from maturities of marketable securities of $104.5 million, partially offset by $24.6 million used for the purchase of long-lived assets.
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2020 was $6.5 million which included borrowings from issuance of debt of $70.0 million, borrowings from issuance of debt to related parties of $30.0 million and proceeds from issuance of common stock of $5.2 million. This was partially offset by repayment of debt of $84.4 million, debt issuance costs of $3.4 million, repayment of financing obligations of $5.1 million, and distributions paid to our PPA Equity Investors of $5.8 million.
Net cash used in financing activities in the six months ended June 30, 2019 was $92.9 million and resulted primarily from distributions paid to our PPA Equity Investors of $7.8 million, and repayments of long-term debt of $85.2 million, the debt make-whole payment reclassification of $5.9 million, payments to noncontrolling and redeemable noncontrolling interests of $18.7 million, and distributions to noncontrolling and redeemable noncontrolling interests of $7.8 million, partially offset by proceeds from the issuance of common stock of $8.3 million and the net proceeds from financing obligations of $16.3 million.

Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$714	$697	$—	$697	$—
10% convertible promissory notes due December 2021	249,299	—	263,405	263,405	—
10% notes due July 2024	86,000	14,000	69,497	83,497	—
10.25% notes due March 2027	70,000		68,437	68,437
Total recourse debt	406,013	14,697	401,339	416,036	—
7.5% term loan due September 2028	35,675	2,567	30,078	32,645	—
6.07% senior secured notes due March 2030	79,466	3,511	75,054	78,565	—
LIBOR + 2.5% term loan due December 2021	119,472	5,289	113,184	118,473	—
Letters of Credit due December 2021	—	—	—	—	968
Total non-recourse debt	234,613	11,367	218,316	229,683	968
Total debt	$640,626	$26,064	$619,655	$645,719	$968

Recourse debt refers to debt that Bloom Energy Corporation has an obligation to pay. Non-recourse debt refers to debt that is recourse to only specified assets or our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of June 30, 2020 and December 31, 2019.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - The weighted average interest rate as of June 30, 2020 and December 31, 2019 was 4.5% and 6.3%, respectively. As of June 30, 2020 and December 31, 2019, the unpaid principal balance of debt outstanding was $0.7 million and $1.6 million, respectively, and we are in compliance with all covenants.
10% Constellation Convertible Promissory Note due 2021 - On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”) which amended the terms of the 5% Constellation Note to extend the maturity date to December 31, 2021 and increased the interest rate from 5% to 10% ("10% Constellation Note"). We further amended the 10% Constellation Note by reducing the strike price on the conversion feature from $38.64 per share to $8.00 per share.
When we evaluated the Constellation Note Modification Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and 470-50, Debt - Modifications and Extinguishments, we concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, the 10% Constellation Note, which consisted of $33.1 million in principal and $3.8 million in accrued and unpaid interest, was extinguished and the 10% Constellation Note was recorded at their fair market value which equaled $40.7 million. The difference between the fair market value of the 10% Constellation Note and the carrying value of the 5% Constellation Note of $3.8 million was recorded as a loss on extinguishment of debt in the condensed consolidated statement of operations.
On June 18, 2020, Constellation NewEnergy, Inc. exchanged their entire 10% Constellation Note at the conversion price of $8.00 per share into 4.7 million shares of Class A common stock. At the time of this exchange the unamortized premium of $3.4 million was recorded as an adjustment to additional paid-in capital.
10% Convertible Promissory Notes due December 2021 - On March 31, 2020, we entered into an Amendment Support Agreement (the “Amendment Support Agreement”) with the noteholders of our outstanding 6% Convertible Notes pursuant to which such Noteholders agreed to extend the maturity date of the outstanding 6% Convertible Notes to December 1, 2021 and increase the interest rate from 6% to 10%, ("10% Convertible Notes"). Additionally, the debt is convertible at the option of the Noteholders into common stock at any time through the maturity date and we further amended the 10% Convertible Notes by reducing the strike price on the conversion feature from $11.25 to $8.00 per share. In conjunction with entering into the

Amendment Support Agreement, on March 31, 2020, we also entered into a Convertible Note Purchase Agreement (the “10% Convertible Note Purchase Agreement”) and issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes to Foris Ventures, LLC, a new Noteholder and New Enterprise Associates 10, Limited Partnership, an existing Noteholder. The 10% Convertible Notes and the $30.0 million new 10% Convertible Notes were all reflected in the Amended and Restated Indenture between the Company and U.S. Bank National Association dated April 20, 2020. The Amendment Support Agreement required that we repay at least $70.0 million of the 10% Convertible Notes on or before September 1, 2020. In return, collateral was released to support the collateral required under the 10.25% Senior Secured Notes, and 50% of the proceeds from the consummation of certain transactions, including equity offerings or additional indebtedness, will be applied to redeem the 10% Convertible Notes at a redemption price equal to 100% of the principal amount of the 10% Convertible Notes, plus accrued and unpaid interest, plus a certain percentage, determined based on the time of redemption of the aggregate sum of all discounted remaining scheduled interest payments. The discount rate to determine the present value would decrease, creating a redemption penalty, if redemption were to occur after October 21, 2020. On May 1, 2020, we repaid $70.0 million of the 10% Convertible Notes and accrued and unpaid interest and recorded an adjustment to the unamortized debt premium of $4.3 million.
We evaluated the Amendment Support Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors, and 470-50, Debt - Modifications and Extinguishments, and concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, we recorded a $10.3 million loss on extinguishment of debt in the condensed consolidated statement of operations, which was calculated as the difference between the reacquisition price of the 6% Convertible Notes and the carrying value of the 6% Convertible Notes. The total carrying value of the 6% Convertible Notes equaled $279.0 million which consisted of $289.3 million in principal and $1.4 million in accrued and unpaid interest reduced by $10.7 million in unamortized discount and $1.0 million in unamortized debt issuance costs. The total reacquisition price of the 6% Convertible Notes equaled $289.3 million which consisted of the $340.7 million fair value of the 10% Convertible Notes, $1.4 million in accrued and unpaid interest, and $1.2 million of fees paid to Noteholders as part of the amendment, reduced by $24.0 million, the fair value at March 31, 2020 of the embedded derivative relating to the equity classified conversion feature that is reclassified from additional paid-in capital at the time of the extinguishment, $20.0 million cash received from the additional 10% Convertible Notes that were issued to New Enterprise Associates 10, Limited Partnership, and the $10.0 million issuance to Foris Ventures, LLC.
The new net carrying amount of the 10% Convertible Notes of $263.4 million, which consists of the $249.3 million principal of the 10% Convertible Notes, $14.1 million net of premium paid for the 10% Convertible Notes and debt issuance costs was classified as non-current as of June 30, 2020. Furthermore, the $14.1 million deemed premium net of debt issuance cost is being amortized over the term of the 10% Convertible Notes using the effective interest method.
10% Notes due July 2024 - The outstanding unpaid principal balance of the 10% Notes of $14.0 million and $14.0 million were classified as current as of June 30, 2020 and December 31, 2019, respectively, and the net carrying amount of the 10% Notes of $69.5 million and $76.0 million were classified as non-current as of June 30, 2020 and December 31, 2019, respectively. The accrued unpaid interest balance on the 10% Notes was $3.6 million and $3.9 million as on June 30, 2020 and December 31, 2019respectively.
10.25% Senior Secured Notes due March 2027 - On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes due 2027 (the “10.25% Senior Secured Notes”) in a private placement (the “Senior Secured Notes Private Placement”). The 10.25% Senior Secured Notes are governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantors party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes are secured by certain of our operations and maintenance agreements that previously were part of the security for the 6% Convertible Notes. We used the proceeds of this issuance to repay $70.0 million of our 10% Convertible Notes on May 1, 2020. The 10.25% Senior Secured Notes are supported by a $150.0 million indenture between us and US Bank National Association which contains an accordion feature for an additional $80.0 million of notes that can be issued within the next eighteen months.
Interest on the 10.25% Senior Secured Notes is payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The outstanding unpaid principal of the 10.25% Senior Secured Notes of $70.0 million was classified as non-current as of June 30, 2020.
Non-recourse Debt Facilities
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
6.07% Senior Secured Notes due March 2025 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The Note Purchase Agreement requires us to maintain a debt service reserve, the balance of which was $8.3 million as of June 30, 2020 and $8.0 million as of December 31, 2019, and which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - The outstanding debt balance of the Term Loan of $5.3 million and $5.1 million were classified as current and $113.2 million and $115.3 million were classified as non-current as of June 30, 2020 and December 31, 2019, respectively.
In accordance with the credit agreement, PPA V was issued a floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the Lenders’ commitments to the loan and the commitments to the LC loan, the PPA V also pays commitment fees at 0.50% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015 PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan.
Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of June 30, 2020 and December 31, 2019 was $5.2 million and $5.0 million, respectively. The unused capacity as of June 30, 2020 and December 31, 2019 was $1.0 million and $1.2 million, respectively.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA entities that is non-recourse to Bloom as of June 30, 2020:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt[1]	$406,013	$14,714	$299,753	$63,992	$27,554
Non-recourse debt[2]	234,614	13,878	130,293	21,912	68,531
Operating leases	57,062	9,167	14,271	12,836	20,788
Service arrangements	2,594	1,297	1,297	—	—
Financing obligations	294,076	38,288	79,324	77,523	98,941
Natural gas fixed price forward contracts	5,185	4,000	1,185	—	—
Grant for Delaware facility	10,469	—	10,469	—	—
Interest rate swap	17,881	2,098	5,288	4,657	5,838
Supplier purchase commitments	1,721	1,099	622	—	—
Renewable energy credit obligations	708	592	116	—	—
Asset retirement obligations	500	500	—	—	—
Total	$1,030,823	$85,633	$542,618	$180,920	$221,652
1  Our 10% Convertible Notes and our credit agreements related to the building of our facility in Newark, Delaware each contain cross-default or cross-acceleration provisions. See “Recourse Debt Facilities” above for more details.
2   Each of the debt facilities entered into by PPA IIIa, PPA IV and PPA V contain cross-default provisions. See “Non-recourse Debt Facilities” above for more details.

Off-Balance Sheet Arrangements
We include in our condensed consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. For additional information, see Note 13, Power Purchase Agreement Programs, in Item 1, Financial Statements.
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of June 30, 2020 and 2019, we had no off-balance sheet arrangements.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first six months of fiscal year ended December 31, 2020. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 for a more complete discussion of the market risks we encounter.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective because of the material weakness described below.
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
Remediation Activities
We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness, which resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine transactions commensurate with our financial reporting requirements. Steps we are taking include increasing the use of qualified internal and third-party technical resources with accounting expertise on complex or non-routine transactions who are providing accounting interpretation guidance to assist us in identifying and addressing any issues that affect our consolidated financial statements.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A - RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you decide to purchase our securities. Many of these risks and uncertainties are beyond our control, and the occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, operating results and prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.
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
The distributed generation industry is still relatively nascent in an otherwise mature and heavily regulated industry, and we cannot be sure that potential customers will accept distributed generation broadly, or our Energy Server products specifically. Enterprises may be unwilling to adopt our solution over traditional or competing power sources for any number of reasons including the perception that our technology or our company is unproven, they lack confidence in our business model, the perceived unavailability of back-up service providers to operate and maintain the Energy Servers, and lack of awareness of our product or their perception of regulatory or political headwinds. Because distributed generation is an emerging industry, broad acceptance of our products and services is subject to a high level of uncertainty and risk. If the market develops more slowly than we anticipate, our business will be harmed.
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
Our Energy Servers have significant upfront costs. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly (including customers who are unable to monetize the tax credits available to purchasers of our Energy Servers) and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed the Traditional Lease, Managed Services and PPA Programs. In addition to the Traditional Lease model, we also offer PPA Programs, including Third-Party PPAs, in which financing the cost of the Energy Server is provided by an Operating Company and funded by an Investment Company which is financed by us and/or in combination with Equity Investors. We refer to the Operating Company and its subsidiary Investment Company collectively as a PPA Entity. In recent periods, the substantial majority of our end customers have elected to finance their purchases, typically through Third Party PPAs.
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
Further, the local electric utility or regulatory authorities may impose “departing load,” “standby,” power factor charges, greenhouse gas emissions charges, or other charges on our customers in connection with their acquisition or use of our Energy Servers, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our Energy Servers to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed or incentives granted by such utilities on customers acquiring our Energy Servers could adversely affect the demand for our Energy Servers.
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
Furthermore, an increase in the price of natural gas or curtailment of availability (e.g., as a consequence of physical limitations or adverse regulatory conditions for the delivery of production of natural gas) or the inability to obtain natural gas service could make our Energy Servers less economically attractive to potential customers and reduce demand.
We rely on interconnection requirements and net metering arrangements that are subject to change.
Because our Energy Servers are designed to operate at a constant output twenty-four hours a day, seven days a week, and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs and fees, interconnection agreements and net metering requirements are subject to changes in availability and terms and some jurisdictions do not allow interconnections or export at all. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate on in which we anticipate expanding into in the future could adversely affect the demand for our Energy Servers. For example, in California, changes are expected in the eligibility requirements for the net metering tariffs applicable to fuel cells that are currently in effect from investor-owned utilities. Although we are and will continue to remain an active participant in regulatory proceedings addressing such requirements, we cannot predict the outcome of the proceedings.
We currently face and will continue to face significant competition.
We compete for customers, financing partners, and incentive dollars with other electric power providers. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have: longer operating histories; customer incumbency advantages; access to and influence with local and state governments; and access to more capital resources than do we. Significant developments in alternative technologies, such as energy storage, wind, solar, or hydro power generation, or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion, or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited which would adversely affect our business results.

We derive a substantial portion of our revenue and backlog from a limited number of customers, and the loss of or a significant reduction in orders from a large customer could have a material adverse effect on our operating results and other key metrics.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, in the year ended December 31, 2019, two customers, The Southern Company and SK E&C accounted for approximately 34% and 23% of our total revenue, respectively. A unit of The Southern Company wholly owns a Third-Party PPA, and that entity purchases Energy Servers which are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer would materially and adversely affect our business results.
Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion.
We continue to develop products for emerging markets and, as we move into those markets, we may need to identify new business partners in order to facilitate such development and expansion. Identifying new business and development partners is a lengthy process and is subject to significant risks and uncertainties. If we are unable to identify reliable partners in a new market or are unable to negotiate mutually-acceptable terms to form the basis of new partnership arrangements, our ability to expand our business could be limited and our financial conditions and results of operations could be harmed
Risks Relating to Our Products and Manufacturing
Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
We have been and will continue monitoring and adjusting as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers, notwithstanding government “shelter in place” orders. For the safety of our employees and others, many of our employees are still working from home unless they are directly supporting essential manufacturing production operations, installation work, service and maintenance activities and R&D. We have established protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, and temperature screenings upon entry. In addition, all individuals entering Bloom facilities are required to wear face coverings and are directed not to enter if they have COVID-19-like symptoms. We follow all CDC guidelines when notified of possible exposures. Even with these precautions, it is possible an asymptomatic individual could enter our facilities and transmit the virus to others.
If we become aware of any cases of COVID-19 among any of our employees, we notify those with whom the person is known to have been in contact, send the exposed employees home for at least 14 days and require each employee to be tested negative before returning to work. We have had a couple of positive cases to date. Certain roles within our facilities involve greater mobility throughout our facilities and potential exposure to more employees. In the event one of such employees suffers from COVID-19, or if we otherwise believe that a significant number of employees have been exposed and sent home, particularly in our manufacturing facilities, our production could be significantly impacted. Furthermore, since our manufacturing process involves tasks performed at both our California facility and Delaware facility, significant exposure at either facility would have a substantial impact on our overall production, and in such case, our cash flow and results of operations including revenue will be adversely affected.
We have experienced COVID 19-related delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers and adversely impact our cash flows and results of operations including revenue. To date, we have been able to offset any issues with alternative suppliers, but in the future, it may not be possible to find replacement products or supplies, and ongoing delays could affect our business and growth. For example, particular suppliers on which we rely were shut down, and we were not able to obtain the needed parts. While we have identified and qualified alternative suppliers for these parts, we may experience future disruptions in the availability or price of these or other parts, and we cannot guarantee that we will succeed in finding alternate suppliers that are able to meet our needs. In addition, international air and sea logistics systems have been heavily impacted by the COVID-19 pandemic. Air carriers have significantly reduced their passenger and air freight capacity, and many ports are either temporarily closed or have reduced their hours of operation. Actions by government agencies may further restrict the operations of freight carriers, which would negatively impact our ability to receive the parts and supplies we need to manufacture our Energy Servers or to deliver them to our customers.

We also rely on third party financing for our customers’ purchases of our Energy Servers. If third party financiers experience liquidity problems or elect to suspend or cancel investments in our projects, we may be unable to secure financing for our customer purchases, which in turn would impact our ability to deploy our Energy Servers and impact our cash flows and results of operations, including revenue. We believe the current environment may also increase the time to solidify new relationships which could impact the time required to achieve funding. Our ability to obtain financing for our Energy Servers also partly depends on the creditworthiness of our customers. Some of our current and prospective customers’ credit ratings have recently fallen, which may make it difficult for us to obtain financing for their use of an Energy Server. For current customers whose Energy Servers are not yet installed, an inability to obtain financing may impact our cash flows and results of operations including revenue. For prospective customers, it may decrease demand for our Energy Servers if financing is not available in light of their credit. If our customers cannot obtain financing to purchase our Energy Servers, our cash flow and results of operations including revenue will be adversely affected. Although the impact of the COVID-19 pandemic on our ability to obtain financing for our customers’ use of our Energy Servers has not yet had a significant impact on our business, delays in obtaining financing for our Energy Servers would lead to a decrease in our cash flows and results of operations, including revenue. Furthermore, in cases where the inability to obtain financing only becomes apparent after we have installed an Energy Server, there would be no offsetting decrease in our expenses.
Our installation and maintenance operations have also been, and will continue to be, adversely impacted by the COVID-19 pandemic. For example, our installation projects have experienced delays and may continue to experience delays relating to, among other things, shortages in available labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations; the stoppage of work by gas and electric utilities on which we are critically dependent for hook ups; and the unavailability of necessary civil and utility inspections as well as the review of our permit submissions and issuance of permits by multiple authorities that have jurisdiction over our activities. As to maintenance, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future. These adverse impacts may increase in severity or continue indefinitely, including following the lifting of “shelter in place” orders.
We are not the only business impacted by these shortages and delays, which means that we may in the future face increased competition for scarce resources, which may result in continuing delays or increases in the cost of obtaining such services, including increased labor costs and/or fees to expedite permitting. In addition, while construction activities have to date been deemed “essential business” and allowed to proceed in many jurisdictions, we have experienced interruptions and delays caused by confusion related to exemptions for “essential business” among our suppliers and their sub-contractors and the relevant permitting utilities. Future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in reductions in the scope of permitted construction activities or prohibitions on such activities. An inability to install our Energy Servers would negatively impact our acceptances, and thereby impact our cash flows and results of operations, including revenue.
We cannot predict with certainty at this time the full extent to which COVID-19 will impact our business, cash flows and results of operations including revenue. It will depend on many factors. These include, among others, the extent of harm to public health, the willingness of our employees to travel and work in our manufacturing facilities and at our service and installation sites even if permitted to do so, the disruption to the global economy and to our supply base and potential customer base, and impacts on liquidity and the availability of capital. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.

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
To the extent we are successful in growing our business, we may need to increase our production capacity. Our ability to plan, construct, and equip additional manufacturing facilities is subject to significant risks and uncertainties, including the following:
•The expansion or construction of any manufacturing facilities will be subject to the risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside our control such as delays in government approvals, burdensome permitting conditions, and delays in the delivery of manufacturing equipment and subsystems that we manufacture or obtain from suppliers.
•In order for us to expand internationally, we have entered into joint venture agreements that have allowed us to add manufacturing capability outside of the United States. Adding manufacturing capacity in any international location will subject us to new laws and regulations including those pertaining to labor and employment, environmental and export import. In addition, it brings with it the risk of managing larger scale foreign operations.
•We may be unable to achieve the production throughput necessary to achieve our target annualized production run rate at our current and future manufacturing facilities.
•Manufacturing equipment may take longer and cost more to engineer and build than expected, and may not operate as required to meet our production plans.
•We may depend on third-party relationships in the development and operation of additional production capacity, which may subject us to the risk that such third parties do not fulfill their obligations to us under our arrangements with them.
•We may be unable to attract or retain qualified personnel.
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
Field conditions, such as the quality of the natural gas supply and utility processes which vary by region and may be subject to seasonal fluctuations or environmental factors such as smoke from wild fires, have affected the performance of our Energy Servers and are not always possible to predict until the Energy Server is in operation. Although we believe we have designed new generations of Energy Servers to better withstand the variety of field conditions we have encountered, as we move into new geographies and deploy new service configurations, we may encounter new and unanticipated field conditions. Adverse impacts on performance may require us to incur significant service and re-engineering costs or divert the attention of our engineering personnel from product development efforts. Furthermore, we may be unable to adequately address the impacts of factors outside of our control in a manner satisfactory to our customers. Any of these circumstances could significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
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
As of June 30, 2020, we had a total of 34 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total acceptances, net, of 506 megawatts. None of these early generation servers are recognized as our property, plant and equipment. We expect that our deployed early generation Energy Servers, if not upgraded with our more current generation power modules, may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements with respect to those servers. Further, the Energy Servers held on our consolidated financial statements, including those acquired through our Managed Services and PPA programs, could be impaired or have their useful life shortened in the future if adequate maintenance services are not performed or if a determination is made to upgrade the Energy Servers.
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
Furthermore, we rely on the ability of our third-party general contractors to install Energy Servers at our customers’ sites and to meet our installation requirements. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to make installations as planned. Our work with contractors or their sub-contractors may have the effect of our being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation, and other union requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness, and quality of the installation-related services performed by some of our general contractors and their sub-contractors in the past have not always met our expectations or standards and may not meet our expectations and standards in the future.
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
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the U.S. also provide incentives to end users and purchasers of our Energy Servers. We currently have operations and sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, our "Asia Pacific region"), where in some locations such as the Republic of Korea, Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in eleven U.S. states, each of which may have its own enabling policy framework. We rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of the Energy Servers to our customers in the U. S. and the Asia Pacific region. Our financing partners and Equity Investors in Bloom Electrons programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
For example, the previous federal ITC, a federal tax incentive for fuel cell production, expired on December 31, 2016. Without the availability of the ITC benefit incentive, we lowered the price of our Energy Servers to ensure the economics to our customers would remain the same as it was prior to losing the ITC benefit, adversely affecting our gross profit. While the ITC was reinstated by the U.S Congress on February 9, 2018 and made retroactive to January 1, 2017, under current law it will phase out on December 31, 2022, as noted below:
•the 30% ITC credit was reinstated retroactive to January 1, 2017;
•installations that commenced construction before January 1, 2020 were eligible for a 30% credit;
•installations that commence construction in 2020 are eligible for a 26% credit;
•installations that commence construction in 2021 are eligible for a 22% credit; and
•installations have to be placed in service by January 1, 2024 or the installations become ineligible for the credit.
The ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives. In the case of Energy Servers purchased by PPA Entities, the PPA Entities bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future.
As another example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. The FC NEM tariffs will not be available for new installations after December 31, 2021 and installations that are currently on FC NEM tariffs will have to meet more stringent standards regarding the emissions of greenhouse gases that are under development in order to remain eligible for the FC NEM tariffs. Although we are working to ensure that that an acceptable substitute to FC NEM is put in place prior to December 31, 2021, it is not certain that our efforts will be successful. If our customers are unable to interconnect under the FC NEM tariffs the costs of interconnection may increase and such increase may negatively impact demand for our products. Additionally, the uncertainty regarding the requirements for continued service under the FC NEM tariffs may negatively impact the perceived value or risks of our products, which may negatively impact demand for our products.”
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
We expect that any Energy Server deployments through financed transactions (including our Bloom Electrons programs, our leasing programs and any Third-Party PPA Programs) will receive capital from Equity Investors who derive a significant portion of their economic returns through tax benefits. Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System ("MACRS") or bonus depreciation, until the Equity Investors achieve their respective agreed rates of return. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history, lack of profitability and that we are only the party who can perform operations and maintenance on our Energy Servers have made it difficult to attract investors in the past. Our ability to obtain additional financing in the future depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers, and the continued availability of tax benefits applicable to our Energy Servers. In addition, conditions in the general economy and financial and credit markets may result in the contraction of available tax equity financing. If we are unable to enter into tax equity financing agreements with attractive pricing terms, or at all, we may not be able to obtain the capital needed to fund our financing programs or use the tax benefits provided by the ITC and MACRS depreciation, which could make it more difficult for customers to finance the purchase of our Energy Servers. Such circumstances could also require us to reduce the price at which we are able to sell our Energy Servers and therefore harm our business, our financial condition, and our results of operations.

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
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams per liter. A small amount of benzene found in the public natural gas supply (equivalent to what is present in one gallon of gasoline in an automobile fuel tank which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers which are typically replaced once every 18 to 24 months by us from customers’ sites. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers relying upon a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although over the years and with the approval of two states, we believed that we operated under the exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. However, EPA has asked us to show cause why it should not collect approximately $1.0 million in fines from us for the prior period. In order to put this matter behind us and with no admission of law or fact, we agreed to a consent agreement that was ratified and incorporated by reference into a final order that was entered by an Environmental Appeals Judge for EPA’s Environmental Appeals Board in May of 2020. Additionally, a nominal penalty was paid to a state agency under that state’s environmental laws relating to the operation of our Energy Server under the exemption prior to the issuance of the revised EPA guidance.

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
In addition, our project with Delmarva Power & Light Company (the "Delaware Project") is subject to laws and regulations relating to electricity generation, transmission, and sale in Delaware and at the federal level.
A law governing the sale of electricity from the Delaware Project was necessary to implement part of several incentives that Delaware offered to Bloom to build our major manufacturing facility ("Manufacturing Center") in Delaware. Those incentives have proven controversial in Delaware, in part because our Manufacturing Center, while a significant source of continuing manufacturing employment, has not expanded as quickly as projected. The opposition to the Delaware Project is an example of potentially material risks associated with electric power regulation.
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
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For information regarding pending legal proceedings, please see Part II Item 1, Legal Proceedings and Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements. In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the development of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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

In connection with our planned expansion into new markets we may need to develop relationships with new partners, including project developers and/or financiers who may require access to certain of our intellectual property in order to mitigate perceived risks regarding our ability to service their projects over the contracted project duration. If we are unable to come to agreement regarding the terms of such access or find alternative means to address this perceived risk, such failure may negatively impact our ability to expand into new markets. Alternatively, we may be required to develop new strategies for the protection of our intellectual property, which may be less protective than our current strategies and could therefore erode our competitive position.

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
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights and by seeking licenses or injunctions. Several of the proprietary components used in our Energy Servers have been subjected to infringement challenges in the past. We also generally indemnify our customers against claims that the products we supply infringe, misappropriate, or otherwise violate third party intellectual property rights, and we therefore may be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling or using our products that incorporate the challenged intellectual property;
•pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
•obtain a license from the holder of the intellectual property right, which may not be available on reasonable terms or at all; or
•redesign our products or means of production, which may not be possible or cost-effective.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of June 30, 2020, we had an accumulated deficit of $3.1 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
•growing our sales volume;
•increasing sales to existing customers and attracting new customers;
•expanding into new geographical markets and industry market sectors;
•attracting and retaining financing partners who are willing to provide financing for sales on a timely basis and with attractive terms;
•continuing to improve the useful life of our fuel cell technology and reducing our warranty servicing costs;
•reducing the cost of producing our Energy Servers;
•improving the efficiency and predictability of our installation process;
•improving the effectiveness of our sales and marketing activities;
•attracting and retaining key talent in a competitive marketplace; and
•the amount of stock-based compensation recognized in the period.
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
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:
•the timing of installations, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health, and safety requirements, weather, COVID-19 or such other health emergency, and customer facility construction schedules;
•size of particular installations and number of sites involved in any particular quarter;
•the mix in the type of purchase or financing options used by customers in a period, the geographical mix of customer sales, and the rates of return required by financing parties in such period;
•whether we are able to structure our sales agreements in a manner that would allow for the product and installation revenue to be recognized upfront at acceptance;
•delays or cancellations of Energy Server installations;
•fluctuations in our service costs, particularly due to unexpected costs of servicing and maintaining Energy Servers;
•weaker than anticipated demand for our Energy Servers due to changes in government incentives and policies or due to other conditions;
•fluctuations in our research and development expense, including periodic increases associated with the pre-production qualification of additional tools as we expand our production capacity;
•interruptions in our supply chain;
•the length of the sales and installation cycle for a particular customer;
•the timing and level of additional purchases by existing customers;
•unanticipated expenses or installation delays associated with changes in governmental regulations, permitting requirements by local authorities at particular sites, utility requirements and environmental, health, and safety requirements;
•disruptions in our sales, production, service or other business activities resulting from disagreements with our labor force or our inability to attract and retain qualified personnel; and
•unanticipated changes in federal, state, local, or foreign government incentive programs available for us, our customers, and tax equity financing parties.
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
To comply with Section 404B, we may incur substantial costs, expend significant management time on compliance-related issues, and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404B in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock. For further discussion on Section 404 compliance, see our Risk Factor: "We will no longer be an emerging growth company beginning on December 31, 2020, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies."
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

Accordingly, in order to grow our business, we must maintain confidence in our liquidity and long-term business prospects among customers, suppliers, financing partners, and other parties. This may be particularly complicated by factors such as:
•our limited operating history at a large scale;
•the size of our debt obligations;
•our lack of profitability;
•unfamiliarity with or uncertainty about our Energy Servers and the overall perception of the distributed generation market;
•prices for electricity or natural gas in particular markets;
•competition from alternate sources of energy;
•warranty or unanticipated service issues we may experience;
•the environmental consciousness and perceived value of environmental programs to our customers;
•the size of our expansion plans in comparison to our existing capital base and the scope and history of operations;
•the availability and amount of tax incentives, credits, subsidies or other incentive programs; and
•the other factors set forth in this “Risk Factors” section.
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
As of June 30, 2020, we and our subsidiaries had approximately $645.7 million of total consolidated indebtedness, of which an aggregate of $416.0 million represented indebtedness that is recourse to us, of which $14.7 million is classified as current and $401.3 million is classified as non-current. Of this $401.3 million debt, $69.5 million represented debt under our 10% Notes, and $263.4 million represented debt under our 10% Convertible Notes. In addition, our PPA Entities’ outstanding indebtedness of $229.7 million represented indebtedness that is non-recourse to us. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things:
•borrow money;
•pay dividends or make other distributions;
•incur liens;
•make asset dispositions;
•make loans or investments;
•issue or sell share capital of our subsidiaries;
•issue guaranties;
•enter into transactions with affiliates;
•merge, consolidate or sell, lease or transfer all or substantially all of our assets;
•require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes such as working capital and capital expenditures;

•make it more difficult for us to satisfy and comply with our obligations with respect to our indebtedness;
•subject us to increased sensitivity to interest rate increases;
•make us more vulnerable to economic downturns, adverse industry conditions, or catastrophic external events;
•limit our ability to withstand competitive pressures;
•limit our ability to invest in new business subsidiaries that are not PPA Entity-related;
•reduce our flexibility in planning for or responding to changing business, industry, and economic conditions; and/or
•place us at a competitive disadvantage to competitors that have relatively less debt than we have.
Our debt agreements and our PPA Entities’ debt agreements require the maintenance of financial ratios or the satisfaction of financial tests such as debt service coverage ratios and consolidated leverage ratios. Our and our PPA Entities’ ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot assure you that we will be able to meet these ratios and tests. Upon the occurrence of events such as a change in control of our Company, significant asset sales or mergers or similar transactions, the liquidation or dissolution of our Company or the cessation of our stock exchange listing, holders of our 10% Convertible Notes have the right to cause us to repurchase for cash any or all of such outstanding notes at a repurchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon. We cannot provide assurance that we would have sufficient liquidity to repurchase such notes. Furthermore, our financing and debt agreements, such as our 10% Convertible Notes, contain events of default. If an event of default were to occur, the trustee or the lenders could, among other things, terminate their commitments and declare outstanding amounts due and payable and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our indebtedness if such amounts were accelerated upon an event of default. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may, as a result, be accelerated and become due and payable as a consequence. We may be unable to pay these debts in such circumstances. If we were unable to repay those amounts, lenders could proceed against the collateral granted to them to secure repayment of those amounts. We cannot assure you that the collateral will be sufficient to repay in full those amounts. We cannot provide assurance that the operating and financial restrictions and covenants in these agreements will not adversely affect our ability to finance our future operations or capital needs, or our ability to engage in other business activities that may be in our interest or our ability to react to adverse market developments.
As of June 30, 2020, we and our subsidiaries have approximately $645.7 million of total consolidated indebtedness, including $26.1 million in short-term debt and $619.7 million in long-term debt. In addition, our 10% Convertible Notes contain restrictions on our ability to issue additional debt and both the 10% Convertible Notes limit our ability to provide collateral for any additional debt. Given our current level of indebtedness, the restrictions on additional indebtedness contained in the 10% Convertible Notes and the fact that most of our assets serve as collateral to secure existing debt, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
Certain listing standards of The New York Stock Exchange limit the number of shares we may deliver upon conversion of our outstanding convertible notes that we amended in March of 2020 unless we first obtain the approval of our stockholders to issue shares in excess of that amount. We may never obtain such stockholder approval To comply with these listing standards, the number of shares that we may issue upon conversion of our outstanding convertible notes will be limited to an amount that does not exceed these limitations, until we have obtained stockholder approval to issue additional shares Any shares that would otherwise have been deliverable upon conversion in the absence of this limitation will instead be settled in cash based on the applicable daily conversion values during the relevant period. We may not have the funds available to settle such conversions in cash. Our inability to settle such conversions in cash by the required conversion date would be a default under the agreements that govern our convertible notes.
Under some circumstances, we may be required to or elect to make additional payments to our PPA Entities or the Power Purchase Agreement Program Equity Investors.
Three of our PPA Entities are structured in a manner such that, other than the amount of any equity investment we have made, we do not have any further primary liability for the debts or other obligations of the PPA Entities. All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. In three cases, if our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Under PPA Company IV’s note purchase agreement, PPA Company IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA Company IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA Company IV to prepay all remaining amounts owed under PPA Company IV’s project debt. The obligations under PPA Company IV have not been triggered as of June 30, 2020.

Risks Relating to Our Operations
We may have conflicts of interest with our PPA Entities.
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, the PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of June 30, 2020, conflicts of interest may arise in the future which cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
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
We will no longer be an emerging growth company beginning on December 31, 2020 after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.
We have been an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to cease to be an emerging growth company as of December 31, 2020.
As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our annual report on Form 10-K for the year ending December 31, 2020, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2021 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in our annual report on the Form 10-K and proxy statement for the year ending December 31, 2020. We expect that our transition from “emerging growth company” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.
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
Although we currently primarily operate in the United States, we will seek to expand our business internationally. We currently have operations in Japan, China, India, and the Republic of Korea (collectively, our "Asia Pacific region"). Managing any international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of government incentives and subsidies;
•challenges in arranging, and availability of, financing for our customers;
•potential changes to our established business model;
•cost of alternative power sources, which could be meaningfully lower outside the United States;
•availability and cost of natural gas;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
•installation challenges which we have not encountered before which may require the development of a unique model for each country;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, and permitting processes including environmental, banking, employment, tax, privacy, and data protection laws and regulations such as the EU Data Privacy Directive;
•compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
•restrictions on repatriation of earnings;
•compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•regional economic and political conditions.

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
The market price of our Class A common stock has been and may continue to be volatile. In addition to factors discussed in this Risk Factors section, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors;
•the issuance of reports from short sellers that may negatively impact the trading price of our Class A common stock;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•new laws, regulations, subsidies, or credits or new interpretations of them applicable to our business;
•negative publicity related to problems in our manufacturing or the real or perceived quality of our products;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, or capital commitments;
•lawsuits threatened or filed against us;
•other events or factors including those resulting from war, incidents of terrorism or responses to these events;
•the expiration of contractual lock-up or market standoff agreements; and
•sales or anticipated sales of shares of our Class A common stock by us or our stockholders.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 99,233,074 shares of our Class A common stock and 31,005,215 shares of our Class B common stock outstanding as of June 30, 2020. The lock up for our Class B shares expired on January 21, 2019 and these shares are now freely tradeable once converted into Class A shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended ("Securities Act").

Further, as of June 30, 2020, we had an aggregate of $249.3 million in convertible debt, our 10% Convertible Notes, under which the outstanding principal may be converted, at the option of the holders, into an aggregate of 31,162,415 shares of Class B common stock. Upon conversion into Class A common stock, these shares are freely tradeable, except to the extent these shares are held by our “affiliates” as defined in Rule 144 under the Securities Act.
In addition, as of June 30, 2020, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 9,664,887 shares of Class A common stock and 15,214,822 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2020, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
The holders of the 10% Convertible Promissory Notes have the option to convert the outstanding principal under the 10% Convertible Promissory Notes to Class B common stock at a conversion price of $8.00 per share at any time and prior to maturity of the 10% Convertible Promissory Notes in December 2021. As of June 30, 2020, an aggregate of 21,232,797 shares of Class B common stock is issuable to the Canada Pension Plan Investment Board (“CPPIB”) upon the conversion of the outstanding principal under the 10% Convertible Promissory Notes. This, along with 312,575 shares of Class B common stock which CPPIB acquired from the exercise of a warrant at IPO, would result, as of June 30, 2020, in CPPIB having approximately 35% of the total voting power with respect to all shares of our Class A common stock (which has one vote per share) and Class B common stock (which has ten votes per share), voting as a single class, and would provide CPPIB significant influence over matters presented to the stockholders for approval and may result in voting decisions by CPPIB that are not in the best interests of our stockholders generally.

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
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:
•require that our board of directors is classified into three classes of directors with staggered three year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•only the chairman of our board of directors, our chief executive officer, or a majority of our board of directors are authorized to call a special meeting of stockholders;
•prohibit stockholder action by written consent, which thereby requires all stockholder actions be taken at a meeting of our stockholders;
•establish a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions such as a merger or other sale of our Company or substantially all of our assets;
•expressly authorize the board of directors to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation.	10-Q	001-38598	3.1	9/7/2018
3.2		Amended and Restated Bylaws, effective August 8, 2019	10-Q	001-38598	3.2	8/14/2019
4.1		Amended and Restated Indenture by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of April 20, 2020	10-Q	001-38598	4.1	5/11/2020
4.2		Form of 10% Convertible Senior Secured Note due 2021	10-Q	001-38598	4.2	5/11/2020
4.3		Third Amendment to Security Agreement by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as collateral agent, dated as of April 20, 2020	10-Q	001-38598	4.3	5/11/2020
4.4		Form of Indenture for Senior Secured Notes due 2027	10-Q	001-38598	4.4.	5/11/2020
4.5		Form of 10.25% Senior Secured Notes due 2027	10-Q	001-38598	4.5	5/11/2020
4.6		Form of Security Agreement for Senior Secured Notes due 2027	10-Q	001-38598	4.6	5/11/2020
4.7		Amended and Restated Subordinated Secured Convertible Note Modification Agreement by and between the Registrant and Constellation NewEnergy, Inc., dated as of March 31, 2020	10-Q	001-38598	4.7	5/11/2020
10.1		Lease Agreement, dated as of June 10, 2020, by and between the Registrant and DPIF2 CA 20 Christy Street, LLC				Filed herewith
10.2	x	Amended and Restated Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 30, 2020				Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101.INS		XBRL Instance Document				Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Confidential treatment requested with respect to portions of this exhibit.
x	Portions of this exhibit are redacted as permitted under Regulation S-K, Rule 601.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	August 4, 2020	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)