Form 10-Q/A
period 2020-06-30
Bloom Energy Corp
filed 2020-08-05
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q/A
Amendment No. 1
_______________________________________________________________________

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

Explanatory Note
On August 4, 2020, Bloom Energy Corporation filed a quarterly report on Form 10-Q for the period ended June 30, 2020 (“Form 10-Q”). The Form 10-Q contained a typographical error in the form of a header on the cover page and table of contents of the report. This Amendment No. 1 to Bloom Energy’s Form 10-Q for the period ended June 30, 2020 is solely to correct and remove this typographical error on the cover page and the table of contents. No other changes have been made to the Form 10-Q.

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