Form 10-Q
period 2020-09-30
Bloom Energy Corp
filed 2020-11-06
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

Commission File Number 001-38598
________________________________________________________________________
BLOOM ENERGY CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	77-0565408
(Sate or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4353 North First Street, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 543-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
Title of Each Class(1)	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	BE	New York Stock Exchange
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
Large accelerated filer  ☐     Accelerated filer   ☑      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of October 30, 2020 was as follows:

Class A Common Stock, $0.0001 par value 138,307,369 shares
Class B Common Stock, $0.0001 par value 27,891,011 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2020

Unless the context otherwise requires, the terms "we," "us," "our," "Bloom Energy," and the "Company" each refer to Bloom Energy Corporation and all of its subsidiaries.

Explanatory Note
As previously disclosed, we restated the relevant unaudited interim condensed consolidated financial statements as of and for the quarterly periods ended September 30, 2019, June 30, 2019, and March 31, 2019. The quarterly restatements are or will be effective with the filing of our 2020 Quarterly Reports on Form 10-Q. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Part I, Item 1, Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019.

Table of Contents
Index to Financial Statements
Part I
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents[1]	$325,241	$202,823
Restricted cash[1]	47,212	30,804
Accounts receivable[1]	50,481	37,828
Inventories	131,911	109,606
Deferred cost of revenue	59,627	58,470
Customer financing receivable[1]	5,341	5,108
Prepaid expenses and other current assets[1]	30,240	28,068
Total current assets	650,053	472,707
Property, plant and equipment, net[1]	601,929	607,059
Customer financing receivable, non-current[1]	46,725	50,747
Restricted cash, non-current[1]	131,916	143,761
Deferred cost of revenue, non-current	3,104	6,665
Other long-term assets[1]	40,632	41,652
Total assets	$1,474,359	$1,322,591
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interest
Current liabilities:
Accounts payable[1]	$64,282	$55,579
Accrued warranty	9,807	10,333
Accrued expenses and other current liabilities[1]	77,882	70,284
Deferred revenue and customer deposits[1]	95,546	89,192
Financing obligations	12,342	10,993
Current portion of recourse debt	115,657	304,627
Current portion of non-recourse debt[1]	14,000	8,273
Current portion of recourse debt from related parties	—	20,801
Current portion of non-recourse debt from related parties[1]	—	3,882
Total current liabilities	389,516	573,964
Derivative liabilities[1]	19,542	17,551
Deferred revenue and customer deposits, net of current portion[1]	103,517	125,529
Financing obligations, non-current	451,796	446,165
Long-term portion of recourse debt	227,481	75,962
Long-term portion of non-recourse debt[1]	213,209	192,180
Long-term portion of non-recourse debt from related parties[1]	—	31,087
Other long-term liabilities[1]	26,618	28,013
Total liabilities	1,431,679	1,490,451
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	189	443
Stockholders’ deficit:
Common stock	15	12
Additional paid-in capital	3,054,376	2,686,759
Accumulated other comprehensive income (loss)	(9)	19
Accumulated deficit	(3,076,800)	(2,946,384)
Total stockholders’ deficit	(22,418)	(259,594)
Noncontrolling interest	64,909	91,291
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,474,359	$1,322,591
1We have variable interest entities, which represent a portion of the consolidated balances recorded within these financial statement line items in the condensed consolidated balance sheets (see Note 13, Power Purchase Agreement Programs).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		As Restated		As Restated
Revenue:
Product	$131,076	$163,902	$346,832	$398,909
Installation	26,603	21,102	73,060	46,397
Service	26,141	23,665	77,496	70,158
Electricity	16,485	15,638	47,472	56,170
Total revenue	200,305	224,307	544,860	571,634
Cost of revenue:
Product	72,037	91,697	227,653	293,697
Installation	27,872	26,141	86,938	59,586
Service	33,214	36,427	92,836	83,111
Electricity	11,195	27,317	35,266	62,601
Total cost of revenue	144,318	181,582	442,693	498,995
Gross profit	55,987	42,725	102,167	72,639
Operating expenses:
Research and development	19,231	23,389	61,887	82,020
Sales and marketing	11,700	17,649	37,076	56,216
General and administrative	25,428	36,599	79,471	119,335
Total operating expenses	56,359	77,637	178,434	257,571
Loss from operations	(372)	(34,912)	(76,267)	(184,932)
Interest income	254	1,214	1,405	4,799
Interest expense	(19,902)	(21,323)	(55,030)	(65,845)
Interest expense to related parties	(353)	(1,605)	(2,513)	(4,823)
Other income (expense), net	(221)	525	(4,142)	568
Gain (loss) on extinguishment of debt	1,220	—	(12,878)	—
Gain (loss) on revaluation of embedded derivatives	1,505	(540)	2,201	(1,620)
Loss before income taxes	(17,869)	(56,641)	(147,224)	(251,853)
Income tax provision	7	136	272	602
Net loss	(17,876)	(56,777)	(147,496)	(252,455)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,922)	(5,027)	(17,081)	(13,874)
Net loss attributable to Class A and Class B common stockholders	$(11,954)	$(51,750)	$(130,415)	(238,581)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.44)	$(1.01)	$(2.09)
Weighted average shares used to compute net loss per share attributable to Class A and Class B common stockholders, basic and diluted	138,964	116,330	129,571	113,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		As Restated		As Restated
Net loss	$(17,876)	$(56,777)	$(147,496)	$(252,455)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities	—	(12)	(23)	14
Change in derivative instruments designated and qualifying in cash flow hedges	573	(2,444)	(8,144)	(8,137)
Other comprehensive income (loss), net of taxes	573	(2,456)	(8,167)	(8,123)
Comprehensive loss	(17,303)	(59,233)	(155,663)	(260,578)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,349)	(7,484)	(25,219)	(21,719)
Comprehensive loss attributable to Class A and Class B stockholders	$(11,954)	$(51,749)	$(130,444)	$(238,859)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Total Stockholders' Deficit and Noncontrolling Interest
(in thousands, except Shares) (unaudited)

	Three Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at June 30, 2020	$118	130,238,289	$13	$2,747,890	$(9)	$(3,064,846)	$(316,951)	$66,302
Conversion of notes	—	19,136,313	1	160,341	—	—	160,342	—
Issuance of convertible note	—	—	—	124,050	—	—	124,050	—
Issuance of restricted stock awards	—	3,203,935	1	—	—	—	1	—
ESPP purchase	—	944,979	—	4,323	—	—	4,323	—
Exercise of stock options	—	273,056	—	3,235	—	—	3,235	—
Stock-based compensation expense	—	—	—	14,537	—	—	14,537	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	573
Distributions to noncontrolling interests	(18)	—	—	—	—	—	—	(269)
Proceeds from noncontrolling interest	—	—	—	—	—	—	—	4,314
Net income (loss)	89	—	—	—	—	(11,954)	(11,954)	(6,011)
Balances at September 30, 2020	$189	153,796,572	$15	$3,054,376	$(9)	$(3,076,800)	$(22,418)	$64,909

	Three Months Ended September 30, 2019
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at June 30, 2019 (as Restated)	$505	113,949,343	$11	$2,604,034	$(148)	$(2,828,801)	$(224,904)	$104,072
Issuance of restricted stock awards	—	2,837,343	1	—	—	—	1	—
ESPP purchase	—	1,022,397	—	4,267	—	—	4,267	—
Exercise of stock options	—	8,546	—	35	—	—	35	—
Stock-based compensation expense	—	—	—	39,537	—	—	39,537	—
Unrealized loss on available for sale securities	—	—	—	—	(12)	—	(12)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	13	—	13	(2,457)
Distributions to noncontrolling interests	(288)	—	—	—	—	—	—	(1,042)
Net income (loss) (as restated)	340	—	—	—	—	(51,750)	(51,750)	(5,367)
Balances at September 30, 2019 (as Restated)	$557	117,817,629	$12	$2,647,873	$(147)	$(2,880,551)	$(232,812)	$95,206

	Nine Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2019	$443	121,036,289	$12	$2,686,759	$19	$(2,946,384)	$(259,594)	$91,291
Conversion of notes	—	23,854,441	2	201,470	—	—	201,472	—
Issuance of convertible note	—	—	—	124,050	—	—	124,050	—
Adjustment of embedded derivative for debt modification	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	6,524,088	1	—	—	—	1	—
ESPP purchase	—	1,937,825	—	8,500	—	—	8,500	—
Exercise of stock options	—	443,929	—	4,243	—	—	4,243	—
Stock-based compensation expense	—	—	—	53,425	—	—	53,425	—
Unrealized loss on available for sale securities	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(5)	—	(5)	(8,139)
Distributions to noncontrolling interests	(35)	—	—	—	—	—	—	(5,696)
Proceeds from noncontrolling interest	—	—	—	—	—	—	—	4,314
Net income (loss)	(219)	—	—	—	—	(130,415)	(130,415)	(16,861)
Balances at September 30, 2020	$189	153,796,572	$15	$3,054,376	$(9)	$(3,076,800)	$(22,418)	$64,909

	Nine Months Ended September 30, 2019
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2018 (as Restated)	$57,261	109,421,183	$11	$2,481,352	$131	$(2,624,104)	$(142,610)	$125,110
Cumulative effect upon adoption of new accounting standard (Note 3)	—	—	—	—	—	(17,996)	(17,996)	—
Issuance of restricted stock awards	—	6,341,441	1		—	—	1	—
ESPP purchase	—	1,718,433	—	11,183	—	—	11,183	—
Exercise of stock options	—	336,572	—	1,440	—	—	1,440	—
Stock-based compensation expense	—	—	—	153,898	—	—	153,898	—
Unrealized gain on available for sale securities	—	—	—	—	14	—	14	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(292)	—	(292)	(7,845)
Distributions to noncontrolling interests	(3,825)	—	—	—	—	—	—	(5,250)
Mandatory redemption of noncontrolling interests	(55,684)	—	—	—	—	—	—	—
Cumulative effect of hedge accounting	—	—	—	—	—	130	130	(130)
Net income (loss) (as restated)	2,805	—	—	—	—	(238,581)	(238,581)	(16,679)
Balances at September 30, 2019 (as Restated)	$557	117,817,629	$12	$2,647,873	$(147)	$(2,880,551)	$(232,812)	$95,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
		As Restated
Cash flows from operating activities:
Net loss	$(147,496)	$(252,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,888	64,948
Write-off of property, plant and equipment, net	36	2,987
Impairment of equity method investment	4,236	—
Write-off of PPA II and PPA IIIb decommissioned assets	—	25,613
Debt make-whole expense	—	5,934
Revaluation of derivative contracts	(2,339)	2,955
Stock-based compensation	57,385	160,233
Loss on long-term REC purchase contract	72	61
Loss on extinguishment of debt	11,785	—
Amortization of debt issuance and premium cost, net	(195)	16,295
Changes in operating assets and liabilities:
Accounts receivable	(12,654)	63,426
Inventories	(22,772)	(1,775)
Deferred cost of revenue	1,562	(2,344)
Customer financing receivable and other	3,790	4,142
Prepaid expenses and other current assets	(2,647)	8,071
Other long-term assets	(3,217)	1,294
Accounts payable	8,704	14,171
Accrued warranty	(525)	(4,074)
Accrued expenses and other current liabilities	3,866	5,191
Deferred revenue and customer deposits	(15,658)	22,252
Other long-term liabilities	(2,811)	4,560
Net cash (used in) provided by operating activities	(79,990)	141,485
Cash flows from investing activities:
Purchase of property, plant and equipment	(33,066)	(39,690)
Payments for acquisition of intangible assets	—	(1,478)
Proceeds from maturity of marketable securities	—	104,500
Net cash (used in) provided by investing activities	(33,066)	63,332
Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—
Proceeds from issuance of debt to related parties	30,000	—
Repayment of debt	(92,546)	(93,263)
Repayment of debt to related parties	(2,105)	(1,691)
Debt make-whole payment	—	(5,934)
Debt issuance costs	(13,247)	—
Proceeds from financing obligations	14,807	20,333
Repayment of financing obligations	(7,828)	(6,419)
Proceeds from noncontrolling interest	4,314	—
Payments to noncontrolling and redeemable noncontrolling interests	—	(43,713)
Distributions to noncontrolling and redeemable noncontrolling interests	(6,103)	(9,363)
Proceeds from issuance of common stock	12,745	12,623
Net cash provided by (used in) financing activities	240,037	(127,427)
Net increase in cash, cash equivalents, and restricted cash	126,981	77,390
Cash, cash equivalents, and restricted cash:
Beginning of period	377,388	280,485
End of period	$504,369	$357,875

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$56,607	$53,772
Cash paid during the period for taxes	353	715
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	$350	$2,574
Liabilities recorded for noncontrolling and redeemable noncontrolling interest	—	11,971
Equity investment in PPA II assets	—	27,809
Conversion of 10% convertible promissory notes into Class A common stock	150,670	—
Conversion of 10% convertible promissory notes to related party into Class A common stock	50,800	—
Accrued distributions to Equity Investors	—	288
Accrued interest for notes	30	1,347
Adjustment of embedded derivative related to debt extinguishment	24,071	—
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
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. On March 31, 2020, we extended the maturity of our current debt to reduce our required debt payments in the next 12 months. After the following new debt offerings, debt extensions and conversions to equity were completed, the current portion of our total recourse and non-recourse debt was $129.7 million as of September 30, 2020. Notable elements of our new debt offerings, debt extensions and conversions are as follows:
•On March 31, 2020, we entered into an Amendment Support Agreement (the “Amendment Support Agreement”) with the beneficial owners of our outstanding 6% Convertible Notes (the “6% Convertible Notes”) due December 1, 2020 pursuant to which the maturity date of the outstanding 6% Convertible Notes was extended to December 1, 2021, the interest rate increased from 6% to 10%, and the strike price on the conversion feature was reduced from $11.25 to $8.00 per share. The Amendment Support Agreement required that we repay at least $70.0 million of these 10% Convertible Notes due 2021 (the “10% Convertible Notes”) on or before September 1, 2020, which we satisfied through a cash payment of $70.0 million on May 1, 2020. The amended terms are reflected in the Amended and Restated Indenture, dated April 20, 2020, between Bloom Energy and U.S. Bank National Association, as trustee (the "Restated Indenture").
•In conjunction with entering into the Amendment Support Agreement on March 31, 2020, we also entered into a 10% Convertible Note Purchase Agreement with Foris Ventures, LLC, a new noteholder, and New Enterprise Associates 10, Limited Partnership, an existing noteholder, (both of the noteholders were previously considered related parties) and we issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes. The Restated Indenture was also amended to reflect a new principal amount of $290.0 million to accommodate the additional $30.0 million in new 10% Convertible Notes. In August and September 2020, we called a total of $153.1 million of the 10% Convertible Notes and the noteholders, at their option, converted their notes into 19.1 million shares of our Class B common stock, which were subsequently exchanged for Class A common stock.
•On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”) with Constellation NewEnergy, Inc. (“Constellation”), pursuant to which Constellation agreed to extend the maturity date to December 31, 2021, increase the interest rate from 5% to 10% and reduce the strike price on the conversion feature from $38.64 to $8.00 per share. On June 18, 2020, Constellation exercised their voluntary conversion feature and exchanged their entire Constellation note at the conversion price of $8.00 per share into 4.7 million shares of Class B common stock, which at Constellation's option was converted into Class A common stock. At the time of this exchange, the unamortized premium of $3.4 million was recognized as an adjustment to additional paid in capital.
•On May 1, 2020, we entered into a note purchase agreement pursuant to which certain investors purchased $70.0 million of 10.25% Senior Secured Notes due 2027 (the “10.25% Senior Secured Notes”) in a private placement. The proceeds from this note were used to extinguish the $70.0 million of 10% Convertible Notes on May 1, 2020.
•In August 2020, we issued an additional $230.0 million aggregate principal amount of our 2.5% Green Convertible Senior Notes due 2025 (the “Green Notes”). The Green Notes were issued pursuant to, and are governed by, an indenture (the “Green Note Indenture”), dated as of August 11, 2020, between Bloom Energy and U.S. Bank National Association, as trustee.
The impact of the COVID-19 pandemic on our ability to execute our business strategy and on our financial position and results of operations is uncertain. Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our product, our ability to secure financing for customer use, the timing of installations, and overall economic conditions including the impact of COVID-19 on our ongoing and future operations. However, in the opinion of management, the combination of our existing cash and cash equivalents and operating cash flows is expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q, but we may access capital markets opportunistically to continue to improve our capital structure if market conditions are favorable.
For additional information, see Note 7, Outstanding Loans and Security Agreements and Note 17, Subsequent Events.
Basis of Presentation
We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), and as permitted by those rules, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles as applied in the United States (“U.S. GAAP”). However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. The condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (the latter has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019), and the condensed consolidated statements of operations, of comprehensive loss, of redeemable noncontrolling interest, total stockholders' deficit and noncontrolling interest, and of cash flows for the periods ended September 30, 2020 and 2019, and related notes, should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 31, 2020.
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
Principles of Consolidation
These condensed consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIEs"), which we refer to as a tax equity partnership (each such VIE, also referred to as our power purchase agreement entities ("PPA Entities")). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities, as discussed in Note 13, Power Purchase Agreement Programs. We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Other accounting estimates include variable consideration relating to product performance guaranties, assumptions to compute the fair value of debt financings, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, warranty, product performance guaranties and extended maintenance, derivative valuations, estimates for recapture of U.S. Treasury grants and similar grants, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, and stock-based compensation costs. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, our allowance for doubtful accounts, stock-based compensation, the carrying value of our long-lived assets, inventory, financial assets, and valuation allowances for tax assets, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers, suppliers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods as new information becomes available. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, the "Asia Pacific region"). In the three and nine months ended September 30, 2020, total revenue in the Asia Pacific region was 24% and 30%, respectively, of our total revenue. In the three and nine months ended September 30, 2019, total revenue in the Asia Pacific region was 16% and 22%, respectively, of our total revenue.
Credit Risk - At September 30, 2020, two customers, CoreSite Realty Corp. and Market Nugget, Inc. accounted for approximately 18%, and 14% of accounts receivable, respectively. At December 31, 2019, two customers, Costco Wholesale Corporation and The Kraft Group LLC, accounted for approximately 19% and 17% of accounts receivable, respectively. At September 30, 2020 and December 31, 2019, we did not maintain any allowances for doubtful accounts as we deemed all of our receivables fully collectible. To date, we have neither provided an allowance for uncollectible accounts nor experienced any credit loss.
Customer Risk - In the quarter ended September 30, 2020, revenue from three customers, Duke Energy Corporation, SK Engineering & Construction Co., Ltd. ("SK E&C"), and Certain Solar, accounted for approximately 25%, 24% and 21%, respectively, of our total revenue. In the nine months ended September 30, 2020, revenue from two customers, SK E&C and Duke Energy, accounted for approximately 29% and 29%, respectively, of our total revenue. In the quarter ended September 30, 2019, revenue from two customers, The Southern Company and SK E&C, accounted for approximately 29% and 16%, respectively, of our total revenue. In the nine months ended September 30, 2019, revenue from two customers, The Southern Company and SK E&C, accounted for approximately 38% and 22%, respectively, of our total revenue. Duke Energy and The Southern Company are each Operating Companies party to their own portfolio of power purchase agreements (each, a “PPA”). Each Operating Company purchased the Energy Servers contemplated by each PPA from us. Operating Companies with a portfolio of PPAs, but which we have no equity interest, is called a “Third-Party PPA Transaction.”
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the periods ended September 30, 2020 are consistent with those discussed in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.
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
Stock Compensation - In June 2018, FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. ASU 2018-07 also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. ASU 2018-07 was effective for us for interim and annual reporting periods beginning after December 15, 2019. Early adoption was permitted. We adopted ASU 2018-07 using a modified retrospective approach on January 1, 2020 and the adoption of ASU 2018-07 did not have a material effect on our financial statements and related disclosures.
Accounting Guidance Not Yet Adopted
We will no longer be an emerging growth company as of December 31, 2020, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies. As a result, we expect to adopt the guidance below regarding Leases and Financial Instruments on a modified retrospective basis on December 31, 2020 and to reflect the adoption as of January 1, 2020 in our annual results for the period ended December 31, 2020.
Leases - In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), as amended (“ASC 842”), which provides new authoritative guidance on lease accounting. Among its provisions, the standard changes the definition of a lease, requires lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. All leases in scope will be classified as either operating or financing. Operating and financing leases will require the recognition of an asset and liability to be measured at the present value of the lease payments. ASC 842 also makes a distinction between operating and financing leases for purposes of reporting expenses on the income statement. We are the lessee under various agreements for facilities and equipment that are currently accounted for as operating leases and expect to continue to enter into new such leases.

Additionally, we expect to continue to enter into Managed Services related financing leases in the future and be the lessor of Energy Servers that are subject to power purchase agreements ("PPAs") with customers under our Managed Services Program and our PPA Program that are currently accounted for as leases. ASC 842 provides a number of optional practical expedients in transition. We will elect the package of practical expedients, which permits us to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases.
While we continue to evaluate the effect of adopting ASC 842, we expect that these new standards will not have a material impact to our financial position. We expect to recognize ROU assets and lease liabilities on the consolidated balance sheets with corresponding ROU assets in the range of $24 million to $30 million and lease liabilities in the range of $36 million to $44 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. While we do not expect that the adoption of ASC 842 will have a material effect on operating income (loss) and net cash flows, it will however impact the classification between cash flows from operations and cash flows from financing activities on the consolidated statements of cash flows.
Financial Instruments - In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) as amended, ("ASU 326"), including in February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The pronouncement eliminates the incurred credit loss impairment methodology and replaces it with an expected credit loss concept based on historical experience, current conditions, and reasonable and supportable forecasts. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We do not expect ASU 326 to have a material impact on our financial statements and related disclosures.
Income taxes - In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) ("ASU 2019-12"), wherein the accounting for income taxes is simplified by eliminating certain exceptions and implementing additional requirements, which result in a more consistent application of ASC 740 Income Taxes. ASU 2019-12 is effective as for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We anticipate that we will no longer be an emerging growth company beginning on December 31, 2020, and expect to adopt this guidance on a prospective basis on January 1, 2021. We do not expect ASU 2019-12 to have a material impact on our financial statements and related disclosures.
Cessation of LIBOR - In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are currently evaluating the impact of the adoption of ASU 2020-04 on our financial statements.
Debt with Conversion Options - In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. We are currently evaluating the impact of the adoption of ASU 2020-06 on our consolidated financial statements.
We do not expect any other new accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.
2. Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements.
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
The misstatements impacting as of and for the three and nine months ended September 30, 2019 are described in greater detail below.
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
The majority of these Managed Services Agreements and similar transactions were originally recognized as sales, subject to an operating lease, in which revenues and associated costs were recognized at the time of installation and acceptance of the Energy Server at the customer site.
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
Also, as part of a review of historical revenue agreements as a result of the above errors, it was noted that we failed to identify embedded derivatives in certain revenue agreements for an escalator price protection (“EPP”) feature given to our customers. As a result, we have recognized a derivative liability, with an offset to product revenue, to account for the fair value of this feature at inception and will record the liability at its then fair value at each period end with any changes in fair value recognized in gain (loss) on revaluation of embedded derivatives.
In addition to the impact of the restatement described above, in preparation of the condensed consolidated financial statements for the three months ended March 31, 2020, errors in our condensed consolidated statements of comprehensive loss were discovered. For the three and nine month periods ended September 30, 2019, the presentation of this statement and other errors identified in this statement have been corrected, which resulted in an additional $5.0 million and $13.9 million increase to comprehensive loss, and an increase of $9.9 million and $29.6 million in comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interests, respectively. In the consolidated statements of comprehensive loss for the years ended December 31, 2019 and 2018, comprehensive loss as previously reported is understated by $5.8 million and overstated by $1.8 million, respectively. In addition, the reconciliation of comprehensive loss to comprehensive loss attributable to Class A and Class B stockholders was erroneously omitted. As it relates to the impact of the errors to the consolidated statements of comprehensive loss for the years ended December 31, 2019 and 2018, management evaluated the impact of the errors to the previously issued financial statements and concluded the impacts were not material. Accordingly, these items for the periods disclosed are corrected herein.
Finally, there were certain other immaterial misstatements identified or which had been previously identified that are also corrected in connection with the restatement of previously issued financial statements.
Description of Restatement Reconciliation Tables
In the following tables, we have presented a reconciliation of our condensed consolidated balance sheet and statements of operations and cash flows from our prior periods as previously reported to the restated amounts as of and for the three and nine months ended September 30, 2019. In addition to the errors to the condensed consolidated statement of comprehensive loss discussed above, that Statement has been restated for the restatement impact to net loss. The condensed consolidated statement of redeemable noncontrolling interest, total stockholders' deficit and noncontrolling interest for the three and nine months ended September 30, 2019 has also been restated for the restatement impact to net loss. See the condensed consolidated statements of operations reconciliation table below for additional information on the restatement impact to net loss.

Bloom Energy Corporation
Condensed Consolidated Balance Sheet
(in thousands)

	September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated

Assets
Current assets:
Cash and cash equivalents	$226,499	$—		$—	$226,499
Restricted cash	14,486	—		—	14,486
Accounts receivable	26,737	4,216	1	(4,600)	26,353
Inventories	140,372	(7,765)	2	—	132,607
Deferred cost of revenue	50,707	(9,665)	3	—	41,042
Customer financing receivable	5,919	—		—	5,919
Prepaid expenses and other current assets	25,639	2,830	4	173	28,642
Total current assets	490,359	(10,384)		(4,427)	475,548
Property, plant and equipment, net	384,377	243,008	5	—	627,385
Customer financing receivable, non-current	62,615	—		—	62,615
Restricted cash, non-current	116,890	—		—	116,890
Deferred cost of revenue, non-current	57,286	(53,562)	3	—	3,724
Other long-term assets	58,400	9,319	6	3,232	70,951
Total assets	$1,169,927	$188,381		$(1,195)	$1,357,113
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interests
Current liabilities:
Accounts payable	$81,060	$—		$—	$81,060
Accrued warranty	15,295	(1,159)	7	(1,274)	12,862
Accrued expenses and other current liabilities	82,150	(2,534)	8	—	79,616
Financing obligations	—	10,420	9	—	10,420
Deferred revenue and customer deposits	88,060	(13,856)	10	3,347	77,551
Current portion of recourse debt	15,678	—		—	15,678
Current portion of non-recourse debt	7,983	—		—	7,983
Current portion of non-recourse debt from related parties	3,500	—		—	3,500
Total current liabilities	293,726	(7,129)		2,073	288,670
Derivative liabilities	14,648	5,636	11	—	20,284
Deferred revenue and customer deposits, net of current portion	179,712	(92,390)	10	34,954	122,276
Financing obligations, non-current	—	397,272	9	—	397,272
Long-term portion of recourse debt	359,959	—		—	359,959
Long-term portion of non-recourse debt	217,334	—		—	217,334
Long-term portion of recourse debt from related parties	27,734	—		—	27,734
Long-term portion of non-recourse debt from related parties	31,781	—		—	31,781
Other long-term liabilities	56,117	(27,264)	8	(1)	28,852
Total liabilities	1,181,011	276,125		37,026	1,494,162
Redeemable noncontrolling interest	557	—		—	557
Stockholders’ deficit:
Preferred stock	—	—		—	—
Common stock	12	—		—	12
Additional paid-in capital	2,647,118	756	12	—	2,647,874
Accumulated other comprehensive loss	(147)	—		—	(147)
Accumulated deficit	(2,753,830)	(88,500)		(38,221)	(2,880,551)
Total stockholders’ deficit	(106,847)	(87,744)		(38,221)	(232,812)
Noncontrolling interest	95,206	—		—	95,206
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	$1,169,927	$188,381		$(1,195)	$1,357,113

1 Accounts receivable — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements, for which the amount recorded to accounts receivable represents amounts invoiced for capacity billings to end customers which have not yet been collected by the financing entity as of the period end.
2 Inventories — The correction of these misstatements resulted from the change of accounting for inventory, including net capitalization of stock-based compensation cost of $3.7 million.
3 Deferred cost of revenue, current and non-current — The correction of these misstatements resulted from reclassifying deferred cost of revenue to property, plant and equipment, net, for the leased Energy Servers under the Managed Services Agreements and similar sale-leaseback arrangements of $7.4 million (short-term) and $53.6 million (long-term), net capitalization of stock-based compensation costs of $0.8 million into current deferred cost of revenue, and the correction of certain other immaterial misstatements identified to relieve installation deferred cost of revenue of $3.1 million.
4 Prepaid expenses and other current assets — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby prepaid property tax and insurance payments are now classified within prepaid expenses, rather than offset against deferred revenue.
5 Property, plant and equipment, net — The correction of these misstatements resulted from the change of accounting for Managed Services transactions and similar arrangements, whereby product and install cost of revenue are now recorded as property, plant and equipment, net in the cases where the risks of ownership have not completely transferred to the financing party of $239.3 million. This includes a net capitalization of stock-based compensation cost for these assets of $3.7 million
6 Other long-term assets — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby the timing difference of capacity billings to end customers and the payments received from the financing entity is recorded within long term receivables and prepaid property tax and insurance payments are now classified within other long-term assets, rather than offset against long-term deferred revenue.
7 Accrued warranty — The correction of these misstatements resulted from the change of accounting for accrued warranty, which is now recorded on an as-incurred basis for our Managed Services Agreements and similar arrangements, reducing accrued warranty by $0.1 million and the change of accounting for the grid pricing escalation guarantees we provided in some of our sales arrangements, which are now recorded as derivative liabilities, reducing accrued warranty by $1.1 million
8 Accrued expense and other current liabilities and other long-term liabilities — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements, for which historical accrued liabilities recorded at inception of the agreements, as well as subsequent reductions of those liabilities, were reversed.
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
.

Bloom Energy Corporation
Condensed Consolidated Statement of Operations
(in thousands)

	Three Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated

Revenue:
Product	$182,616	$(1,292)	a	$(17,422)	$163,902
Installation	19,010	(460)	a	2,552	21,102
Service	23,597	(779)	a	847	23,665
Electricity	8,248	7,390	a	—	15,638
Total revenue	233,471	4,859		(14,023)	224,307
Cost of revenue:
Product	94,056	(2,085)	c, d	(274)	91,697
Installation	26,162	(21)	c	—	26,141
Service	36,539	2,073	b, d	(2,185)	36,427
Electricity	23,249	4,068	c	—	27,317
Total cost of revenue	180,006	4,035		(2,459)	181,582
Gross profit	53,465	824		(11,564)	42,725
Operating expenses:
Research and development	23,389	—		—	23,389
Sales and marketing	18,125	43	e	(519)	17,649
General and administrative	36,599	—		—	36,599
Total operating expenses	78,113	43		(519)	77,637
Loss from operations	(24,648)	781		(11,045)	(34,912)
Interest income	1,214	—		—	1,214
Interest expense	(15,280)	(6,043)	f	—	(21,323)
Interest expense to related parties	(1,605)	—		—	(1,605)
Other expense, net	525	—		—	525
Loss on revaluation of warrant liabilities and embedded derivatives	—	(540)	g	—	(540)
Loss before income taxes	(39,794)	(5,802)		(11,045)	(56,641)
Income tax provision	136	—		—	136
Net loss	(39,930)	(5,802)		(11,045)	(56,777)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5,027)	—		—	(5,027)
Net loss attributable to Class A and Class B common stockholders	$(34,903)	$(5,802)		$(11,045)	$(51,750)

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
c Cost of revenue impacted by Managed Services restatements — The correction of these misstatements resulted from the change from upfront recognition of product and installation cost of revenue to recognition of the depreciation expense on the capitalized Energy Servers over their useful life of 21 years for our Managed Services Agreements and similar sale-leaseback transactions, resulting in a decrease in product cost of revenue of $1.1 million and installation cost of revenue of $0.6 million, offset by an increase in electricity cost of revenue of $4.0 million together with the correction of certain other immaterial misstatements identified to record installation cost of revenue of $0.6 million.
d Cost of revenue impacted by stock-based compensation allocation — The correction of these misstatements resulted from the capitalization of stock-based compensation costs, with a net benefit to product cost of revenue of $1.0 million, and an increase in service cost of revenue of $2.2 million due to the expensing of stock-based compensation related to field replacement units.
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

Bloom Energy Corporation
Condensed Consolidated Statement of Operations
(in thousands)

	Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated

Revenue:
Product	$504,249	$(72,220)	a	$(33,120)	$398,909
Installation	58,553	(17,555)	a	5,399	46,397
Service	70,546	(1,939)	a	1,551	70,158
Electricity	34,612	21,558	a	—	56,170
Total revenue	667,960	(70,156)		(26,170)	571,634
Cost of revenue:
Product	350,008	(56,070)	c, d	(241)	293,697
Installation	72,444	(12,858)	c	—	59,586
Service	83,695	4,324	b, d	(4,908)	83,111
Electricity	50,920	11,681	c	—	62,601
Total cost of revenue	557,067	(52,923)		(5,149)	498,995
Gross profit	110,893	(17,233)		(21,021)	72,639
Operating expenses:
Research and development	82,020	—		—	82,020
Sales and marketing	56,947	62	e	(793)	56,216
General and administrative	119,335	—		—	119,335
Total operating expenses	258,302	62		(793)	257,571
Loss from operations	(147,409)	(17,295)		(20,228)	(184,932)
Interest income	4,799	—		—	4,799
Interest expense	(47,967)	(17,878)	f	—	(65,845)
Interest expense to related parties	(4,823)	—		—	(4,823)
Other expense, net	568	—		—	568
Loss on revaluation of warrant liabilities and embedded derivatives	—	(1,620)	g	—	(1,620)
Loss before income taxes	(194,832)	(36,793)		(20,228)	(251,853)
Income tax provision	602	—		—	602
Net loss	(195,434)	(36,793)		(20,228)	(252,455)
Less: net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(13,874)	—		—	(13,874)
Net loss attributable to Class A and Class B common stockholders	$(181,560)	$(36,793)		$(20,228)	$(238,581)

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
c Cost of revenue impacted by Managed Services restatements — The correction of these misstatements resulted from the change from upfront recognition of product and installation cost of revenue to recognition of the depreciation expense on the capitalized Energy Servers over their useful life of 21 years for our Managed Services Agreements and similar sale-leaseback transactions, resulting in a decrease in product cost of revenue of $56.7 million and installation cost of revenue of $15.0 million, offset by an increase in electricity cost of revenue of $11.6 million together with the correction of certain other immaterial misstatements identified to record installation cost of revenue of $2.1 million.
d Cost of revenue impacted by stock-based compensation allocation — The correction of these misstatements resulted from the capitalization of stock-based compensation costs, with a net benefit to product cost of revenue of $0.6 million, and an increase in service cost of revenue of $4.6 million due to the expensing of stock-based compensation related to field replacement units.
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
g Gain (loss) on revaluation of warrant liabilities and embedded derivatives — The correction of these misstatements resulted from the change of accounting for the grid pricing escalation guarantees we provided in some of our sales arrangements which is now recorded as a derivative liability that needs to be fair valued each period end. The fair value increased in the period, resulting in a loss of $1.6 million.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	ASC 606 Adoption Impacts	As Restated

Cash flows from operating activities:
Net loss	$(195,434)	$(36,793)		$(20,228)	$(252,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,816	9,132	A	—	64,948
Write-off of property, plant and equipment, net	2,987	—		—	2,987
Write-off of PPA II decommissioned costs	25,613	—		—	25,613
Debt make-whole payment	5,934	—		—	5,934
Revaluation of derivative contracts	1,335	1,620	B	—	2,955
Stock-based compensation	154,955	5,278	C	—	160,233
Loss on long-term REC purchase contract	61	—		—	61
Amortization of debt issuance cost	16,295	—		—	16,295
Changes in operating assets and liabilities:
Accounts receivable	58,150	(318)	D	5,594	63,426
Inventories	(7,896)	6,121	E	—	(1,775)
Deferred cost of revenue	56,854	(59,198)	F	—	(2,344)
Customer financing receivable and other	4,142	—		—	4,142
Prepaid expenses and other current assets	7,928	176	G	(33)	8,071
Other long-term assets	3,281	(1,229)	H	(758)	1,294
Accounts payable	14,171	—		—	14,171
Accrued warranty	(3,941)	109	I	(242)	(4,074)
Accrued expense and other current liabilities	5,029	162	J	—	5,191
Deferred managed services revenue	—	—		—	—
Deferred revenue and customer deposits	(68,180)	74,765	K	15,667	22,252
Other long-term liabilities	2,083	2,477	L	—	4,560
Net cash provided by operating activities	139,183	2,302		—	141,485
Cash flows from investing activities:
Purchase of property, plant and equipment	(23,474)	(16,216)	M	—	(39,690)
Payments for acquisition of intangible assets	(1,478)	—		—	(1,478)
Proceeds from maturity of marketable securities	104,500	—		—	104,500
Net cash provided by investing activities	79,548	(16,216)		—	63,332
Cash flows from financing activities:
Repayment of debt	(93,263)	—		—	(93,263)
Repayment of debt to related parties	(1,691)	—		—	(1,691)
Debt make-whole payment	(5,934)	—		—	(5,934)
Proceeds from financing obligations	—	20,333	N	—	20,333
Repayment of financing obligations	—	(6,419)	N	—	(6,419)
Payments to noncontrolling and redeemable noncontrolling interests	(43,713)	—		—	(43,713)
Distributions to noncontrolling and redeemable noncontrolling interests	(9,363)	—		—	(9,363)
Proceeds from issuance of common stock	12,623	—		—	12,623
Net cash used in financing activities	(141,341)	13,914		—	(127,427)
Net increase in cash, cash equivalents, and restricted cash	77,390	—		—	77,390
Cash, cash equivalents, and restricted cash:
Beginning of period	280,485	—		—	280,485
End of period	$357,875	$—		$—	$357,875

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,894	$17,878	N	$—	$53,772
Cash paid during the period for taxes	715	—		—	715

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
C Stock-based compensation — The correction of these misstatements resulted from the change of accounting for stock-based compensation, including net capitalization of stock-based compensation cost into inventory of $5.9 million The correction of this misstatement also resulted in the capitalization of $0.6 million of stock-based compensation costs related to assets under the Managed Services Programs now recorded as construction in progress within property, plant and equipment, net.
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
F Deferred cost of revenue, current and non-current — The correction of these misstatements resulted from the change of accounting for Managed Services Agreements and similar arrangements, whereby leased Energy Servers of $60.6 million previously classified as deferred cost of revenue is now recorded as construction in progress within property, plant and equipment, net, and the net release of stock-based compensation expenses of $1.4 million.
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

3. Revenue Recognition
Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Deferred revenue	$150,144	$168,223
Deferred incentive revenue	6,900	7,397
Customer deposits	42,019	39,101
Deferred revenue and customer deposits	$199,063	$214,721

Deferred revenue activity during the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		As Restated		As Restated
Beginning balance	$162,186	$157,986	$168,223	$140,130
Additions	166,398	190,168	463,652	497,665
Revenue recognized	(178,440)	(198,792)	(481,731)	(488,433)
Ending balance	$150,144	$149,362	$150,144	$149,362
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The significant component of deferred revenue at the end of the period consists of performance obligations relating to the provision of maintenance services under current contracts and future renewal periods. These obligations provide customers with material rights over a period that we estimate will be largely commensurate with the period of their expected use of the associated Energy Server. As a result, we expect to recognize these amounts as revenue over a period of up to 21 years, predominantly on a cost-to-cost basis that reflects the cost of providing these services. Deferred revenue also includes performance obligations relating to product acceptance and installation. A significant amount of this deferred revenue is reflected as additions and revenue recognized in the same period and we expect to recognize all amounts within a year. The three and nine months ended September 30, 2020 included $14.2 million of previously deferred revenue that was recognized as revenue in the quarter that was not associated with acceptances or service in the quarter. This was a one-time recognition of deferred revenue related to a specific contract that changed scope.
Revenue by source
We disaggregate revenue from contracts with customers into four revenue categories: (i) product, (ii) installation, (iii) services, and (iv) electricity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		As Restated		As Restated
Revenue from contracts with customers:
Product revenue	$131,076	$163,902	$346,832	$398,909
Installation revenue	26,603	21,102	73,060	46,397
Services revenue	26,141	23,665	77,496	70,158
Electricity revenue	—	—	—	10,840
Total revenue from contract with customers	183,819	208,669	497,388	526,304
Revenue from contracts accounted for as leases:
Electricity revenue	16,485	15,638	47,472	45,330
Total revenue	$200,305	$224,307	$544,860	$571,634

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying value of cash, cash equivalents and restricted cash approximate fair value are as follows (in thousands):

	September 30, 2020	December 31, 2019
As Held:
Cash	$66,135	$100,773
Money market funds	438,234	276,615
	$504,369	$377,388
As Reported:
Cash and cash equivalents	$325,241	$202,823
Restricted cash	179,128	174,565
	$504,369	$377,388
Restricted cash consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Current:
Restricted cash	$33,240	$28,494
Restricted cash related to PPA Entities [1]	13,972	2,310
Restricted cash, current	47,212	30,804
Non-current:
Restricted cash	252	10
Restricted cash related to PPA Entities [1]	131,664	143,751
Restricted cash, non-current	131,916	143,761
	$179,128	$174,565
1 We have VIEs that represent a portion of the condensed consolidated balances recorded within the "restricted cash," and other financial statement line items in the condensed consolidated balance sheets (see Note 13, Power Purchase Agreement Programs). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of September 30, 2020, included $12.4 million and $0.5 million of current restricted cash, and $96.3 million and $20.0 million of non-current restricted cash, respectively, and these entities are not considered VIEs. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2019, included $108.7 million and $20.0 million of non-current restricted cash, respectively, and these entities are not considered VIEs.
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

	Fair Value Measured at Reporting Date Using
September 30, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$438,234	$—	$—	$438,234
	$438,234	$—	$—	$438,234
Liabilities
Accrued expenses and other current liabilities	$—	$—	$—	$—
Derivatives:
Natural gas fixed price forward contracts	—	—	3,245	3,245
Embedded EPP derivatives	—	—	3,975	3,975
Interest rate swap agreements	—	17,272	—	17,272
	$—	$17,272	$7,220	$24,492

	Fair Value Measured at Reporting Date Using
December 31, 2019	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$276,615	$—	$—	$276,615
Interest rate swap agreements	—	3	—	3
	$276,615	$3	$—	$276,618
Liabilities
Accrued expenses and other current liabilities	$996	$—	$—	$996
Derivatives:
Natural gas fixed price forward contracts	—	—	6,968	6,968
Embedded EPP derivatives	—	—	6,176	6,176
Interest rate swap agreements	—	9,241	—	9,241
	$996	$9,241	$13,144	$23,381
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our condensed consolidated balance sheets. As of September 30, 2020, we expect $1.9 million of the loss on the interest rate swaps accumulated in other comprehensive income (loss) to be reclassified into earnings in the next 12 months.
Natural Gas Fixed Price Forward Contracts - Natural gas fixed price forward contracts are valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices and therefore, as no observable inputs to support market activity are available, are classified as Level 3 liabilities.

The following table provides the number and fair value of our natural gas fixed price forward contracts (in thousands):

	September 30, 2020		December 31, 2019
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹:
Natural gas fixed price forward contracts (not under hedging relationships)	1,112	$3,245	1,991	$6,968

¹ Recorded in current liabilities and derivative liabilities in the consolidated balance sheets.
² One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the three months ended September 30, 2020 and 2019, we recorded the fair value of our natural gas fixed price forward contracts and recorded an unrealized loss of $0.7 million and an unrealized loss of $0.8 million, respectively. For the three months ended September 30, 2020 and 2019, we recorded the fair value of our natural gas fixed price forward contracts and recognized a realized gain of $1.2 million and a realized gain of $1.1 million, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statements of operations.
For the nine months ended September 30, 2020 and 2019, we recorded the fair value of our natural gas fixed price forward contracts and recognized an unrealized loss of $1.5 million in 2019, with no material unrealized gains or losses in 2020. We recorded the fair value of our natural gas fixed price forward contracts and recognized realized gains of $3.7 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statements of operations.
Embedded EPP Derivative Liability in Sales Contracts - We estimated the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model, which considers various potential electricity price curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as a Level 3 financial liability.
For the three months ended September 30, 2020 and 2019, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized gain of $1.5 million and an unrealized loss of $0.5 million, respectively, in gain (loss) on revaluation of embedded derivatives on our condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized gain of $2.2 million and an unrealized loss of $1.6 million, respectively, in gain (loss) on revaluation of embedded EPP derivatives on our condensed consolidated statements of operations.
There were no transfers between fair value measurement classifications during the three and nine months ended September 30, 2020 and 2019.
The changes in the Level 3 financial liabilities during the three months ended September 30, 2020 were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded Derivative Liability	Total
Liabilities at June 30, 2020	$5,185	$5,480	$10,665
Settlement of natural gas fixed price forward contracts	(1,214)	—	(1,214)
Changes in fair value	(726)	(1,505)	(2,231)
Liabilities at September 30, 2020	$3,245	$3,975	$7,220

The changes in the Level 3 financial liabilities during the nine months ended September 30, 2020 were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2019	$6,968	$6,176	$13,144
Settlement of natural gas fixed price forward contracts	(3,692)	—	(3,692)
Changes in fair value	(31)	(2,201)	(2,232)
Liabilities at September 30, 2020	$3,245	$3,975	$7,220
The following table presents the unobservable inputs related to our Level 3 liabilities:

	As of September 30, 2020
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Average
	(in thousands)				($ per Units)
Natural Gas	$3,245	Discounted Cash Flow	Forward basis price	MMBtu	$2.86 - $5.50	$3.85

	As of December 31, 2019
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Average
	(in thousands)				($ per Units)
Natural Gas	$6,968	Discounted Cash Flow	Forward basis price	MMBtu	$2.39 - $5.65	$3.23
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
To estimate the liabilities related to the EPP contracts an option pricing method was implemented through a Monte Carlo simulation. The unobservable inputs were simulated based on the available values for avoided cost and cost of electricity as calculated for September 30, 2020 and December 31, 2019, using an expected growth rate of 7% over the contracts' life and volatility of 20%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2020. Avoided cost is the transmission and distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average of the amount of charge for each rate shall be weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the above derivatives if they were adjusted. Generally, an increase in natural gas prices and a decrease in electric grid prices would each result in an increase in the estimated fair value of our derivative liabilities.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - The fair value for customer financing receivables is based on a discounted cash flow model, whereas the fair value approximates the present value of the receivables (Level 3). The senior secured notes, term loans and convertible promissory notes are based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	September 30, 2020		December 31, 2019
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$52,066	$43,623	$55,855	$44,002
Debt instruments
Recourse:
LIBOR + 4% term loan due November 2020	278	287	1,536	1,590
5% convertible promissory Constellation note due December 2021	—	—	36,482	32,070
10% convertible promissory notes due December 2021[1]	99,379	234,816	273,410	302,047
10% notes due July 2024	76,743	71,385	89,962	97,512
10.25% senior secured notes due March 2027	68,526	59,747	—	—
2.5% green convertible senior notes due August 2025	98,212	293,135	—	—
Non-recourse:
7.5% term loan due September 2028	32,717	36,665	34,969	41,108
6.07% senior secured notes due March 2030	77,846	89,079	80,016	87,618
LIBOR + 2.5% term loan due December 2021	117,145	117,457	120,437	120,510
1The fair value on the 10% convertible notes increased due to the increase in the fair value of the conversion feature.
Long-Lived Assets - Our long-lived assets include property, plant and equipment and Energy Servers capitalized in connection with our Managed Services Financing Program, Purchase Power Agreement Programs and other similar arrangements. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Raw materials	$77,936	$67,829
Work-in-progress	28,127	21,207
Finished goods	25,848	20,570
	$131,911	$109,606
We held Energy Server product inventory at customer locations pending installation and acceptance of $20.0 million and $14.6 million as of September 30, 2020 and December 31, 2019, respectively. As this Energy Server inventory was shipped to customer locations as a result of a signed sales contract, but where title has not transferred until acceptance occurs, these balances are recognized as deferred cost of revenues on the consolidated balance sheets. We recognized inventory provisions of $0.3 million and $0.9 million during the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $2.6 million during the nine months ended September 30, 2020 and 2019, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Government incentives receivable	$762	$893
Prepaid maintenance	3,780	3,763
Receivables from employees	5,413	6,130
Other prepaid expenses and other current assets	20,285	17,282
	$30,240	$28,068
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Energy Servers	$657,418	$650,600
Computers, software and hardware	21,278	20,275
Machinery and equipment	105,652	101,650
Furniture and fixtures	8,334	8,339
Leasehold improvements	37,497	35,694
Building	46,686	40,512
Construction in progress	22,935	12,611
	899,800	869,681
Less: Accumulated depreciation	(297,871)	(262,622)
	$601,929	$607,059
Construction in progress increased $10.3 million from December 31, 2019, primarily due to an increase of $14.1 million of Energy Servers under our Managed Services sale-leaseback program pending acceptance, partially offset by $3.8 million primarily due to the completion of our Delaware plant expansion.
Property, plant and equipment, net, under operating leases by the PPA Entities was $368.0 million and $371.4 million as of September 30, 2020 and December 31, 2019, respectively. The accumulated depreciation for these assets was $110.1 million and $95.5 million as of September 30, 2020 and December 31, 2019, respectively.
Our depreciation expense includes expense related to property, plant and equipment, plus depreciation expense related to assets held under operating leases held by us and our PPA entities. Depreciation expense related to assets under operating leases was $9.3 million and $9.5 million for the three months ended September 30, 2020 and 2019, respectively, and $28.0 million and $28.3 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense related to property, plant and equipment, net, was $3.7 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $10.9 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, we recorded decommissioning charges related to the PPA II transaction of $14.6 million and $25.6 million in cost of product revenue in the three and nine months ended September 30, 2019, respectively.

Customer Financing Receivable
The components of investment in sales-type financing leases consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Total minimum lease payments to be received	$71,020	$76,886
Less: Amounts representing estimated executory costs	(18,164)	(19,931)
Net present value of minimum lease payments to be received	52,856	56,955
Estimated residual value of leased assets	890	890
Less: Unearned income	(1,680)	(1,990)
Net investment in sales-type financing leases	52,066	55,855
Less: Current portion	(5,341)	(5,108)
Non-current portion of investment in sales-type financing leases	$46,725	$50,747
The future scheduled customer payments from sales-type financing leases were as follows as of September 30, 2020 (in thousands):

	Remainder of 2020	2021	2022	2023	2024	Thereafter

Future minimum lease payments, less interest	$1,319	$5,428	$5,784	$6,155	$6,567	$25,923
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Prepaid and other long-term assets	$30,173	$29,153
Deferred commissions	6,524	5,007
Equity-method investments	2,040	5,733
Long-term deposits	1,895	1,759
	$40,632	$41,652
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Product warranty	$2,951	$2,345
Product performance	6,749	7,535
Maintenance services contracts	107	453
	$9,807	$10,333

Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2019	$9,881
Accrued warranty, net	6,049
Warranty expenditures during period	(6,230)
Balances at September 30, 2020	$9,700
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Compensation and benefits	$18,908	$17,173
Current portion of derivative liabilities	4,949	4,834
Sales related liabilities	521	416
Accrued installation	13,212	10,348
Sales tax liabilities	1,880	3,849
Interest payable	2,841	3,875
Accrued payables	25,035	18,650
Other	10,536	11,139
	$77,882	$70,284
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Delaware grant	$9,212	$10,469
Other	17,406	17,544
	$26,618	$28,013
In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full- time workers at the facility over a certain period of time. We have received $12.0 million of the grant, which is contingent upon us meeting certain milestones related to the construction of the manufacturing facility and the employment of full-time workers at the facility through September 30, 2023. We paid $1.5 million in 2017 for recapture provisions, and no additional amounts have been paid. As of September 30, 2020, we have recorded $1.3 million in current liabilities and $9.2 million in other long-term liabilities for potential repayments. See Note 14, Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of September 30, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$286	$278	$—	$278	$—	LIBOR plus margin	November 2020	Company	Yes
10% convertible promissory notes due December 2021	96,209	99,379	—	99,379	—	10.0%	December 2021	Company	Yes
10% notes due July 2024	79,000	16,000	60,743	76,743	—	10.0%	July 2024	Company	Yes
10.25% senior secured notes due March 2027	70,000	—	68,526	68,526	—	10.25%	March 2027	Company	Yes
2.5% green convertible senior notes due August 2025	230,000	—	98,212	98,212		2.5%	August 2025	Company	Yes
Total recourse debt	475,495	115,657	227,481	343,138	—
7.5% term loan due September 2028	35,087	2,696	29,522	32,218	—	7.5%	September 2028	PPA IIIa	No
6.07% senior secured notes due March 2030	78,710	3,695	74,151	77,846	—	6.1%	March 2030	PPA IV	No
LIBOR + 2.5% term loan due December 2021	117,947	7,609	109,536	117,145	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	968	2.25%	December 2021	PPA V	No
Total non-recourse debt	231,744	14,000	213,209	227,209	968
Total debt	$707,239	$129,657	$440,690	$570,347	$968

The following is a summary of our debt as of December 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$1,571	$1,536	$—	$1,536	$—	LIBOR plus margin	November 2020	Company	Yes
5% convertible promissory note due December 2020	33,104	36,482	—	36,482	—	5.0%	December 2020	Company	Yes
6% convertible promissory notes due December 2020	289,299	273,410	—	273,410	—	6.0%	December 2020	Company	Yes
10% notes due July 2024	93,000	14,000	75,962	89,962	—	10.0%	July 2024	Company	Yes
Total recourse debt	416,974	325,428	75,962	401,390	—
7.5% term loan due September 2028	38,337	3,882	31,087	34,969	—	7.5%	September 2028	PPA IIIa	No
6.07% senior secured notes due March 2030	80,988	3,151	76,865	80,016	—	6.1%	March 2030	PPA IV	No
LIBOR + 2.5% term loan due December 2021	121,784	5,122	115,315	120,437	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	1,220	2.25%	December 2021	PPA V	No
Total non-recourse debt	241,109	12,155	223,267	235,422	1,220
Total debt	$658,083	$337,583	$299,229	$636,812	$1,220
Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We were in compliance with all financial covenants as of September 30, 2020 and December 31, 2019.
Recourse Debt Facilities
LIBOR + 4% Term Loan due November 2020 - The weighted average interest rate as of September 30, 2020 and December 31, 2019 was 4.2% and 6.3%, respectively. As of September 30, 2020 and December 31, 2019, the unpaid principal balance of debt outstanding was $0.3 million and $1.6 million, respectively, and we are in compliance with all covenants, respectively.

10% Constellation Convertible Promissory Note due 2021 - On March 31, 2020, we entered the Constellation Note Modification Agreement, which amended the terms of the 5% Constellation Note to extend the maturity date to December 31, 2021 and increased the interest rate from 5% to 10% ("10% Constellation Note"). We further amended the 10% Constellation Note by reducing the strike price on the conversion feature from $38.64 per share to $8.00 per share.
When we evaluated the Constellation Note Modification Agreement in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors ("ASC 470-60") and ASC 470-50, Debt - Modifications and Extinguishments ("ASC 470-50"), we concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, the 10% Constellation Note, which consisted of $33.1 million in principal and $3.8 million in accrued and unpaid interest, was extinguished and the 10% Constellation Note was recognized at their fair market value, which equaled $40.7 million. The difference between the fair market value of the 10% Constellation Note and the carrying value of the 5% Constellation Note of $3.8 million was recognized as a loss on extinguishment of debt in the condensed consolidated statement of operations.
On June 18, 2020, Constellation exchanged their entire 10% Constellation Note at the conversion price of $8.00 per share into 4.7 million shares of Class A common stock. At the time of this exchange the unamortized premium of $3.4 million was recognized as an adjustment to additional paid-in capital.
10% Convertible Promissory Notes due December 2021 - On March 31, 2020, we entered into an Amendment Support Agreement with the noteholders of our outstanding 6% Convertible Notes pursuant to which such Noteholders agreed to extend the maturity date of the outstanding 6% Convertible Notes to December 1, 2021 and increase the interest rate from 6% to 10%. Additionally, the debt is convertible at the option of the Noteholders into common stock at any time through the maturity date and we further amended the 10% Convertible Notes by reducing the strike price on the conversion feature from $11.25 to $8.00 per share. In conjunction with entering into the Amendment Support Agreement, on March 31, 2020, we also entered into the 10% Convertible Note Purchase Agreement and issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes to Foris Ventures, LLC, a new noteholder, and New Enterprise Associates 10, Limited Partnership, an existing noteholder. The 10% Convertible Notes and the $30.0 million new 10% Convertible Notes were all reflected in the Restated Indenture. The Amendment Support Agreement required that we repay at least $70.0 million of the 10% Convertible Notes on or before September 1, 2020. In return, collateral was released to support the collateral required under the 10.25% Senior Secured Notes, and 50% of the proceeds from the consummation of certain transactions, including equity offerings or additional indebtedness, will be applied to redeem the 10% Convertible Notes at a redemption price equal to 100% of the principal amount of the 10% Convertible Notes, plus accrued and unpaid interest, the aggregate sum of all remaining scheduled interest payments, discounted by a rate equal to the treasury rate plus fifty basis points, multiplied by a certain percentage (“Applicable Percentage”) that ranges from 0% to 100%, which is determined based on the time of redemption. If the redemption were to occur on or before October 21, 2020, the Applicable Percentage would be 0% and therefore, no redemption penalty would be incurred. If the redemption were to happen after October 21, 2020, the Applicable Percentage would be between 25% and 100%, determined based on the time of redemption. On May 1, 2020, we repaid $70.0 million of the 10% Convertible Notes and accrued and unpaid interest and recognized an adjustment to the unamortized debt premium of $4.3 million.
We evaluated the Amendment Support Agreement in accordance with ASC 470-60 and ASC 470-50 and concluded that the amendment did not constitute a troubled debt restructuring and, furthermore, the amendment qualified as a substantial modification as a result of the increase in the fair value of the conversion feature due to the reduced strike price. As a result, on March 31, 2020, we recognized a $10.3 million loss on extinguishment of debt in the condensed consolidated statement of operations, which was calculated as the difference between the reacquisition price of the 6% Convertible Notes and the carrying value of the 6% Convertible Notes. The total carrying value of the 6% Convertible Notes equaled $279.0 million, which consisted of $289.3 million in principal and $1.4 million in accrued and unpaid interest, reduced by $10.7 million in unamortized discount and $1.0 million in unamortized debt issuance costs. The total reacquisition price of the 6% Convertible Notes equaled $289.3 million, which consisted of the $340.7 million fair value of the 10% Convertible Notes, $1.4 million in accrued and unpaid interest, and $1.2 million of fees paid to noteholders as part of the amendment, reduced by $24.0 million, the fair value at March 31, 2020 of the embedded derivative relating to the equity classified conversion feature was reclassified from additional paid-in capital at the time of the debt extinguishment, $20.0 million cash received from the additional 10% Convertible Notes that were issued to New Enterprise Associates 10, Limited Partnership, and the $10.0 million issuance to Foris Ventures, LLC.
The new net carrying amount of the 10% Convertible Notes of $99.4 million, which consists of the $96.2 million principal of the 10% Convertible Notes, $3.2 million net of premium paid for the 10% Convertible Notes and debt issuance costs was classified as current as of September 30, 2020. Furthermore, the $14.1 million deemed premium net of debt issuance costs is being amortized over the term of the 10% Convertible Notes using the effective interest method. The $96.2 million principal balance of 10% Convertible Notes due to the Canada Pension Plan Investment Board ("CPPIB") will be converted to 12.0 million shares of common stock in October 2020, and the unamortized premium of $3.2 million will be an adjustment to additional paid in capital.
10% Senior Secured Notes due July 2024 - The outstanding unpaid principal balance of the 10% Senior Secured Notes due July 2024 (the "10% Notes") of $16.0 million and $14.0 million were classified as current as of September 30, 2020 and December 31, 2019, respectively, and the net carrying amount of the 10% Notes of $60.7 million and $76.0 million were classified as non-current as of September 30, 2020 and December 31, 2019, respectively. The accrued unpaid interest balance on the 10% Notes was $1.3 million and $3.9 million as on September 30, 2020 and December 31, 2019, respectively.
10.25% Senior Secured Notes due March 2027 - On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes in the Senior Secured Notes Private Placement. The 10.25% Senior Secured Notes are governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantors party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes are secured by certain of our operations and maintenance agreements that previously were part of the security for the 6% Convertible Notes. We used the proceeds of this issuance to repay $70.0 million of our 10% Convertible Notes on May 1, 2020. The 10.25% Senior Secured Notes are supported by a $150.0 million indenture between us and U.S. Bank National Association, which contains an accordion feature for an additional $80.0 million of notes that can be issued within the next 18 months.
Interest on the 10.25% Senior Secured Notes is payable on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The outstanding unpaid principal of the 10.25% Senior Secured Notes of $70.0 million was classified as non-current as of September 30, 2020.
2.5% Green Convertible Senior Notes due August 2025 - In August 2020, we issued $230.0 million aggregate principal amount of our Green Notes unless earlier repurchased, redeemed or converted. The Green Notes were issued pursuant to, and are governed by, the Green Note Indenture. The principal amount of the Green Notes are $230.0 million, less initial purchaser's discount of $6.9 million and less other issuance costs of $3.0 million resulting in net proceeds of $220.1 million.
The Green Notes are senior, unsecured obligations accruing interest at a rate of 2.5% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021. Before the close of business on the business day immediately before May 15, 2025, noteholders will have the right to convert their Green Notes only upon the occurrence of certain events. From and after May 15, 2025, noteholders may convert their Green Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
At our option, we may settle conversions by paying or delivering, as applicable, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.
The initial conversion rate is 61.6808 shares of Class A common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $16.21 per share of Class A common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Green Note Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
In the accounting for the issuance of the Green Notes, we separated the $230.0 million aggregate principal amount into liability and equity components in accordance with ASC 470 – 20, Debt with Conversion and Other Options. The carrying amount of the liability components for the Green Notes of approximately $96.1 million was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature and was classified as non-current debt on the condensed consolidated balance sheet. The carrying amount of the equity components for the Green Notes of approximately $133.9 million, representing the conversion option, was determined by deducting the carrying amount of the liability components from the principal amount of the notes. This difference between the principal amount of the notes and the liability components represents the debt discount, presented as a reduction to the notes on our condensed consolidated balance sheets, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity components of the notes are included in additional paid-in capital on our condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred issuance costs related to the Green Notes of approximately $9.9 million, consisting of the initial purchaser's discount of $6.9 million and other issuance costs of approximately $3.0 million. In accounting for the issuance costs, we allocated the total amount incurred to the liability and equity components using the same proportions determined above for the notes. Transaction costs attributable to the liability components for the Green Notes of approximately $4.3 million were recorded as debt issuance costs, presented as a reduction to the notes on our condensed consolidated balance sheets, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity components for the Green Notes were approximately $5.6 million and were recorded as a reduction to the equity component included in additional paid-in capital.

As of September 30, 2020, the remaining lives of the Green Notes are approximately 4.9 years, and are classified as long-term debt. The effective interest rate of the liability components for the Green Notes is 21.2% and is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. Total interest expense recognized related to the Green Notes for the three and nine months ended September 30, 2020 was $2.9 million, comprised of contractual interest expense of $0.7 million, amortization of debt discount of $2.1 million and amortization of issuance costs of $0.1 million.
Non-recourse Debt Facilities
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.8 million as of September 30, 2020 and December 31, 2019, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
6.07% Senior Secured Notes due March 2025 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly, which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.4 million as of September 30, 2020 and $8.0 million as of December 31, 2019, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - The outstanding debt balance of the LIBOR + 2.5% Term Loan of $7.6 million and $5.1 million were classified as current and $109.5 million and $115.3 million were classified as non-current as of September 30, 2020 and December 31, 2019, respectively.
In accordance with the credit agreement, PPA V was issued a floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the Lenders’ commitments to the loan and the commitments to a letter of credit ("LC") facility, the PPA V also pays commitment fees at 0.50% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015, PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan.
Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of September 30, 2020 and December 31, 2019 was $5.2 million and $5.0 million, respectively. The unused capacity as of September 30, 2020 and December 31, 2019 was $1.0 million and $1.2 million, respectively.
Related Party Debt
Portions of the above described recourse and non-recourse debt were held by various related parties. See Note 16, Related Party Transactions for a full description.

Repayment Schedule and Interest Expense
The following table presents detail of our outstanding loan principal repayment schedule as of September 30, 2020 (in thousands):

Remainder of 2020	$100,063
2021	138,590
2022	34,393
2023	42,166
2024	49,886
Thereafter	342,141
$707,239
Total interest expense of $20.3 million and $22.9 million for the three months ended September 30, 2020 and 2019, respectively, was recorded in interest expense on the condensed consolidated statements of operations. Interest expense of $57.5 million and $70.7 million for the nine months ended September 30, 2020 and 2019, respectively, was recorded in interest expense and interest expense to related parties on the condensed consolidated statements of operations.
8. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of September 30, 2020 and December 31, 2019 on our condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets
Prepaid expenses and other current assets	$—	$3
	$—	$3

Liabilities
Accrued expenses and other current liabilities	$2,075	$782
Derivative liabilities	15,197	8,459
	$17,272	$9,241
PPA V - In July 2015, PPA V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. We evaluate and calculate the effectiveness of the hedge at each reporting date. The effective change was recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. The notional amounts of the swaps were $182.4 million and $184.2 million as of September 30, 2020 and December 31, 2019, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We realized immaterial gains attributable to the change in valuation during the three months ended September 30, 2020 and 2019, respectively, and were included in other income (expense), net, in the condensed consolidated statements of operations. We realized a gain of $0.1 million and an immaterial gain attributable to the change in valuation during the nine months ended September 30, 2020 and 2019, respectively, and they were included in other income (expense), net, in the condensed consolidated statements of operations.

The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings were as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$17,881	$9,146	$9,238	$3,548
(Gain) loss recognized in other comprehensive income/loss	(72)	2,472	9,212	8,062
Amounts reclassified from other comprehensive loss to earnings	(501)	(28)	(1,068)	75
Net (gain) loss recognized in other comprehensive income/loss	(573)	2,444	8,144	8,137
Gain recognized in earnings	(36)	(48)	(110)	(143)
Ending balance	$17,272	$11,542	$17,272	$11,542

For the three months ended September 30, 2020 and 2019, we recorded the fair value of our natural gas fixed price forward contract and recognized an unrealized gain of $0.7 million and an unrealized loss of $0.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded the fair value of our natural gas fixed price forward contract and recognized an immaterial unrealized gain and an unrealized loss of $1.5 million, respectively.
For the three months ended September 30, 2020 and 2019, we recognized a realized gain of $1.2 million and a realized gain of $1.1 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue on the condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, we recognized a realized gain of $3.7 million and a realized gain of $2.7 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue on the condensed consolidated statements of operations.
Embedded EPP Derivatives in Sales Contracts
Embedded EPP Derivatives in Sales Contracts - We estimated the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model, which considers various potential electricity price forward curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives. We recognized an unrealized gain of $1.5 million and an unrealized loss of $0.5 million attributable to the change in fair value for the three months ended September 30, 2020 and 2019, respectively. We recognized an unrealized gain of $2.2 million and an unrealized loss of $1.6 million attributable to the change in fair value for the nine months ended September 30, 2020 and 2019, respectively. These gains and losses were included within loss on revaluation of embedded derivatives in the condensed consolidated statements of operations. The fair value of these derivatives was $4.0 million and $6.2 million as of September 30, 2020 and December 31, 2019, respectively.

9. Stockholders' Equity
Our capitalization as of September 30, 2020 and December 31, 2019 is described as follows:

	Authorized	September 30, 2020	December 31, 2019
Shares issued and outstanding:
Total common stock - Class A1	600,000,000	125,729,561	84,549,511
Total common stock - Class B1	600,000,000	28,067,011	36,486,778
Total preferred stock	10,000,000	—	—
		153,796,572	121,036,289
Rights to acquire stock
Stock Plans' options and awards outstanding:
2002 stock plan		1,595,345	1,856,154
2012 equity incentive plan		10,545,571	16,638,850
2018 equity incentive plan		12,057,826	9,454,578
		24,198,742	27,949,582
Warrants outstanding:
Common stock warrants [2]		494,121	494,121
		24,692,863	28,443,703
Total diluted shares		178,489,435	149,479,992
Total options/RSUs available for grant - 2018 EIP plan		19,987,416	17,233,144
Total shares available for grant - 2018 ESPP		2,587,874	3,030,407
		201,064,725	169,743,543
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
2 As of September 30, 2020 and December 31, 2019, we had Class B common stock warrants outstanding to purchase 481,181 and 12,940 shares of Class B common stock at exercise prices of $27.78 and $38.64, respectively.
10. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us.
2002 Stock Plan
As of September 30, 2020, options to purchase 1,595,345 shares of Class B common stock were outstanding with a weighted average exercise price of $25.52 per share. The 2002 Stock Plan has been canceled; however, it continues to govern outstanding grants under the 2002 Stock Plan.
2012 Equity Incentive Plan
As of September 30, 2020, stock options to purchase 9,191,693 shares of Class B common stock were outstanding with a weighted average exercise price of $27.28 per share and no shares were available for future grant. As of September 30, 2020, we had outstanding restricted stock units ("RSUs") that may be settled for 1,353,878 shares of Class B common stock under the plan. The 2012 Equity Incentive Plan has been canceled; however, it continues to govern outstanding grants under the 2012 Equity Incentive Plan.

2018 Equity Incentive Plan
As of September 30, 2020, stock options to purchase 5,817,989 shares of Class A common stock were outstanding with a weighted average exercise price of $9.16 per share and 6,239,837 shares of outstanding RSUs that may be settled for Class A common stock which were granted pursuant to the 2018 Equity Incentive Plan (the "2018 EIP").
Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of option valuation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Risk-free interest rate	—%	1.9%- 2.0%	0.6%	1.9% - 2.6%
Expected term (years)	—	6.4 - 6.7	6.6	6.4 - 6.7
Expected dividend yield	—	—	—	—
Expected volatility	—%	45.7%	71.0%	45.7% - 50.2%

The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		As Restated		As Restated

Cost of revenue	$3,568	$7,985	$13,811	$36,835
Research and development	4,103	6,589	14,913	33,037
Sales and marketing	2,234	5,823	8,358	26,270
General and administrative	5,830	20,650	20,303	64,091
	$15,735	$41,047	$57,385	$160,233
Stock-based Compensation - During the three months ended September 30, 2020 and 2019, we recognized $0.7 million and $5.7 million, respectively, of stock-based compensation expense previously capitalized in inventory and property, plant and equipment. During the nine months ended September 30, 2020 and 2019, we recognized $3.8 million and $22.7 million, respectively, of stock-based compensation expense previously capitalized in inventory and property, plant and equipment.

Stock Option and RSU Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
December 31, 2019	17,837,316	$20.76	6.94	$14,964
Granted	200,000	7.30
Exercised	(443,929)	9.56
Cancelled	(988,360)	23.01
Balances at September 30, 2020	16,605,027	20.76	6.24	66,358
Vested and expected to vest at Current period end	16,188,459	21.08	6.18	62,085
Exercisable at Current period end	10,047,183	27.82	4.71	5,338
Stock Options - During the three months ended September 30, 2020 and 2019, we recognized $4.4 million and $8.5 million of stock-based compensation costs for stock options, respectively. During the nine months ended September 30, 2020 and 2019, we recognized $14.9 million and $26.7 million of stock-based compensation costs for stock options, respectively.
We granted zero and 200,000 options of Class A common stock during the three and nine months ended September 30, 2020 and the weighted average grant-date fair value of those options was $7.30 per share.
As of September 30, 2020 and 2019, we had unrecognized compensation costs related to unvested stock options of $25.1 million and $48.0 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 2.1 years and 2.6 years, respectively. We had no excess tax benefits in the quarters ended September 30, 2020 and 2019. Cash received from stock options exercised totaled $4.2 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.
A summary of our RSUs activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2019	10,112,266	$17.29
Granted	4,421,528	11.73
Vested	(6,524,088)	17.59
Forfeited	(415,991)	15.05
Balances at September 30, 2020	7,593,715	13.92
Restricted Stock Units - The estimated fair value of RSU awards is based on the fair value of our Class A common stock on the date of grant. For the three months ended September 30, 2020 and September 30, 2019, we recognized $9.6 million and $27.8 million of stock-based compensation costs for RSUs, respectively. For the nine months ended September 30, 2020 and September 30, 2019, we recognized $33.3 million and $118.5 million of stock-based compensation costs for RSUs, respectively.
As of September 30, 2020, we had $62.0 million of unrecognized stock-based compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average period of 2.2 years. As of September 30, 2019, we had $76.9 million of unrecognized stock-based compensation cost related to unvested RSUs. This expense was expected to be recognized over a weighted average period of 1.1 years.

The following table presents the stock activity and the total number of RSUs available for grant under our stock plans as of September 30, 2020:

Plan Shares Available for Grant

Balances at December 31, 2019	17,233,144
Added to plan	6,928,556
Granted	(4,621,528)
Cancelled	1,396,524
Expired	(949,280)
Balances at September 30, 2020	19,987,416
2018 Employee Stock Purchase Plan
During the three months ended September 30, 2020 and 2019, we recognized $0.5 million and $3.2 million of stock-based compensation costs under our 2018 Employee Stock Purchase Plan (the "2018 ESPP"), respectively. During the nine months ended September 30, 2020 and 2019, we recognized $5.2 million and $8.4 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 1,937,825 shares in the nine months ended September 30, 2020. During the first nine months of 2020, we added an additional 1,494,819 shares and there were 2,587,401 shares available for issuance as of September 30, 2020.
As of September 30, 2020, we had $2.6 million of unrecognized stock-based compensation costs. This cost is expected to be recognized over a weighted average period of 0.5 years.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the ESPP share valuation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Risk-free interest rate	0.12% - 0.14%	1.90% - 2.00%	0.12% - 1.51%	1.9% - 2.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.6 - 2.1
Expected dividend yield	—	—	—	—
Expected volatility	98.9% - 119.2%	45.7%	61.0% - 119.2%	47.0% - 50.2%
2019 and 2020 Executive Awards
In November 2019, the Board approved stock options ("2019 Executive Awards") to certain executive staff. The 2019 Executive Awards were granted pursuant to the 2018 EIP and consist of three vesting tranches with a vesting schedule based on the attainment of market conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2019 Executive Awards are recognized over the service period, even though no tranches of the 2019 Performance Awards vest unless a market condition is achieved. The grant date fair value of the options is determined using a Monte Carlo simulation.
In June 2020, the Board approved stock awards ("2020 Executive Awards") to certain executive staff. The 2020 Executive Awards were granted pursuant to the 2018 EIP and consist of three vesting tranches with an annual vesting schedule based on the attainment of performance conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2020 Executive Awards is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.

11. Income Taxes
For the three months ended September 30, 2020 and 2019, we recorded provisions for income taxes of an immaterial amount and $0.1 million on pre-tax losses of $17.9 million and $56.6 million for effective tax rates of 0.0% and (0.2)%, respectively. For the nine months ended September 30, 2020 and 2019, we recorded provisions for income taxes of $0.3 million and $0.6 million on pre-tax losses of $147.2 million and $251.9 million for effective tax rates of (0.2)%, and (0.2)%, respectively.
The effective tax rate for the three and nine months ended September 30, 2020 and 2019 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of our net loss per share attributable to common stockholders, basic and diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		As Restated		Restated
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(11,954)	$(51,750)	$(130,415)	$(238,581)
Denominator:
Weighted average shares of common stock, basic and diluted	138,964	116,330	129,571	113,948
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.44)	$(1.01)	$(2.09)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share attributable to common stockholders, diluted, for the periods presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Convertible notes	$32,957	$27,264	$31,765	$27,264
Stock options and awards	6,321	4,571	5,518	4,990
	$39,278	$31,835	$37,283	$32,254

13. Power Purchase Agreement Programs
Overview
In mid-2010, we began offering our Energy Servers through our Bloom Electrons program, which we denote as our PPA Program, financed via investment entities (each, an "Investment Company") with our tax equity investors ("Equity Investors"). For additional information, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
PPA Entities' Activities Summary
The table below shows the details of the three Investment Company VIEs that were active during the nine months ended September 30, 2020 and their cumulative activities from inception to the periods indicated (dollars in thousands):

	PPA IIIa	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	10	21	40
Installed size (in megawatts)	10	19	37
Term of power purchase agreements (in years)	15	15	15
First system installed	Feb-13	Sep-14	Jun-15
Last system installed	Jun-14	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	90%	99%
Cash allocation to Equity Investor	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%	No flip	No flip
Equity Investor [1]	US Bank	Exelon Corporation	Exelon Corporation
Put option date [2]	1st anniversary of flip point	N/A	N/A
Company cash contributions	$32,223	$11,669	$27,932
Company non-cash contributions [3]	$8,655	$—	$—
Equity Investor cash contributions	$36,967	$84,782	$227,344
Debt financing	$44,968	$99,000	$131,237
Activity as of September 30, 2020:
Distributions to Equity Investor	$4,837	$8,582	$74,397
Debt repayment—principal	$9,882	$20,290	$13,289
Activity as of December 31, 2019:
Distributions to Equity Investor	$4,803	$6,692	$70,591
Debt repayment—principal	$6,631	$18,012	$9,453

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

The noncontrolling interests in PPA IIIa are redeemable as a result of the put option held by the Equity Investors as of September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, the carrying value of redeemable noncontrolling interests of $0.2 million and $0.4 million, respectively, exceeded the maximum redemption value.

PPA Entities’ Aggregate Assets and Liabilities
Generally, the assets of an Operating Company owned by an Investment Company can be used to settle only the Operating Company obligations, and the Operating Company creditors do not have recourse to us. Following are the aggregate carrying values of our VIEs' assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, including each of the PPA Entities in the PPA IIIa transaction, the PPA IV transaction, and the PPA V transaction (in thousands):

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$1,221	$1,894
Restricted cash	1,095	2,244
Accounts receivable	4,158	4,194
Customer financing receivable	5,341	5,108
Prepaid expenses and other current assets	3,942	3,587
Total current assets	15,757	17,027
Property and equipment, net	257,907	275,481
Customer financing receivable, non-current	46,725	50,747
Restricted cash	15,327	15,045
Other long-term assets	248	607
Total assets	$335,964	$358,907
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$2,311	$1,391
Deferred revenue and customer deposits	662	662
Current portion of debt	13,999	12,155
Total current liabilities	16,972	14,208
Derivative liabilities	15,197	8,459
Deferred revenue	6,239	6,735
Long-term portion of debt	213,209	223,267
Other long-term liabilities	2,862	2,355
Total liabilities	$254,479	$255,024
As of January 1, 2020, the flip date, we are the majority owner shareholder in PPA IIIa receiving 95% of all cash distributions and profits and losses. In addition, we consolidated each PPA Entity as VIEs in the PPA IV transaction and PPA V transaction, as we remain the minority shareholder in each of these transactions but have determined that we are the beneficial owner of these VIEs. These PPA Entities contain debt that is non-recourse to us and own Energy Server assets for which we do not have title. Although we will continue to offer customers the ability to purchase electricity without the purchase of our Energy Servers, we do not intend to be a minority investor in any new PPA Entities.

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The table provides Bloom Energy's stand-alone assets and liabilities, those of the PPA Entities combined, and our consolidated balances as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Bloom Energy	PPA Entities	Consolidated	Bloom Energy	PPA Entities	Consolidated

Assets
Current assets	$634,296	$15,757	$650,053	$455,680	$17,027	$472,707
Long-term assets	504,099	320,207	824,306	508,004	341,880	849,884
Total assets	$1,138,395	$335,964	$1,474,359	$963,684	$358,907	$1,322,591
Liabilities
Current liabilities	$256,886	$2,973	$259,859	$234,328	$2,053	$236,381
Current portion of debt	115,658	13,999	129,657	325,428	12,155	337,583
Long-term liabilities	577,175	24,298	601,473	599,709	17,549	617,258
Long-term portion of debt	227,481	213,209	440,690	75,962	223,267	299,229
Total liabilities	$1,177,200	$254,479	$1,431,679	$1,235,427	$255,024	$1,490,451

14. Commitments and Contingencies
Commitments
Facilities Leases
We lease most of our facilities, office buildings and equipment under operating leases that expire at various dates through December 2028. Our headquarters is used for administration, research and development and sales and marketing.
Additionally, we lease various manufacturing facilities in Sunnyvale, Fremont and Mountain View, California. Our current lease for our Sunnyvale manufacturing facilities, was entered into in April 2005, and expires in December 2021. Our current lease for our manufacturing facilities at Mountain View, was entered into in December 2011, and expired in December 2019, but was extended on a month to month arrangement. In June 2020, we signed a lease in Fremont to replace the manufacturing facility in Mountain View that will expire in 2027. The existing leased plants together comprise approximately 370,601 square feet of space. We lease additional office space as field offices in the United States and around the world including in India, the Republic of Korea, China and Taiwan.
During the three months ended September 30, 2020 and 2019, rent expense for all occupied facilities was $2.8 million and $1.9 million, respectively. During the nine months ended September 30, 2020 and 2019, rent expense for all occupied facilities was $6.8 million and $5.7 million, respectively.
Equipment Leases
We are a party to master lease agreements that provide for the sale of our Energy Servers to third parties and the simultaneous leaseback of the systems which we then sublease to customers. The lease agreements expire on various dates through 2025 and there was no recorded rent expense for the three and nine months ended September 30, 2020 and 2019.
At September 30, 2020, future minimum lease payments under operating leases and financing obligations were as follows (in thousands):

	Operating Leases Obligations	Financing Obligations	Sublease Payments[1]
Remainder of 2020	$2,292	$9,843	$(9,843)
2021	9,848	39,898	(39,898)
2022	6,076	40,878	(40,878)
2023	6,195	41,806	(41,806)
2024	6,380	39,693	(39,693)
Thereafter	23,931	122,376	(122,376)
Total lease payments	$54,722	294,494	$(294,494)
Less: imputed interest		(172,699)
Total lease obligations		121,795
Less: current obligations		(12,342)
Long-term lease obligations		$109,453
1 Sublease Payments primarily represents the fees received by the bank from our end customer for the electricity generated by our Energy Servers leased under our Managed Services and other similar arrangements, which also pay down our financing obligation to the bank.
Managed Services Financing Obligations - Our Managed Services arrangements are classified as capital leases and are recognized as financing transactions, while the sublease arrangements with the end customer are classified as operating leases. Payments received from the financier are recognized as financing obligations. These obligations are included in each agreements' contract value and are recognized as short-term or long-term liabilities based on the estimated payment dates. The long-term financing obligations were $451.8 million and $446.2 million as of September 30, 2020 and December 31, 2019, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point. We recognize revenue for the electricity generated by allocating the total proceeds of the sublease payments based on the relative standalone selling prices to electricity revenue and to service revenue.
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of September 30, 2020 and December 31, 2019, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Power Purchase Agreement Program - Under the terms of the PPA I transaction, customers agree to purchase power from our Energy Servers at negotiated rates, generally for periods of up to 15 years. We are responsible for all operating costs necessary to maintain, monitor and repair the Energy Servers, including the fuel necessary to operate the systems under certain PPAs. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures. For additional information on the Bloom Electrons program, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 13, Power Purchase Agreement Programs.
We guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the condensed consolidated statements of operations. We paid $5.7 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Letters of Credit - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of our Energy Servers. The lenders have commitments to a LC facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the debt service reserve account. The amount reserved under the LC as of September 30, 2020, was $5.2 million.
In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify SPDS for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit for this purpose. As of September 30, 2020, the balance of this cash-collateralized LC was $108.7 million, of which $12.4 million and $96.3 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb upgrade of Energy Servers, we have restricted cash of $20.0 million, which has been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full-time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of September 30, 2020, we had 396 full time workers in Delaware and paid $144.5 million in cumulative compensation. As of December 31, 2019, we had 323 full time workers in Delaware and paid $120.1 million in cumulative compensation. We have so far received $12.0 million of the grant, which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, up to $2.2 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. As of September 30, 2020, we paid $1.5 million for recapture provisions and have recorded $1.3 million in current liabilities and $9.2 million in other long-term liabilities for potential recapture.
Investment Tax Credits ("ITCs") - Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives. Energy Servers are purchased by the PPA Entities, other financial sponsors, or customers and, therefore, these bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future although in certain limited circumstances we do provide indemnification for such risk.
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
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a statement of claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (the
“Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a second amended statement of claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our answering statement and affirmative defenses. On September 27, 2019, we filed a motion to dismiss the statement of claim. On March 24, 2020, the Tribunal denied our motion to dismiss in part, and ordered that claimant’s relief is limited to rescission of the Confidential Agreement or remedies consistent with rescission, and not expectation damages. On September 14, 2020, the Tribunal issued an interim order dismissing the Claimant’s remaining claims. On July 30, 2020, claimants notified us that they intend to file a complaint in the Northern District of California seeking to stay the arbitration, and disqualify the arbitration panel on procedural grounds. We believe claimants have no basis to bring this complaint and that doing so will breach the Confidential Agreement. Claimants have not yet filed such complaint.
In June 2019, Messrs. Daubenspeck and Badger filed a complaint against our Chief Executive Officer ("CEO") and our former Chief Financial Officer ("CFO") in the United States District Court for the Northern District of Illinois asserting nearly identical claims as those in the pending arbitration discussed above. The lawsuit has been stayed pending the outcome of the arbitration. As the arbitration has now been dismissed, on October 2, 2020, plaintiffs filed a motion to lift the stay and on October 20, 2020, over our objection, the motion was granted. We intend to file a motion to dismiss the complaint. We believe the complaint to be without merit and the issues previously tried and dismissed in the arbitration. We have recorded no loss contingency related to this claim.
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our July 25, 2018 initial public offering ("IPO") alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act") for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with our IPO. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs' consolidated amended complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. We believe the complaint to be without merit and we intend to defend this action vigorously.
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with our IPO. On September 3, 2019, James Hunt was appointed as lead plaintiff and Levi & Korsinsky was appointed as plaintiff’s counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in our initial public offering, claims under Sections 10b and 20a of the Securities Exchange Act of 1934, as amended (the Exchange Act"), and extending the class period to September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint adding claims under the Securities Act. The second amended complaint also adds allegations pertaining to the restatement and, as to claims under the Exchange Act, extends the class period through February 12, 2020. On July 1, 2020, we filed a motion to dismiss the second amended complaint. We believe the complaint to be without merit and we intend to defend this action vigorously. Because this action is in the early stages, we are unable to predict the outcome of this litigation at this time.
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
In March 2020, Francisco Sanchez filed a class action complaint in Santa Clara County Superior Court against us ~~a~~lleging certain wage and hour violations under the California Labor Code and Industrial Welfare Commission Wage Orders and that we engaged in unfair business practices under the California Business and Professions Code, and in July 2020 he amended his complaint to add claims under the California Labor Code Private Attorneys General Act. We are still investigating the plaintiff's allegations and intend to vigorously defend against the complaint, but any range of potential loss is not currently estimable.

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

16. Related Party Transactions
Our operations included the following related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total revenue from related parties	$742	$66,658	$2,672	$149,012
Interest expense to related parties	353	1,605	2,513	4,823
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. For the three months ended September 30, 2020 and September 30, 2019, we recognized related party total revenue of $0.7 million and $1.0 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, we recognized related party total revenue of $2.7 million and $2.5 million, respectively. Accounts receivable from this joint venture was immaterial as of September 30, 2020 and $2.4 million as of December 31, 2019.
Debt to Related Parties
We had no debt or convertible notes from investors considered to be related parties as of September 30, 2020.
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
In November 2019, one related-party note holder exchanged $6.9 million of their 6% Convertible Notes at the conversion price of $11.25 per share into 616,302 shares of Class A common stock. On March 31, 2020, we issued $30.0 million of new 10% Convertible Notes to two related-party note holders. In May 2020, the 7.5% term loan note holder ceased to be considered a related party. We made no payments to this note holder prior to them terminating their related party relationship with us in the three months ended September 30, 2020, and we paid $0.5 million on this non-recourse 7.5% term loan principal balance in the three months ended September 30, 2019. We paid no interest and $0.8 million of interest in the three months ended September 30, 2020 and September 30, 2019, respectively. We repaid $2.1 million and $1.7 million of the non-recourse 7.5% term loan principal balance in the nine months ended September 30, 2020 and September 30, 2019, respectively, and we paid $0.7 million and $2.3 million of interest in the nine months ended September 30, 2020 and September 30, 2019, respectively. In August 2020, NEA, Foris Ventures, LLC, and KPCB converted their notes of $33.9 million, $10.0 million and $6.9 million, plus accrued and unpaid interest, into 4.2 million, 1.3 million and 0.9 million shares of Class B common stock respectively. All of the noteholders subsequently converted their shares into Class A common stock during August and September 2020. The unamortized premium of $2.3 million was reclassified to additional paid in capital. See Note 7, Outstanding Loans and Security Agreements for additional information on our debt facilities.

17. Subsequent Events
On October 7, 2020, the remaining $96.2 million principal balance of the 10% Convertible Notes due to CPPIB were converted to 12.0 million shares of our Class B common stock that were subsequently converted into our Class A common stock. The unamortized premium of $3.2 million will be reclassified to additional paid in capital.
On October 8, 2020, we sent a notice of redemption for the 10% Notes. The redemption price for the 10% Notes being called is 104% of the principal amount thereof, amounting to $82.2 million plus accrued and unpaid interest of $2.1 million. The redemption date is expected to occur on November 8, 2020.
Other Events
There have been no other subsequent events that occurred during the period subsequent to the date of these financial statements that would require adjustment to our disclosure in the financial statements as presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products, services, business strategies, and the sufficiency of our cash and our liquidity. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 31, 2020. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview
Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated our previously reported financial information as of and for the three and nine months ended September 30, 2019, in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within Results of Operations and Liquidity and Capital Resources sections.
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
We market and sell our Energy Servers primarily through our direct sales organization in the United States, and also have direct and indirect sales channels internationally. Recognizing that deploying our solutions requires a material financial commitment, we have developed a number of financing options to support sales of our Energy Servers to customers who lack the financial capability to purchase our Energy Servers directly, who prefer to finance the acquisition using third-party financing or who prefer to contract for our services on a pay-as-you-go model.
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

COVID-19 Pandemic
General
We have been and will continue monitoring and adjusting as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers, notwithstanding government “shelter in place” orders. For the safety of our employees and others, many of our employees are still working from home unless they are directly supporting essential manufacturing production operations, installation work, service and maintenance activities and R&D. We have established protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, and temperature screenings upon entry. In addition, all individuals entering our facilities are required to wear face coverings and are directed not to enter if they have COVID-19-like symptoms. We follow all CDC guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
Liquidity and Capital Resources
In March 2020, we successfully extended the maturity of our 10% Convertible Notes due 2021 (the “10% Convertible Notes”), our 10% Constellation Note to December 2021 (the “10% Constellation Note”), and additionally entered into a note purchase agreement to issue $70.0 million of 10.25% Senior Secured Notes due 2027 (the “10.25% Senior Secured Notes”) in a private placement that was subsequently completed on May 1, 2020. Since then, the 10% Convertible Notes and the 10% Constellation Note were converted into equity and the potential liabilities associated with these notes have been extinguished. In August 2020, we issued $230,000,000 aggregate principal amount of our 2.50% Green Convertible Senior Notes due 2025 (the “Green Notes”). In October 2020, we sent a notice of redemption for the 10% Senior Secured Notes due 2024 (the “10% Notes”) and the redemption date is expected to occur on November 8, 2020.
Now that debt with a maturity prior to 2024 has been extinguished and/or converted, we do not expect it will be necessary to access capital markets for cash to operate our business over the next 12 months unless the impact of COVID-19 to our business is more extensive than expected. Capital markets have been volatile and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital was needed. We continue to be conservative with our working capital spend, maintaining as much flexibility as possible around the timing of taking and paying for inventory and manufacturing our product while managing potential changes or delays in installations. Please refer to Note 7, Outstanding Loans and Security Agreements; Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; and Risk Factors – Risks Related to Our Liquidity – Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Sales
In some markets, we have experienced an increase in the time necessary to obtain new business as our customers deal with the impact of the COVID-19 pandemic. Decision makers in organizations such as education and entertainment have shifted their focus to the immediate needs of the pandemic, thus delaying their purchase decisions and capital outlays. While there may ultimately be a reduction in electricity needs due to decrease in economic activity, the current impact generally equates to a longer transaction cycle.
Our ability to continue to expand our business both domestically and internationally and develop customer relationships also has been negatively impacted by current travel restrictions. Our marketing efforts historically have often involved customer visits to our manufacturing centers in California or Delaware, which we have suspended.
On the other hand, a significant portion of our customers are hospitals, healthcare companies, retailers and data centers. These industries are composed of essential businesses that still need the resiliency and reliability offered by our products. We have seen an increase in demand for our products in these sectors where the COVID-19 pandemic has highlighted the benefits of always-on, on-site power in times of disaster and uncertainty though tempered by the issues noted above. In addition, the pandemic has had no significant effect on our business in the Republic of Korea.
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
Customer Financing
COVID-19 has not yet had any significant impact on our ability to obtain financing for our customers’ use of our products, but we are finding it more difficult to find financiers who are able to monetize tax credit. A majority of the installations we have planned in the United States in 2020 have obtained financing. We are actively working with new sources of capital that could finance projects for our 2021 installations. We have experienced in the current environment an increase in the time needed to solidify new relationships, which may negatively impact the time required to achieve funding. In addition, our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers. Some of our customers’ credit ratings have recently fallen, which may make it difficult for us to obtain financing for their use of an Energy Server. Our recent experience has been that financing parties have capital to deploy and are interested in financing our Energy Servers and, at present, cash flow and results of operations including revenue have not been impacted by our inability to obtain financing for customer installations.
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
While our installation activity has been deemed “essential business” and allowed to proceed in many jurisdictions, the essential business designations for our activities (and those of our suppliers and other third-party organizations that are critical to our success) has been inconsistent from region to region and across the various third parties upon whom we are critically dependent to complete our installations.
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
Nearly all of our installations completed in the quarter ended September 30, 2020 were impacted by COVID-19 to some extent and some installations were unable to achieve acceptance in light of the delays due to COVID-19, further compounded by weather-related events, which impacted our cash flows and results of operation including revenue for the quarter ended September 30, 2020.
Supply Chain
In the second quarter, we experienced COVID-19 related delays from certain vendors and suppliers, however, we were able to find and qualify alternative suppliers and our production to date has not been impacted. During the third quarter, our supply chain stabilized; however, if spikes in COVID-19 occur in regions in which our supply chain operates we could experience a delay in materials, which could in turn impact production and installations and our cash flow and results of operations, including revenue.

Manufacturing
As an essential business, we have continued to manufacture Energy Servers, but have adopted strict measures to keep our employees safe. These measures have decreased productivity to an extent, but our deployments, maintenance and installations have not yet been constrained by our current pace of manufacturing. As described above, we have established protocols to minimize the risk of COVID-19 transmission within our manufacturing facilities and follow all CDC guidelines when notified of possible exposures. We also instituted testing of anyone who comes into any of our facilities. Even with these precautions, it is possible an asymptomatic individual could enter our facilities and transmit the virus to others. We have had positive tests and in such cases, we have followed CDC Guidelines. To date, it has not impacted our production.
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
Purchase and Lease Options
Initially, we only offered our Energy Servers on a direct purchase basis, in which the customer purchases the product directly from us. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly (including customers who are unable to monetize the tax credits available to purchasers of our Energy Servers) and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed the traditional lease ("Traditional Lease") option, Managed Services Financing option, and our power purchase agreement program ("PPA Program"), including our Third-Party PPA Transactions, each as described below.
Our capacity to offer our Energy Servers through any of these financed arrangements depends in large part on the ability of the financing party or parties involved to monetize the related investment tax credits, accelerated tax depreciation and other incentives. Interest rate fluctuations may also impact the attractiveness of any financing offerings for our customers, and currency exchange fluctuations may also impact the attractiveness of international offerings. Each of these financings is limited by the creditworthiness of the customer. Additionally, the Traditional Lease and Managed Services Financing options, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of our obligations under the customer agreement.
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
Under each option above, we provide warranties and performance guaranties regarding our Energy Servers’ efficiency and output. We refer to a “warranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to repair or replace the Energy Servers as necessary to improve performance. If we fail to complete such repair or replacement, or if repair or replacement is impossible, we may be obligated to repurchase the Energy Servers from the customer or financier. We refer to a “guaranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to make a payment to compensate the beneficiary of such guaranty for the resulting increased cost or diminution in benefits resulting from such failure. Our obligation to make payments under the guaranty is always contractually capped and represents a contingency linked to our services obligation with no economic incentive for us to default and force an exercise of the payment obligation.
These performance guarantees are negotiated on a case-by-case basis, but we typically provide an output guaranty of 95% measured annually and an efficiency guaranty of 52% measured cumulatively from the date the Energy Server is commissioned. In each case, underperformance obligates us to make a payment to the owner of the applicable Energy Server. As of September 30, 2020, our obligation to make payments for underperformance on the direct purchase projects was capped at an aggregate total of approximately $78.7 million (including payments both for low output and for low efficiency). As of September 30, 2020, our aggregate remaining potential liability under this cap was approximately $60.4 million.

Under the direct purchase and Traditional Lease options, the warranties and guaranties are typically included in the price of our Energy Server for the first year. The warranties and guaranties may be renewed annually at the customer’s option, as an operations and maintenance services agreement, at predetermined prices for a period of up to 30 years. Historically, our customers and financiers have almost always exercised their option to renew the warranties and guaranties under these operations and maintenance services agreements.
Under the Managed Services Financing option, the warranties and guaranties are included for the fixed period specified in the customer agreement. This period is typically 10 years, which may be extended at the option of the parties for additional years.
Under the PPA Program, we typically provide warranties and guaranties regarding our Energy Servers’ efficiency to the customer (i.e., the end user of the electricity generated by our Energy Servers, who is also responsible for the purchase of the fuel required for our Energy Servers’ operations), and we provide warranties and guaranties regarding our Energy Servers’ output to the financier(s) that purchases our Energy Servers. The warranties and guaranties are typically included in the price of our Energy Server for the first year and may be renewed annually at the financier’s option, as an operations and maintenance services agreement, at predetermined prices for a period of up to 30 years. Historically, our financiers have almost always exercised their option to renew the warranties and guaranties under these operations and maintenance services agreements. We also provide a fixed schedule of prices for each year of the term of our agreements with our customers and none of our customers have failed to renew our operations and maintenance agreements.
The substantial majority of bookings made in recent periods have been made through our Managed Services Financing option and our PPA Program.
Each of our financing structures is described in further detail below.

Traditional Lease
Under the Traditional Lease option the customer enters into a lease directly with a financier, which pays us for our Energy Servers purchased pursuant to a sales agreement (the "Financing Agreement"). We recognize product and installation revenue upon acceptance. After the standard one-year warranty period, our customers have almost always exercised the option to enter into operations and maintenance services agreements with us, under which we receive annual service payments from the customer. The price for the annual operations and maintenance services is set at the time we enter into the Financing Agreement. The term of a lease in a Traditional Lease option ranges from five to eight years.

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
This option typically provide for warranties and guaranties of both the efficiency and output of our Energy Servers, all of which are written in favor of the customer and contained in the operations and maintenance services agreement. These warranties and guaranties may be measured on a monthly, annual, cumulative or other basis. As of September 30, 2020, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these warranties. Our obligation to make payments for underperformance against the performance guaranties for Traditional Lease projects was capped contractually under the sales agreement between us and each customer at an aggregate total of approximately $6.0 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $3.8 million.
Remarketing at Termination of Lease
In the event the customer does not renew or purchase our Energy Servers to the end of any customer lease, we may remarket any such Energy Servers to a third party. Any proceeds of such sale would be allocated between us and the applicable financing partner as agreed between them at the time of such sale.

Managed Services Financing

Under our Managed Services Financing option, we enter into a Managed Services Agreement with a customer, pursuant to which the customer is able to use the Energy Server for a certain term. Under the Managed Services Agreement, the customer makes a monthly payment for the use of the Energy Server. The customer payment typically has two components: (i) a fixed monthly capacity-based payment and (ii) a performance-based payment based on the output of electricity that month from the Energy Server. The fixed capacity-based payments made by the customer under the Managed Services Agreement are applied toward our obligation to pay down our liability under the master lease with the financier. The performance payment is transferred to us as compensation for operations and maintenance services and recognized as services revenue within the condensed consolidated statements of operations. In some cases, the customer’s monthly payment consists solely of the first component, a fixed monthly capacity-based payment.
Once a financier is identified and the Energy Server’s installation is complete, we sell the Energy Server contemplated by the Managed Services Agreement directly to a financier and the financier, as lessor, leases it back to us, as lessee, pursuant to a master lease in a sale-leaseback transaction. The proceeds from the sale are recognized as a financing obligation within the condensed consolidated balance sheets. Any ongoing operations and maintenance service payments are scheduled in the Managed Services Agreement in the form of the performance-based payment described above. The financier typically pays the financing proceeds for the Energy Server contemplated by the Managed Services Agreement on or shortly after acceptance.
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
Our Managed Services deployments typically provide only for warranties of both the efficiency and output of the Energy Server, all of which are written in favor of the customer and contained in the operations and maintenance services agreement. These warranties may be measured on a monthly, annual, cumulative or other basis. Managed Services projects typically do not include guaranties above the warranty commitments, but in projects where the customer agreement includes a service payment for our operations and maintenance, that payment is typically proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. This means that our service revenues may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of September 30, 2020, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Program was performing at a lifetime average output of approximately 87%.

Power Purchase Agreement Programs, including Third-Party PPA Transactions

*Under the Third-Party PPA arrangements, there is no link with an investment company, as we do not have an equity investment in these arrangements.
A power purchase agreement is an agreement pursuant to which the owner of an Energy Server sells electricity to an end customer on a dollar-per-kilowatt-hour basis (a “PPA”). We finance PPAs through two types of transactions under our PPA Program. In one transaction, we finance a portfolio of PPAs pursuant to a tax equity partnership in which we hold a managing member interest (such partnership, a “PPA Entity”). We sell the portfolio of Energy Servers to a single member limited liability project company (an “Operating Company”). The Operating Company sells the electricity generated by the Energy Servers contemplated by the PPAs to the ultimate end customers. As these transactions included an equity investment by us in the PPA Entity for which we were the primary beneficiary and consolidated the entities, we recognized revenue as the electricity was produced. We also finance PPAs through our Third-Party PPA Transactions in which we do not have an equity interest, pursuant to which we recognize revenue on acceptance. For further discussion on our Bloom Electrons Programs, see Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.
In our PPA Program, we enter into an Energy Server sales, operations and maintenance agreement ("EPC and O&M Agreement") with the Operating Company that will own the Energy Servers. The Operating Company then enters into the PPA with the end customer which purchases electricity generated by the Energy Servers. The Operating Company receives all cash flows generated under the PPAs, in addition to all investment tax credits, all accelerated tax depreciation benefits, and any other cash flows generated by the operation of the Energy Servers not allocated to the end customer under the PPA.
The sales of our Energy Servers to the Operating Company in connection with the various PPA Programs have many of the same terms and conditions as a direct sale. Payment of the purchase price is generally broken down into multiple installments, which may include payments prior to shipment, upon shipment or delivery of the Energy Server, and upon acceptance of the Energy Server. Acceptance typically occurs when the Energy Server is installed and running at full power as defined in the applicable EPC and O&M Agreement. A one-year service warranty is provided with the initial sale. After the expiration of the initial standard one-year warranty, the Operating Company has the option to extend our operations and maintenance services under the EPC and O&M Agreement on an annual basis at a price determined at the time of purchase of our Energy Server, which may be renewed annually for each Energy Server for up to 30 years. After the standard one-year warranty period, the Operating Company has almost always exercised the option to renew our operations and maintenance services under the EPC and O&M Agreement.
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
As of September 30, 2020, we had incurred no liabilities due to failure to repair or replace Energy Servers pursuant to these warranties. Our obligation to make payments for underperformance against the performance guaranties for PPA Program projects was capped at an aggregate total of approximately $110.6 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $105.5 million.
Obligations to Operating Companies
In addition to our obligations to the end customers, our PPA Programs involve many obligations to the Operating Company that purchases our Energy Servers. These obligations are set forth in the applicable EPC and O&M Agreement, and may include some or all of the following obligations:
•designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the Operating Company,
•obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the EPC and O&M Agreements,
•operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations,
•satisfying the efficiency and output warranties set forth in such EPC and O&M Agreements and the PPAs ("performance warranties"), and
•complying with any specific requirements contained in the PPAs with individual end-customers.
The EPC and O&M Agreements obligate us to repurchase the Energy Servers in the event the Energy Servers fail to comply with the performance warranties and in the event we otherwise breach the terms of the applicable EPC and O&M Agreements and we fail to remedy such failure or breach after a cure period, or in the event that a PPA terminates as a result of any failure by us to comply with the applicable EPC and O&M Agreements. In some PPA Program projects, our obligation to repurchase Energy Servers extends to the entire fleet of Energy Servers sold pursuant to the applicable EPC and O&M Agreement in the event such failure affects more than a specified number of Energy Servers.
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
Administration of Operating Companies - In each of our PPA Entities, we perform certain administrative services on behalf of the applicable Operating Company, including invoicing the end customers for amounts owed under the PPAs, administering the cash receipts of the Operating Company in accordance with the requirements of the financing arrangements, interfacing with applicable regulatory agencies, and other similar obligations. We are compensated for these services on a fixed dollar-per-kilowatt basis.
The Operating Company in each of our PPA Entities (other than PPA I) has incurred debt in order to finance the acquisition of Energy Servers. The lenders for these projects are a combination of banks and/or institutional investors. In each case, the debt is secured by all of the assets of the applicable Operating Company, such assets being primarily comprised of the Energy Servers and a collateral assignment of each of the contracts to which the Operating Company is a party, including the O&M Agreement entered into with us and the off take agreements entered into with the Operating Company’s customers, and is senior to all other debt obligations of the Operating Company. As further collateral, the lenders receive a security interest in 100% of the membership interest of the Operating Company. However, as is typical in structured finance transactions of this nature, although the project debt is secured by all of the Operating Company’s assets, the lenders have no recourse to us or to any of the other tax equity investors (the "Equity Investors") in the project. The applicable debt agreements include provisions that implement a customary “payment waterfall” that dictates the priority in which the Operating Company will use its available funds to satisfy its payment obligations to us, the lenders, the Equity Investors and other third parties.
We have determined that we are the primary beneficiary in the PPA Entities, subject to reassessments performed as a result of upgrade transactions (see Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.) Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our condensed consolidated financial statements. We recognize the Equity Investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our condensed consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our condensed consolidated statements of redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest. Our condensed consolidated statements of cash flows reflect cash received from these investors as proceeds from investments by noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these investors as distributions payable to noncontrolling interests in subsidiaries on our condensed consolidated balance sheets. However, the Operating Companies are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the Operating Companies except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rate of return to the Equity Investors, or otherwise.
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
Under our agreement with SK E&C, SK E&C has a right of first refusal during the term of the agreement, with certain exceptions, to serve as distributor of Energy Servers for any fuel cell generation project in the Republic of Korea, and we have the right of first refusal to serve as SK E&C’s supplier of generation equipment for any Bloom Energy fuel cell project in the Republic of Korea. Under the terms of each purchase order, title, risk of loss and acceptance of the Energy Servers pass from us to SK E&C upon delivery at the named port of lading for shipment in the United States for the Energy Servers shipped in 2018 and thereafter, upon delivery at the named port of unlading in the Republic of Korea, prior to unloading subject to final purchase order terms. The Preferred Distributor Agreement has an initial term expiring on December 31, 2021, and thereafter will automatically be renewed for three-year renewal terms unless either party terminates this agreement by prior written notice under certain circumstances.
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
SK E&C Joint Venture Agreement. In September 2019, we entered into a joint venture agreement with SK E&C to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us, with the facility, which became operational in July 2020. Other than a nominal initial capital contribution by Bloom, the joint venture will be funded by SK E&C. SK E&C, who currently acts as a distributor for our Energy Servers for the stationary utility and commercial and industrial market in the Republic of Korea, will be the primary customer for the products assembled by the joint venture.
Community Distributed Generation Programs
In July 2015, the state of New York introduced its Community Distributed Generation ("CDG") program, which extends New York’s net metering program in order to allow utility customers to receive net metering credits for electricity generated by distributed generation assets located on the utility’s grid but not physically connected to the customer’s facility. This program allows for the use of multiple generation technologies, including fuel cells. Since then the state of Connecticut has instituted a similar program and we expect that other states may adopt similar programs in the future.
We have entered into sales, installation, operations and maintenance agreements with two developers for the deployment of our Energy Servers pursuant to the New York CDG program, and we subsequently recognized revenue associated with 75 systems in the three months ended September 30, 2020. In June 2020, the New York Public Service Commission issued an Order that limited the CDG compensation structure for “high capacity factor resources,” including fuel cells, in a way that will make the economics for these types of projects more challenging in the future. However, the projects that were already under contract were grandfathered into the program under the previous compensation structure. Irrespective of this development, we believe that these types of subscriber-based programs could be a source of future revenue and will continue to look to generate future sales through these programs.

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
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Acceptances
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
The product acceptances in the periods were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

Product accepted during the period (in 100 kilowatt systems)	314	302	12	4.0%	876	808	68	8.4%
Product accepted increased by 12 systems and 68 systems, or 4.0% and 8.4%, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. Acceptance volume increased as demand increased for our Energy Servers.

As discussed in the Purchase and Lease Options section above, our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	92%	100%	97%	97%
Managed Services	8%	—%	3%	3%
	100%	100%	100%	100%
As discussed in the Purchase and Lease Options section above, our customers have several purchase options for our Energy Servers. The portion of total revenue attributable to each purchase option in the period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	88%	89%	87%	85%
Traditional Lease	1%	1%	1%	1%
Managed Services	5%	5%	6%	5%
Bloom Electrons	6%	5%	6%	9%
	100%	100%	100%	100%
Billings Related to Our Products
Total billings attributable to each revenue classification for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

Billings for product accepted in the period	$130,363	$181,227	$(50,864)	(28.1)%	$359,617	$453,037	$(93,420)	(20.6)%
Billings for installation on product accepted in the period	27,672	18,376	9,296	50.6%	70,124	46,008	24,116	52.4%
Billings for annual maintenance services agreements	19,477	20,681	(1,204)	(5.8)%	58,611	53,459	5,152	9.6%

Billings for product accepted decreased by approximately $50.9 million, or 28.1%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease is primarily due to a higher average selling price mix in the three months ended September 30, 2019, driven mainly by the PPA II upgrade that occurred in the three months ended September 30, 2019. Billings for installation on product accepted increased $9.3 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Although product acceptances in the period increased only 4.0%, billings for installation on product accepted increased 50.6%, primarily due to the mix in installation billings driven by site complexity, site size, personalized applications, and the customer's option to complete the installation of our Energy Servers themselves. Billings for annual maintenance service agreements decreased $1.2 million, or 5.8%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was driven primarily by the timing of annual maintenance service agreement renewals, as compared to the prior year.

Billings for product accepted decreased by approximately $93.4 million, or 20.6%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease is primarily due to a higher average selling price mix in the nine months ended September 30, 2019, driven mainly by the PPA II upgrade that occurred in the nine months ended September 30, 2019. Billings for installation on product accepted increased $24.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Although product acceptances in the period increased only 8.4%, billings for installation on product accepted increased 52.4%, primarily due to the mix in installation billings driven by site complexity, site size, personalized applications, and the customer's option to complete the installation of our Energy Servers themselves. Billings for annual maintenance service agreements increased $5.2 million, or 9.6%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was driven primarily by the increase in our installed base.
Costs Related to Our Products
Total product related costs for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

Product costs of product accepted in the period	$2,292 /kW	$2,850 /kW	$(558) /kW	(19.6)%	$2,398 /kW	$3,019 /kW	$(621) /kW	(20.6)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$4,000	$1,969	$2,031	103.1%	$15,267	$12,227	$3,040	24.9%
Installation costs on product accepted in the period	$926 /kW	$733 /kW	$193 /kW	26.3%	$980/kW	$681/kW	$299/kW	43.9%
Product costs of product accepted decreased by approximately $558 per kilowatt, or 19.6%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Product costs of product accepted decreased by approximately $621 per kilowatt, or 20.6%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses increased by approximately $2.0 million, or 103.1%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in period costs for the period was primarily driven by a lower capitalization of stock-based compensation overhead costs to inventory in the current year.
Period costs of manufacturing related expenses increased by approximately $3.0 million, or 24.9%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in period costs for the period was primarily driven by a lower capitalization of stock-based compensation overhead costs to inventory in the current year.
Installation costs on product accepted increased by approximately $193 per kilowatt, or 26.3%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, and the customer's option to complete the installation of our Energy Servers themselves. As such, installation on a per kilowatt basis can vary significantly from period-to-period.
Installation costs on product accepted increased by approximately $299 per kilowatt, or 43.9%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, and the customer's option to complete the installation of our Energy Servers themselves. As such, installation on a per kilowatt basis can vary significantly from period-to-period.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 is presented below (in thousands, except percentage data).
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated

Product	$131,076	$163,902	$(32,826)	(20.0)%	$346,832	$398,909	$(52,077)	(13.1)%
Installation	26,603	21,102	5,501	26.1%	73,060	46,397	26,663	57.5%
Service	26,141	23,665	2,476	10.5%	77,496	70,158	7,338	10.5%
Electricity	16,485	15,638	847	5.4%	47,472	56,170	(8,698)	(15.5)%
Total revenue	$200,305	$224,307	$(24,002)	(10.7)%	$544,860	$571,634	$(26,774)	(4.7)%
Total Revenue
Total revenue decreased approximately $24.0 million, or 10.7%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was driven primarily by the decrease in product revenue for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, offset partially by an increase in installation revenue. The product revenue decrease was primarily due to a higher average selling price mix in the three months ended September 30, 2019, driven mainly by the PPA II upgrade that occurred in the three months ended September 30, 2019, and due to weather and COVID-19 related delays in product acceptances. Product revenue for the three months ended September 30, 2020 also included $14.2 million of previously deferred revenue that was recognized in the quarter that was not associated with acceptances or services in the quarter. This was a one-time recognition of deferred revenue related to a specific contract that changed scope.
Total revenue decreased approximately $26.8 million, or 4.7%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily driven by the decrease in product revenue and electricity revenue for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, offset partially by an increase in installation revenue. The product revenue decrease was primarily due to a higher average selling price mix in the nine months ended September 30, 2019, driven mainly by the PPA II upgrade that occurred in the nine months ended September 30, 2019, and due to weather and COVID-19 related delays in product acceptances. Product revenue for the nine months ended September 30, 2020 also included $14.2 million of previously deferred revenue that was recognized in the quarter that was not associated with acceptances or services in the quarter. This was a one-time recognition of deferred revenue related to a specific contract that changed scope.
Product Revenue
Product revenue decreased approximately $32.8 million, or 20.0%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The product revenue decrease was primarily due to a higher average selling price mix in the three months ended September 30, 2019, driven mainly by the PPA II upgrade that occurred in the three months ended September 30, 2019, and due to weather and COVID-19 related delays in product acceptances, offset by $14.2 million of previously deferred revenue that was recognized in the three months ended September 30, 2020 that was not associated with acceptances or services in the quarter. This was a one-time recognition of deferred revenue related to a specific contract that changed scope.
Product revenue decreased approximately $52.1 million, or 13.1%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The product revenue decrease was, again, primarily due to a higher average selling price mix in the nine months ended September 30, 2019, driven mainly by the PPA II upgrade that occurred in the nine months ended September 30, 2019, and due to weather and COVID-19 related delays in product acceptances, offset by $14.2 million of previously deferred revenue that was recognized in the three months ended September 30, 2020 that was not associated with acceptances or services in the quarter. This was a one-time recognition of deferred revenue related to a specific contract that changed scope.

Installation Revenue
Installation revenue increased approximately $5.5 million, or 26.1%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was driven by the increase in product acceptances of approximately 12 systems, or 4.0%, for the three months ended September 30, 2020 and due to the change in mix of installations driven by site complexity, site size, and the customer's option to complete the installation of our Energy Servers themselves.
Installation revenue increased approximately $26.7 million, or 57.5%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was driven by the increase in product acceptances of approximately 68 systems, or 8.4%, for the nine months ended September 30, 2020 and due to the change in mix of installations driven by site complexity, site size, and the customer's option to complete the installation of our Energy Servers themselves.
Service Revenue
Service revenue increased approximately $2.5 million, or 10.5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Service revenue increased approximately $7.3 million, or 10.5% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue increased approximately $0.8 million, or 5.4%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to the addition of Managed Service agreements, partially offset by a reduction in electricity revenues resulting from the decommissioning and upgrade of PPA II in the three months ended September 30, 2019. Electricity revenue is driven by our Bloom Electrons program, which included PPA II, as well as from our Managed Services Agreements. When the PPA Entities associated with our Bloom Electrons Program are decommissioned, we no longer recognize electricity revenue for them.
Electricity revenue decreased approximately $8.7 million, or 15.5%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to a reduction in electricity revenues resulting from the decommissioning and an upgrade of PPA II in the nine months ended September 30, 2019. Electricity revenue is driven by our Bloom Electrons Program, which included PPA II, as well as from our Managed Services Agreements. When the PPA Entities associated with our Bloom Electrons Program are decommissioned, we no longer recognize electricity revenue for them.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Product	$72,037	$91,697	$(19,660)	(21.4)%	$227,653	$293,697	$(66,044)	(22.5)%
Installation	27,872	26,141	1,731	6.6%	86,938	59,586	27,352	45.9%
Service	33,214	36,427	(3,213)	(8.8)%	92,836	83,111	9,725	11.7%
Electricity	11,195	27,317	(16,122)	(59.0)%	35,266	62,601	(27,335)	(43.7)%
Total cost of revenue	$144,318	$181,582	$(37,264)	(20.5)%	$442,693	$498,995	$(56,302)	(11.3)%

Total Cost of Revenue
Total cost of revenue decreased approximately $37.3 million, or 20.5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Included as a component of total cost of revenue, stock-based compensation decreased approximately $4.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. In addition, cost of revenue for the three months ended September 30, 2019 included $14.6 million of one-time expenses associated with the PPA II upgrade. Total cost of revenue, excluding stock-based compensation and the one-time expenses, decreased approximately $18.3 million, or 11.5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, despite a 4.0% increase in product acceptances, due to ongoing cost reduction efforts to reduce material, labor and overhead costs.
Total cost of revenue decreased approximately $56.3 million, or 11.3%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Included as a component of total cost of revenue, stock-based compensation decreased approximately $23.0 million, or 62.5%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. In addition, cost of revenue for the nine months ended September 30, 2019 included $48.3 million of one-time expenses associated with the PPA II upgrade. Total cost of revenue, excluding stock-based compensation and the one-time expenses, increased approximately $15.0 million, or 3.6%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 due to the 8.4% increase in product acceptances and higher cost of installation revenue due to the change in mix of installations.
Cost of Product Revenue
Cost of product revenue decreased approximately $19.7 million, or 21.4%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Stock-based compensation, which is included as a component of cost of product revenue, decreased approximately $3.0 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Cost of product revenue, excluding stock-based compensation decreased approximately $16.7 million, or 19.3%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, despite a 4.0% increase in product acceptances, due to ongoing cost reduction efforts to reduce material, labor and overhead costs.
Cost of product revenue decreased approximately $66.0 million, or 22.5%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Stock-based compensation, which is included as a component of cost of product revenue, decreased approximately $18.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. In addition, cost of product revenue for the nine months ended September 30, 2019 included $25.6 million of one-time expenses associated with the PPA II upgrade. Cost of product revenue, excluding stock-based compensation and the one-time expenses, decreased approximately $21.6 million, or 9.0%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, despite an 8.4% increase in product acceptances, due to ongoing cost reduction efforts to reduce material, labor and overhead costs.
Cost of Installation Revenue
Cost of installation revenue increased approximately $1.7 million, or 6.6%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to the increase in product acceptances of approximately 12 systems, or 4.0%, for the three months ended September 30, 2020 and due to the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect, and the customer's option to complete the installation of our Energy Servers themselves.
Cost of installation revenue increased approximately $27.4 million, or 45.9%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to the increase in product acceptances of approximately 68 systems, or 8.4%, for the nine months ended September 30, 2020 and due to the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect and, the customer's option to complete the installation of our Energy Servers themselves.
Cost of Service Revenue
Cost of service revenue decreased approximately $3.2 million, or 8.8%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This improvement was primarily due to a lower number of required power module replacements as a result of the longer lives of our Energy Servers.

Cost of service revenue increased approximately $9.7 million, or 11.7%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed and renewed.
Cost of Electricity Revenue
Cost of electricity revenue decreased approximately $16.1 million, or 59.0%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, mainly due to the $14.6 million of one-time expenses associated with the PPA II upgrade recognized in the three months ended September 30, 2019.
Cost of electricity revenue decreased approximately $27.3 million, or 43.7%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, mainly due to the $22.7 million of one-time expenses associated with the PPA II upgrade recognized in the nine months ended September 30, 2019.
Gross Profit (Loss)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2020	2019		2020	2019
		As Restated			As Restated
	(dollars in thousands)
Gross profit:
Product	$59,039	$72,205	$(13,166)	$119,179	$105,212	$13,967
Installation	(1,269)	(5,039)	3,770	(13,878)	(13,189)	(689)
Service	(7,074)	(12,762)	5,688	(15,340)	(12,953)	(2,387)
Electricity	5,290	(11,679)	16,969	12,207	(6,431)	18,638
Total gross profit	$55,987	$42,725	$13,262	$102,167	$72,639	$29,528

Gross margin:
Product	45%	44%		34%	26%
Installation	(5)%	(24)%		(19)%	(28)%
Service	(27)%	(54)%		(20)%	(18)%
Electricity	32%	(75)%		26%	(11)%
Total gross margin	28%	19%		19%	13%
Total Gross Profit
Gross profit improved $13.3 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Stock-based compensation, which is included as a component of total cost of revenue, decreased approximately $4.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Total gross profit, excluding stock-based compensation, increased approximately $8.9 million, or 17.5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 due to the improvement in the service losses and $14.2 million of previously deferred revenue that was recognized in the three months ended September 30, 2020, which was not associated with acceptances or services in the quarter. This improvement was partially offset by the higher margin site mix of installations driven primarily by the PPA II upgrade in the three months ended September 30, 2019.
Gross profit improved $29.5 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Stock-based compensation, which is included as a component of total cost of revenue, decreased approximately $23.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Total gross profit, excluding stock-based compensation, improved approximately $6.5 million, or 5.9%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, despite an 8.4% increase in product acceptances due to the higher margin site mix of installations driven primarily by the PPA II upgrade in the nine months ended September 30, 2019, partially offset by $14.2 million of previously deferred revenue that was recognized in the nine months ended September 30, 2020, which was not associated with acceptances or services in the period.

Product Gross Profit
Product gross profit decreased $13.2 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Excluding stock-based compensation, product gross profit decreased $16.2 million, or 20.8%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The product gross profit decrease in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 was primarily due to a higher margin site mix in the three months ended September 30, 2019, driven primarily by the PPA II upgrade that occurred in the three months ended September 30, 2019, partially offset by $14.2 million of previously deferred revenue that was recognized in the three months ended September 30, 2020, which was not associated with acceptances or services in the quarter.
Product gross profit increased $14.0 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Excluding stock-based compensation, product gross profit decreased $4.9 million, or 3.7%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was primarily due to a higher margin site mix in the nine months ended September 30, 2019, driven by the PPA II upgrade that occurred in the nine months ended September 30, 2019, partially offset by $14.2 million of previously deferred revenue that was recognized in the nine months ended September 30, 2020, which was not associated with acceptances or services in the quarter.
Installation Gross Loss
Installation gross loss decreased $3.8 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Excluding stock-based compensation, install gross loss decreased $2.9 million, or 83.3%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 driven by the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect and, the customer's option to complete the installation of our Energy Servers themselves.
Installation gross loss increased $0.7 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Excluding stock-based compensation, install gross loss increased $3.8 million, or 48.2%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, driven by the change in mix of installations driven by site complexity, size, local ordinance requirements, location of utility interconnect and, the customer's option to complete the installation of our Energy Servers themselves.
Service Gross Profit (Loss)
Service gross loss decreased $5.7 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This improvement was due to an increase in service revenue and reduction in cost driven primarily by the timing of our service schedule for power module replacements required in our fleet of installed Energy Servers.
Service gross loss increased $2.4 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily due to an increase in service cost driven primarily by the timing of our service schedule for power module replacements required in our fleet of installed Energy Servers.
Electricity Gross Profit (Loss)
Electricity gross profit (loss) improved $17.0 million, or 145.3%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, mainly due to the $14.6 million of one-time expenses associated with the PPA II upgrade recognized in the three months ended September 30, 2019.
Electricity gross profit (loss) improved $18.6 million, or 289.8%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, mainly due to the $22.7 million of one-time expenses associated with the PPA II upgrade recognized in the nine months ended September 30, 2019.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated
	(dollars in thousands)				(dollars in thousands)
Research and development	$19,231	$23,389	$(4,158)	(17.8)%	$61,887	$82,020	$(20,133)	(24.5)%
Sales and marketing	11,700	17,649	(5,949)	(33.7)%	37,076	56,216	(19,140)	(34.0)%
General and administrative	25,428	36,599	(11,171)	(30.5)%	79,471	119,335	(39,864)	(33.4)%
Total operating expenses	$56,359	$77,637	$(21,278)	(27.4)%	$178,434	$257,571	$(79,137)	(30.7)%
Total Operating Expenses
Total operating expenses decreased $21.3 million, or 27.4%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Included as a component of total operating expenses, stock-based compensation expenses decreased approximately $20.9 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in stock-based compensation expense was primarily attributable to lower stock-based compensation expenses attributed to a one-time employee grant of restricted stock units ("RSUs") awarded prior to our initial public offering (the "IPO") with a performance condition of an IPO of our securities. These RSUs had a two-year vesting period starting on the day of our IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. These RSUs completed their vesting in July of 2020, and stock-based compensation expenses associated with these RSUs decreased quarter-over-quarter until the final vesting date. In addition to the one-time grant, stock-based compensation expense includes some previously granted RSUs with vesting beginning upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, decreased approximately $0.4 million, or 0.9%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Total operating expenses decreased $79.1 million, or 30.7%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Included as a component of total operating expenses, stock-based compensation expenses decreased approximately $79.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in stock-based compensation expense was primarily attributable to lower stock-based compensation expenses attributed to a one-time employee grant of RSUs awarded prior to our IPO with a performance condition of an IPO of our securities. These RSUs had a two-year vesting period starting on the day of our IPO and were issued as an employee retention vehicle to bring our stock-based compensation in line with our peer group. These RSUs completed their vesting in July of 2020, and the stock-based compensation expenses associated with these RSUs decreased quarter-over-quarter until the final vesting date. In addition to the one-time grant, the stock-based compensation expenses include some previously granted RSUs with vesting beginning upon the completion of our IPO. Total operating expenses, excluding stock-based compensation, increased approximately $0.7 million, or 0.5%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily due to compensation related expenses associated with hiring new employees, investments for next generation technology, and fees for restatement related expenses in 2020, offset by a $5.9 million one-time expense in the nine months ended September 30, 2019 associated with the PPA II upgrade.
Research and Development
Research and development expenses decreased approximately $4.2 million, or 17.8%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Included as a component of research and development expenses, stock-based compensation expenses decreased by approximately $2.5 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Total research and development expenses, excluding stock-based compensation expenses, decreased by approximately $1.7 million, or 10.0%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to timing of investments made in our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrids, and new fuel solutions utilizing biogas.

Research and development expenses decreased by approximately $20.1 million, or 24.5%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Included as a component of research and development expenses, stock-based compensation expenses decreased by approximately $18.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Total research and development expenses, excluding stock-based compensation, decreased by approximately $2.0 million, or 4.1%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to timing of investments made in our next generation technology development, sustaining engineering projects for the current Energy Server platform, and investments made for customer personalized applications, such as microgrids, and new fuel solutions utilizing biogas.
Sales and Marketing
Sales and marketing expenses decreased by approximately $5.9 million, or 33.7%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Included as a component of sales and marketing expenses, stock-based compensation expenses decreased by approximately $3.6 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Total sales and marketing expenses, excluding stock-based compensation, decreased by approximately $2.4 million, or 19.9%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Sales and marketing expenses decreased by approximately $19.1 million, or 34.0%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Included as a component of sales and marketing expenses, stock-based compensation expenses decreased by approximately $17.9 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Total sales and marketing expenses, excluding stock-based compensation, decreased by approximately $1.2 million, or 4.1%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.
General and Administrative
General and administrative expenses decreased by approximately $11.2 million, or 30.5%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Included as a component of general and administrative expenses, stock-based compensation expenses decreased by approximately $14.8 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Total general and administrative expenses, excluding stock-based compensation, increased by approximately $3.6 million, or 22.9%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in general and administrative expenses was mainly due to increased personnel costs and fees for SOX compliance activities and debt refinancing.
General and administrative expenses decreased by approximately $39.9 million, or 33.4%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Included as a component of general and administrative expenses, stock-based compensation expenses decreased by approximately $43.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Total general and administrative expenses, excluding stock-based compensation, increased by approximately $3.9 million, or 7.1%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in general and administrative expenses was mainly due to increased personnel costs and fees for restatement related expenses, debt refinancing and SOX compliance activities in 2020, offset by a $5.9 million one-time expense in the nine months ended September 30, 2019 associated with the PPA II upgrade.
Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
		As Restated				As Restated
					(dollars in thousands)
Cost of revenue	$3,568	$7,985	$(4,417)	(55.3)%	$13,811	$36,835	$(23,024)	(62.5)%
Research and development	4,103	6,589	(2,486)	(37.7)%	14,913	33,037	(18,124)	(54.9)%
Sales and marketing	2,234	5,823	(3,589)	(61.6)%	8,358	26,270	(17,912)	(68.2)%
General and administrative	5,830	20,650	(14,820)	(71.8)%	20,303	64,091	(43,788)	(68.3)%
Total stock-based compensation	$15,735	$41,047	$(25,312)	(61.7)%	$57,385	$160,233	$(102,848)	(64.2)%

Total stock-based compensation decreased $25.3 million, or 61.7%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. Of the $15.7 million in stock-based compensation for the three months ended September 30, 2020, approximately $1.5 million was related to one-time employee grants of RSUs that were issued at the time of our IPO and that had a two-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon the completion of our IPO.
Total stock-based compensation decreased $102.8 million, or 64.2%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Of the $57.4 million in stock-based compensation for the nine months ended September 30, 2020, approximately $13.0 million was related to one-time employee grants of RSUs that were issued at the time of our IPO and that had a two-year vesting period. These RSUs provided us an employee retention vehicle to bring our stock-based compensation in line with our peer group. In addition, the stock-based compensation included some previously granted RSUs that vested upon the completion of our IPO.
Other Income and Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2020	2019		2020	2019
		As Restated			As Restated
	(in thousands)
Interest income	$254	$1,214	$(960)	$1,405	$4,799	$(3,394)
Interest expense	(19,902)	(21,323)	1,421	(55,030)	(65,845)	10,815
Interest expense, related parties	(353)	(1,605)	1,252	(2,513)	(4,823)	2,310
Other income (expense), net	(221)	525	(746)	(4,142)	568	(4,710)
Loss on extinguishment of debt	1,220	—	1,220	(12,878)	—	(12,878)
Gain (loss) on revaluation of embedded derivatives	1,505	(540)	2,045	2,201	(1,620)	3,821
Total	$(17,497)	$(21,729)	$4,232	$(70,957)	$(66,921)	$(4,036)
Total Other Expense
Total other expense decreased $4.2 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due a decrease in interest expense with the debt buy-out due to the PPA II and PPA IIIb upgrades.
Total other expense increased $4.0 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily due to the loss on extinguishment of debt of $14.1 million.
Interest Income
Interest income decreased $1.0 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to the decrease in the rates of interest earned on our cash balances.
Interest income decreased $3.4 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to the decrease in the rates of interest earned on our cash balances.
Interest Expense
Interest expense decreased $1.4 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due a decrease in interest expense with the debt buy-out due to the PPA II and PPA IIIb upgrades.
Interest expense decreased $10.8 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due a one-time credit of $4.3 million due to premium amortization on the convertible notes and a decrease in interest expense with the debt buy-out due to the PPA II and PPA IIIb upgrades.

Interest Expense, Related Parties
Interest expense, related parties decreased $1.3 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 due to the normal interest amortization.
Interest expense, related parties decreased $2.3 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 due to the normal interest amortization.
Other Income (Expense), net
Other income (expense), net worsened $0.7 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, due to changes in foreign currency translation expense.
Other income (expense), net worsened $4.7 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due to an impairment in our investment in the Bloom Energy Japan joint venture and changes in foreign currency translation expense.
Loss on Extinguishment of Debt
There was no debt extinguishment in the three months ended September 30, 2020. Loss on extinguishment of debt of $12.9 million was recorded in the nine months ended September 30, 2020. There was no debt extinguishment in the three and nine months ended September 30, 2019.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives improved $2.0 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This improvement was primarily due to the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain (loss) on revaluation of embedded derivatives improved $3.8 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This improvement was primarily due to the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Income tax provision	$7	$136	$(129)	(94.9)%	$272	$602	$(330)	(54.8)%
Income tax provision decreased in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, and was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Income tax provision decreased in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, and was primarily due to fluctuations in the effective tax rates on income earned by international entities.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%

	(dollars in thousands)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	5,922	5,027	$895	17.8%	$17,081	$13,874	$3,207	23.1%
Total loss attributable to noncontrolling interests increased $0.9 million, or 17.8%, in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The net loss increased due to increased losses in our PPA Entities, which are allocated to our noncontrolling interests.
Total loss attributable to noncontrolling interests increased $3.2 million, or 23.1%, in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The net loss increased due to increased losses in our PPA Entities, which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of September 30, 2020, we had an accumulated deficit of approximately $3.1 billion. We have financed our operations, including the costs of acquisition and installation of our Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our common stock, debt financings and cash generated from our operations. As of September 30, 2020, we had $343.1 million of total outstanding recourse debt, $227.2 million of non-recourse debt and $26.6 million of other long-term liabilities. See Note 7, Outstanding Loans and Security Agreements, in Part I, Item 1, Financial Statements for a complete description of our outstanding debt. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $325.2 million and $202.8 million, respectively.
In March 2020, we successfully extended the maturity of our outstanding 10% Convertible Notes, our 10% Constellation Note and additionally entered into a note purchase agreement to issue $70.0 million of 10.25% Senior Secured Notes due 2027 in a private placement that was subsequently completed on May 1, 2020. Since then, the 10% Convertible Notes and the 10% Constellation Note were converted into equity and the potential liabilities associated with these notes have been extinguished. In August 2020, we issued the Green Notes and in October 2020, we sent a notice of redemption for the 10% Senior Secured Notes and the redemption date is expected to occur on November 8, 2020. The combination of our existing cash and cash equivalents, and the issuance of the Green Notes, are expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs and we do not expect that it will be necessary to access capital markets for cash to operate our business for the next 12 months. If the impact of COVID-19 to our business and financial position is more extensive than expected, we may access capital markets opportunistically to continue to improve our capital structure if market conditions are favorable. As of September 30, 2020, the current portion of our total debt is $129.7 million.
Additionally, the impact of COVID-19 on our ability to execute our business strategy and on our financial position and results of operation is uncertain. Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our products, the timing of receipt by us of distributions from our PPA Entities and overall economic conditions including the impact of COVID-19 on our future operations, as described in the COVID-19 Pandemic section above. We do not expect to receive significant cash distributions from our PPA Entities. For further discussion on our PPA Entities, see Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.
Cash Flows
A summary of our sources and uses of cash, cash equivalents and restricted cash is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
		As Restated
Net cash provided by (used in):
Operating activities	$(79,990)	$141,485
Investing activities	(33,066)	63,332
Financing activities	240,037	(127,427)
Net cash provided by (used in) our PPA Entities, which are incorporated into the condensed consolidated statements of cash flows for the three months ended September 30, 2020 and 2019, was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019

PPA Entities ¹
Net cash provided by PPA operating activities	$15,676	$233,152
Net cash used in PPA financing activities	(17,217)	(148,241)

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
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 was $80.0 million and was primarily the result of net cash loss of $37.6 million plus the net increase in working capital of $42.4 million. Net cash loss is primarily comprised of a net loss of $147.5 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of $38.9 million; (ii) impairment of equity method investment of $4.2 million; (iii) a gain on revaluation of derivative contracts of $2.3 million; (iv) stock-based compensation of $57.4 million; and (v) net loss on extinguishment of debt of $11.8 million; net of (vi) recovery of debt issuance cost of $0.2 million. Net cash used by changes in working capital consisted primarily of increases in: (i) accounts receivable of $12.7 million; (ii) inventories of $22.8 million; (iii) prepaid expenses and other current assets of $2.6 million; and (iv) other long-term assets of $3.2 million; plus decreases in: (v) deferred revenue and customer deposits of $15.7 million; and (iv) other long-term liabilities of $2.8 million. These uses of cash from working capital were mostly offset by decreases in: (i) deferred cost of revenue of $1.6 million; and (ii) customer financing receivable and other of $3.8 million; plus increases in: (iii) accounts payable of $8.7 million; and (iv) accrued expenses and other current liabilities of $3.9 million.
Net cash provided by operating activities for the nine months ended September 30, 2019 was $141.5 million and was the result of net cash earnings of $26.6 million plus net decrease in working capital of $114.9 million. Net cash earnings is primarily comprised of a net loss of $252.5 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of approximately $64.9 million; (ii) write-off of property, plant and equipment, net of $3.0 million; (iii) write-off of PPA II decommissioned assets of $25.6 million; (iv) debt make-whole payment reclassification of $5.9 million; (v) revaluation of derivatives contracts of $3.0 million; (vi) stock-based compensation of $160.2 million; and (vii) amortization of debt issuance cost of $16.3 million. Net cash provided by changes in working capital consisted primarily of decreases in: (i) accounts receivable of $63.4 million; (ii) customer financing receivable and other of $4.1 million; and (iv) prepaid expenses and other current assets of $8.1 million; and (iii) other long-term assets of $1.3 million; plus increases in: (v) (iii) accounts payable of $14.2 million; accrued expenses and other current liabilities of $5.2 million; (vi) deferred revenue and customer deposits of $22.3 million; and (vi) other long term liabilities of $4.6 million. These sources of cash from working capital were partially offset by increases in: (i) inventory of $1.8 million; and (ii) deferred cost of revenue of $2.3 million; plus a decrease in: (iii) accrued warranty of $4.1 million.
Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2020 was $33.1 million entirely related to the purchase of long-lived assets.
Net cash provided by investing activities in the nine months ended September 30, 2019 was $63.3 million, which was primarily the result of net proceeds from maturities of marketable securities of $104.5 million, partially offset by $41.2 million used for the purchase of long-lived assets.
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2020 was $240.0 million, which included borrowings from issuance of debt of $300.0 million, borrowings from issuance of debt to related parties of $30.0 million, proceeds from financing obligations of $14.8 million, and proceeds from issuance of common stock of $12.7 million. This was partially offset by repayment of debt of $94.7 million, debt issuance costs of $13.2 million, repayment of financing obligations of $7.8 million, and distributions paid to our PPA Entity Investors of $6.1 million.
Net cash used in financing activities in the nine months ended September 30, 2019 was $127.4 million and resulted primarily from distributions paid to our PPA Entity Investors of $9.4 million, and repayments of long-term debt of $95.0 million, the debt make-whole payment reclassification of $5.9 million, payments to noncontrolling and redeemable noncontrolling interests of $43.7 million, and distributions to noncontrolling and redeemable noncontrolling interests of $9.4 million, partially offset by proceeds from the issuance of common stock of $12.6 million and the net proceeds from financing obligations of $13.9 million.

Outstanding Loans and Security Agreements
The following is a summary of our debt as of September 30, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

LIBOR + 4% term loan due November 2020	$286	$278	$—	$278	$—
10% convertible promissory notes due December 2021	96,209	99,379	—	99,379	—
10% notes due July 2024	79,000	16,000	60,743	76,743	—
10.25% notes due March 2027	70,000		68,526	68,526
Total recourse debt	475,495	115,657	227,481	343,138	—
7.5% term loan due September 2028	35,087	2,696	29,522	32,218	—
6.07% senior secured notes due March 2030	78,710	3,695	74,151	77,846	—
LIBOR + 2.5% term loan due December 2021	117,947	7,609	109,536	117,145	—
Letters of Credit due December 2021	—	—	—	—	968
Total non-recourse debt	231,744	14,000	213,209	227,209	968
Total debt	$707,239	$129,657	$440,690	$570,347	$968
In August 2020, we issued the Green Notes. The Green Notes had a face value of $200.0 million and included a “Greenshoe Option” of up to $30.0 million, which was fully exercised by the initial purchaser, resulting in net proceeds to us after offering expenses of $220.1 million and resulted in new debt totaling $230.0 million. The primarily purpose and use of the proceeds from the Green Notes was to call and retire earlier issued notes that were priced at higher rates of interest and with other consideration.
In August 2020, we called a portion of the 10% Convertible Notes, which totaled $153.1 million, and the holders of those notes then chose to convert those notes to equity in place of receiving cash. With the holders exercising this option, in September 2020, we then issued 19.1 million shares of our Class B common stock, which was subsequently converted to Class A common stock.
In September 2020, we called the remaining portion of the 10% Convertible Notes due 2021, which totaled $96.2 million. In October 2020, the holders of those remaining notes chose to convert to equity in lieu of receiving cash. With the holders exercising this option, in October 2020, we issued 12.0 million shares of our Class B common stock, which was subsequently converted to Class A common stock.
In October 2020, we called our 10% Notes, with a face value of $70.0 million. After redemption fees, accrued and unpaid interest, we expect to pay $84.3 million during November 2020.
These transactions improve our overall financial condition and our working capital, while reducing interest expense. The changes in our overall debt structure are expected to reduce our debt service from more than $44 million to under $13 million annually, resulting in an improved working capital position.
For additional information, see Note 7, Outstanding Loans and Security Agreements and Note 17, Subsequent Events of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA entities that is non-recourse to Bloom as of September 30, 2020:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt[1]	$475,495	$112,495	$44,034	$281,385	$37,581
Non-recourse debt[2]	231,745	13,999	127,135	22,694	67,916
Operating leases	54,722	9,647	13,207	12,858	19,010
Service arrangements	2,167	1,308	859	—	—
Financing obligations	294,514	39,692	82,200	79,241	93,381
Natural gas fixed price forward contracts	3,245	2,708	537	—	—
Grant for Delaware facility	10,469	1,257	9,212	—	—
Interest rate swap	17,272	2,075	5,410	4,558	5,229
Supplier purchase commitments	1,201	562	639	—	—
Renewable energy credit obligations	566	483	83	—	—
Asset retirement obligations	500	500	—	—	—
Total	$1,091,896	$184,726	$283,316	$400,736	$223,117
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

Off-Balance Sheet Arrangements
We include in our condensed consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. For additional information, see Note 13, Power Purchase Agreement Programs, in Part I, Item 1, Financial Statements.
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal year ended December 31, 2020. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 for a more complete discussion of the market risks we encounter.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective because of the material weakness described below.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness, whereby we did not design and maintain an effective control environment with a sufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine transactions commensurate with our financial reporting requirements. This material weakness resulted in errors in the accounting for certain transactions, which resulted in a restatement of our consolidated financial statements as of and for the year ended December 31, 2018, as of and for the three month period ended March 31, 2019, as of and for the three and nine month periods ended June 30, 2019 and 2018 and as of and for the three and nine month periods ended September 30, 2019 and 2018, and revisions to our consolidated financial statements as of and for the year ended December 31, 2017 and as of and for the three month period ended March 31, 2018. This material weakness will also result in revisions to our consolidated financial statements as of and for the years ended December 31, 2019 and 2018, when those periods are next reported.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
This Risk Factor section is divided by topic for ease of reference as follows: Risks Related to Our Business, Industry and Sales; Risks Related to Our Products and Manufacturing; Risks Related to Government Incentive Programs; Risks Related to Legal Matters and Regulations; Risks Related to Our Intellectual Property; Risks Related to Our Financial Condition and Operating Results; Risks Related to Our Liquidity; Risks Related to Our Operations; and Risks Related to Ownership of Our Common Stock.
Risks Related to Our Business, Industry and Sales
The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance.
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
Our sales cycle is typically 12 to 18 months but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our product and our technology. The period between initial discussions with a potential customer and the eventual sale of even a single product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process that may further extend the sales cycle. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. Generally, the time between the entry into a sales contract with a customer and the installation of our Energy Servers can range from nine to twelve months or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and long installation cycles, we may expend significant resources without having certainty of generating a sale.
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
Our Energy Servers have significant upfront costs. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly (including customers who are unable to optimize the use of the tax credits available to purchasers of our Energy Servers) and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed the Traditional Lease, Managed Services and PPA Programs. Our PPA Program, in which financing the cost of the Energy Server is provided by an Operating Company and funded by an Investment Company, was in the past financed by us and/or in combination with Equity Investors, and tax equity partnerships in the PPA Entities. In recent periods, the substantial majority of our end customers have elected to finance their purchases through Third Party PPA transactions, which are financed by Equity Investors and tax equity partnerships in the PPA Entities and not financed by us. As of September 30, 2020, we still had not secured funding for all of our planned installations in 2021. If we are not able to secure funding in a timely fashion, our results of operations and financial condition will be negatively impacted.
We will need to grow committed financing capacity with existing partners or attract additional partners to support our growth. Generally, at any point in time, the deployment of a portion of our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including the Equity Investors ability to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. Additionally, the Traditional Lease option and the Managed Services Financing option, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the Energy Servers or our performance of our obligations under the customer agreement. To the extent we are unable to arrange future financings for any of our current projects, our business would be negatively impacted.
In attempting to attract new customers to support our growth, we are constantly innovating our customer contracts. These new types of product offerings may require us to find partners willing to finance these new projects, which may have different terms and financing conditions from prior transactions. If the terms of these transactions or the structure of these projects fails to attract financiers, we may not be able to proceed with growing our business and our potential for growth may be limited.

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
If we are unable to procure financing partners willing to finance deployments of our products or if the cost of such financing exceeds our estimates, our business would be negatively impacted.
The economic benefits of our Energy Servers to our customers depend on the cost of electricity available from alternative sources including local electric utility companies, which cost structure is subject to change.
We believe that a customer’s decision to purchase our Energy Servers is significantly influenced by the price, the price predictability of electricity generated by our Energy Servers in comparison to the retail price, and the future price outlook of electricity from the local utility grid and other energy sources. The economic benefit of our Energy Servers to our customers includes, among other things, the benefit of reducing such customer’s payments to the local utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in these rates may affect the relative benefits of our Energy Servers. Even in markets where we are competitive today, rates for electricity could decrease and render our Energy Servers uncompetitive. Several factors could lead to a reduction in the price or future price outlook for grid electricity, including the impact of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal or natural gas) and technological developments by others in the electric power industry, which could result in electricity being available at costs lower than those that can be achieved from our Energy Servers. If the retail price of grid electricity does not increase over time at the rate that we or our customers expect, it could reduce demand for our Energy Servers and harm our business.
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
Because our Energy Servers are designed to operate at a constant output twenty-four hours a day, seven days a week, and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs and fees, interconnection agreements and net metering requirements are subject to changes in availability and terms and some jurisdictions do not allow interconnections or export at all. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate or in which we anticipate expanding into in the future could adversely affect the demand for our Energy Servers. For example, in California, changes are expected in the eligibility requirements for the net metering tariffs applicable to fuel cells that are currently in effect from investor-owned utilities. Although we are and will continue to remain an active participant in regulatory proceedings addressing such requirements, we cannot predict the outcome of the proceedings.

We currently face and will continue to face significant competition.
We compete for customers, financing partners, and incentive dollars with other electric power providers. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have: longer operating histories; customer incumbency advantages; access to and influence with local and state governments; and access to more capital resources than us. Significant developments in alternative technologies, such as energy storage, wind, solar, or hydro power generation, or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion, or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited, which would adversely affect our business results.
We derive a substantial portion of our revenue and backlog from a limited number of customers, and the loss of or a significant reduction in orders from a large customer could have a material adverse effect on our operating results and other key metrics.
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, in the year ended December 31, 2019, two customers, The Southern Company and SK E&C accounted for approximately 34% and 23% of our total revenue, respectively. A unit of The Southern Company wholly owns a Third-Party PPA, and that entity purchases Energy Servers, which are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer would materially and adversely affect our business results.
Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion.
We continue to develop products for emerging markets and, as we move into those markets, we may need to identify new business partners in order to facilitate such development and expansion. Identifying new business and development partners is a lengthy process and is subject to significant risks and uncertainties. If we are unable to identify reliable partners in a new market or are unable to negotiate mutually-acceptable terms to form the basis of new partnership arrangements, our ability to expand our business could be limited and our financial condition and results of operations could be harmed
Risks Related to Our Products and Manufacturing
Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
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

We have experienced COVID-19 related delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers and adversely impact our cash flows and results of operations including revenue. To date, we have been able to offset any issues with alternative suppliers, but in the future, it may not be possible to find replacement products or supplies, and ongoing delays could affect our business and growth. For example, particular suppliers on which we rely were shut down, and we were not able to obtain the needed parts. While we have identified and qualified alternative suppliers for these parts, we may experience future disruptions in the availability or price of these or other parts, and we cannot guarantee that we will succeed in finding alternate suppliers that are able to meet our needs. In addition, international air and sea logistics systems have been heavily impacted by the COVID-19 pandemic. Air carriers have significantly reduced their passenger and air freight capacity, and many ports are either temporarily closed or have reduced their hours of operation. Actions by government agencies may further restrict the operations of freight carriers, which would negatively impact our ability to receive the parts and supplies we need to manufacture our Energy Servers or to deliver them to our customers.
We also rely on third party financing for our customers’ purchases of our Energy Servers. If third party financiers experience liquidity problems or elect to suspend or cancel investments in our projects, we may be unable to secure financing for our customer purchases, which in turn would impact our ability to deploy our Energy Servers and impact our cash flows and results of operations, including revenue. We believe the current environment may also increase the time to solidify new relationships, which could impact the time required to achieve funding. Our ability to obtain financing for our Energy Servers also partly depends on the creditworthiness of our customers. Some of our current and prospective customers’ credit ratings have recently fallen, which may make it difficult for us to obtain financing for their use of an Energy Server. For current customers whose Energy Servers are not yet installed, an inability to obtain financing may impact our cash flows and results of operations including revenue. For prospective customers, it may decrease demand for our Energy Servers if financing is not available in light of their credit. If our customers cannot obtain financing to purchase our Energy Servers, our cash flow and results of operations including revenue will be adversely affected. Although the impact of the COVID-19 pandemic on our ability to obtain financing for our customers’ use of our Energy Servers has not yet had a significant impact on our business, delays in obtaining financing for our Energy Servers would lead to a decrease in our cash flows and results of operations, including revenue. Furthermore, in cases where the inability to obtain financing only becomes apparent after we have installed an Energy Server, there would be no offsetting decrease in our expenses.
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
We cannot predict with certainty at this time the full extent to which the COVID-19 pandemic will impact our business, cash flows and results of operations including revenue. It will depend on many factors. These include, among others, the extent of harm to public health, the willingness of our employees to travel and work in our manufacturing facilities and at our service and installation sites even if permitted to do so, the disruption to the global economy and to our supply base and potential customer base, and impacts on liquidity and the availability of capital. We are staying in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.
Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner.
To the extent we are successful in growing our business, we may need to increase our production capacity. For example, our current manufacturing capacity is not sufficient to meet our planned 2021 production targets and we are currently seeking to expand our capacity. Our ability to plan, construct, and equip additional manufacturing facilities is subject to significant risks and uncertainties, including the following:
•The expansion or construction of any manufacturing facilities will be subject to the risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside our control, which may include delays in government approvals, burdensome permitting conditions, and delays in the delivery of manufacturing equipment and subsystems that we manufacture or obtain from suppliers.
•In order for us to expand internationally, we have entered into joint venture agreements that have allowed us to add manufacturing capability outside of the United States. Adding manufacturing capacity in any international location will subject us to new laws and regulations including those pertaining to labor and employment, environmental and export / import. In addition, it brings with it the risk of managing larger scale foreign operations.
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
If we are unable to expand our manufacturing facilities, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. In addition, if any of our supply chain partners suffer from capacity constraints, deployment delays, work stoppages or any other reduction in output, we may be unable to meet our delivery schedule, which could result in lost revenue and deployment delays that could harm our business and customer relationships. If the demand for our Energy Servers or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and our results of operations.
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
We must continue to reduce the manufacturing costs for our Energy Servers to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. While we have been successful in reducing our manufacturing and services costs to date, the cost of components and raw materials, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new electricity markets (in which the price of electricity from the grid is lower) while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.

If our Energy Servers contain manufacturing defects, our business and financial results could be harmed.
Our Energy Servers are complex products and they may contain undetected or latent errors or defects. In the past, we have experienced latent defects only discovered once the Energy Server is deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide us with components or materials that meet our specifications could introduce defects into our products. As we grow our manufacturing volume, the chance of manufacturing defects could increase. In addition, new product introductions or design changes made for the purpose of cost reduction, performance improvement, fulfilling new customer requirements or improved reliability could introduce new design defects that may impact Energy Server performance and life. Any design or manufacturing defects or other failures of our Energy Servers to perform as expected could cause us to incur significant service and re-engineering costs, divert the attention of our engineering personnel from product development efforts, and significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
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
Field conditions, such as the quality of the natural gas supply and utility processes, which vary by region and may be subject to seasonal fluctuations or environmental factors such as smoke from wild fires, have affected the performance of our Energy Servers and are not always possible to predict until the Energy Server is in operation. Although we believe we have designed new generations of our Energy Servers to better withstand the variety of field conditions we have encountered, as we move into new geographies and deploy new service configurations, we may encounter new and unanticipated field conditions. Adverse impacts on performance may require us to incur significant service and re-engineering costs or divert the attention of our engineering personnel from product development efforts. Furthermore, we may be unable to adequately address the impacts of factors outside of our control in a manner satisfactory to our customers. Any of these circumstances could significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
If our estimates of the useful life for our Energy Servers are inaccurate or we do not meet our warranties and performance guaranties, or is we fail to accrue adequate warranty and guaranty reserves, our business and financial results could be harmed.
We offer certain customers the opportunity to renew their O&M agreements on an annual basis, for up to 30 years, at prices predetermined at the time of purchase of the Energy Server. We also provide warranties and performance guaranties covering the efficiency and output performance of our Energy Servers. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the useful life of our Energy Servers and their components, including assumptions regarding improvements in power module life that may fail to materialize. We do not have a long history with a large number of field deployments, especially for new product introductions, and our estimates may prove to be incorrect. Failure to meet these warranty and performance guaranty levels may require us to replace the Energy Servers at our expense or refund their cost to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance, capped at a percentage of the relevant equipment purchase prices. We accrue for product warranty costs and recognize losses on service or performance warranties when required by U.S. GAAP based on our estimates of costs that may be incurred and based on historical experience. However, as we expect our customers to renew their O&M agreements each year, the total liability over time may be more than the accrual. Actual warranty expenses have in the past been and may in the future be greater than we have assumed in our estimates, the accuracy of which may be hindered due to our limited history operating at our current scale.
As of September 30, 2020, we had a total of 30 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total acceptances, net of 526 megawatts. None of these early generation servers are recognized as our property, plant and equipment. We expect that our deployed early generation Energy Servers, if not upgraded with our more current generation power modules, may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements with respect to those servers. Further, the Energy Servers held on our consolidated financial statements, including those acquired through our Managed Services Financing option and our PPA Programs, could be impaired or have their useful life shortened in the future if adequate maintenance services are not performed or if a determination is made to upgrade the Energy Servers.

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
We rely on a limited number of third-party suppliers for some of the raw materials and components for our Energy Servers, including certain rare earth materials and other materials that may be of limited supply. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand or if our suppliers are unable or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), our results of operations could be materially and negatively impacted. If we fail to develop or maintain our relationships with our suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our Energy Servers or our Energy Servers may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our Energy Servers to our customers within required time frames and cause order cancellations. We have had to create our own supply chain for some of the components and materials utilized in our fuel cells. We have made significant expenditures in the past to develop our supply chain. In many cases, we entered into contractual relationships with suppliers to jointly develop the components we needed. These activities are time and capital intensive. Accordingly, the number of suppliers we have for some of our components and materials is limited and, in some cases, sole sourced. In addition, some of our suppliers use proprietary processes to manufacture components. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all, as replacing these suppliers could require us either to make significant investments to bring the capability in-house or to invest in a new supply chain partner. Some of our suppliers are smaller, private companies, heavily dependent on us as a customer. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components needed to support our planned sales and services operations, which would negatively impact our sales volumes and cash flows.
Moreover, we have in the past and may in the future experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained (particularly China and Taiwan), changes in the general macroeconomic outlook, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies such as the COVID-19 pandemic, civil strife, strikes, insurrections, acts of terrorism, acts of war, or natural disasters. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our Energy Servers or increase their costs or service costs of our existing portfolio of Energy Servers under maintenance services agreements. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our Energy Servers to our customers within required time frames, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs, and cause damage to our reputation.
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
We have entered into long-term supply agreements with certain suppliers. Some of these supply agreements provide for fixed or inflation-adjusted pricing, substantial prepayment obligations and in a few cases, supplier purchase commitments. These arrangements could mean that we end up paying for inventory that we did not need or that was at a higher price than the market. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and are private companies that may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers or whether we may secure new long-term supply agreements. Additionally, many of our parts and materials are procured from foreign suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations such as taxes, tariffs, or quotas. Any of the foregoing could materially harm our financial condition and our results of operations.
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
Our business is dependent on the availability of raw materials and components for our Energy Servers, particularly electrical components common in the semiconductor industry, specialty steel products / processing and raw materials. Tariffs imposed on steel and aluminum imports have increased the cost of raw materials for our Energy Servers and decreased the available supply. Additional new tariffs or other trade protection measures that are proposed or threatened and the potential escalation of a trade war and retaliation measures could have a material adverse effect on our business, results of operations and financial condition.
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

Risks Related to Government Incentive Programs
Our business currently depends on the availability of rebates, tax credits and other financial programs and incentives, and the reduction, modification, or elimination of such benefits could cause our revenue to decline and harm our financial results.
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the United States also provide incentives to end users and purchasers of our Energy Servers. We currently have operations and sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, our "Asia Pacific region"), where in some locations such as the Republic of Korea, Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in twelve U.S. states, each of which may have its own enabling policy framework. We rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of the Energy Servers to our customers in the U. S. and the Asia Pacific region. Financiers and Equity Investors in our PPA Programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
For example, the RPS is scheduled to be replaced at the end of 2021 with the Hydrogen Portfolio Standard (“HPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the HPS to require 100% hydrogen as an input fuel for fuel cell projects. The Ministry of Trade, Industry, and Economy is running a stakeholder process in 2021 to determine the specifics of the HPS incentive mechanism. In the nine months ended September 30, 2020, our revenue in the Republic of Korea accounted for 29% of our total revenue. Therefore, if sales of our Energy Servers to this market decline in the future, this may have a material adverse effect on our financial condition and results of operations.
As another example, the previous federal ITC, a federal tax incentive for fuel cell production, expired on December 31, 2016. Without the availability of the ITC benefit incentive, we lowered the price of our Energy Servers to ensure the economics to our customers would remain the same as it was prior to losing the ITC benefit, adversely affecting our gross profit. While the ITC was reinstated by the U.S Congress on February 9, 2018 and made retroactive to January 1, 2017, under current law it will phase out on December 31, 2022, as noted below:
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
As another example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. The FC NEM tariffs will not be available for new installations after December 31, 2021 and installations that are currently on FC NEM tariffs will have to meet more stringent standards regarding the emissions of greenhouse gases that are under development in order to remain eligible for the FC NEM tariffs. Although we are working to ensure that that an acceptable substitute to FC NEM is put in place prior to December 31, 2021, it is not certain that our efforts will be successful. If our customers are unable to interconnect under the FC NEM tariffs the costs of interconnection may increase and such increase may negatively impact demand for our products. Additionally, the uncertainty regarding the requirements for continued service under the FC NEM tariffs may negatively impact the perceived value or risks of our products, which may negatively impact demand for our products.
Changes in the availability of rebates, tax credits, and other financial programs and incentives could reduce demand for our Energy Servers, impair sales financing, and adversely impact our business results. The continuation of these programs and incentives depends upon political support which to date has been bipartisan and durable. Nevertheless, one set of political activists aggressively seeks to eliminate these programs while another set seeks to deny access to these programs and incentives for any technology that relies on natural gas, regardless of the technology’s positive contribution to reducing air pollution, reducing carbon emissions or enabling electric service to be more reliable and resilient.
We rely on tax equity financing arrangements to realize the benefits provided by investment tax credits and accelerated tax depreciation and in the event these programs are terminated, our financial results could be harmed.
We expect that any Energy Server deployments through certain of our financed transactions will receive capital from Equity Investors who derive a significant portion of their economic returns through tax benefits. Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System ("MACRS") or bonus depreciation, until the Equity Investors achieve their respective agreed rates of return. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history, lack of profitability and that we are only the party who can perform operations and maintenance on our Energy Servers have made it difficult to attract investors in the past. Our ability to obtain additional financing in the future depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers, and the continued availability of tax benefits applicable to our Energy Servers. In addition, conditions in the general economy and financial and credit markets may result in the contraction of available tax equity financing. If we are unable to enter into tax equity financing agreements with attractive pricing terms, or at all, we may not be able to obtain the capital needed to fund our financing programs or use the tax benefits provided by the ITC and MACRS depreciation, which could make it more difficult for customers to finance the purchase of our Energy Servers. Such circumstances could also require us to reduce the price at which we are able to sell our Energy Servers and therefore harm our business, our financial condition, and our results of operations.
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
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams per liter. A small amount of benzene found in the public natural gas supply (equivalent to what is present in one gallon of gasoline in an automobile fuel tank, which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers that are typically replaced once every 18 to 24 months by us from customers’ sites. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers relying upon a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although over the years and with the approval of two states, we believed that we operated under the exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. However, EPA has asked us to show cause why it should not collect approximately $1.0 million in fines from us for the prior period. In order to put this matter behind us and with no admission of law or fact, we agreed to a consent agreement that was ratified and incorporated by reference into a final order that was entered by an Environmental Appeals Judge for EPA’s Environmental Appeals Board in May of 2020. Additionally, a nominal penalty was paid to a state agency under that state’s environmental laws relating to the operation of our Energy Server under the exemption prior to the issuance of the revised EPA guidance.
Another example relates to the very small amounts of chromium in hexavalent form ("CR+6"), which our Energy Servers emit at nanometer scale. This occurs any time a steel super alloy is exposed to high temperatures. CR+6 is found in small concentrations in the air generally. However, exposure to high or significant concentrations over prolonged periods of time can be carcinogenic. While the small amount of chromium emitted by our Energy Servers is initially in the hexavalent form, it converts to a non-toxic trivalent form, or CR+3, rapidly after it leaves the Energy Server. In tests we have conducted, air measurements taken 10 meters from an Energy Server show that the CR+6 is largely converted.
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
Several states in which we currently operate, including California, require permits for emissions of hazardous air pollutants based on the quantity of emissions, most of which require permits only for quantities of emissions that are higher than those observed from our Energy Servers. Other states in which we operate, including New York, New Jersey, and North Carolina, have specific exemptions for fuel cells. Some states in which we operate have CR+6 limits that are an order of magnitude over our operating range. Within California, the Bay Area Air Quality Management District requires a permit for emissions that are more than 0.00051 lbs/year. Other California regulations require that levels of CR+6 be below 0.00005 µg/m³, which is the level required by Proposition 65 and which requires notification of the presence of CR+6 unless it can be shown to be at levels that do not pose a significant health risk. We have determined that the standards applicable in California in this regard are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date, therefore, deployment of our solution has been focused on California's standards.

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
Furthermore, we have not yet determined whether our Energy Servers will satisfy regulatory requirements in the other states in the United States and in international locations in which we do not currently sell Energy Servers but may pursue in the future.
As a fossil fuel-based technology, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
Although the current generation of our Energy Servers running on natural gas produce nearly 50% less carbon emissions compared to the average of U.S. combustion power generation, the operation of our Energy Servers does produce carbon dioxide ("CO2"), which has been shown to be a contributing factor to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes (or a lack of change to comprehensively recognize the risks of climate change and recognize the benefit of our technology as one means to maintain reliable and resilient electric service with a lower greenhouse gas emission profile) in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers, or we could be prohibited from completing new installations or continuing to operate existing projects. Certain municipalities in California have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.

Existing regulations and changes to such regulations impacting the electric power industry may create technical, regulatory, and economic barriers, which could significantly reduce demand for our Energy Servers or affect the financial performance of current sites.
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
A law governing the sale of electricity from the Delaware Project was necessary to implement part of several incentives that Delaware offered to us to build our major manufacturing facility ("Manufacturing Center") in Delaware. Those incentives have proven controversial in Delaware, in part because our Manufacturing Center, while a significant source of continuing manufacturing employment, has not expanded as quickly as projected. The opposition to the Delaware Project is an example of potentially material risks associated with electric power regulation.
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
We may in the future become subject to product liability claims. Our Energy Servers are considered high energy systems because they use flammable fuels and may operate at 480 volts. Although our Energy Servers are certified to meet ANSI, IEEE, ASME, and NFPA design and safety standards, if an Energy Server is not properly handled in accordance with our servicing and handling standards and protocols, there could be a system failure and resulting liability. These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about us and our Energy Servers, which could harm our brand, our business prospects, and our operating results. While we maintain product liability insurance, our insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our business and our financial condition.

Current or future litigation or administrative proceedings could have a material adverse effect on our business, our financial condition and our results of operations.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For information regarding pending legal proceedings, please see Part II, Item 1, Legal Proceedings and Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements. In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the development of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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
Risks Related to Our Intellectual Property
Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
Although we have taken many protective measures to protect our trade secrets including agreements, limited access, segregation of knowledge, password protections, and other measures, policing unauthorized use of proprietary technology can be difficult and expensive. For example, many of our engineers reside in California where it is not legally permissible to prevent them from working for a competitor, if and when, one should exist. Also, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights, our business, our prospects, and our reputation.
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

In connection with our planned expansion into new markets, we may need to develop relationships with new partners, including project developers and/or financiers who may require access to certain of our intellectual property in order to mitigate perceived risks regarding our ability to service their projects over the contracted project duration. If we are unable to come to agreement regarding the terms of such access or find alternative means to address this perceived risk, such failure may negatively impact our ability to expand into new markets. Alternatively, we may be required to develop new strategies for the protection of our intellectual property, which may be less protective than our current strategies and could therefore erode our competitive position.
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
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights and by seeking licenses or injunctions. Several of the proprietary components used in our Energy Servers have been subjected to infringement challenges in the past. We also generally indemnify our customers against claims that the products we supply don't infringe, misappropriate, or otherwise violate third party intellectual property rights, and we therefore may be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:
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
Risks Related to Our Financial Condition and Operating Results
We have incurred significant losses in the past and we may not be profitable for the foreseeable future.
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of September 30, 2020, we had an accumulated deficit of $3.1 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:
•the timing of installations, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health, and safety requirements, weather, the COVID-19 pandemic or such other health emergency, and customer facility construction schedules;
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
Our revenue-generating transactions include the Traditional lease option, Managed Services Financings, sales to international channel partners, and PPA transactions, all of which are accounted for differently in our financial statements. Many of the accounting rules related to our financing transactions are complex and require experienced and highly skilled personnel to review and interpret the proper accounting treatment with respect thereto. Competition for senior finance and accounting personnel in the San Francisco Bay Area who have public company reporting experience is intense, and if we are unable to recruit and retain personnel with the required level of expertise to evaluate and accurately classify our revenue-producing transactions, our ability to accurately report our financial results may be harmed.
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
We identified a material weakness in our internal control over financial reporting at December 31, 2019 related to the accounting for and disclosure of complex or non-routine transactions. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and an accurate basis may adversely affect the market price of our Class A common stock.
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

To comply with Section 404B, we may incur substantial costs, expend significant management time on compliance-related issues, and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404B in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock. For further discussion on Section 404 compliance, see our Risk Factor below entitled: "We will no longer be an emerging growth company beginning on December 31, 2020, after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies."
Our ability to use our deferred tax assets to offset future taxable income may be subject to limitations that could subject our business to higher tax liability.
We may be limited in the portion of net operating loss carryforwards ("NOLs") that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Our NOLs will expire, if unused, beginning in 2022 and 2028, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Changes in our stock ownership as well as other changes that may be outside of our control could result in ownership changes under Section 382 of the Code, which could cause our NOLs to be subject to certain limitations. Our NOLs may also be impaired under similar provisions of state law. Our deferred tax assets, which are currently fully reserved with a valuation allowance, may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
Risks Related to Our Liquidity
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
As of September 30, 2020, we and our subsidiaries had approximately $570.3 million of total consolidated indebtedness, of which an aggregate of $343.1 million represented indebtedness that is recourse to us, of which $115.7 million is classified as current and $227.4 million is classified as non-current. Of this $343.1 million in debt, $76.7 million represented debt under our 10% Notes, and $99.5 million represented debt under our 10% Convertible Notes, $68.6 million represented debt under our 10.25% Senior Secured Notes, and $98.3 million represented debt under the Green Notes. In addition, our PPA Entities’ outstanding indebtedness of $227.2 million represented indebtedness that is non-recourse to us. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things:
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

Our debt agreements and our PPA Entities’ debt agreements require the maintenance of financial ratios or the satisfaction of financial tests such as debt service coverage ratios and consolidated leverage ratios. Our and our PPA Entities’ ability to meet these financial ratios and tests may be affected by events beyond our control and, as a result, we cannot assure you that we will be able to meet these ratios and tests. Upon the occurrence of certain events to us, including a change in control, a significant asset sale or merger or similar transaction, our liquidation or dissolution or the cessation of our stock exchange listing, each of which may constitute a fundamental change under the outstanding notes, holders of certain of the notes have the right to cause us to repurchase for cash any or all of such outstanding notes. We cannot provide assurance that we would have sufficient liquidity to repurchase such notes. Furthermore, our financing and debt agreements contain events of default. If an event of default were to occur, the trustee or the lenders could, among other things, terminate their commitments and declare outstanding amounts due and payable and our cash may become restricted. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our indebtedness if such amounts were accelerated upon an event of default. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may, as a result, be accelerated and become due and payable as a consequence. We may be unable to pay these debts in such circumstances. We cannot provide assurance that the operating and financial restrictions and covenants in these agreements will not adversely affect our ability to finance our future operations or capital needs, or our ability to engage in other business activities that may be in our interest or our ability to react to adverse market developments.
As of September 30, 2020, we and our subsidiaries have approximately $570.3 million of total consolidated indebtedness, including $129.7 million in short-term debt and $440.7 million in long-term debt. Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control.
We may not be able to generate sufficient cash to meet our debt service obligations.
Our ability to generate sufficient cash to make scheduled payments on our debt obligations will depend on our future financial performance and on our future cash flow performance, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control.
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
Three of our PPA Entities are structured in a manner such that, other than the amount of any equity investment we have made, we do not have any further primary liability for the debts or other obligations of the PPA Entities. All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. In three cases, if our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Under PPA IV’s note purchase agreement, PPA IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA IV to prepay all remaining amounts owed under PPA IV’s project debt. The obligations under PPA IV have not been triggered as of September 30, 2020.
Risks Related to Our Operations
We may have conflicts of interest with our PPA Entities.
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, a PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of September 30, 2020, conflicts of interest may arise in the future that cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
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
As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the year ending December 31, 2020, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2021 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in our Annual Report on the Form 10-K for the year ending December 31, 2020 and proxy statement for our 2021 annual meeting of stockholders. We expect that our transition from “emerging growth company” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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
Risks Related to Ownership of Our Common Stock
The stock price of our Class A common stock has been and may continue to be volatile.
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
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We are currently involved in securities litigation, which may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of

125,729,561 shares of our Class A common stock and 28,067,011 shares of our Class B common stock outstanding as of September 30, 2020.
In addition, as of September 30, 2020, we had options and RSUs outstanding that, if fully exercised or settled, would result in the issuance of 7,593,715 shares of Class A common stock and 16,605,027 shares of Class B common stock. We have filed a registration statement on Form S-8 to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2020, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
We may issue additional shares of our Class A common stock in connection with any future conversion of the Green Notes and thereby dilute our existing stockholders and potentially adversely affect the market price of our Class A common stock.
In the event that some or all of the Green Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our Class A common stock issuable upon such conversion could adversely affect the prevailing market price of our Class A common stock. If we were not able to pay cash upon conversion of the Green Notes, this issuance of shares of Class A common stock upon conversion of the Green Notes could depress the market price of our Class A common stock.
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
In addition, our restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation and our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the "Securities Act"). These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which thereby may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, our operating results, and our financial condition.

Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our Company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2020:
•We issued $230.0 million principal amount of the Green Notes. The Green Notes were issued to the initial purchaser in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The Green Notes were initially resold by the initial purchaser to persons whom the initial purchaser reasonably believes are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act.
•We issued 19,136,313 shares of our Class B common stock to certain holders of our 10% Convertible Notes upon settlement of conversion of approximately $153 million of such notes. These shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. All of these Class B common stock shares were subsequently converted to Class A common stock.
For further information regarding the above transactions, see Note 7, Outstanding Loans and Security Agreements, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation.	10-Q	001-38598	3.1	9/7/2018
3.2		Amended and Restated Bylaws, effective August 8, 2019	10-Q	001-38598	3.2	8/14/2019
4.1		Indenture, dated as of August 11, 2020, between Bloom Energy Corporation and U.S. Bank National Association, as trustee	8-K	001-38598	4.1	8/11/2020
4.2		Form of certificate representing the 2.50% Green Convertible Senior Notes due 2025 (included as Exhibit A in Exhibit 4.1 incorporated by reference hereto)	8-K	001-38598	4.2	8/11/2020
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	November 6, 2020	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)