Form 10-K
period 2020-12-31
Bloom Energy Corp
filed 2021-02-26
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class(1)	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	BE	New York Stock Exchange
(1) Our Class B Common Stock is not registered but is convertible into shares of Class A Common Stock at the election of the holder.
________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $1.0 billion based upon the closing price of $10.88 per share of our Class A common stock on the New York Stock Exchange on June 30, 2020 (the last trading day of the registrant’s most recently completed second quarter). Shares of Class A common stock held by each executive officer, director and holder of 10% of more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status if not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 18, 2021 was as follows:
Class A Common Stock, $0.0001 par value 144,033,720 shares
Class B Common Stock, $0.0001 par value 27,799,886 shares
________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated into Part III hereof. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after the registrant’s year ended December 31, 2020.

Bloom Energy Corporation
Annual Report on Form 10-K for the Years Ended December 31, 2020

Page
Part I
Item 1 - Business	5
Item 1A - Risk Factors	15
Item 1B - Unresolved Staff Comments	43
Item 2 - Properties	44
Item 3 - Legal Proceedings	44
Item 4 - Mine Safety Disclosures	44

Part II
Item 5 - Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	75
Item 8 - Financial Statements and Supplementary Data	78
Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets	84
Consolidated Statements of Operations	86
Consolidated Statements of Comprehensive Loss	87
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest	88
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	92
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	144
Item 9A - Controls and Procedures	145
Item 9B - Other Information	145

Part III
Item 10 - Directors, Executive Officers and Corporate Governance	146
Item 11 - Executive Compensation	146
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	146
Item 13 - Certain Relationships and Related Transactions, and Director Independence	146
Item 14 - Principal Accountant Fees and Services	146

Part IV
Item 15 - Exhibits and Financial Statement Schedules	147
Item 16 - Form 10-K Summary	152
Signatures	152
Unless the context otherwise requires, the terms "we," "us," "our," "Bloom Energy," and the "Company" each refer to Bloom Energy Corporation and all of its subsidiaries.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” ”seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding our ability to be successful in new markets, including the hydrogen market, the impact of the COVID-19 pandemic, expected operating results, business strategies, the sufficiency of our cash and our liquidity, projected costs and cost reductions, development of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, our manufacturing capacity and manufacturing costs, the adequacy of our agreements with our suppliers, legislative actions and regulatory compliance, competitive position, management’s plans and objectives for future operations, our ability to obtain financing, our ability to comply with debt covenants or cure defaults, if any, our ability to repay our obligations as they come due, trends in average selling prices, the success of our customer financing arrangements, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, risks related to cybersecurity breaches, privacy and data security, the likelihood of any impairment of project assets, long-lived assets and investments, trends in revenue, cost of revenue and gross profit (loss), trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue, future deployment of our Bloom Energy Servers, expansion into new markets, our ability to expand our business with our existing customers, our ability to increase efficiency of our product, our ability to decrease the cost of our product, our ability to market out products successfully in connection with the global energy transition and shifting attitudes around climate change; our future operating results and financial position, our business strategy and plans and our objectives for future operations.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
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
Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K.

Part I
ITEM 1 - BUSINESS
Overview
Bloom Energy created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that provides clean and resilient power to businesses, essential services, and critical infrastructure. Our technology, invented in the United States, is the most advanced thermal electric generation technology on the market today. Our fuel-flexible Bloom Energy Servers can use biogas and hydrogen, in addition to natural gas, to create electricity at significantly higher efficiencies than traditional, combustion-based resources. In addition, our fuel cell technology can be used to create hydrogen, which is increasingly recognized as a critically important tool necessary for the full decarbonization of the energy economy. Our enterprise customers are among the largest multi-national corporations who are leaders in adopting new technologies. We also have strong relationships with some of the largest utility companies in the United States and the Republic of Korea.
At Bloom, we look forward to a 100% zero-carbon future, and our fuel-flexible technology offers one of the most reliable electricity solutions for a world facing unacceptable levels of power disruptions. Our resilient platform has kept electricity on for our customers through hurricanes, earthquakes, forest fires, extreme heat and grid failures. Unlike traditional combustion power generation, our platform is community-friendly and designed to create little-to-no harmful air pollutants. We have made tremendous progress making renewable fuel production a reality through our biogas, hydrogen and electrolyzer programs, and we believe that we are well-positioned to be a core platform and a fixture in the new energy paradigm.
Our team has decades of experience in the various specialized disciplines and systems engineering concepts embedded in our technology. We have 270 issued patents in the United States and 129 issued patents internationally as of December 31, 2020.
The United States is currently our biggest market and installed base of Bloom Energy Servers. Some of our largest customers in the United States include AT&T, Caltech, Delmarva Power & Light Company, Equinix, The Home Depot, Kaiser Permanente, and The Wonderful Company. We also work with a number of U.S. financing partners, who purchase our systems and deploy the systems at end-customers’ facilities in order to provide the electricity as a service.
Outside of the United States, the Republic of Korea is a world leader in the deployment of fuel cells for utility-scale electric power generation, with approximately 550 megawatts deployed there. We entered this market with a first deployment of an 8.35 megawatts Bloom Energy Server solution for a Korean utility that began commercial operation in 2018, and Republic of Korea now represents our second-largest market, with more than 200 megawatts of Bloom Energy Servers under contract. SK Engineering and Construction (“SK E&C”), a subsidiary of the SK Group, serves as the distributor of our systems in the Republic of Korea. We are also operating smaller deployments in India and Japan with commercial customers and these markets are still developing.
Industry Background
There are numerous challenges facing the traditional system for producing and delivering electricity. We believe these challenges will be the foundation of a transformation in how electricity is produced, delivered, and consumed. We believe this transformation will be similar to the seismic shifts seen in the computer and telecommunications industries, where centralized mainframe computing and landline telephone systems' ultimately gave way to the ubiquitous and highly personalized distributed technologies seen today, as well as the reimagining of business processes, culture, and customer experiences to meet changing business and market requirements in the digital age.
Resilience is now a strategic imperative. The rising frequency and intensity of natural disasters and extreme weather in recent years underscores a critical need for greater grid resilience. 2020 was a year characterized by unpredictability. In the United States, as hurricanes, winter storms, and fires swept the country, the year saw the single greatest number of billion-dollar natural disasters since the National Oceanic and Atmospheric Administration began tallying disaster costs. Natural disasters in 2020 resulted in $95 billion in damages, and resulted in widespread power outages that left individuals and businesses in the dark for days, and even weeks, on end. These climate threats are compounded by an increasing concern over the threat of cyber-attack and physical sabotage to the centralized grid infrastructure. Stakeholders across industries grapple with the question of how to prepare for more intense natural disasters, while still maintaining course toward achieving their climate targets. This has elevated the discussion around the essential role that distributed generation and microgrids can play in improving the resilience of both businesses and the grid. As outages increase, businesses are considering the “cost of not having power” instead of just the “cost of power.” Energy resilience is becoming an issue business leaders can no longer afford to neglect – both from a strategic and cost perspective. In a climate change era, power availability and quality concerns are now reaching a company’s executive leadership team and their board of directors, no matter the industry.

Rise in centralized capacity constraints. With millions of people still working from home due to the COVID-19 pandemic, extreme temperatures on the rise, and growing electric vehicle fleets that are only expected to increase in use over the coming decade, the centralized grid is challenged to meet the energy needs of businesses and customers. It is one of the many reasons why microgrids, localized energy systems that can operate alongside a main grid or disconnect and operate autonomously, are playing an increasingly important role, providing a critical, twenty-four hours a day and seven days a week ("24x7"), always-on energy solution, powering critical infrastructure, offsetting demand on the grid, and supplying power to the grid when it is most needed.
Increasing focus on reducing harmful local emissions. Air pollution is the fifth leading risk factor for mortality worldwide. Indeed, calculations of the economic and health benefits associated with reducing nitrogen oxide and particulate matter emissions have been found to exceed the economic and health benefits of reducing carbon emissions. And, unfortunately, the COVID-19 pandemic has only further shed light on these detrimental health impacts. Recent studies have linked long-term exposure to air pollution and COVID-19 death rates. They have also found that, nationwide, low-income communities of color are exposed to significantly higher levels of pollution, experiencing higher levels of lung disease and other ailments as a result. Policymakers are rightly increasing the emphasis on reducing such harmful local emissions as they consider the adoption of renewable portfolio standards or mandated targets for low- or zero-carbon power generation.
Hydrogen is key to a zero-carbon future. Hydrogen will be a critical foundation for the energy industry of the future, a truly clean alternative for both natural gas and transportation fuels. Hydrogen’s unique advantages - high energy density, zero greenhouse gas emissions from consumption, and ease of storage and transportation – make it an especially attractive investment opportunity for those interested in a zero-carbon energy mix. Given the well-documented challenges that utilities and grid operators have faced as they integrate increasingly intermittent renewable resources on the grid, predictable round-the-clock hydrogen power will be an invaluable resource as more grids move towards a truly zero-carbon resource mix. The key limiting factor in the use of hydrogen, which does not exist in nature as a separate molecule, is that it cannot be mined, extracted or otherwise produced in its desired state without a manufacturing process. As both transportation and the electricity sector transition to a zero-carbon future, there will thus be increasing demand for both technologies that can efficiently generate power using hydrogen, and for large-scale electrolysis or carbon capture technology that can produce clean hydrogen at scale.
Lack of access to affordable and reliable electricity in developing countries. In developing countries, the lack of adequate capital for upfront investment presents a significant barrier to the development of the type of resilient centralized grid system that modern life demands. However, those parts of the world that currently lack widespread access to electricity are also in a position to develop generation and delivery infrastructure that avoids the weaknesses and deficiencies that centralized systems in the United States and other industrialized countries have begun to show. We believe these countries are likely to develop hybrid solutions, consisting of both centralized and distributed electrical power infrastructure. Emphasizing the role of smaller, distributed resources in these systems can help accelerate the availability of power, and provide greater reliability to consumers.
Our Solution
The Bloom Energy Server delivers reliable, resilient, clean, and affordable energy, particularly in areas of high electricity costs, through its advanced distributed power generation system that is a customizable source of always-on, 24x7 baseload power.
Our fuel-flexible technology, which can use biogas and hydrogen, in addition to natural gas, is one of the most reliable electricity solutions for a world facing rising frequency and intensity of natural disasters and extreme weather and unacceptable levels of power disruption. Our resilient platform has kept electricity on for our customers through hurricanes, earthquakes, forest fires, extreme heat and grid failures, while uniquely addressing both the causes and consequences of climate change - optimizing air quality, water, land-use and resilience benefits for you and the communities you serve.
We believe we are uniquely positioned for the hydrogen future of tomorrow. The flexibility of our platform provides the capability to operate on hydrogen and a near-term commitment to scalable and cost-effective hydrogen solutions. Our scalable design is intended to enable both small- and large-scale solutions for both the power generation and transportation industry.
The Bloom Energy Server is based on our proprietary solid oxide fuel cell technology, which converts fuel into electricity through an electrochemical process without combustion. The primary input to the system is standard low-pressure natural gas, biogas, or hydrogen. The high-quality electrical output of our Energy Server can be connected to the customer’s main electrical feed, thereby avoiding the transmission and distribution losses associated with a centralized grid system. Each Bloom Energy Server is modular and composed of independent 50 kilowatt power modules. A typical configuration includes multiple power modules in a single Energy Server and can produce up to 300 kilowatts of power in a footprint roughly equivalent to that of half a standard 30-foot shipping container. Any number of these Energy Server systems can be clustered together in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts. The Bloom Energy Server can be easily integrated into community environments due to its aesthetically attractive design, compact space requirement, minimal noise profile, and lack of local air pollutants.
Our Value Proposition
Our value proposition has four key elements, which allow us to deliver a better electron: resiliency, sustainability, predictability and an energy platform. We seek to provide a complete, integrated “behind-the-meter” solution including installation, equipment, service, maintenance and, in limited cases, bundled fuel. The four elements of our value proposition emphasize those areas where there is a strong customer need and where we believe we can deliver superior performance.
Resiliency. Our Energy Servers avoid the vulnerabilities of conventional transmission and distribution lines by generating power on-site where the electricity is consumed. The system operates at very high availability due to its modular and fault-tolerant design, which includes multiple independent power generation modules that can be hot-swapped. Unlike traditional combustion generation, Bloom Energy Servers can be serviced and maintained without powering down the system. Importantly, our systems utilize the existing natural gas infrastructure, which is a redundant underground mesh network, intended to provide for extremely high fuel availability that is protected from the natural disruptions that affect the power grid.
Sustainability. In operation, our Energy Servers can uniquely address both the causes and consequences of climate change. Our projects lower carbon emissions by displacing less-efficient fossil fuel generation on the grid. We improve air quality, including in vulnerable communities, by generating electricity without combustion, offsetting combustion from grid resources as well as eliminating the need for dirtier diesel backup power solutions. Our microgrid deployments provide customers with critical resilience to grid instability resulting from climate-related extreme weather events. Our products achieve this while consuming no water during operation, with optimized land use as a result of our high power density.
We are focused on product innovation, including the continued reduction of carbon emissions from our products, and we are engaged in multiple efforts to align our product roadmap with a zero-carbon trajectory. Already we are developing new applications and market opportunities in sectors with dirtier grids and higher marginal emissions displacement. We are focused on scaling use of renewable natural gas (“RNG”) – which is derived from biogas produced from decomposing organic waste from landfills, agricultural waste, and wastewater from treatment facilities – as fuel for our Energy Servers and building capacity within the market to further broader adoption. RNG is a biogas that has been upgraded to a quality similar to fossil natural gas and has a methane concentration of 90% or greater.
Additionally, we are pushing technology and business model boundaries to pioneer carbon capture and utilization & storage potential. Because carbon and nitrogen are not designed to mix in our Energy Servers, it is both feasible and cost-effective to capture carbon-dioxide emissions, which can be stored in underground geologic formations or utilized in new products or processes. Finally, our research and development efforts continue to focus on preparing our Energy Servers to utilize renewable hydrogen fuel, a 100% clean fuel, which is produced by breaking down water into hydrogen and oxygen using electrolysis. No new greenhouse gases should be produced when Energy Servers run on hydrogen, and using excess renewable capacity to create hydrogen would also help support further renewable adoption, compounding emissions benefits.
We have announced applications and partnerships that leverage our platform in innovative ways. In 2020, we announced our intention to enter the commercial hydrogen market by introducing hydrogen-powered fuel cells and electrolyzers that produce renewable hydrogen. These products are intended to be first introduced to the South Korean market in 2021 through an expanded partnership with SK E&C. In November 2020, we won a competitive request in the Republic of Korea, with SK E&C, for a proposal under the RE100 global renewable energy initiative to supply 1.8 megawatts of hydrogen-powered fuel cells through a multi-stage deployment from late 2021 into 2022. The fuel cells are intended to be the cornerstone of a microgrid that also includes onsite solar and battery storage to an industrial complex. At the end of 2020, we shipped a 100 kilowatts hydrogen-powered Energy Server to the Republic of Korea as part of a pilot project in 2021.
Also in 2020, we forged a partnership with Samsung Heavy Industries to design and develop fuel cell-powered ships that will help us realize a vision of clean power for ships and a more sustainable marine shipping industry. With our distributed, always-on, non-combustion process of generating clean electricity, we are working every day to reduce emissions, build resilience and promote sustainable communities.

Predictability. In contrast to the rising and unpredictable cost outlook for grid electricity, we offer our customers the ability to lock in cost for electric power over the long-term. Unlike the grid price of electricity, which reflects the cost to maintain and update the entire transmission and distribution system, our price to our customers is based solely on their individual project. In the regions where the majority of our Energy Servers are deployed, our solution typically provides electricity to our customers at a cost that is competitive with traditional grid power prices. In addition, our solution provides greater cost predictability versus rising grid prices. Whereas grid prices are regulated and subject to frequent change based on the utility’s underlying costs, customers can contract with us for a known price in each year of their contract. Moreover, we provide customers with a solution that offers all of the fixed equipment and maintenance costs for the life of the contract.
Our Energy Servers deliver AlwaysOn, 24x7 baseload power with very high availability of power, mission-critical reliability and grid-independent capabilities. The Bloom Energy Server can be configured to eliminate the need for traditional backup power equipment such as diesel generators, batteries and uninterruptible power systems by providing primary power to a facility that seamlessly continues to deliver even when the grid fails. Our Energy Servers are designed to offer consistent power quality supply for mission critical operations that require a high level of electrical reliability and uninterrupted availability, such as data centers, hospital, and biotechnology. This is particularly important as society becomes more reliant on digital systems and sophisticated operational technology. Power quality issues can cause equipment failure, downtime, data corruption, and increased operational costs
Further, our Energy Servers were designed with ‘quick time to power’ as an important value proposition for customers that need to ramp up power quickly, providing peace of mind to businesses and communities that the power they need will be there when they need it most. They are designed to be deployed in a matter of days and are ideal for emergency management scenarios. The modularity, quick deployment, ease of installation, and small footprint of our Energy Servers facilitate ease of accessibility to power.
Energy Platform. Our Energy Servers are designed as a platform that can be customized to the needs of each customer to deliver a superior level of reliability, resiliency, sustainability and predictability. The fuel-flexibility of our platform provides an ability today to run on natural gas, biogas and hydrogen blends, and a near-term commitment to scalable and cost-effective 100% hydrogen solutions and zero emission power generation of the future. Our flexible and modular platform approach allows for personalization at the time of equipment commissioning and a pathway to upgrade existing systems to align with the sustainability goals of our customers over time.
Our Energy Server can be enhanced with AlwaysON Microgrid components to deliver higher levels of reliability and grid-independent operation. Customers can optimize their solution for mission-critical level, power quality solutions, such as in a data center application, to more basic outage protection, such as for a retail store. Customers also have a variety of choices for financing vehicles, contract duration, pricing schedules and fuel procurement.
Technology
The solid-oxide fuel cells in our Energy Servers convert fuel, such as natural gas, biogas, or hydrogen, into electricity through an electrochemical reaction without burning the fuel. Each individual fuel cell is composed of three layers: an electrolyte sandwiched between a cathode and an anode. The electrolyte is a solid ceramic material, and the anode and cathode are made from inks that coat the electrolyte. Unlike other types of fuel cells, no precious metals, corrosive acids or molten materials are required. These fuel cells are the foundational building block of our Energy Server. We combine a number of the fuel cells into a stack, and then combine a number of the stacks to form 50 kW power modules. Any number of these 50 kW power modules can be arranged in various configurations to form solutions that provide hundreds of kilowatts to many tens of megawatts of power. Regardless of the starting size of a solution, further scaling can be accomplished after the initial solution deployment, creating ongoing flexibility and scalability for the customer.
In a primary power configuration, our Energy Server is interconnected to the customer’s electric grid connection. By regulation, our Energy Server must be able to stop exporting power in case of a grid outage. However, Energy Servers can be upgraded to AlwaysON Microgrid solutions as add-on options at any point in time to enable continuous operation in the event of grid interruption. When in an always-on configuration, the Energy Server continually powers critical loads while the grid serves as a backup. Should there be a disruption to grid power, the critical load, which is already receiving primary power from the Energy Server, experiences no disruption. The combination of always-on power from our Energy Server, utilizing the natural gas infrastructure, and secondary feed from the independent electric grid is meant to result in a highly available and reliable solution.

Research and Development
Our research and development organization has addressed complex applied materials, processing and packaging challenges through the invention of many proprietary advanced material science solutions. Over more than a decade, Bloom has built a world-class team of solid oxide fuel cell scientists and technology experts. Our team comprises technologists with degrees in Materials Science, Electrical Engineering, Chemical Engineering, Mechanical Engineering, Civil Engineering and Nuclear Engineering, and includes 46 PhDs. This team has continued to develop innovative technology improvements for our Energy Servers. Since our first-generation technology, we have reduced the costs and increased the output of our systems through the next generation of our Energy Servers, and increased the life of our fuel cells by over two and half times.

We have invested and will continue to invest a significant amount in research and development. See our discussion of research and development expenses in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further information.
Competition
We primarily compete against the utility grid based on superior reliability, resiliency, cost savings, predictability and sustainability, all of which can be customized to the needs of individual customers. Customers do not currently have alternative solutions that provide all of these important attributes in one platform. As we are able to drive our costs down, we expect our economic value proposition to continue to improve relative to grid power in additional markets.
Other sources of competition – and the attributes that differentiate us – include:
•Intermittent solar power. Solar power is intermittent and best suited for addressing day-time peak power requirements, while Bloom provides stable baseload generation. Storage technology is intended to address the intermittency of solar power, but the low power density of the combined technologies makes the solution impractical for most commercial and industrial customers looking to offset a significant amount of power. As a point of comparison, our Energy Servers provide the same power output in 1/125th of the footprint of a solar installation, allowing us to serve far more of a customer’s energy requirements based on a customer’s available and typically limited space.
•Intermittent wind power. Power from wind turbines is intermittent, similar to solar power. Typically wind power is deployed for utility-side, grid-scale applications in remote locations but not as a customer-side, distributed power alternative due to prohibitive space requirements and permitting issues. Remote wind farms feeding into the grid do not help end customers avoid the vulnerabilities and costs of the transmission and distribution system.
•Traditional co-generation systems. These systems deliver a combination of electric power and heat from combustion sources. We believe we compete favorably because of our superior electrical efficiencies, significantly less complex deployment (avoiding heating systems integration), better performance on emissions and noise, superior availability, aesthetic appeal and reliability. Unlike these systems, which depend on the full and concurrent utilization of waste heat to achieve high efficiencies, Bloom can provide highly efficient systems to any customer based solely on their power needs.
•Traditional backup equipment. As our Energy Servers deliver always-on power, they can obviate the need for traditional backup equipment such as diesel generators. By providing combustion-free power 24x7 rather than just as backup, we generally offer a better integrated, more reliable, cleaner and cost-effective solution than these grid-plus-backup systems.
•Other commercially available fuel cells. Basic fuel cell technology is over 100 years old. Our Energy Server uses advanced solid oxide fuel cell technology which produces electricity directly from oxidizing a fuel. The type of solid oxide fuel cell we compete against has a solid oxide or ceramic electrolyte. The advantages of our technology include higher efficiency, long-term stability, elimination of the need for an external fuel reformer, ability to use biogas, natural gas, or hydrogen as a fuel, low emissions and relatively low cost. There are a variety of fuel cell technologies, characterized by their electrolyte material, including:
◦Proton exchange membrane fuel cells (“PEM”). PEM fuel cells typically are used in onboard transportation applications, such as powering forklifts, because of their compactness and ability for quick starts and stops. However, PEM technology requires an expensive platinum catalyst which is susceptible to poisoning by trace amounts of impurities in the fuel or exhaust products. These fuel cells require hydrogen as an input source of energy or an external fuel reformer, which adds to the cost, complexity and electrical inefficiency of the product. As a result, they are not an economically viable option for stationary baseload power generation.

◦Molten carbonate fuel cells (“MCFC”). MCFCs are high-temperature fuel cells that use an electrolyte composed of a molten carbonate salt mixture suspended in a porous, chemically inert ceramic matrix of beta-alumina solid electrolyte. The primary disadvantages of current MCFC technology are durability and lower electrical efficiency compared to solid oxide fuel cells. Current versions of the product are built for 300 kilowatt systems, and they are monolithic rather than modular. Smaller sizes are not economically viable. In many applications where the heat produced by these fuel cells is not commercially or internally useable continuously, mitigating the heat buildup also becomes a liability.
◦Phosphoric acid fuel cells (“PAFC”). PAFCs are a type of fuel cell that uses liquid phosphoric acid as an electrolyte. Developed in the mid-1960s and field-tested since the 1970s, they were the first fuel cells to be commercialized. PAFCs have been used for stationary power generators with output in the 100 kilowatt to 400 kilowatt range. PAFCs are best suited to combined heat and power output applications which require carefully matching and constant monitoring of power and heat requirements, often making the technology difficult to implement. Further disadvantages include low power density and poor system output stability.
Intellectual Property
Intellectual property is an essential differentiator for our business, and we seek protection for our intellectual property whenever possible. We rely upon a combination of patents, copyrights, trade secrets, and trademark laws, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our proprietary rights.
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2020, we had 270 issued patents and 69 patent applications pending in the United States, and we had an international patent portfolio comprising 129 issued patents and 46 patent applications pending. Our U.S. patents are expected to expire between 2023 and 2039. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application.
We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in some locations abroad. “Bloom Energy” and the “BE” logo are our registered trademarks in certain countries for use with Energy Servers and our other products. We also hold registered trademarks for, among others, “Bloom Box,” “BloomConnect,” “BloomEnergy,” and “Energy Server” in certain countries. In an effort to protect our brand, as of December 31, 2020, we had eight registered trademarks in the United States, 40 registered trademarks in Australia, China, the European Union, India, Japan, Republic of Korea, Taiwan, the United Kingdom, and two pending applications in China.
When appropriate, we enforce our intellectual property rights against other parties. For more information about risks related to our intellectual property, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors - Risks Related to Our Intellectual Property.
Manufacturing Facilities
Our primary manufacturing facilities for the fuel cells and Energy Servers assembly are in Newark, Delaware, and Sunnyvale, California. The 224,409 square-foot manufacturing facility that we own in Newark was our first purpose-built Bloom Energy manufacturing center and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently. Our Newark facility includes an additional 50 acres available for factory expansion and/or the co-location of supplier plants. Additionally, we lease various manufacturing facilities in California. Our current lease for our principal Sunnyvale manufacturing facility expires in December 2023, and our current lease for our manufacturing facility in Mountain View expires in April 2021. The facility in Mountain View will be replaced by a new R&D and manufacturing facility in Fremont, California. Both of our two principal manufacturing facilities are powered by Bloom Energy Servers.
In 2020, we established a light-assembly facility in the Republic of Korea and are developing a local supplier ecosystem through a new joint venture with SK E&C. Operations began in early July 2020, and are limited in scope and capacity.
Please see Part I, Item 2, Properties for additional information regarding our facilities.
Corporate Citizenship in 2020
During the COVID-19 pandemic, our Energy Servers have been delivering power to facilities around the globe that are providing essential services. We have deployed more than 20,000 fuel cell modules since our first commercial shipments in 2009, sending power to hospitals, healthcare manufacturing facilities, biotechnology facilities, grocery stores, hardware stores, banks, telecom facilities, and other critical infrastructure applications. We have deployed microgrids to pop-up and field hospitals handling COVID-19 patient overflow through contracts with both the State of California and the private sector.
Early in the pandemic, as the United States faced a critical shortage of ventilators, a medical device used to treat respiratory failure in COVID-19 patients, we leveraged our expertise and capabilities in product end-of-life management to refurbish hundreds of out-of-service ventilators across the United States. We worked with state agencies and customers – many of which are hospitals and medical device companies – to identify supplies of unused, out-of-service ventilators for repair. To date, we have refurbished more than 1,300 ventilators across California, Delaware, and Pennsylvania.
In addition, as heat waves and wildfires engulfed California, we launched an initiative to export excess energy from our customers to the grid to provide relief to centralized capacity limitations in California.
Supply Chain
Our supply chain has been developed, since our founding, with a group of high-quality suppliers that support automotive, semiconductor and other traditional manufacturing organizations. The production of fuel cell systems requires rare earth elements, precious metals, scarce alloys and industrial commodities, Our operations require raw materials, and in certain cases, third-party services that require special manufacturing processes. We generally have multiple sources of supply for our raw materials and services except in cases where we have specialized technology and material property requirements. Our supply base is spread around many geographies in Asia, Europe and India, consisting of suppliers with multiple areas of expertise in compaction, sintering, brazing and dealing with specialty material manufacturing techniques. We responsibly source components like interconnects and balance of system components from various manufacturers on both a contracted and a purchase order basis. We have multi-year supply agreements with some of our supply partners for supply continuity and pricing stability. We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.
Services
We provide operations and maintenance agreements ("O&M Agreements") for all of our Energy Servers, which are renewable at the election of the customer on an annual basis. The customer agrees to pay an ongoing service fee and in return we monitor, maintain and operate the Energy Servers systems on the customer's behalf. We currently service and maintain every installed Bloom Server worldwide.
As of December 31, 2020, our in-house service organization had 68 dedicated field service personnel distributed across multiple locations in both the United States and internationally. Our standard O&M Agreements include full remote monitoring and 24x7 operation of the systems as well as preventative maintenance, in terms of filter and adsorbents replacements and on-site part and periodic fuel cell module replacements.
Our two Remote Monitoring and Control Centers (“RMCC”) provide 24x7 coverage of every installed Bloom Energy Server worldwide. By situating our RMCC centers in the United States and India we are able to provide 24x7 coverage cost effectively and also provide a dual redundant system with either site able to operate continuously should an issue arise. Each Bloom Energy Server we ship includes instrumentation and a secure telemetry connection that enables either RMCC to monitor over 500 system performance parameters real time. This comprehensive monitoring capability enables the RMCC operators to have a detailed understanding of the internal operation of our power modules. Using proprietary, internally developed software, the RMCC operators can detect changes and override the onboard automated control systems to remotely adjust parameters to ensure the optimum system performance is maintained. In addition, we undertake advanced predictive analytics to identify potential issues before they arise and undertake adjustments prior to a failure occurring.
Our services organization also has a dedicated Repair & Overhaul ("R&O") facility, based in Delaware, in close proximity to our product manufacturing facility. This R&O facility undertakes full refurbishment of returned fuel cell modules with the capability to restore it to full power, efficiency and life with a less than three weeks turnaround.
Customer Financing
We assist our customers by providing innovative financing options that, in addition to aiding in customer purchases of our Energy Servers, provides us an expanded addressable customer base. We have developed multiple options for our customers who cannot purchase our Energy Servers on a direct purchase basis.
Under the ‘Traditional Lease’ option, a customer may lease one or more Energy Servers from a financial institution that purchases such Energy Servers. In most cases, the financial institution completes its purchase from us immediately after commissioning. We both facilitate this financing arrangement between the financial institution and the customer and provide ongoing operations and maintenance services for the Energy Servers (such arrangement, a “Traditional Lease”).
Alternatively, a customer may enter into one of two major types of service contracts with us for the purchase of electricity generated by the Energy Servers. The first type of services contract has a fixed monthly payment component that is required regardless of the Energy Servers’ performance, and in some cases includes a variable payment based on the Energy Servers’ performance (a “Managed Services Agreement”). Managed Services Agreements are then financed pursuant to a sale-leaseback with a financial institution (a “Managed Services Financing”). The second type of services contract requires the customer to pay for each kilowatt-hour produced by the Energy Servers (a “PPA”). PPAs have been financed through tax equity partnerships, acquisition financings, and direct sales to investors (each, a “Portfolio Financing”).
For additional information about our different financing options, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Purchase and Lease Options.
Sales, Marketing and Partnerships
We market our Energy Servers primarily through a single direct sales organization supported by project finance, business development, government affairs, legal and regulatory, and marketing teams. In addition to our direct sales team, we work with multiple partners to generate customer leads and develop projects.
We sell our Energy Server platform through a combination of direct and indirect sales channels. At present, most of our sales are through our direct sales force, which is segmented by vertical and type of account. A large part of our direct sales force is now focused on our expansion efforts in the United States and creating new opportunities internationally. We are also expanding our relationship with utilities. We have developed a network of transactional energy advisors that bring new opportunities and referrals to Bloom, which has been a valuable source of high quality leads.
We pursue relationships with other companies in areas where collaboration can produce product advancement and acceleration of entry into new markets. The objectives and goals of these relationships can include one or more of the following: technology exchange, joint sales and marketing, or access to new geographic markets. SK E&C in the Republic of Korea is an example of a distribution partner and we are seeking additional strategic partners to fuel our international expansion.
Sustainability
Bloom Energy Servers produce clean, reliable energy without combustion that provide greenhouse gas, air quality, water, land-use and resilience benefits for its customers and the communities it serves. The innovative solid oxide fuel cell platform technology offers modular and flexible solutions configurable to address both the causes and consequences of climate change.
We are driven by the promise of our contribution to the transformation and decarbonization of energy and transportation sectors globally. We are working to make our technology available across a growing list of applications including biogas, carbon capture, hydrogen, marine and microgrid projects critical to aligning with a two degree warming trajectory.
As a manufacturer, our commitment to sustainability is reflected not only through the impacts of our products in operation but also through our internal commitment to resource efficiency, responsible design, materials management and recycling. We endeavor to consistently increase our supply chain responsibility and approach to human capital management in ways that help us to continue to deliver products that add long-term societal value.
Permits and Approvals
Each Bloom Energy Server installation must be designed, constructed and operated in compliance with applicable federal, state, international and local regulations, codes, standards, guidelines, policies and laws. To operate our systems, we, our customers and our partners are required to obtain applicable permits and approvals from local authorities for the installation of Bloom Energy Servers and for the interconnection systems with the local electrical utility.
Government Policies and Incentives
There are varying policy frameworks across the United States and abroad designed to support and accelerate the adoption of clean and/or reliable distributed power generation technologies such as Bloom Energy Servers. These policy initiatives come in the form of tax incentives, cash grants, performance incentives, and/or specific gas or electric tariffs.

The U.S. federal government provides businesses with an Investment Tax Credit (“ITC”) under Section 48 of the Internal Revenue Code, available to the owner of our Energy Server for systems purchased and placed into service. The credit is equal to 26% of expenditures for capital equipment and installation, and the credit for fuel cells is capped at $1,500 per 0.5 kilowatt of capacity. The credit will remain at 26% through 2022 and then step down to 22% in 2023. Under current law the credit is set to expire in 2024.
Our Energy Servers are currently installed at customer sites in ten states in the United States, each of which has its own enabling policy framework. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers currently qualify for tax exemptions, incentives or other customer incentives in many states including California, New Jersey, Connecticut, Massachusetts, Rhode Island, Maryland and New York. These policy provisions are subject to change.
Although we generally are not regulated as a utility, existing and future federal, state, international and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. Federal, state, international and local governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers for the purchase of electricity.
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
Product safety standards for stationary fuel cell generators have been established by the American National Standards Institute (“ANSI”). These standards are known as ANSI/CSA FC-1. Our products are designed to meet these standards. Further, we utilize the Underwriters' Laboratory, or UL, to certify compliance with these standards. Energy Server installation guidance is provided by NFPA 853: Standard for the Installation of Stationary Fuel Cell Power Systems. Installations at sites are carried out to meet the requirements of these standards.
Government Regulations
Our business is subject to a changing patchwork of environmental laws and regulations that prevail at the federal, state, regional, and local level as well as in those foreign jurisdictions in which we operate. Most existing environmental laws and regulations preceded the introduction of our innovative fuel cell technology and were adopted to apply to technologies existing at the time, namely large coal, oil, or gas-fired power plants. Currently, there is generally little guidance from these agencies on how certain environmental laws and regulations may or may not be applied to our technology. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, maintaining compliance with applicable environmental laws, such as the comprehensive Environmental Response, Compensation and Liability Act in the United States, requires significant time and management resources.
At the federal level, the Federal Energy Regulatory Commission (“FERC”) has authority to regulate, under various federal energy regulatory laws, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. Some of our tax equity partnerships in which we participate are subject to regulation under FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with FERC, which increases our costs and subjects us to additional regulatory oversight.
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
For more information about the regulations to which we are subject and the risks to our operations related thereto, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors - Risks Related to Legal Matters and Regulations.
Backlog
The timing of delivery and installations of our products has a significant impact on the timing of the recognition of product and installation revenue. Many factors can cause a lag between the time a customer signs a purchase order and our recognition of product revenue. These factors include the number of Energy Servers installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, and customer facility construction schedules. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, including delays in their obtaining financing. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets the timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize. For our installations, revenue and cost of revenue can fluctuate significantly on a periodic basis depending on the timing of acceptance and the type of financing used by the customer.
See Part II, Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations – Purchase and Lease Options – Delivery and Installation, for additional information on backlog.
Human Capital
As of December 31, 2020, we had 1,711 employees and contractors. We had approximately 1,316 full-time employees worldwide, of which 1,047 were located in the United States, 250 were located in India and 19 were located in other countries. We have never experienced a work stoppage, and we believe our relations with our employees to be good.
We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.
Our mission is to make clean, reliable energy affordable, globally, and we are also committed to creating a world-class workforce. We are committed to full-spectrum diversity inclusive of gender, ethnicity, race, sexual orientation, age, ability, veteran status, religion, culture, background, and experiences. We strive to promote a culture of inclusion and diversity at all levels throughout Bloom.
In addition, we maintain an affirmative action program in accordance with applicable laws, regulations, executive orders, and government directives. We are committed to being a military-friendly employer, and we were recognized in 2018 with the Pro Patria Award by the Employer Support of the Guarded and Reserve (“ESGR”). This award recognizes employers who have demonstrated the greatest support to Guard and Reserve employees through their leadership and practices, and is the highest-level award that may be bestowed by an ESGR State Committee.
During the prior year, we successfully recruited and assimilated four additional key executives to the leadership team. This included a new Chief Financial Officer, Chief Marketing Officer, Executive Vice President of Policy and Government Affairs, and Executive Vice President of International Business Development.
With the onset of COVID-19, safety of our essential workers was our top priority followed by significantly increasing efforts to maintain and increase employee engagement. Our employee communication cadence increased exponentially including customized events and messaging designed to touch a diverse population.
We will continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers, notwithstanding government “shelter in place” orders. For the safety of our employees and others, many of our employees are still working from home unless they are directly supporting essential manufacturing production operations, installation work, service and maintenance activities and R&D. We have established protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, and temperature screenings upon entry, as well as monthly testing at our manufacturing sites. In addition, all individuals entering our facilities are required to wear company-approved face coverings and are directed not to enter if they have COVID-19-like symptoms. Our policy is to follow CDC and local guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Part I, Item 1A, Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
Seasonal Trends and Economic Incentives
Our business and results of financial operations are not subject to industry-specific seasonal fluctuations. The desirability of our solution can be impacted by the availability and value of various governmental, regulatory and tax-based incentives which may change over time.
Corporate Facilities
Our corporate headquarters and principal executive offices are located at 4353 North First Street, San Jose, CA 95134, and our telephone number is (408) 543-1500. Our headquarters is used for administration, research and development, and sales and marketing and also houses one of our RMCC facilities.
Please see Part I, Item 2, Properties for additional information regarding our facilities.
Available Information
Our website address is www.bloomenergy.com and our investor relations website address is https://investor.bloomenergy.com. Websites are provided throughout this document for convenience only. The information contained on the referenced websites does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K. Through a link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and certain filings relating to beneficial ownership of our securities. The SEC also maintains a website at www.sec.gov that contains all reports that we file or furnish with the SEC electronically. All such filings, including those on our website, are available free of charge.

ITEM 1A - RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the material risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you decide to purchase our securities. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment. It is not possible to predict or identify all such risks and uncertainties; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

The following summarizes the principal factors that make an investment in us speculative or risky. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of all the material risks facing our business.
Risk Factor Summary
Risks Related to Our Business, Industry and Sales
•The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance, which may make evaluating our business and future prospects difficult.
•Our products involve a lengthy sales and installation cycle and if we fail to close sales on a regular and timely basis, our business could be harmed.
•Our Energy Servers have significant upfront costs, and we will need to attract investors to help customers finance purchases.

•The economic benefits of our Energy Servers to our customers depend on the cost of electricity available from alternative sources including local electric utility companies, and such cost structure is subject to change.
•We rely on interconnection requirements and net metering arrangements that are subject to change.
•We currently face and will continue to face significant competition.
•We derive a substantial portion of our revenue and backlog from a limited number of customers, and the loss of or a significant reduction in orders from a large customer could have a material adverse effect on our operating results and other key metrics.
•Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion.
Risks Related to Our Products and Manufacturing
•Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
•Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner.
•If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
•If our Energy Servers contain manufacturing defects, our business and financial results could be harmed.
•The performance of our Energy Servers may be affected by factors outside of our control, which could result in harm to our business and financial results.
•If our estimates of the useful life for our Energy Servers are inaccurate or we do not meet our performance warranties and performance guaranties, or if we fail to accrue adequate warranty and guaranty reserves, our business and financial results could be harmed.
•Our business is subject to risks associated with construction, utility interconnection, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
•Any significant disruption in the operations at our manufacturing facilities could delay the production of our Energy Servers, which would harm our business and results of operations.
•The failure of our suppliers to continue to deliver necessary raw materials or other components of our Energy Servers in a timely manner and to specification could prevent us from delivering our products within required time frames, and could cause installation delays, cancellations, penalty payments and damage to our reputation.
•We have, in some instances, entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
Risks Related to Government Incentive Programs
•Our business currently depends on the availability of rebates, tax credits and other financial programs and incentives, and the reduction, modification, or elimination of such benefits could cause our revenue to decline and harm our financial results.
•We rely on tax equity financing arrangements to realize the benefits provided by investment tax credits and accelerated tax depreciation and in the event these programs are terminated, our financial results could be harmed.
Risks Related to Legal Matters and Regulations
•We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in the delivery and installation of our Energy Servers.
•The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
•As a technology based, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
Risks Related to Our Intellectual Property
•Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
•Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, either of which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
Risks Related to Our Financial Condition and Operating Results
•We have incurred significant losses in the past and we may not be profitable for the foreseeable future.
•Our financial condition and results of operations and other key metrics are likely to fluctuate on a quarterly basis in future periods, which could cause our results for a particular period to fall below expectations, resulting in a severe decline in the price of our Class A common stock.
•If we fail to manage our growth effectively, our business and operating results may suffer.

•The accounting treatment related to our revenue-generating transactions is complex, and if we are unable to attract and retain highly qualified accounting personnel to evaluate the accounting implications of our complex or non-routine transactions, our ability to accurately report our financial results may be harmed.
•In our Annual Report on Form 10-K for the year ended December 31, 2019, we reached a determination to restate certain of our previously issued Consolidated Financial Statements as a result of the identification of material misstatements in previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
•We identified a material weakness in our internal control over financial reporting at December 31, 2019 related to the accounting for and disclosure of complex or non-routine transactions, which has been remediated. If we otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and an accurate basis may adversely affect the market price of our Class A common stock.
Risks Related to Our Liquidity
•We must maintain the confidence of our customers in our liquidity, including in our ability to timely service our debt obligations and in our ability to grow our business over the long-term.
•Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ (defined herein) outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
•We may not be able to generate sufficient cash to meet our debt service obligations.
Risks Related to Our Operations
•We may have conflicts of interest with our PPA Entities (defined herein).
•Expanding operations internationally could expose us to additional risks.
•If we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could be harmed.
Risks Related to Ownership of Our Common Stock
•The stock price of our Class A common stock has been and may continue to be volatile.
•The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chairman and Chief Executive Officer, and also with those stockholders who held our capital stock prior to the completion of our IPO (defined herein) including our directors, executive officers and significant stockholders, which limits or precludes your ability to influence corporate matters including the election of directors and the approval of any change of control transaction, and may adversely affect the trading price of our Class A common stock.
•We may issue additional shares of our Class A common stock in connection with any future conversion of the Green Notes (defined herein) and thereby dilute our existing stockholders and potentially adversely affect the market price of our Class A common stock.

Risks Related to Our Business, Industry and Sales
The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance, which may make evaluating our business and future prospects difficult.
The distributed generation industry is still relatively nascent in an otherwise mature and heavily regulated industry, and we cannot be sure that potential customers will accept distributed generation broadly, or our Energy Server products specifically. Enterprises may be unwilling to adopt our solution over traditional or competing power sources for any number of reasons including the perception that our technology or our company is unproven, lack of confidence in our business model, the perceived unavailability of back-up service providers to operate and maintain the Energy Servers, and lack of awareness of our product or their perception of regulatory or political headwinds. Because distributed generation is an emerging industry, broad acceptance of our products and services is subject to a high level of uncertainty and risk. If the market develops more slowly than we anticipate, our business will be harmed.
From our inception in 2001 through 2009, we were focused principally on research and development activities relating to our Energy Server technology. We did not deploy our first Energy Server and did not recognize any revenue until 2009. Since that initial deployment, our business has expanded significantly over a comparatively short time, and we have had a limited history operating our business at its current scale. Consequently, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or if we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected.

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

Our Energy Servers have significant upfront costs. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly (including customers who are not in a position to optimize the use of federal tax benefits like the ITC and accelerated depreciation) and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed three financing options that enabled customers use of the Energy Servers without a direct purchase through third-party ownership financing arrangements. For a more detailed description of these different financing arrangements, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Purchase and Lease Options. At present, we still had not secured funding for all of our planned installations in 2021. If we are not able to secure funding in a timely fashion, our results of operations and financial condition will be negatively impacted.
We will need to grow committed financing capacity with existing partners or attract additional partners to support our growth, including fuel cells for the hydrogen market. Generally, at any point in time, the deployment of a portion of our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including the Equity Investors' ability to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. Additionally, the Traditional Lease option and the Managed Services Financing option, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the Energy Servers or our performance of our obligations under the customer agreement. To the extent we are unable to arrange future financings for any of our current projects, our business would be negatively impacted.
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
The economic benefits of our Energy Servers to our customers depend on the cost of electricity available from alternative sources including local electric utility companies, and such cost structure is subject to change.
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
Because our Energy Servers are designed to operate at a constant output 24x7, and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs and fees, interconnection agreements and net metering requirements are subject to changes in availability and terms and some jurisdictions do not allow interconnections or export at all. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate or in which we anticipate expanding into in the future could adversely affect the demand for our Energy Servers. For example, in California, changes are expected in the eligibility requirements for the net metering tariffs applicable to fuel cells that are currently in effect from investor-owned utilities. We can predict the outcome of the regulatory proceedings addressing such requirements, in which we remain an active participant.

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
In any particular period, a substantial amount of our total revenue could come from a relatively small number of customers. As an example, in the year ended December 31, 2020, two customers, SK E&C and Duke Energy, accounted for approximately 34% and 28% of our total revenue, respectively, and, in the year ended December 31, 2019, two customers, The Southern Company and SK E&C, accounted for approximately 34% and 23% of our total revenue, respectively. A unit of The Southern Company wholly owns a Third-Party PPA, and that entity purchases Energy Servers, which are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer would materially and adversely affect our business results.
Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion.
We continue to develop new products for new markets and, as we move into those markets, we may need to identify new business partners in order to facilitate such development and expansion. Identifying new business and development partners is a lengthy process and is subject to significant risks and uncertainties. For example, our entry into the hydrogen market will require us to develop new products and engage with new partners and suppliers. In addition, there could be delays in the design, manufacture and installation of such new products. If we are unable to identify reliable partners in a new market, unable to negotiate mutually-acceptable terms to form the basis of new partnership arrangements or not timely in the development of new products, our ability to expand our business could be limited and our financial condition and results of operations could be harmed.
Risks Related to Our Products and Manufacturing
Our business has been and continues to be adversely affected by the COVID-19 pandemic.
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers. For the safety of our employees and others, many of our employees are still working from home unless they are directly supporting essential manufacturing production operations, installation work, service and maintenance activities and R&D. We have established protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, temperature screenings upon entry, and on-site testing at our manufacturing sites. In addition, all individuals entering Bloom facilities are required to wear face coverings and are directed not to enter if they have COVID-19-like symptoms. We follow CDC and local guidelines when notified of possible exposures. Even with these precautions, it is possible an asymptomatic individual could enter our facilities and transmit the virus to others.
If we become aware of any cases of COVID-19 among any of our employees, we notify those with whom the person is known to have been in contact, send the exposed employees home for at least 10 days and require each employee to be tested negative before returning to work. We have had a few cases to date. Certain roles within our facilities involve greater mobility throughout our facilities and potential exposure to more employees. In the event one of such employees suffers from COVID-19, or if we otherwise believe that a significant number of employees have been exposed and sent home, particularly in our manufacturing facilities, our production could be significantly impacted. Furthermore, since our manufacturing process involves tasks performed at both our California facility and Delaware facility, significant exposure at either facility would have a substantial impact on our overall production, and in such case, our cash flow and results of operations including revenue will be adversely affected.
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

We continue to remain in close communication with our manufacturing facilities, employees, customers, suppliers and partners, and are working to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.
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
We must continue to reduce the manufacturing costs for our Energy Servers to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. The cost of components and raw materials, for example, could increase in the future, offsetting any successes in reducing our manufacturing and services costs. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses including increases in wages or other labor costs as well as installation, marketing, sales or related costs. In order to expand into new electricity markets (in which the price of electricity from the grid is lower) while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and our prospects.
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
If our estimates of the useful life for our Energy Servers are inaccurate or we do not meet our performance warranties and performance guaranties, or if we fail to accrue adequate warranty and guaranty reserves, our business and financial results could be harmed.
We offer certain customers the opportunity to renew their O&M Agreements (defined herein) on an annual basis, for up to 30 years, at prices predetermined at the time of purchase of the Energy Server. We also provide performance warranties and performance guaranties covering the efficiency and output performance of our Energy Servers. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the useful life of our Energy Servers and their components, including assumptions regarding improvements in power module life that may fail to materialize. We do not have a long history with a large number of field deployments, especially for new product introductions, and our estimates may prove to be incorrect. Failure to meet these warranty and performance guaranty levels may require us to replace the Energy Servers at our expense or refund their cost to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance, capped at a percentage of the relevant equipment purchase prices. We accrue for product warranty costs and recognize losses on service or performance warranties when required by U.S. GAAP based on our estimates of costs that may be incurred and based on historical experience. However, as we expect our customers to renew their O&M agreements each year, the total liability over time may be more than the accrual. Actual warranty expenses have in the past been and may in the future be greater than we have assumed in our estimates, the accuracy of which may be hindered due to our limited history operating at our current scale.
As of December 31, 2020, we had a total of 23 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total acceptances, net of 568 megawatts. None of these early generation servers are recognized as our property, plant and equipment. We expect that our deployed early generation Energy Servers, if not upgraded with our more current generation power modules, may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements with respect to those servers. Further, the Energy Servers held on our consolidated financial statements, including those acquired through our Managed Services Financing option and our Portfolio Financings, could be impaired or have their useful life shortened in the future if adequate maintenance services are not performed or if a determination is made to upgrade the Energy Servers.
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
In addition, the completion of many of our installations depends on the availability of and timely connection to the natural gas grid and the local electric grid. In some jurisdictions, local utility companies or the municipality have denied our request for connection or have required us to reduce the size of certain projects. In addition, some municipalities have recently adopted restrictions that prohibit any new construction that allows for the use of natural gas. For more information regarding these restrictions, please see the risk factor entitled "As a technology based, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies." Any delays in our ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services by our general contractors or sub-contractors will have a material adverse effect on our results and could cause operating results to vary materially from period to period.
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
We manufacture our Energy Servers in a limited number of manufacturing facilities, any of which could become unavailable either temporarily or permanently for any number of reasons, including equipment failure, material supply, public health emergencies or catastrophic weather or geologic events. For example, several of our manufacturing facilities are located in Northern California, an area that is susceptible to earthquakes, floods and other natural disasters. In the event of a significant disruption to our manufacturing process or supply chain, we may not be able to easily shift production to other facilities or to make up for lost production, which could result in harm to our reputation, increased costs, and lower revenues.
The failure of our suppliers to continue to deliver necessary raw materials or other components of our Energy Servers in a timely manner and to specification could prevent us from delivering our products within required time frames, and could cause installation delays, cancellations, penalty payments, and damage to our reputation.
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
To the extent practicable, given the limitations in supply chain previously discussed, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials, which tariffs may exacerbate despite our current alternative sources for these materials. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our Energy Servers for our customers or require us to pay higher prices in order to obtain these raw materials or components from other sources, which could affect our business and our results of operations. Consequently, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.
A failure to properly comply (or to comply properly) with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.
We have established two foreign trade zones, one in California and one in Delaware, through qualification with U.S. Customs and Border Protection, and are approved for "zone to zone" transfers between our California and Delaware facilities. Materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. We benefit from the adoption of foreign trade zones by reduced duties, deferral of certain duties and tariffs, and reduced processing fees, which help us realize a reduction in duty and tariff costs. However, the operation of our foreign trade zones requires compliance with applicable regulations and continued support of U.S. Customs and Border Protection with respect to the foreign trade zone program. If we are unable to maintain the qualification of our foreign trade zones, or if foreign trade zones are limited or unavailable to us in the future, our duty and tariff costs would increase, which could have an adverse effect on our business and results of operations.

Risks Related to Government Incentive Programs
Our business currently depends on the availability of rebates, tax credits and other financial programs and incentives, and the reduction, modification, or elimination of such benefits could cause our revenue to decline and harm our financial results.
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the United States also provide incentives to end users and purchasers of our Energy Servers. We currently have operations and sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, our "Asia Pacific region"), where in some locations such as the Republic of Korea, Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in ten U.S. states, each of which may have its own enabling policy framework. We rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of the Energy Servers to our customers in the U. S. and the Asia Pacific region. Financiers and Equity Investors in our PPA Programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
For example, the RPS is scheduled to be replaced at the end of 2021 with the Hydrogen Portfolio Standard (“HPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the HPS to require 100% hydrogen as an input fuel for fuel cell projects. The Ministry of Trade, Industry, and Economy is running a stakeholder process in 2021 to determine the specifics of the HPS incentive mechanism. As of December 31, 2020, our revenue in the Republic of Korea accounted for 34% of our total revenue. Therefore, if sales of our Energy Servers to this market decline in the future, this may have a material adverse effect on our financial condition and results of operations.
As another example, the previous federal ITC, a federal tax incentive for fuel cell production, expired on December 31, 2016. Without the availability of the ITC benefit incentive, we lowered the price of our Energy Servers to help the economics to our customers remain the same as it was prior to losing the ITC benefit, adversely affecting our gross profit. While the ITC was reinstated by the U.S Congress on February 9, 2018 and made retroactive to January 1, 2017, under current law it will phase out on December 31, 2023, as noted below:
•installations that commence construction before January 1, 2023 are eligible for a 26% credit;
•installations that commence construction in 2023 are eligible for a 22% credit; and
•installations have to be placed in service by January 1, 2026 or the installations become ineligible for the credit.
The ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives. In the case of a Portfolio Financing, the owner of the portfolio bears the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future.
As another example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. The FC NEM tariffs will not be available for new installations after December 31, 2021 and installations that are currently on FC NEM tariffs will have to meet more stringent standards regarding the emissions of greenhouse gases that are under development in order to remain eligible for the FC NEM tariffs. It is not certain that our efforts to obtain an acceptable substitute prior to that deadline will be successful. If our customers are unable to interconnect under the FC NEM tariffs the costs of interconnection may increase and such an increase may negatively impact demand for our products. Additionally, the uncertainty regarding the requirements for continued service under the FC NEM tariffs may negatively impact the perceived value or risks of our products, which may negatively impact demand for our products. Recognizing this, we are working with the appropriate regulatory channels to establish interconnection opportunities through an active proceeding at the California Public Utilities Commission. The proceeding, which is focused on the commercialization of microgrids, is currently ongoing, and we anticipate clarity on interconnection opportunities by late 2021.
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
We expect that Energy Server deployments through certain of our financed transactions will receive capital from Equity Investors who derive a significant portion of their economic returns through tax benefits. Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System ("MACRS") or bonus depreciation, until the Equity Investors achieve their respective agreed rates of return. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history, lack of profitability and that we are only the party who can perform operations and maintenance on our Energy Servers have made it difficult to attract investors in the past. Our ability to obtain additional financing in the future depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers, and the continued availability of tax benefits applicable to our Energy Servers. In addition, conditions in the general economy and financial and credit markets may result in the contraction of available tax equity financing. If we are unable to enter into tax equity financing agreements with attractive pricing terms, or at all, we may not be able to obtain the capital needed to fund our financing programs or use the tax benefits provided by the ITC and MACRS depreciation, which could make it more difficult for customers to finance the purchase of our Energy Servers. Such circumstances could also require us to reduce the price at which we are able to sell our Energy Servers and therefore harm our business, our financial condition, and our results of operations.
Risks Related to Legal Matters and Regulations
We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in the delivery and installation of our Energy Servers.
We are subject to national, state, and local environmental laws and regulations as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, maintaining compliance with applicable environmental laws requires significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our fleet, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our Energy Servers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision. Additionally, in many cases we contractually commit to performing all necessary installation work on a fixed-price basis, and unanticipated costs associated with environmental remediation and/or compliance expenses may cause the cost of performing such work to exceed our revenue. The costs of complying with environmental laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.
The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
Bloom is committed to compliance with applicable environmental laws and regulations including health and safety standards, and we continually review the operation of our Energy Servers for health, safety, and environmental compliance. Our Energy Servers, like other fuel cell technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to address these in accordance with applicable regulatory standards.
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
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams per liter. A small amount of benzene found in the public natural gas supply (equivalent to what is present in one gallon of gasoline in an automobile fuel tank, which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers that are typically replaced once every 15 to 36 months by us from customers’ sites. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers relying upon a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although over the years and with the approval of two states, we believed that we operated under the exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. However, EPA has asked us to show cause why it should not collect approximately $1.0 million in fines from us for the prior period. In order to put this matter behind us and with no admission of law or fact, we agreed to a consent agreement that was ratified and incorporated by reference into a final order that was entered by an Environmental Appeals Judge for EPA’s Environmental Appeals Board in May of 2020. Consistent with the consent agreement and final order, a final payment was made in the fourth quarter of 2020 and EPA has confirmed the matter is formally resolved. Additionally, a nominal penalty was paid to a state agency under that state’s environmental laws relating to the operation of our Energy Server under the exemption prior to the issuance of the revised EPA guidance.
Another example relates to the very small amounts of chromium in hexavalent form ("CR+6"), which our Energy Servers emit at nanometer scale. This occurs any time a steel super alloy is exposed to high temperatures. CR+6 is found in small concentrations in the air generally. However, exposure to high or significant concentrations over prolonged periods of time can be carcinogenic. The small amount of chromium emitted by our Energy Servers is initially in the hexavalent form, but it converts to a non-toxic trivalent form, or CR+3, rapidly after it leaves the Energy Server. In tests we have conducted, air measurements taken 10 meters from an Energy Server show that the CR+6 is largely converted.
Our Energy Servers do not present significant health hazard based on our modeling, testing methodology, and measurements. There are several supporting elements to this position including that the emissions from our Energy Servers are in very low concentrations, are emitted as nanoparticles that convert to the non-hazardous form CR+3 rapidly, are quickly dispersed into the air, and are not emitted in close proximity to locations where people would be expected to have a prolonged exposure. Nevertheless, we have engineered a technology solution that we are deploying.
Several states in which we currently operate, including California, require permits for emissions of air pollutants based on the quantity of emissions, most of which require permits only for quantities of emissions that are higher than those observed from our Energy Servers. Other states in which we operate, including New York, New Jersey, and North Carolina, have specific exemptions for fuel cells. Some states in which we operate have CR+6 limits that are an order of magnitude over our operating range. Within California, the Bay Area Air Quality Management District requires a permit for emissions that are more than 0.00051 lbs/year. Other California regulations require that levels of CR+6 be below 0.00005 µg/m³, which is the level required by Proposition 65 and which requires notification of the presence of CR+6 unless it can be shown to be at levels that do not pose a significant health risk. We have determined that the standards applicable in California in this regard are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date, therefore, deployment of our solution has been focused on California's standards.
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
While we seek to comply with air quality and emission standards in every region in which we operate, it is possible that certain customers in other regions may request that we provide the new technology solution for their Energy Servers to comply with the stricter standards imposed by California . We currently plan to satisfy these requests from customers. Failure or delay in attaining regulatory approval could result in our not being able to operate in a particular local jurisdiction.
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
As a technology based, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
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
At the federal level, FERC has authority to regulate under various federal energy regulatory laws, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. Also, several of the tax equity partnerships in which we have an interest are subject to regulation under FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with FERC, which increases our costs and subjects us to additional regulatory oversight.
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
We may in the future become subject to product liability claims. Our Energy Servers are considered high energy systems because they use flammable fuels and may operate at 480 volts. Although our Energy Servers are certified to meet ANSI, IEEE, ASME, and NFPA design and safety standards, if an Energy Server is not properly handled in accordance with our servicing and handling standards and protocols, there could be a system failure and resulting liability. These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about us and our Energy Servers, which could harm our brand, our business prospects, and our operating results. Our product liability insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our business and our financial condition.

Current or future litigation or administrative proceedings could have a material adverse effect on our business, our financial condition and our results of operations.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For information regarding pending legal proceedings, please see Part I, Item 3, Legal Proceedings and Note 14 - Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data. In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the development of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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

Policing unauthorized use of proprietary technology can be difficult and expensive, and the protective measures we have taken to protect our trade secrets may not be sufficient to prevent such use. For example, many of our engineers reside in California where it is not legally permissible to prevent them from working for a competitor. Also, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights, our business, our prospects, and our reputation.
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
In connection with our expansion into new markets, we may need to develop relationships with new partners, including project developers and/or financiers who may require access to certain of our intellectual property in order to mitigate perceived risks regarding our ability to service their projects over the contracted project duration. If we are unable to come to agreement regarding the terms of such access or find alternative means to address this perceived risk, such failure may negatively impact our ability to expand into new markets. Alternatively, we may be required to develop new strategies for the protection of our intellectual property, which may be less protective than our current strategies and could therefore erode our competitive position.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2020, we had an accumulated deficit of $3.1 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
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

Fluctuations in our operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, our revenue, key operating metrics, and other operating results in future quarters may fall short of our projections or the expectations of investors and financial analysts, which could have an adverse effect on the price of our Class A common stock.
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
Our revenue-generating transactions include the Traditional Lease, Managed Services Financings, sales to international channel partners, and Portfolio Financings, all of which are accounted for differently in our consolidated financial statements. Many of the accounting rules related to our financing transactions are complex and require experienced and highly skilled personnel to review and interpret the proper accounting treatment with respect thereto. Competition for senior finance and accounting personnel in the San Francisco Bay Area who have public company reporting experience is intense, and if we are unable to recruit and retain personnel with the required level of expertise to evaluate and accurately classify our revenue-producing transactions, our ability to accurately report our financial results may be harmed.
In our Annual Report on Form 10-K for the year ended December 31, 2019, we reached a determination to restate certain of our previously issued consolidated financial statements as a result of the identification of material misstatements in previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
In our Annual Report on Form 10-K for the year ended December 31, 2019, we reached a determination to restate our consolidated financial statements and related disclosures for the periods disclosed after misstatements in our accounting treatment of some of our complex or non-routine transactions were identified. The restatement also included corrections for previously identified immaterial uncorrected misstatements in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business.
We identified a material weakness in our internal control over financial reporting at December 31, 2019 related to the accounting for and disclosure of complex or non-routine transactions, which has been remediated. If we otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and an accurate basis may adversely affect the market price of our Class A common stock.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires, among other things, that public companies evaluate the effectiveness of their internal control over financial reporting and disclosure controls and procedures. This Annual Report on Form 10-K is the first year that we were required to adopt the requirements under Section 404B of the Sarbanes-Oxley Act. Notwithstanding the requirements of Section 404B of the Sarbanes-Oxley Act, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, material misstatements were identified in our accounting treatment of some of our complex or non-routine transactions and concluded that certain prior periods were materially misstated and thus we were required to restate the periods impacted. As a result of the restatement, we determined that we had a material weakness in internal control over financial reporting at December 31, 2019, as we did not design and maintain an effective control environment with a sufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting for and disclosure of complex or non-routine transactions commensurate with our financial reporting requirements. Please see Part II, Item 9A, Controls and Procedures in this Annual Report on Form 10-K for additional information regarding the identified material weakness and our actions to remediate the material weakness.
In order to comply with Section 404B, we may incur substantial costs, expend significant management time on compliance-related issues, and need to hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404B in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock.
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
Risks Related to Our Liquidity
We must maintain the confidence of our customers in our liquidity, including in our ability to timely service our debt obligations and in our ability to grow our business over the long-term.
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

As of December 31, 2020, we and our subsidiaries had approximately $390.9 million of total consolidated indebtedness, of which an aggregate of $168.0 million represented indebtedness that is recourse to us, all of which is classified as non-current. Of this $168.0 million in debt, $68.6 million represented debt under our 10.25% Senior Secured Notes (the "10.25% Senior Secured Notes"), and $99.4 million represented debt under the $230.0 million aggregate principal amount of our 2.50% Green Convertible Senior Notes due 2025 (the "Green Notes"). In addition, our PPA Entities’ (defined herein) outstanding indebtedness of $222.9 million represented indebtedness that is non-recourse to us. For a description and definition of PPA Entities, please see Part II, Item 7, Management’s Discussion and Analysis – Purchase and Lease Options – Portfolio Financings. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things:
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
As of December 31, 2020, we and our subsidiaries have approximately $390.9 million of total consolidated indebtedness, including $120.8 million in short-term debt and $270.1 million in long-term debt. Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
Under some circumstances, we may be required to or elect to make additional payments to our PPA Entities or the Equity Investors.
Three of our PPA Entities are structured in a manner such that, other than the amount of any equity investment we have made, we do not have any further primary liability for the debts or other obligations of the PPA Entities. All of our PPA Entities that operate Energy Servers for end customers have significant restrictions on their ability to incur increased operating costs, or could face events of default under debt or other investment agreements if end customers are not able to meet their payment obligations under PPAs or if Energy Servers are not deployed in accordance with the project’s schedule. In three cases, if our PPA Entities experience unexpected, increased costs such as insurance costs, interest expense or taxes or as a result of the acceleration of repayment of outstanding indebtedness, or if end customers are unable or unwilling to continue to purchase power under their PPAs, there could be insufficient cash generated from the project to meet the debt service obligations of the PPA Entity or to meet any targeted rates of return of Equity Investors. If a PPA Entity fails to make required debt service payments, this could constitute an event of default and entitle the lender to foreclose on the collateral securing the debt or could trigger other payment obligations of the PPA Entity. To avoid this, we could choose to contribute additional capital to the applicable PPA Entity to enable such PPA Entity to make payments to avoid an event of default, which could adversely affect our business or our financial condition. Under PPA IV’s note purchase agreement, PPA IV is obligated to offer to repay all outstanding debt in the event that at any time we fail to own (directly or indirectly) at least 50.1% of the equity interest of PPA IV not owned by the Equity Investor(s). Upon receipt of such offer, the lenders may waive that obligation or elect to require PPA IV to prepay all remaining amounts owed under PPA IV’s project debt. The obligations under PPA IV have not been triggered as of December 31, 2020.
Risks Related to Our Operations
We may have conflicts of interest with our PPA Entities.
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, a PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of December 31, 2020, conflicts of interest may arise in the future that cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
Expanding operations internationally could expose us to additional risks.
Although we currently primarily operate in the United States, we continue to expand our business internationally. We currently have operations in Japan, China, India, and the Republic of Korea (collectively, our "Asia Pacific region"). Managing any international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:
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
•greater difficulties in securing or enforcing our intellectual property rights in certain jurisdictions;
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
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects, and operating results. In particular, we are highly dependent on the services of Dr. Sridhar, our Founder, President, Chief Executive Officer and Director, and other key employees. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the San Francisco Bay Area where our principal offices are located. Our failure to attract and retain our executive officers and other key management, technical, engineering, and sales personnel could adversely impact our business, our prospects, our financial condition, and our operating results. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.
A breach or failure of our networks or computer or data management systems could damage our operations and our reputation.
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, all of our Energy Servers are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. The security of our infrastructure, including the network that connects our Energy Servers to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a material adverse impact on our business and our Energy Servers in the field, and the protective measures we have taken may be insufficient to prevent such events. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyber-attacks, negligence, or other reasons could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our Energy Servers and could result in disruption to our business and potentially legal liability. In addition, if certain of our IT systems failed, our production line might be affected, which could impact our business and operating results. These events, in addition to impacting our financial results, could result in significant costs or reputational consequences.
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
The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chairman and Chief Executive Officer, and also with those stockholders who held our capital stock prior to the completion of our initial public offering ("IPO") including our directors, executive officers and significant stockholders, which limits or precludes your ability to influence corporate matters including the election of directors and the approval of any change of control transaction, and may adversely affect the trading price of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2020, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
In the event that some or all of the Green Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our Class A common stock issuable upon such conversion could adversely affect the prevailing market price of our Class A common stock. If we were not able to pay cash upon conversion of the Green Notes, the issuance of shares of Class A common stock upon conversion of the Green Notes could depress the market price of our Class A common stock.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
S&P Dow Jones and FTSE Russell have implemented changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and has caused shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market as and when our Class B common stock converts to Class A common stock. The perception that these sales might occur may also cause the market price of our common stock to decline. We had a total of 140,094,633 shares of our Class A common stock and 27,908,093 shares of our Class B common stock outstanding as of December 31, 2020.
In addition, as of December 31, 2020, we had stock options, restricted stock units ("RSUs") and performance-based stock units ("PSUs") outstanding that, if fully exercised or settled, would result in the issuance of 11,125,577 shares of Class A common stock and 10,647,482 shares of Class B common stock.
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

Provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, may limit attempts by our stockholders to replace or remove our current management, may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and may limit the market price of our Class A common stock.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
The table below presents details for our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term

Corporate headquarters[1]	San Jose, CA	181,000	Leased	2028
Manufacturing, research and development	Sunnyvale, CA	192.975	Leased	*
Manufacturing, research and development	Mountain View, CA	88,290	Leased	**
Manufacturing, research and development	Fremont, CA	89,336	Leased	2027
Manufacturing	Newark, DE	148,809	Leased	***
Manufacturing[2]	Newark, DE	75,609	Owned	n/a
* Lease terms expire over the period April 2021 through December 2023.
** Month to month arrangement.
*** Lease terms expire over the period December 2021 through December 2026.
1 Our corporate headquarters is used for administration, research and development, and sales and marketing.
2 Our first purpose-built Bloom Energy manufacturing center for the fuel cells and Energy Servers assembly, and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently.
We lease additional office space as field offices in the United States and office and manufacturing space around the world including in China, India, the Republic of Korea, Taiwan and the United Arab Emirates.
Due to growth in 2020, our current manufacturing facilities in California are no longer sufficient and we are in the process of moving all our manufacturing facilities in California into one facility. We believe this will address current capacity constraints and provide for additional capacity necessary for future growth.

ITEM 3 - LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 14 - Commitments and Contingencies in Part I, Item 8, Financial Statements and Supplementary Data - Legal Matters.
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

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on The New York Stock Exchange ("NYSE") under the symbol “BE”. There is no public trading market for our Class B common stock. On February 18, 2021, there were 509 registered holders of record of our Class A common stock and 254 registered holders of record of our Class B common stock.
We have not declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.
During the three months ended December 31, 2020, we issued 12,026,101 shares of our Class B common stock to certain holders of our 10% Convertible Notes upon settlement of conversion of approximately $96.2 million of such notes. These shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act. All of these Class B common stock shares were subsequently converted to Class A common stock.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return since our initial public offering provided stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Nasdaq Clean Edge Green Energy Total Return Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on July 25, 2018 (the date our Class A common stock began trading on the NYSE) and its relative performance is tracked through December 31, 2020.
This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act. Note that past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Bloom Energy Corporation
NYSE Composite Index
NASDAQ Clean Edge Green Energy Total Return Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/25/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
ASSUMES $100 INVESTED ON JUL. 25, 2018
ASSUMES DIVIDEND REINVESTED
YEAR ENDING DEC. 31, 2020

(in cumulative $)	July 25, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Bloom Energy Corporation	$100.00	$136.32	$39.92	$51.68	$49.08	$13.00	$29.88	$20.92	$43.52	$71.88	$114.64
NYSE Composite Index	$100.00	$101.64	$88.91	$99.90	$103.40	$103.70	$111.59	$83.19	$96.68	$103.84	$119.39
NASDAQ Clean Edge Green Energy Total Return Index	$100.00	$98.59	$88.81	$101.33	$107.02	$108.65	$126.69	$102.62	$151.76	$227.03	$360.87

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Overview
Description of Bloom Energy
We created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that provides clean and resilient power to businesses, essential services, and critical infrastructure. Our technology, invented in the United States, is the most advanced thermal electric generation technology on the market today. Our fuel-flexible Bloom Energy Servers can use biogas and hydrogen, in addition to natural gas, to create electricity at significantly higher efficiencies than traditional, combustion-based resources. In addition, our fuel cell technology can be used to create hydrogen, which is increasingly recognized as a critically important tool necessary for the full decarbonization of the energy economy. Our enterprise customers are among the largest multi-national corporations who are leaders in adopting new technologies. We also have strong relationships with some of the largest utility companies in the United States and the Republic of Korea.
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
This section includes comparisons of certain 2020 financial information to the same information for 2019. Additional information about results for 2018 and certain year-on-year comparisons between 2019 and 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19 Pandemic
General
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers, notwithstanding government “shelter in place” orders. For the safety of our employees and others, many of our employees are still working from home unless they are directly supporting essential manufacturing production operations, installation work, service and maintenance activities and R&D. We have established protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, and temperature screenings upon entry. In addition, all individuals entering our facilities are required to wear face coverings and our policy is to direct them not to enter if they have COVID-19-like symptoms. We follow CDC and local guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Part I, Item 1A, Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
Liquidity and Capital Resources
In March 2020, we successfully extended the maturity of our 10% Convertible Promissory Notes due December 2021 (the “10% Convertible Notes”), our 10% Constellation Promissory Note to December 2021 (the “10% Constellation Note”), and additionally entered into a note purchase agreement to issue $70.0 million of the 10.25% Notes in a private placement that was subsequently completed on May 1, 2020. Since then, the 10% Convertible Notes and the 10% Constellation Note were converted into equity and the potential liabilities associated with these notes have been extinguished. In August 2020, we issued the Green Notes. In November 2020, we redeemed our 10% Senior Secured Notes due July 2024 (the “10% Notes”).

Although, COVID-19 created disruptions throughout various aspects of our business as noted herein, it had a limited impact on our results of operation throughout 2020. This is in part due to the fact that throughout 2020, we continued to be conservative with our working capital spend, maintaining as much flexibility as possible around the timing of taking and paying for inventory and manufacturing our product while managing potential changes or delays in installations. We also improved our liquidity in light of the issuance of the Green Notes and conversion of 10% Convertible Notes and the 10% Constellation Notes. As we exited 2020, we do have expansion needs for our manufacturing facilities to meet anticipated demand in 2022. We are also expanding our selling territories both domestically and internationally, and anticipate an increase in the necessary resources to expand into new geographies. Although, we believe we have the sufficient capital for these activities over the next 12 months, we may enter the equity market for additional expansion capital. Please refer to Note 7 - Outstanding Loans and Security Agreements in Part II, Item 8, Financial Statements and Supplementary Data; and Part I, Item 1A, Risk Factors – Risks Related to Our Liquidity – Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Sales

Our selling activity was impacted by COVID-19 in the first half of 2020. In some industries, such as education and entertainment, decision makers shifted their focus to the immediate needs of the pandemic, thus delaying their purchase decisions and capital outlays. In other industries, we have experienced an increase in the time necessary to obtain new business as our customers address the impact of the COVID-19 pandemic and assess their facility and electricity needs. While there may ultimately be a reduction in electricity needs due to a decrease in economic activity, to date the impact has generally equated to a longer transaction cycle. Although sales in these sectors and others were impacted in the first half of 2020, a more typical demand and purchasing cycle returned in the second half of 2020.

Our ability to continue to expand our business both domestically and internationally and develop customer relationships also has been negatively impacted by current travel restrictions. Our marketing efforts historically have often involved customer visits to our manufacturing centers in California or Delaware, which we suspended throughout 2020 and have so far continued to do so. To the extent COVID-19 continues throughout 2021 and these travel restrictions remain, our expansion efforts may be impacted.
On the other hand, a significant portion of our customers are hospitals, healthcare companies, retailers and data centers. These industries are composed of essential businesses that still need the resiliency and reliability offered by our products. Throughout 2020, we saw a moderate increase in demand for our products in these sectors where the COVID-19 pandemic has highlighted the benefits of always-on, on-site power in times of disaster and uncertainty though tempered by the issues noted above. In addition, the pandemic has had no significant effect on our business in the Republic of Korea.
We have also had some unique opportunities to deploy our systems on an emergency basis to support temporary hospitals. We believe deploying clean electrical power with no oxides of nitrogen or sulfur emissions, especially as atmospheric pollutants, is important for facilities preparing to treat a respiratory disease like COVID-19. As a result of this opportunity to introduce our products to more healthcare providers, demand for our products at some permanent hospitals has also moderately increased.
Customer Financing

COVID-19 has resulted in a significant drop in the ability of many financiers (particularly financing institutions) to monetize tax credits. This is due to a drop in their taxable income stemming from losses due to the COVID-19 pandemic. We were able to obtain financing for our 2020 installations, but are still in the process of securing financing for our 2021 installations. We are actively working with new sources of capital that could finance projects for our 2021 installations. We have experienced in the current environment an increase in the time needed to solidify new relationships. The travel restrictions and limited ability for financiers to conduct due diligence at our facilities has increased the timeline to reach closure with new financiers. In addition, our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers. Some of our customers’ credit ratings have recently fallen, which is impacting financing for their use of an Energy Server.

As of the end of 2020, all our customers were able to meet their payment obligations and the pandemic had no impact on the current financing instruments we had in place. Our recent experience has been that financing parties have capital to deploy and are interested in financing our Energy Servers. However, with the limited availability of tax credits, the difficulty for new potential financing parties to conduct due diligence in light of the pandemic and the drop in credit rating of some customers, it is taking longer to secure financing than in the past. If we are unable to secure financing for our 2021 installations, our revenue, cash flow and liquidity will be materially impacted.
Installations and Maintenance of Energy Servers
Our installation and maintenance operations have been, and may continue to be, adversely impacted by the COVID-19 pandemic. Our installation projects have experienced delays and may continue to experience delays relating to, among other things, shortages in available labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations; the stoppage of work by gas and electric utilities on which we are critically dependent for hook ups; and the unavailability of necessary civil and utility inspections as well as the review of our permit submissions and issuance of permits by multiple authorities that have jurisdiction over our activities.
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
Throughout 2020, the COVID-19 pandemic has caused delays that affected nearly all of our installations with varying degrees of severity. Since we do not recognize revenue on the sales of our products until installation and acceptance, installation delays have a negative and potentially material impact on our results of operations including revenue. Since we generally earn cash as we progress through the installation process, delays to installation activity also has an adverse and potentially materially affect on our cash flows. Our installations completed in the quarter ended December 31, 2020 were minimally impacted by COVID-19 and given mitigation strategies, we were able to complete our planned installations.
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
Supply Chain
We have experienced COVID-19 related delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers and adversely impact our cash flows and results of operations including revenue. We have a global supply chain and obtain components from Asia, Europe and India. In many cases, the components we obtain are jointly developed with our suppliers and unique to us, which makes it difficult to obtain and qualify alternative suppliers should our suppliers be impacted by COVID-9. In the second quarter, we experienced COVID-19 related delays from certain vendors and suppliers, however, these suppliers were not supplying discrete components to us and we were able to find and qualify alternative suppliers and our production was not impacted. During the third and fourth quarter, our supply chain stabilized; however, we still experienced supply chain disruptions due to COVID-19 with respect to logistics and container shortages. We put actions in place to mitigate the disruptions by booking alternate sea routes, creating virtual hubs and consolidating shipments coming form the same region
If spikes in COVID-19 occur in regions in which our supply chain operates we could experience a delay in materials, which could in turn impact production and installations and our cash flow and results of operations, including revenue.

Manufacturing
As an essential business in both the states of California and Delaware, we have continued to manufacture Energy Servers, but have adopted strict measures to help keep our employees safe. These measures have decreased productivity to a limited extent, but our deployments, maintenance and installations have not yet been constrained by our current pace of manufacturing. As described above, we have established protocols to minimize the risk of COVID-19 transmission within our manufacturing facilities and follow CDC and local guidelines when notified of possible exposures. We also instituted testing of individuals who comes into our facilities. Even with these precautions, it is possible an asymptomatic individual could enter our facilities and transmit the virus to others. We have had a few positive tests and in such cases, we have followed CDC and local guidelines.
If we become aware of cases of COVID-19 among our employees, we notify those with whom the person is known to have been in contact, send the exposed employees home for at least 10 days and require employees to test negative before returning to work. Certain roles within our facilities involve greater mobility throughout our facilities and potential exposure to more employees. In the event one of such employees suffers from COVID-19, or if we otherwise believe that a significant number of employees have been exposed and sent home, particularly in our manufacturing facilities, our production could be significantly impacted. Furthermore, since our manufacturing process requires tasks performed at both our California facility and Delaware facility, significant exposure at either facility would have a substantial impact on our overall production, and could adversely affect our cash flow and results of operations including revenue.
To date, COVID-19 has not impacted our production given the safety protocols we have put in place augmented by our ability to increase our shifts and obtain a contingent work force for some of the manufacturing activities. If COVID-19 materially impacts our supply chain or if we experience a significant COVID-19 outbreak that affects our manufacturing workforce, our production could be adversely impacted which could adversely impact our cash flow and results of operation, including revenue.

Purchase and Lease Options
Overview
Initially, we only offered our Energy Servers on a direct purchase basis, in which the customer purchases the product directly from us. We learned that while interested in our Energy Servers, some customers lacked the interest or financial capability to purchase our Energy Servers directly. Some of these customers were not in a position to optimize the use of federal tax benefits like the investment tax credit and accelerated depreciation.
In order to expand our offerings to those unable or those who prefer to not directly purchase our Energy Servers and/or who prefer to contract for our services on a pay-as-you-go model, we subsequently developed three financing options that enabled customers' use of the Energy Servers without a direct purchase through third-party ownership financing arrangements.
Under the ‘Traditional Lease’ option, a customer may lease one or more Energy Servers from a financial institution that purchases such Energy Servers. In most cases, the financial institution completes its purchase from us immediately after commissioning. We both (i) facilitate this financing arrangement between the financial institution and the customer and (ii) provide ongoing operations and maintenance services for the Energy Servers (such arrangement, a “Traditional Lease”).
Alternatively, a customer may enter into one of two major types of service contracts with us for the purchase of electricity generated by the Energy Servers. The first type of services contract has a fixed monthly payment component that is required regardless of the Energy Servers’ performance, and in some cases also includes a variable payment based on the Energy Server's performance (a “Managed Services Agreement”). Managed Services Agreements are then financed pursuant to a sale-leaseback with a financial institution (a “Managed Services Financing”). The second type of services contract requires the customer to pay for each kilowatt-hour produced by the Energy Servers (a “Power Purchase Agreement” or "PPA"). PPAs have been financed through tax equity partnerships, acquisition financings, and direct sales to investors (each, a “Portfolio Financing”).
Our capacity to offer our Energy Servers through any of these financed arrangements depends in large part on the ability of the financing party or parties involved to optimize the federal tax benefits associated with a fuel cell, like the investment tax credit or accelerated depreciation. Interest rate fluctuations may also impact the attractiveness of any financing offerings for our customers, and currency exchange fluctuations may also impact the attractiveness of international offerings. Each of these financings is limited by the creditworthiness of the customer. Additionally, the Traditional Lease and Managed Services Financing options, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of our obligations under the customer agreement.
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
Warranties and Guaranties
We typically provide warranties and guaranties regarding our Energy Servers’ performance (efficiency and output) to both the customer and in the case of Portfolio Financings, the investor. We refer to a “performance warranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to repair or replace the Energy Servers as necessary to improve performance. If we fail to complete such repair or replacement, or if repair or replacement is impossible, we may be obligated to repurchase the Energy Servers from the customer or financier. We refer to a “performance guaranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to make a payment to compensate the beneficiary of such guaranty for the resulting increased cost or decreased benefits resulting from the failure to meet the guaranteed level. Our obligation to make payments under the performance guaranty is always contractually capped.
In most cases, we include the first year of performance warranties and guaranties in the sale price of the Energy Server. Typically, performance warranties and guaranties made for the benefit of the Customer are in the Managed Services Agreement or PPA, as the case may be. In a Portfolio Financing, the performance warranties and guaranties made for the benefit of the investors are in an O&M Agreement. In a Traditional Lease or direct purchase option, the performance warranties and guaranties are in an extended maintenance service agreement.
Overview of Financing and Lease Options

The substantial majority of bookings made in recent periods have been Managed Services Agreements and PPAs. Each of our financing and lease options is described in further detail below.

Managed Services Financing
Under our Managed Services Financing option, we enter into a Managed Services Agreement with a customer for a certain term. In exchange for the use of the Energy Server and its generated electricity the customer makes a monthly payment. The monthly payment always includes a fixed monthly capacity-based payment, and in some cases also includes a performance-based payment based on the performance of the Energy Server. The fixed capacity-based payments made by the customer under the Managed Services Agreement are applied toward our obligation to pay down our periodic rent liability under a sale-leaseback transaction with an investor. The performance payment is transferred to us as compensation for operations and maintenance services and recognized as electricity revenue within the consolidated statements of operations.
Under a Managed Services Financing, once we enter into a Managed Services Agreement with the customer, a financier is identified, we sell the Energy Server to such financier, as lessor, and the financier, as lessor, leases it back to us, as lessee, pursuant to a sale-leaseback transaction. The proceeds from the sale are recognized as a financing obligation within the consolidated balance sheets. Any ongoing operations and maintenance service payments are scheduled in the Managed Services Agreement in the form of the performance-based payment described above. The financier typically pays the purchase price for an Energy Server contemplated by the Managed Services Agreement on or shortly after acceptance.
The fixed capacity payments made by the customer under the Managed Services Agreement are applied towards our obligation to pay periodic rent under the sale-leaseback transaction. We assign all our rights to such fixed payments made by the customer to the financier, as lessor.
The duration of the master lease in a Managed Services Financing is currently between five and ten years.
Our Managed Services Agreements typically provide only for performance warranties of both the efficiency and output of the Energy Server, all of which are written in favor of the customer. These types of projects typically do not include guaranties above the warranty commitments, but in projects where the customer agreement includes a service payment for our operations and maintenance, that payment is typically proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. This means that our service revenues may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of December 31, 2020, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Financings was performing at a lifetime average output of approximately 86%.

Portfolio Financings
*Under a Portfolio Financing, pursuant to which we sell an operating company to an investor or tax-equity partnership, we have no equity in the purchaser, also referred to as Third-Party PPA.
A PPA is an agreement pursuant to which the owner of an Energy Server sells electricity to an end customer on a dollar-per-kilowatt-hour basis pursuant to a power purchase agreement. We have financed PPAs through two types of Portfolio Financings.
In one type of transaction, we finance a portfolio of PPAs pursuant to a tax equity partnership in which we hold a managing member interest (such partnership, a “PPA Entity”). We sell the portfolio of Energy Servers to a single member limited liability project company (an “Operating Company”). The Operating Company sells the electricity generated by the Energy Servers contemplated by the PPAs to the ultimate end customers. As these transactions include an equity investment by us in the PPA Entity for which we are the primary beneficiary and therefore consolidate the entities, we recognize revenue as the electricity is produced. Our future plans to raise capital no longer contemplate these types of transactions.
We also finance PPAs through a second type of Portfolio Financing pursuant to which we sell an entire Operating Company to an investor or tax equity partnership in which we do not have an equity interest (a “Third-Party PPA”). We recognize revenue on the sale of each Energy Server purchased by the Operating Company on acceptance. For further discussion, see Note 13 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.
When we finance a portfolio of Energy Servers and PPAs through a Portfolio Financing, we enter into a sale, engineering and procurement and construction agreement (“EPC Agreement”) and an O&M Agreement, in each case with the Operating Company that both is counter-party to the portfolio of PPAs and that will eventually own the Energy Servers. As counter-party to the portfolio of PPAs, the Operating Company, as owner of the Energy Servers, receives all customer payments generated under the PPAs, all investment tax credits, all accelerated tax depreciation benefits, and any other available state or local benefits arising out of the ownership or operation of the Energy Servers, to the extent not already allocated to the end customer under the PPA.
The sales of our Energy Servers to the Operating Company in connection with a Portfolio Financing have many of the same terms and conditions as a direct sale. Payment of the purchase price is generally broken down into multiple installments, which may include payments prior to shipment, upon shipment or delivery of the Energy Server, and upon acceptance of the Energy Server. Acceptance typically occurs when the Energy Server is installed and running at full power as defined in the applicable EPC Agreement. A one-year service warranty is provided with the initial sale. After the expiration of the initial standard one-year warranty, the Operating Company has the option to extend our operations and maintenance services under the O&M Agreement on an annual basis at a price determined at the time of purchase of our Energy Server, which may be renewed annually for each Energy Server for up to 30 years. After the standard one-year warranty period, the Operating Company has almost always exercised the option to renew our operations and maintenance services under the O&M Agreement.
We typically provide performance warranties and guaranties related to output and efficiency or a combination of the two to the Operating Company under the O&M Agreement. We also backstop all of the Operating Company’s obligations under the portfolio of PPAs, including both the repair or replacement obligations pursuant to the performance warranties and any payment liabilities under the guaranties.
As of December 31, 2020, we had incurred no liabilities to investors in Portfolio Financings due to failure to repair or replace Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties was capped at an aggregate total of approximately $114.3 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $108.9 million.
Obligations to Operating Companies
In addition to our obligations to the end customers, our Portfolio Financings involve many obligations to the Operating Company that purchases our Energy Servers. These obligations are set forth in the applicable EPC Agreement and O&M Agreement, and may include some or all of the following obligations:
•designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the Operating Company;
•obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the EPC Agreements and O&M Agreements;
•operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations;
•satisfying the performance warranties and guaranties set forth in the applicable O&M Agreements;
•satisfying the performance warranties and guaranties in each of the applicable PPAs on behalf of the Operating Company; and
•complying with any other specific requirements contained in the PPAs with individual end-customers.
The EPC Agreement obligates us to repurchase the Energy Server in the event of certain IP Infringement claims. The O&M Agreement obligates us to repurchase the Energy Servers in the event the Energy Servers fail to comply with the performance warranties and guaranties in the O&M Agreement and we do not cure such failure in the applicable time period, or that a PPA terminates as a result of any failure by us to perform the obligations in the O&M Agreement. In some of our Portfolio Financings, our obligation to repurchase Energy Servers under the O&M extends to the entire fleet of Energy Servers sold in the event a systemic failure affects more than a specified number of Energy Servers.
In some Portfolio Financings, we have also agreed to pay liquidated damages to the applicable Operating Company in the event of delays in the manufacture and installation of our Energy Servers, either in the form of a cash payment or a reduction in the purchase price for the applicable Energy Servers.
Both the upfront purchase price for our Energy Servers and the ongoing fees for our operations and maintenance are paid on a fixed dollar-per-kilowatt basis.

Administration of Operating Companies.
In each of our Portfolio Financings in which we hold an interest in the tax equity partnership, we perform certain administrative services as managing member on behalf of the applicable Operating Company, including invoicing the end customers for amounts owed under the PPAs, administering the cash receipts of the Operating Company in accordance with the requirements of the financing arrangements, interfacing with applicable regulatory agencies, and other similar obligations. We are compensated for these services on a fixed dollar-per-kilowatt basis.
The Operating Company in each of our PPA Entities (with the exception of one PPA Entity) has incurred debt in order to finance the acquisition of Energy Servers. The lenders for these projects are a combination of banks and/or institutional investors. In each case, the debt is secured by all of the assets of the applicable Operating Company, such assets being primarily comprised of the Energy Servers and a collateral assignment of each of the contracts to which the Operating Company is a party, including the O&M Agreement and the PPAs. As further collateral, the lenders receive a security interest in 100% of the membership interest of the Operating Company. The lenders have no recourse to us or to any of the other equity investors (the "Equity Investors") in the Operating Company for liabilities arising out of the portfolio.
We have determined that we are the primary beneficiary in the PPA Entities, subject to reassessments performed as a result of upgrade transactions. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our consolidated financial statements. We recognize the Equity Investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest. Our consolidated statements of cash flows reflect cash received from these investors as proceeds from investments by noncontrolling interests in subsidiaries. Our consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these investors as distributions payable to noncontrolling interests in subsidiaries on our consolidated balance sheets. However, the Operating Companies are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the Operating Companies except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rate of return to the Equity Investors, or otherwise.
For further information about our Portfolio Financings, see Note 13 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.

Traditional Lease
Under the Traditional Lease option, the customer enters into a lease directly with a financier (the "Lease"), which pays us for our Energy Servers purchased pursuant to a direct sales agreement. We recognize product and installation revenue upon acceptance. After the standard one-year warranty period, our customers have almost always exercised the option to enter into service agreement for operations and maintenance work with us, under which we receive annual service payments from the customer. The price for the annual operations and maintenance services is set at the time we enter into the Lease. The term of a lease in a Traditional Lease option ranges from five to ten years.
The direct sales agreement provides for sale and the installation of our Energy Servers and includes a standard one-year warranty, to the financier as purchaser. The services agreement with the customer provides certain performance warranties and guaranties, with the services term offered on an annually renewing basis at the discretion of, and to, the customer. The customer must provide fuel for the Bloom Energy Servers to operate.
The direct sales agreement in a Traditional Lease arrangement typically provides for performance warranties and guaranties of both the efficiency and output of our Energy Servers, all of which are written in favor of the customer. As of December 31, 2020, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties for projects financed pursuant to a Traditional Lease was capped contractually under the sales agreement between us and each customer at an aggregate total of approximately $6.0 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $3.8 million.
Remarketing at Termination of Lease
In the event the customer does not renew or purchase our Energy Servers to the end of its Lease, we may remarket any such Energy Servers to a third party. Any proceeds of such sale would be allocated between us and the applicable financing partner as agreed between them at the time of such sale.

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
Our product sales backlog was $1.0 billion, equivalent to 1,994 systems, or 199.4 megawatts, as of December 31, 2020. Our product sales backlog was $1.1 billion, equivalent to 1,983 systems, or 198.3 megawatts, as of December 31, 2019.
We define product sales backlog as signed customer product sales orders received prior to the period end, but not yet accepted, excluding site cancellations. The timing of the deployment of our backlog depends on the factors described above. However, as a general matter, at any point in time, we expect at least 50% of our backlog to be deployed within the next 12 months. The portion of our backlog in the year ended December 31, 2020 attributable to each payment option was as follows: direct purchase (including Third Party PPAs) 90% and Managed Services Agreements 10%. The portion of our backlog in the year ended December 31, 2019 attributable to each payment option was as follows: direct purchase (including Third Party PPAs) 93% and Managed Services Agreements 7%.
International Channel Partners
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
We have entered into sales, installation, operations and maintenance agreements with three developers for the deployment of our Energy Servers pursuant to the New York CDG program, and we subsequently recognized revenue associated with 75 systems in the three months ended September 30, 2020. In June 2020, the New York Public Service Commission issued an Order that limited the CDG compensation structure for “high capacity factor resources,” including fuel cells, in a way that will make the economics for these types of projects more challenging in the future. However, the projects that were already under contract were grandfathered into the program under the previous compensation structure. Irrespective of this development, we believe that these types of subscriber-based programs could be a source of future revenue and will continue to look to generate future sales through these programs during 2021.

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
Comparison of the Years Ended December 31, 2020 and 2019
Acceptances
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
The product acceptances in the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,		Change
	2020	2019	Amount	%

Product accepted during the period (in 100 kilowatt systems)	1,326	1,194	132	11.1%
Product accepted increased by 132 systems, or 11.1%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Acceptance volume increased as demand increased for our Energy Servers.

As discussed in the Purchase and Lease Options section above, our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	96%	93%
Traditional Lease	—%	—%
Managed Services	4%	7%
	100%	100%
The portion of total revenue attributable to each purchase option in the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019

Direct Purchase (including Third Party PPAs and International Channels)	88%	85%
Traditional Lease	1%	1%
Managed Services	5%	5%
Portfolio Financings	6%	9%
	100%	100%
Billings Related to Our Products
Total billings attributable to each revenue classification for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Billings for product accepted in the period	$543,868	$681,034	$(137,166)	(20.1)%
Billings for installation on product accepted in the period	99,580	61,270	38,310	62.5%
Billings for annual maintenance services agreements	82,692	76,852	5,840	7.6%

Billings for product accepted decreased by approximately $137.2 million, or 20.1%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to a higher average selling price mix in the year ended December 31, 2019, driven mainly by the one-time PPA II upgrade that occurred in the year ended December 31, 2019. Billings for installation on product accepted increased $38.3 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Although product acceptances in the period increased only 11.1%, billings for installation on product accepted increased 62.5%, primarily due to the mix in installation billings driven by site complexity, site size, personalized applications, and the customer's option to complete the installation of our Energy Servers themselves. Billings for annual maintenance service agreements increased $5.8 million, or 7.6%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was driven primarily by the increase in our installed base.
Costs Related to Our Products
Total product related costs for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,		Change
	2020	2019	Amount	%

Product costs of product accepted in the period	$2,368/kW	$2,881 /kW	$(513)/kW	(17.8)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$19,573	$16,989	$2,584	15.2%
Installation costs on product accepted in the period	$900/kW	$644/kW	$256/kW	39.8%
Product costs of product accepted decreased by approximately $513 per kilowatt, or 17.8%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The product cost reduction was driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses increased by approximately $2.6 million, or 15.2%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in period costs for the period was primarily driven by a lower benefit from capitalization of stock-based compensation overhead costs to inventory in the current year offset by higher utilization of inventory materials.
Installation costs on product accepted increased by approximately $256 per kilowatt, or 39.8%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, and the customer's option to complete the installation of our Energy Servers themselves. As such, installation on a per kilowatt basis can vary significantly from period-to-period.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the years ended December 31, 2020 and 2019 is presented below (in thousands, except percentage data).
Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Product	$518,633	$557,336	$(38,703)	(6.9)%
Installation	101,887	60,826	41,061	67.5%
Service	109,633	95,786	13,847	14.5%
Electricity	64,094	71,229	(7,135)	(10.0)%
Total revenue	$794,247	$785,177	$9,070	1.2%
Total Revenue
Total revenue increased approximately $9.1 million, or 1.2%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily driven by an 11.1% increase in acceptances, offset by the favorable impact of the PPA II upgrade that occurred in the year ended December 31, 2019.
Product Revenue
Product revenue decreased approximately $38.7 million, or 6.9%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The product revenue decrease was driven by the one-time favorable impact of the PPA II upgrade on revenue in the year ended December 31, 2019, partially offset by the increase in product revenue from the 11.1% increase in acceptances and $14.2 million of previously deferred revenue that was recognized in the year ended December 31, 2020 that was not associated with acceptances or services in the year. This was a one-time recognition of deferred revenue related to a specific contract that changed scope.
Installation Revenue
Installation revenue increased approximately $41.1 million, or 67.5%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was driven by the increase in product acceptances of approximately 132 systems, or 11.1%, for the year ended December 31, 2020 and due to the change in mix of installations driven by site complexity, site size, and the customer's option to complete the installation of our Energy Servers themselves.
Service Revenue
Service revenue increased approximately $13.8 million, or 14.5% for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to the increase in the number of annual maintenance contract renewals driven by our growing fleet of installed Energy Servers.
Electricity Revenue
Electricity revenue decreased approximately $7.1 million, or 10.0%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to a reduction in electricity revenue resulting from the decommissioning and an upgrade of PPA II in the year ended December 31, 2019. Electricity revenue was primarily driven by the PPA Entities, which included PPA II, and, to a lesser extent, our Managed Services Agreements. When the PPA Entities are decommissioned, we no longer recognize electricity revenue for them.

Cost of Revenue

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$332,724	$435,479	$(102,755)	(23.6)%
Installation	116,542	76,487	40,055	52.4%
Service	132,329	100,238	32,091	32.0%
Electricity	46,859	75,386	(28,527)	(37.8)%
Total cost of revenue	$628,454	$687,590	$(59,136)	(8.6)%
Total Cost of Revenue
Total cost of revenue decreased approximately $59.1 million, or 8.6%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Included as a component of total cost of revenue, stock-based compensation decreased approximately $28.0 million, or 61.5%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. In addition, cost of revenue for the year ended December 31, 2019 included $94.8 million of one-time expenses associated with the PPA upgrade. Total cost of revenue, excluding stock-based compensation and the one-time expenses, increased approximately $63.6 million, or 11.6%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019 due to the 11.1% increase in product acceptances.
Cost of Product Revenue
Cost of product revenue decreased approximately $102.8 million, or 23.6%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Stock-based compensation, which is included as a component of cost of product revenue, decreased approximately $22.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. In addition, cost of product revenue for the year ended December 31, 2019 included $70.5 million of one-time expenses associated with the PPA upgrade. Cost of product revenue, excluding stock-based compensation and the one-time expenses, decreased approximately $9.5 million, or 2.9%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, despite an 11.1% increase in product acceptances, due to ongoing cost reduction efforts to reduce material, labor and overhead costs.
Cost of Installation Revenue
Cost of installation revenue increased approximately $40.1 million, or 52.4%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to the increase in product acceptances of approximately 132 systems, or 11.1%, for the year ended December 31, 2020 and due to the change in mix of installations driven by site complexity, size, local ordinance requirements, location of the utility interconnect and, the customer's option to complete the installation of our Energy Servers themselves.
Cost of Service Revenue
Cost of service revenue increased approximately $32.1 million, or 32.0%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase in service cost was primarily due to more power module replacements required in the fleet as our fleet of installed Energy Servers grows with acceptances and additional extended service contracts are executed and renewed.
Cost of Electricity Revenue
Cost of electricity revenue decreased approximately $28.5 million, or 37.8%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, mainly due to the $24.4 million of one-time expenses associated with the PPA upgrade recognized in the year ended December 31, 2019.

Gross Profit (Loss)

	Years Ended December 31,		Change
	2020	2019
	(dollars in thousands)
Gross profit:
Product	$185,909	$121,857	$64,052
Installation	(14,655)	(15,661)	1,006
Service	(22,696)	(4,452)	(18,244)
Electricity	17,235	(4,157)	21,392
Total gross profit	$165,793	$97,587	$68,206

Gross margin:
Product	36%	22%
Installation	(14)%	(26)%
Service	(21)%	(5)%
Electricity	27%	(6)%
Total gross margin	21%	12%
Total Gross Profit
Gross profit improved $68.2 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Stock-based compensation, which is included as a component of total cost of revenue, decreased approximately $28.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Total gross profit, excluding stock-based compensation, improved approximately $40.2 million, or 28.1%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily driven by the improvement in product gross profit as our product cost reductions outpaced average selling price ("ASP") reductions.
Product Gross Profit
Product gross profit increased $64.1 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Excluding stock-based compensation, product gross profit increased $41.3 million, or 26.5%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was primarily due to our product cost reductions outpacing our ASP reductions.
Installation Gross Loss
Installation gross loss improved $1.0 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Excluding stock-based compensation, install gross loss worsened $2.6 million, or 29.2%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019, driven by the change in mix of installations driven by site complexity, size, local ordinance requirements, location of the utility interconnect and, the customer's option to complete the installation of our Energy Servers themselves.
Service Gross Profit (Loss)
Service gross loss decreased by $18.2 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. This change was primarily due to an increase in service cost driven primarily by the timing of our service schedule for power module replacements required in our growing fleet of installed Energy Servers.
Electricity Gross Profit (Loss)
Electricity gross profit (loss) improved $21.4 million, or 514.6%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019, mainly due to charges related to the decommissioning and deconsolidation of Energy Servers associated with the PPA II and PPA IIIb upgrades of Energy Servers in the year ended December 31, 2019.

Operating Expenses

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$83,577	$104,168	$(20,591)	(19.8)%
Sales and marketing	55,916	73,573	(17,657)	(24.0)%
General and administrative	107,085	152,650	(45,565)	(29.8)%
Total operating expenses	$246,578	$330,391	$(83,813)	(25.4)%
Total Operating Expenses
Total operating expenses decreased $83.8 million, or 25.4%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Included as a component of total operating expenses, stock-based compensation expenses decreased approximately $94.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in stock-based compensation expense was primarily attributable to a one-time employee grant of RSUs awarded prior to our IPO that completed their vesting in July of 2020. Total operating expenses, excluding stock-based compensation, increased approximately $10.6 million, or 5.9%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily driven by our investment in our technology roadmap, initiatives to enable market and customer financing expansion, and debt restructuring related expenses.
Research and Development
Research and development expenses decreased by approximately $20.6 million, or 19.8%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Included as a component of research and development expenses, stock-based compensation expenses decreased by approximately $21.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Total research and development expenses, excluding stock-based compensation, increased by approximately $1.3 million, or 2.1%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily due to the investments made in our next generation technology development, sustaining engineering projects for the current Energy Server platform, investments made for customer personalized applications, such as microgrids, marine solutions and new fuel solutions utilizing biogas and hydrogen.
Sales and Marketing
Sales and marketing expenses decreased by approximately $17.7 million, or 24.0%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Included as a component of sales and marketing expenses, stock-based compensation expenses decreased by approximately $21.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Total sales and marketing expenses, excluding stock-based compensation, increased by approximately $3.8 million, or 9.3%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was driven by our expanded efforts to increase demand and raise market awareness of our Energy Server solutions, expanding outbound communications, as well as efforts to attract new customer financing partners.
General and Administrative
General and administrative expenses decreased by approximately $45.6 million, or 29.8%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Included as a component of general and administrative expenses, stock-based compensation expenses decreased by approximately $51.1 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Total general and administrative expenses, excluding stock-based compensation, increased by approximately $5.5 million, or 7.3%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in general and administrative expenses was mainly due to debt refinancing and SOX compliance activities for the year ended December 31, 2020, offset by a $5.9 million one-time expense in the year ended December 31, 2019 associated with the PPA II upgrade.

Stock-Based Compensation

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$17,475	$45,429	$(27,954)	(61.5)%
Research and development	19,037	40,949	(21,912)	(53.5)%
Sales and marketing	10,997	32,478	(21,481)	(66.1)%
General and administrative	26,384	77,435	(51,051)	(65.9)%
Total stock-based compensation	$73,893	$196,291	$(122,398)	(62.4)%
Total stock-based compensation decreased $122.4 million, or 62.4%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. Of the $73.9 million in stock-based compensation for the year ended December 31, 2020, approximately $59.8 million was related to RSUs and PSUs, of which $13.0 million was related to one-time employee grants of RSUs that were issued at the time of our IPO and that had a two-year vesting period, expensed using a graded vesting method.
Other Income and Expense

	Years Ended December 31,		Change
	2020	2019
	(in thousands)
Interest income	$1,475	$5,661	$(4,186)
Interest expense	(76,276)	(87,480)	11,204
Interest expense - related parties	(2,513)	(6,756)	4,243
Other income (expense), net	(8,318)	706	(9,024)
Loss on extinguishment of debt	(12,878)	—	(12,878)
Gain (loss) on revaluation of embedded derivatives	464	(2,160)	2,624
Total	$(98,046)	$(90,029)	$(8,017)
Total Other Expense
Total other expense increased $8.0 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily due to the loss on extinguishment of debt of $12.9 million.
Interest Income
Interest income decreased $4.2 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was primarily due to the decrease in the rates of interest earned on our cash balances.
Interest Expense
Interest expense decreased $11.2 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was primarily due to lower interest expense as a result of refinancing our notes at a lower interest rate and the debt buy-out due to PPA II and PPA IIIb upgrades, offset by an increase from new Managed Services transactions completed in the year.
Interest Expense - Related Parties
Interest expense - related parties decreased $4.2 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019 due to the conversion of the related party notes during the year.
Other Income (Expense), net
Other income (expense), net worsened $9.0 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to an impairment in our investment in the Bloom Energy Japan joint venture and changes in foreign currency translation expense.

Loss on Extinguishment of Debt
Loss on extinguishment of debt of $12.9 million was recorded in the year ended December 31, 2020 resulting from our debt restructuring and we had no similar debt extinguishment in the year ended December 31, 2019.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives improved $2.6 million in the year ended December 31, 2020, as compared to the year ended December 31, 2019. This improvement was primarily due to the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Provision for Income Taxes

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax provision	$256	$633	$(377)	(59.6)%
Income tax provision decreased in the year ended December 31, 2020, as compared to the year ended December 31, 2019, and was primarily due to fluctuations in the effective taxes payable on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(21,534)	$(19,052)	$(2,482)	13.0%
Total loss attributable to noncontrolling interests increased $2.5 million, or 13.0%, in the year ended December 31, 2020, as compared to the year ended December 31, 2019. The net loss increased due to increased losses in our PPA Entities, which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of December 31, 2020, we had an accumulated deficit of approximately $3.1 billion. We have financed our operations, including the costs of acquisition and installation of our Energy Servers, mainly through a variety of financing arrangements and PPA Entities, credit facilities from banks, sales of our common stock, debt financings and cash generated from our operations. As of December 31, 2020, we had $168.0 million of total outstanding recourse debt, $222.9 million of non-recourse debt and $12.3 million of other long-term liabilities. See Note 7 - Outstanding Loans and Security Agreements in Part II, Item 8, Financial Statements and Supplementary Data for a complete description of our outstanding debt. As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $246.9 million and $202.8 million, respectively.
We expect a certain current portion of the non-recourse debt would be refinanced by the PPA Entity prior to maturity. The combination of our existing cash and cash equivalents are expected to be sufficient to meet our anticipated cash flow needs for the next 12 months and thereafter for the foreseeable future. If these sources of cash are insufficient to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, in particular, our manufacturing capacity, product development and market expansion requirements, to timely respond to competitive market pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time, engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. As of December 31, 2020, the current portion of our total debt is $120.8 million.
Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional manufacturing space, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, and overall economic conditions including the impact of COVID-19 on our future operations, as described in the COVID-19 Pandemic section above. For further discussion on our PPA Entities, see Note 13 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.
Cash Flows
A summary of our sources and uses of cash, cash equivalents and restricted cash is as follows (in thousands):

	Years Ended December 31,
	2020	2019

Net cash provided by (used in):
Operating activities	$(98,796)	$163,770
Investing activities	(37,913)	53,447
Financing activities	176,031	(120,314)

Net cash provided by (used in) our PPA Entities, which are incorporated into the consolidated statements of cash flows was as follows (in thousands):

	Years Ended December 31,
	2020	2019

PPA Entities ¹
Net cash provided by PPA operating activities	$26,039	$279,402
Net cash used in PPA financing activities	(23,784)	(167,259)
Net cash used in PPA financing activities
1 The PPA Entities' operating and financing cash flows are a subset of our consolidated cash flows and represents the stand-alone cash flows prepared in accordance with U.S. GAAP. Operating activities consist principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. Financing activities consist primarily of changes in debt carried by our PPAs, and payments from and distributions to noncontrolling partnership interests. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.
Operating Activities
Net cash used in operating activities for the year ended December 31, 2020 was $98.8 million and was primarily the result of net cash loss of $25.5 million plus the net increase in working capital of $73.3 million. Net cash loss is primarily comprised of a net loss of $179.1 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of $52.3 million; (ii) non-cash lease expense of $5.3 million; (iii) impairment of equity method investment of $4.2 million; (iv) stock-based compensation of $73.9 million; (v) net loss on extinguishment of debt of $11.8 million; and (vi) amortization of debt issuance and premium cost, net, of $6.5 million; net of (vii) a gain on revaluation of derivative contracts of $0.5 million. Net cash used by changes in working capital consisted primarily of increases in: (i) accounts receivable of $61.7 million; (ii) inventories of $33.0 million; and (iii) prepaid expenses and other current assets of $3.1 million; plus decreases in: (iv) accounts payable of $0.6 million; (v) deferred revenue and customer deposits of $13.0 million; (vi) operating lease liability of $2.9 million and (vii) other long-term liabilities of $4.5 million. These uses of cash from working capital were partially offset by decreases in: (i) deferred cost of revenue of $19.9 million; and (ii) customer financing receivable and other of $5.2 million, and (iii) other long-term assets of $2.9 million; plus increases in: (iv) accrued expenses and other current liabilities of $17.8 million.
Net cash provided by operating activities for the year ended December 31, 2019 was $163.8 million and was the result of net cash earnings of $67.3 million plus net decrease in working capital of $96.5 million. Net cash earnings is primarily comprised of a net loss of $323.5 million, adjusted for non-cash benefit items including: (i) depreciation and amortization of approximately $78.6 million; (ii) PPA II and PPA IIIb decommissioning costs of $70.5 million; (iii) write-off of property, plant and equipment, net of $3.1 million; (iv) impairment of assets of $11.3 million; (v) a loss on revaluation of derivatives contracts of $2.8 million; (vi) stock-based compensation of $196.3 million; (vii) amortization of debt issuance cost of $22.1 million; plus (viii) an expense reclass to financing activities related to a debt make-whole payment reclassification of $5.9 million. Net cash provided by changes in working capital consisted primarily of decreases in: (i) accounts receivable of $52.0 million; (ii) inventory of $18.4 million; (iii) customer financing receivable and other of $5.5 million; (iv) prepaid expenses and other current assets of $8.6 million; and (v) other long-term assets of $3.6 million; plus increases in: (vi) accrued expenses and other current liabilities of $6.7 million; (vii) other long term liabilities of $4.4 million; and (viii) deferred revenue and contract liabilities of $37.1 million. These sources of cash from working capital were partially offset by increases in: (i) deferred cost of revenue of $22.0 million; and decreases in: (ii) accounts payable of $11.3 million and (iii) accrued warranty of $6.6 million.
Investing Activities
Net cash used in investing activities in the year ended December 31, 2020 was $37.9 million, which was entirely related to the purchase of long-lived assets.
Net cash provided by investing activities in the year ended December 31, 2019 was $53.4 million, which was primarily the result of net proceeds from maturities of marketable securities of $104.5 million, partially offset by $51.1 million used for the purchase of long-lived assets. Our use of cash in the year ended December 31, 2019 for the purchase of property, plant and equipment increased due to completing a move to our new corporate headquarters which is used for administration, research and development, and sales and marketing.

Financing Activities
Net cash provided by financing activities in the year ended December 31, 2020 was $176.0 million, which included borrowings from issuance of debt of $300.0 million, borrowings from issuance of debt to related parties of $30.0 million, proceeds from financing obligations of $26.3 million, contribution from noncontrolling interest of $6.5 million, and proceeds from issuance of common stock of $23.5 million. This was partially offset by repayment of debt of $178.6 million, debt issuance costs of $13.2 million, repayment of financing obligations of $10.8 million, and distributions paid to noncontrolling and redeemable noncontrolling interests of $7.6 million.
Net cash used in financing activities in the year ended December 31, 2019 was $120.3 million, which included payments to noncontrolling and redeemable noncontrolling interest of $56.5 million, distributions paid to our PPA Entity Investors of $12.5 million, repayments of debt of $121.5 million, and a the debt make-whole payment of $5.9 million related to our PPA II upgrade of Energy Servers, partially offset by proceeds from the issuance of common stock of $12.7 million.
Outstanding Loans and Security Agreements
The following is a summary of our debt as of December 31, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity
		Current	Long- Term	Total

10.25% notes due March 2027	$70,000	$—	$68,614	$68,614	$—
2.5% Green Notes	230,000	—	99,394	99,394	—
Total recourse debt	300,000	—	168,008	168,008	—
7.5% Term Loan due September 2028	34,456	2,826	28,920	31,746	—
6.07% Senior Secured Notes due March 2030	77,837	3,882	73,125	77,007	—
LIBOR + 2.5% Term Loan due December 2021	114,761	114,138	—	114,138	—
Letters of Credit due December 2021	—	—	—	—	968
Total non-recourse debt	227,054	120,846	102,045	222,891	968
Total debt	$527,054	$120,846	$270,053	$390,899	$968
In August 2020, we issued the Green Notes. The Green Notes had a face value of $200.0 million and included a Greenshoe option of up to $30.0 million, which was fully exercised by the initial purchaser, resulting in net proceeds to us after offering expenses of $220.1 million and resulted in new debt totaling $230.0 million. The primarily purpose and use of the proceeds from the Green Notes was to call and retire earlier issued notes that were priced at higher rates of interest and with other consideration.
In August 2020, we called a portion of the 10% Convertible Notes and the holders of those notes subsequently chose to convert those notes to equity in lieu of receiving cash. With the holders exercising this option, in September 2020, we then issued 19.1 million shares of our Class B common stock, which was subsequently converted to Class A common stock.
In September 2020, we called the remaining portion of the 10% Convertible Notes due 2021. In October 2020, the holder of those remaining notes chose to convert to equity in lieu of receiving cash. With the holder exercising this option, in October 2020, we issued 12.0 million shares of our Class B common stock, which was subsequently converted to Class A common stock.
In October 2020, we called our 10% Notes, with a face value of $70.0 million. After redemption fees, accrued and unpaid interest, we paid $84.3 million during November 2020.
These transactions improve our overall financial condition and our working capital, while reducing interest expense. The changes in our overall debt structure are expected to reduce our debt service from more than $59.7 million to under $12.9 million annually, resulting in an improved working capital position.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and the debt of our consolidated PPA Entities that is non-recourse to Bloom as of December 31, 2020:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations and Other Commitments:
Recourse debt[1]	$300,000	$—	$21,063	$259,415	$19,522
Non-recourse debt[2]	227,054	121,469	17,496	23,493	64,596
Operating leases	64,556	11,388	16,503	16,802	19,863
Financing leases	392	95	185	112	—
Service arrangements	1,857	1,297	560	—	—
Financing obligations	292,130	40,589	84,110	79,808	87,623
Natural gas fixed price forward contracts	2,574	2,351	223	—	—
Grant for Delaware facility	10,469	1,257	9,212	—	—
Interest rate swap	15,989	2,076	5,602	4,176	4,135
Supplier purchase commitments	616	—	616	—	—
Renewable energy credit obligations	367	325	42	—	—
Asset retirement obligations	500	500	—	—	—
Total	$916,504	$181,347	$155,612	$383,806	$195,739
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

Off-Balance Sheet Arrangements
We include in our consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. For additional information, see Note 13 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of December 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States ("U.S. GAAP") The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our discussion and analysis of our financial results under Results of Operations below are based on our audited results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these consoldiated financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the consolidated financial condition and results of operations.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
Revenue Recognition
We apply Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. We recognize revenue as we satisfy our performance obligations and transfer control of our products and services to our customers. Most of our contracts with customers contain performance obligations with a combination of our Energy Server product, installation and maintenance services. For these performance obligations, we allocate the total transaction price to each performance obligation based on the relative standalone selling price.
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
Service revenue is recognized ratably over the term of the first or renewed one-year service period. Given our customers' renewal history, we anticipate that most of them will continue to renew their maintenance services agreements each year for the period of their expected use of the Energy Server. The contractual renewal price may be less than the standalone selling price of the maintenance services and consequently the contract renewal option may provide the customer with a material right. We estimate the standalone selling price for customer renewal options that give rise to material rights using the practical alternative by reference to optional maintenance services renewal periods expected to be provided and the corresponding expected consideration for these services. This reflects the fact that our additional performance obligations in any contractual renewal period are consistent with the services provided under the standard first-year warranty. Where we have determined that a customer has a material right as a result of their contract renewal option, we recognize that portion of the transaction price allocated to the material right over the period in which such rights are exercised.
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
Valuation of 2.5% Green Convertible Senior Notes
In August 2020, we issued the Green Notes due August 2025, unless earlier repurchased redeemed or converted. In the accounting for the issuance of the Green Notes, we separated the $230.0 million aggregate principal amount into liability and equity components in accordance with ASC 470 – 20, Debt with Conversion and Other Options. The fair value of the liability component for the Green Notes of approximately $93.3 million was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity components for the Green Notes of approximately $138.1 million, representing the conversion option, was determined by deducting the fair value of the liability components from the principal amount of the notes. The difference between the principal amount of the notes and the liability components represents the debt discount, is presented as a reduction to the notes on our consolidated balance sheets, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity components of the notes are included in additional paid-in capital on our consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
As the valuation model used in determining the fair value of the liability component includes inputs subject to management's assumptions and judgements, determining the fair value of the liability component is a critical accounting estimate.
Leases: Incremental Borrowing Rate
We adopted ASC 842, Leases on January 1, 2020 on a modified retrospective basis. This guidance requires that, for all our leases, we recognize ROU assets representing our right to use the underlying asset for the lease term, and lease liabilities related to the rights and obligations created by those leases, on the balance sheet regardless of whether they are classified as finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on the consolidated financial statements. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments over the reasonably certain lease term. Lease ROU assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, we used our collateralized incremental borrowing rate as our leases do not generally provide an implicit rate. The determination of the incremental borrowing rate considers qualitative and quantitative factors as well as the estimated impact that the collateral has on the rate.
Stock-Based Compensation
We account for stock options and other equity awards, such as restricted stock units and performance-based stock units, to employees and non-employee directors under the provisions of ASC 718, Compensation-Stock Compensation. Accordingly, the stock-based compensation expense for these awards is measured based on the fair value on the date of grant. For stock options,we recognize the expense, net of estimated forfeitures, under the straight-line attribution over the requisite service period which is generally the vesting term. The fair value of the stock options is estimated using the Black-Scholes valuation model. For options with a vesting condition tied to the attainment of service and market conditions, stock-based compensation costs are recognized using Monte Carlo simulations. In addition, we use the Black-Scholes valuation model to estimate the fair value of stock purchase rights under the Bloom Energy Corporation 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The fair value of the 2018 ESPP purchase rights is recognized as expense under the multiple options approach.
The Black-Scholes valuation model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the stock options and the expected dividend yield. In developing estimates used to calculate assumptions, we established the expected term for employee options as well as expected forfeiture rates based on the historical settlement experience and after giving consideration to vesting schedules.
Income Taxes
We account for income taxes using the liability method under ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards and temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. This determination is based on expected future results and the future reversals of existing taxable temporary differences. Furthermore, uncertain tax positions are evaluated by management and amounts are recorded when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Significant judgement is required throughout management's process in evaluating each uncertain tax position including future taxable income expectations and tax-planning strategies to determine whether the more likely than not recognition threshold has been met. We have provided a full valuation allowance on our domestic deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized.
Principles of Consolidation
Our consolidated financial statements include the operations of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirements for each of our variable interest entities ("VIEs"), which we refer to as our PPA Entities. This approach focuses on determining whether we have the power to direct those activities that significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the PPA Entities. The considerations for VIE consolidation is a complex analysis that requires us to determine whether we are the primary beneficiary and therefore have the power to direct activities which are most significant to the PPA Entities.
Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests and Redeemable Noncontrolling Interests
We generally allocate profits and losses to noncontrolling interests under the HLBV method. The HLBV method is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
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
Interest Rate Risk
Our cash is maintained in interest-bearing accounts and our cash equivalents are invested in money market funds. Lower interest rates would have an adverse impact on our interest income or potentially incur other expenses if a negative interest rate environment was to exist. Due to the short-term investment nature of our cash and cash equivalents, we believe that we do not have material financial statement exposure to changes in fair value as a result of changes in interest rates. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
To provide a meaningful assessment of the interest rate risk associated with our cash and cash equivalents, we performed a sensitivity analysis to determine the impact a change in interest rates would have on income statement and in investment fair values assuming a 1% decline in yield. Based on the investment positions in both December 31, 2020 and 2019, a hypothetical 1% decrease in interest rates across all maturities would result in a $4.1 million and $3.8 million decline in interest income and/or increase in other expenses on an annualized basis, respectively. As these investments have maturities of less than twelve months, changes with respect to the portfolio fair value would be limited to these amounts and only be realized if we were to terminate the investments prior to maturity.
We are exposed to interest rate risk related to our indebtedness that bears interest based on a floating LIBOR rate. We generally hedge such interest rate risks with the use of hedging instruments, and for these loans, changes in interest rates are generally offset by interest rate derivative swap contracts. For our fixed-rate debt, interest rate changes do not affect our earnings or cash flows. With the expected cessation of LIBOR as a referenced rate, we are currently evaluating impact of the adoption of ASU 2020-6 on our consolidated financial statements.
To provide a meaningful assessment of the interest rate risk for that portion of our outstanding loans associated with floating LIBOR and not covered by interest rate derivative swaps, we performed a sensitivity analysis to determine the impact a change in interest rates would have on our consolidated statements of operations assuming a 1% interest rate increase. Based on monthly floating-rate loan positions for the years ended December 31, 2020 and 2019, a hypothetical 1% increase in LIBOR would have resulted in a $0.2 million and a $0.3 million increase to our interest expense, respectively. These losses would be directly attributable to our PPA Entities.
Commodity Price Risk
We are subject to commodity price risk arising from price movements for natural gas that we supply to customers to operate our Energy Servers under certain power purchase agreements. While we entered into a natural gas fixed price forward contract with our gas supplier in 2011, the fuel forward contract meets the definition of a derivative under U.S. GAAP and accordingly, any changes in its fair value is recorded within cost of revenue in the consolidated statements of operations. The fair value of the contract is determined using a combination of factors including our credit rating and future natural gas prices.
To provide a meaningful assessment of the commodity price risk arising from price movements in the commodity futures contracts for natural gas, we performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our consolidated statements of operations assuming a 10% change in the commodity contracts held. Based on monthly commodity positions for the years ended December 31, 2020 and 2019, a hypothetical 10% increase in the price of natural gas futures would have resulted in a $0.3 million and a $0.6 million adjustment to their balance sheet fair values, respectively.
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
To provide a meaningful assessment of the risk associated with our foreign currency holdings, we performed a sensitivity analysis to determine the impact a currency devaluation would have on our balance sheet assuming a 20% decline in the value of the U.S. dollar. Based on our foreign currency holdings as of December 31, 2020 and 2019, a hypothetical 20% devaluation of the U.S. dollar against foreign currencies would not be material to our reported cash position.

However, an increasing portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to such risk. Although not yet material, if we are not able to successfully hedge against the risks associated with currency fluctuations in our future activities, our financial condition and operating results could be adversely affected.
Actual future gains and losses associated with our investment portfolio, debt and derivative positions and foreign currency may differ materially from the sensitivity analyses performed as of December 31, 2020 and 2019 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and our actual commodity derivative exposures and positions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data
Page

Reports of Independent Registered Public Accounting Firms	79
Consolidated Balance Sheets	84
Consolidated Statements of Operations	86
Consolidated Statements of Comprehensive Loss	87
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest	88
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bloom Energy Corporation and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders’ equity (deficit) and noncontrolling interest, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
The financial statements of the Company as of December 31, 2019, were audited by other auditors whose report dated March 31, 2020, on those statements included an explanatory paragraph that described the change in the Company's manner in which it accounts for revenue from contracts with customers discussed in Note 2 to the financial statements.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue as they fulfill their performance obligations and transfer control of products and services to their customers. For sales of energy servers (“product revenue”), contracts may contain performance obligations with a combination of product, installation and maintenance services. For these performance obligations, the Company allocates revenue to each performance obligation estimating the standalone selling prices using a cost-plus approach. Costs relating to energy servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances), with an applied margin to the energy servers. Maintenance service contracts are typically subject to optional renewal by customers on an annual basis and are assessed by the Company at contract inception to determine whether they provide customers with material rights that give rise to separate performance obligations.
The Company’s product and installation revenue is recognized at a point in time, while maintenance service revenue, including revenue associated with any related customer material rights, is recognized over time as the Company performs maintenance service activities. The Company recognized $519 million of product revenue for the year ended December 31, 2020.
We identified revenue recognition for product revenue as a critical audit matter because of the judgments necessary for management to estimate the standalone selling prices and identifying the existence of material rights provided to customers. This required extensive audit effort and a high degree of auditor judgment when performing audit procedures to audit product revenue recognized during the year.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgments and estimates used by management to determine product revenue recognized during the year included the following, among others:
•We tested the effectiveness of internal controls related to product revenue recognized during the year, including those over management’s evaluation of whether maintenance service renewal options at contract inception provided customers with material rights giving rise to separate performance obligations, and those over forecasted energy server costs and estimated margins in determining the standalone selling price.
•We tested product revenue recognized during the year, and the evaluation of whether maintenance service renewal options at contract inception provided customers with material rights which gave rise to separate performance obligations, by selecting a sample of contracts with customers, and performed the following:
–We inspected executed contracts to identify the relevant product revenue performance obligations and evaluated the accounting treatment for each of the performance obligations.
–We evaluated management’s ability to estimate energy server replacement costs and margins for maintenance service renewal options used to identify material rights by (i) evaluating the reasonableness of management’s cost-plus approach of estimating standalone selling price for maintenance service renewal options, (ii) testing the completeness, accuracy, and relevance of servicing and engineering costs used in management’s estimates by comparing actual energy server replacement costs and margins to management’s historical estimates for contracts that were completed, and (iii) evaluating the reasonableness of margin assumptions by comparing management’s margin assumptions to the margins earned for similar services within the industry.
–Based on our evaluation of management’s ability to estimate energy server replacement costs and margins, we evaluated management’s conclusion on whether maintenance service renewal options at contract inception provided customers with material rights which gave rise to separate performance obligations and the associated impact on product revenue recognized for the year.
Convertible Notes – Refer to Notes 5 and 7 to the financial statements
Critical Audit Matter Description
In August 2020, the Company issued $230 million aggregate principal amount of 2.5% green convertible senior notes due August 2025 (“Green Notes”), unless earlier repurchased, redeemed or converted. In accounting for the issuance of the Green Notes, the Company separated the Green Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of similar debt instruments which do not have an associated conversion feature. The valuation model used in determining the fair value of the liability component for the Green Notes includes assumptions subject to management's judgment for the implied yield of debt that excludes a conversion option based on yields from companies with comparable credit ratings within the same industry. The carrying amount of the equity component, representing the conversion option, is determined by deducting the carrying amount of the liability component from the principal amount of the Green Notes.
We identified the accounting and the valuation of the Green Notes as a critical audit matter because of the complexity in applying the accounting framework for the Green Notes and the significant estimates and assumptions made by management in the determination of the fair value of the liability component. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and the reasonableness of the fair value estimates and assumptions, which included the involvement of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for Green Notes, including the Company’s assumptions related to the fair value of the liability component included the following, among others:
•We tested the effectiveness of controls over the Company’s accounting for the Green Notes and over the determination of the fair value of the liability component.
•With the assistance of our debt issuance accounting specialists, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Green Notes.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions, including the implied yield of debt that excludes a conversion option based on yields from companies with comparable credit ratings within the same industry used to determine the fair value of the liability component by:
–Testing the source information underlying the fair value of the liability component and the mathematical accuracy of the calculation.
–Developing an independent estimate and comparing it to the fair value of the liability component determined by management.

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2021
We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloom Energy Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Bloom Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, of comprehensive loss, of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders’ equity (deficit) and noncontrolling interest and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2020

We served as the Company’s auditor from 2009 to 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bloom Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2021

Bloom Energy Corporation
Consolidated Balance Sheets
(in thousands)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents[1]	$246,947	$202,823
Restricted cash[1]	52,470	30,804
Accounts receivable[1]	99,513	37,828
Inventories	142,059	109,606
Deferred cost of revenue	41,469	58,470
Customer financing receivable[1]	5,428	5,108
Prepaid expenses and other current assets[1]	30,718	28,068
Total current assets	618,604	472,707
Property, plant and equipment, net[1]	600,628	607,059
Operating lease right-of-use assets	35,621	—
Customer financing receivable, non-current[1]	45,268	50,747
Restricted cash, non-current[1]	117,293	143,761
Deferred cost of revenue, non-current	2,462	6,665
Other long-term assets[1]	34,511	41,652
Total assets	$1,454,387	$1,322,591
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Equity (Deficit) and Noncontrolling Interest
Current liabilities:
Accounts payable	$58,334	$55,579
Accrued warranty	10,263	10,333
Accrued expenses and other current liabilities[1]	112,004	70,284
Deferred revenue and customer deposits[1]	114,286	89,192
Operating lease liabilities	7,899	—
Financing obligations	12,745	10,993
Recourse debt	—	304,627
Non-recourse debt[1]	120,846	8,273
Recourse debt - related parties	—	20,801
Non-recourse debt - related parties[1]	—	3,882
Total current liabilities	436,377	573,964
Derivative liabilities[1]	4,989	17,551
Deferred revenue and customer deposits, non-current[1]	87,463	125,529
Operating lease liabilities, non-current	41,849	—
Financing obligations, non-current	459,981	446,165
Recourse debt, non-current	168,008	75,962
Non-recourse debt, non-current[1]	102,045	192,180
Non-recourse debt - related parties, non-current[1]	—	31,087
Other long-term liabilities[1]	12,279	28,013
Total liabilities	1,312,991	1,490,451

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	377	443
Stockholders’ equity (deficit):
Common stock	17	12
Additional paid-in capital	3,182,753	2,686,759
Accumulated other comprehensive income (loss)	(9)	19
Accumulated deficit	(3,103,937)	(2,946,384)
Total stockholders’ equity (deficit)	78,824	(259,594)
Noncontrolling interest	62,195	91,291
Total liabilities, redeemable noncontrolling interest, stockholders' equity (deficit) and noncontrolling interest	$1,454,387	$1,322,591
1We have variable interest entities, which represent a portion of the consolidated balances recorded within these financial statement line items in the consolidated balance sheets (see Note 13 - Portfolio Financings).

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018

Revenue:
Product	$518,633	$557,336	$400,638
Installation	101,887	60,826	68,195
Service	109,633	95,786	83,267
Electricity	64,094	71,229	80,548
Total revenue	794,247	785,177	632,648
Cost of revenue:
Product	332,724	435,479	281,275
Installation	116,542	76,487	95,306
Service	132,329	100,238	100,689
Electricity	46,859	75,386	49,628
Total cost of revenue	628,454	687,590	526,898
Gross profit	165,793	97,587	105,750
Operating expenses:
Research and development	83,577	104,168	89,135
Sales and marketing	55,916	73,573	62,807
General and administrative	107,085	152,650	118,817
Total operating expenses	246,578	330,391	270,759
Loss from operations	(80,785)	(232,804)	(165,009)
Interest income	1,475	5,661	4,322
Interest expense	(76,276)	(87,480)	(97,021)
Interest expense - related parties	(2,513)	(6,756)	(8,893)
Other income (expense), net	(8,318)	706	(999)
Loss on extinguishment of debt	(12,878)	—	—
Gain (loss) on revaluation of embedded derivatives	464	(2,160)	(22,139)
Loss before income taxes	(178,831)	(322,833)	(289,739)
Income tax provision	256	633	1,537
Net loss	(179,087)	(323,466)	(291,276)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(21,534)	(19,052)	(17,736)
Net loss attributable to Class A and Class B common stockholders	(157,553)	(304,414)	(273,540)
Less: deemed dividend to noncontrolling interest	—	(2,454)	—
Net loss available to Class A and Class B common stockholders	$(157,553)	$(306,868)	$(273,540)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(1.14)	$(2.67)	$(5.14)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	138,722	115,118	53,268
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2020	2019	2018

Net loss	$(179,087)	$(323,466)	$(291,276)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on available-for-sale securities	(23)	14	26
Change in derivative instruments designated and qualifying as cash flow hedges	(6,896)	(6,085)	2,098
Other comprehensive income (loss), net of taxes	(6,919)	(6,071)	2,124
Comprehensive loss	(186,006)	(329,537)	(289,152)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(28,425)	(24,842)	(15,905)
Comprehensive loss attributable to Class A and Class B stockholders	$(157,581)	$(304,695)	$(273,247)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest
(in thousands, except shares)

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
	Shares	Amount		Shares	Amount
Balances at December 31, 2017	71,740,162	1,465,841	$58,154	10,353,269	$1	$150,804	$(162)	$(2,350,564)	$(2,199,921)	$155,372
Issuance of Class A common stock upon public offering, net	—	—	—	20,700,000	2	282,274	—	—	282,276	—
Issuance of Class B common stock upon conversion of convertible notes	—	—	—	5,734,440	1	221,579	—	—	221,580	—
Issuance of Class A and B common stock upon exercise of warrants	—	—	—	312,575	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock Series A-G	(71,740,162)	(1,465,841)	—	71,740,162	7	1,465,834	—	—	1,465,841	—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	—	882	—	—	882	—
Reclassification of derivative liability into additional paid-in capital (as restated)	—	—	—	—	—	177,963	—	—	177,963	—
Issuance of common stock	—	—	—	166,667	—	2,500	—	—	2,500	—
Issuance of restricted stock awards	—	—	—	17,793	—	349	—	—	349	—
Exercise of stock options	—	—	—	396,277	—	1,521	—	—	1,521	—
Stock-based compensation	—	—	—	—	—	177,646	—	—	177,646	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	26	—	26	—
Change in effective portion of interest rate swap agreement	—	—	2	—	—	—	267	—	267	1,829
Distributions to noncontrolling interests	—	—	(6,788)	—	—	—	—	—	—	(8,462)
Net income (loss)	—	—	5,893	—	—	—	—	(273,540)	(273,540)	(23,629)
Balances at December 31, 2018	—	—	57,261	109,421,183	11	2,481,352	131	(2,624,104)	(142,610)	125,110
Cumulative effect upon adoption of new accounting standard	—	—	—	—	—	—	—	(17,996)	(17,996)	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Buyout of equity investors in PPA IIIb (Note 13)	—	—	—	—	—	(2,454)	169	—	(2,285)	—
Conversion of Notes	—	—	—	616,302	—	6,933	—	—	6,933	—
Issuance of restricted stock awards	—	—	—	8,921,807	1	—	—	—	1	—
ESPP purchase	—	—	—	1,718,433	—	11,183	—	—	11,183	—
Exercise of stock options	—	—	—	358,564	—	1,529	—	—	1,529	—
Stock-based compensation	—	—	—	—	—	188,114	—	—	188,114	—

	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock¹		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
	Shares	Amount		Shares	Amount
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	14	—	14	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	(295)	—	(295)	(5,790)
Distributions to noncontrolling interests	—	—	(4,011)	—	—	102		—	102	(5,970)
Mandatory redemption of noncontrolling interests	—	—	(55,684)	—	—	—	—	—	—	—
Cumulative effect of hedge accounting	—	—	—	—	—	—		130	130	(130)
Net income (loss)	—	—	2,877	—	—	—	—	(304,414)	(304,414)	(21,929)
Balances at December 31, 2019	—	—	443	121,036,289	$12	2,686,759	19	(2,946,384)	(259,594)	91,291
Conversion of Notes	—	—	—	35,881,250	4	300,848	—	—	300,852	—
Issuance of convertible notes	—	—	—	—	—	126,799	—	—	126,799	—
Adjustment of embedded derivative for debt modification	—	—	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	—	—	7,806,038	1		—	—	1	—
ESPP purchase	—	—	—	1,937,825	—	8,499	—	—	8,499	—
Exercise of stock options	—	—	—	1,341,324	—	14,988	—	—	14,988	—
Stock-based compensation	—	—	—	—	—	68,931	—	—	68,931	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	(5)	—	(5)	(6,891)
Distributions to noncontrolling interests	—	—	(45)	—	—	—	—	—	—	(7,205)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	6,513
Net loss	—	—	(21)	—	—	—	—	(157,553)	(157,553)	(21,513)
Balances at December 31, 2020	—	$—	$377	168,002,726	$17	$3,182,753	$(9)	$(3,103,937)	$78,824	$62,195

¹ Common Stock issued and converted to Class A Common and Class B Common effective July 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(179,087)	$(323,466)	$(291,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,279	78,584	53,887
Non-cash lease expense	5,328	—	—
Write-off of property, plant and equipment, net	38	3,117	939
Impairment of equity method investment	4,236	11,302	—
Write-off of PPA II and PPA IIIb decommissioned assets	—	70,543	—
Debt make-whole expense	—	5,934	—
Revaluation of derivative contracts	(497)	2,779	29,021
Stock-based compensation	73,893	196,291	168,482
Loss on long-term REC purchase contract	72	53	200
Revaluation of stock warrants	—	—	(9,108)
Loss on extinguishment of debt	11,785	—	—
Amortization of debt issuance and premium cost, net	6,455	22,130	25,437
Changes in operating assets and liabilities:
Accounts receivable	(61,685)	51,952	(55,023)
Inventories	(33,004)	18,425	(36,974)
Deferred cost of revenue	19,910	(21,992)	14,223
Customer financing receivable and other	5,159	5,520	4,878
Prepaid expenses and other current assets	(3,124)	8,643	(8,032)
Other long-term assets	2,904	3,618	(202)
Accounts payable	(620)	(11,310)	18,307
Accrued warranty	(241)	(6,603)	1,498
Accrued expenses and other current liabilities	17,753	6,728	(5,984)
Deferred revenue and customer deposits	(12,972)	37,146	(21,774)
Operating lease liabilities	(2,855)	—	—
Other long-term liabilities	(4,523)	4,376	19,553
Net cash provided by (used in) operating activities	(98,796)	163,770	(91,948)
Cash flows from investing activities:
Purchase of property, plant and equipment	(37,913)	(51,053)	(45,205)
Payments for acquisition of intangible assets	—	—	(3,256)
Purchase of marketable securities	—	—	(103,914)
Proceeds from maturity of marketable securities	—	104,500	27,000
Net cash provided by (used in) investing activities	(37,913)	53,447	(125,375)
Cash flows from financing activities:
Proceeds from issuance of debt	300,000	—	—
Proceeds from issuance of debt to related parties	30,000	—	—
Repayment of debt	(176,522)	(119,277)	(18,770)
Repayment of debt to related parties	(2,105)	(2,200)	(1,390)
Debt make-whole payment	—	(5,934)	—
Debt issuance costs	(13,247)	—	—
Proceeds from financing obligations	26,279	72,334	70,265
Repayment of financing obligations	(10,756)	(8,954)	(6,188)
Contribution from noncontrolling interest	6,513	—	—
Payments to noncontrolling and redeemable noncontrolling interests	—	(56,459)	—
Distributions to noncontrolling and redeemable noncontrolling interests	(7,622)	(12,537)	(15,250)
Proceeds from issuance of common stock	23,491	12,713	1,521
Proceeds from public offerings, net of underwriting discounts and commissions	—	—	292,529
Payments of initial public offering issuance costs	—	—	(5,521)
Net cash provided by (used in) financing activities	176,031	(120,314)	317,196
Net increase in cash, cash equivalents, and restricted cash	39,322	96,903	99,873
Cash, cash equivalents, and restricted cash:
Beginning of period	377,388	280,485	180,612
End of period	$416,710	$377,388	$280,485

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$71,651	$69,851	$59,549
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,855	—	—
Operating cash flows from financing leases	16	—	—
Financing cash flows from financing leases	45	—	—
Cash paid during the period for income taxes	371	860	1,748
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment	$7,175	$1,745	$12,236
Operating lease liabilities arising from obtaining right-of-use assets upon adoption of new lease guidance	39,775	—	—
Recognition of operating lease right-of-use asset during the year	12,829	—	—
Recognition of financing lease right-of-use asset during the year	385	—	—
Liabilities recorded for noncontrolling and redeemable noncontrolling interest	—	—	3,180
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	882
Conversion of redeemable convertible preferred stock into additional paid-in capital	—	—	1,465,841
Conversion of 8% convertible promissory notes into additional paid-in capital	—	—	181,469
Conversion of 6% and 8% convertible promissory notes into additional paid-in capital to related parties	—	6,933	40,110
Conversion of 10% convertible promissory notes into Class A common stock	252,797	—	—
Conversion of 10% convertible promissory notes to related party into Class A common stock	50,800	—	—
Reclassification of derivative liability into additional paid-in capital	—	—	177,208
Reclassification of prior year prepaid initial public offering costs to additional paid-in capital	—	—	4,732
Accrued distributions to equity investors	—	373	576
Accrued interest for notes	1,298	1,812	19,041
Accrued interest for notes to related parties	—	—	2,733
Adjustment of embedded derivative related to debt extinguishment	24,071	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Notes to Consolidated Financial Statements
1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
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
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2019, we had $401.4 million of total outstanding recourse debt, of which $273.4 million of 6% Convertible Promissory Notes ("6% Convertible Notes") were to mature on in December 2020. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2020, we had $168.0 million of total outstanding recourse debt as of December 31, 2020, all of which is classified as long-term debt. There is also no recourse debt repayment required in the next 12 months, and scheduled debt repayments will commence in June 2022.
The impact of the COVID-19 pandemic on our ability to execute our business strategy and on our financial position and results of operations remains uncertain. Our future cash flow requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds, the expansion of sales and marketing activities, market acceptance of our product, our ability to secure financing for customer use, the timing of installations, and overall economic conditions including the impact of COVID-19 on our ongoing and future operations.
In the opinion of management, the combination of our existing cash and cash equivalents and operating cash flows is expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for the next 12 months from the date of issuance of this Annual Report on Form 10-K.
Correction of Previously Issued Consolidated Financial Statements
In preparation of the condensed consolidated financial statements for the three months ended March 31, 2020, errors in our Condensed Consolidated Statements of Comprehensive Loss were discovered. In the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018, Comprehensive Loss as previously reported was understated by $5.8 million and overstated by $1.8 million, respectively. In addition, the reconciliation of Comprehensive Loss to Comprehensive Loss Attributable to Class A and Class B Stockholders was erroneously omitted. Management evaluated the impact of these errors to the previously issued financial statements and concluded the impacts were not material. The Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018 have been revised to correct the errors described above.
Basis of Presentation
We have prepared the consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), and as permitted by those rules, including all disclosures required by generally accepted accounting principles as applied in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated upon consolidation.
Principles of Consolidation
These consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIEs"), which we refer to as a tax equity partnership (each such VIE, also referred to as our power purchase agreement entities ("PPA Entities")). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities, as discussed in Note 13 - Portfolio Financings. We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
We do not consolidate Third Party PPAs as we have determined that, although these entities are variable interest entities, we are not the primary beneficiary as we do not have the power to direct those activities of the Third Party PPAs that most significantly affect their economic performance and we do not have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the Third Party PPAs.
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
Other accounting estimates include variable consideration relating to product performance guaranties, assumptions to compute the fair value of debt financings, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, product performance warranties and guaranties and extended maintenance, derivative valuations, estimates for recapture of the U.S. investment tax credit and similar federal tax benefits, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, and stock-based compensation costs. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, our allowance for doubtful accounts, stock-based compensation, the carrying value of our long-lived assets, inventory, financial assets, and valuation allowances for tax assets, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers, suppliers and markets. We have made estimates of the impact of COVID-19 within our consolidated financial statements and there may be changes to those estimates in future periods as new information becomes available. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, the "Asia Pacific region"). In the year ended December 31, 2020, 2019 and 2018, total revenue in the Asia Pacific region was 35%, 23% and 14%, respectively, of our total revenue.
Credit Risk - At December 31, 2020, one customer, SK Engineering and Construction Co., Ltd. ("SK E&C"), accounted for approximately 56% of accounts receivable. At December 31, 2019, two customers, Costco Wholesale Corporation and The Kraft Group LLC, accounted for approximately 19% and 17% of accounts receivable, respectively. To date, we have not experienced any credit losses.
Customer Risk - In the year ended December 31, 2020, revenue from two customers, SK E&C and Duke Energy Corporation, accounted for approximately 34% and 28%, respectively, of our total revenue. In the year ended December 31, 2019, revenue from two customers, The Southern Company and SK E&C, accounted for approximately 34% and 23%, respectively, of our total revenue. In the year ended December 31, 2018, revenue from customer The Southern Company accounted for approximately 51% of our total revenue. Duke Energy and The Southern Company each indirectly own Operating Companies which are party to a portfolio of power purchase agreements (each, a “PPA”). Each Operating Company purchased the Energy Servers contemplated by each PPA from us. The sale of an Operating Company with a portfolio of PPAs in which we have no equity interest is called a “Third-Party PPA.”
2. Summary of Significant Accounting Policies
Revenue Recognition
We primarily earn product and installation revenue from the sale and installation of our Energy Servers, service revenue by providing services under operations and maintenance services contracts and electricity revenue by selling electricity to customers under PPAs. We offer our customers several ways to finance their use of a Bloom Energy Server. Customers, including some of our international channel providers and Third Party PPAs, may choose to purchase our Energy Servers outright. Customers may also enter into service contracts with us for the purchase of electricity generated by our Energy Servers (a "Managed Services Arrangement"), which is then financed through one of our financing partners ("Managed Services Financing"), or as a traditional lease. Finally, customers may purchase electricity through our PPA Entities ("Portfolio Financings").
Revenue Recognition Under ASC 606 Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). We adopted ASU 2014-09 and its related amendments (collectively, “ASC 606”) as of January 1, 2019 using the modified retrospective method.
In applying ASC 606, revenue related to contracts with customers is recognized by following a five-step process:
Identify the contract(s) with a customer. Evidence of a contract generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller, purchase, use and maintenance agreement, maintenance services agreements or energy supply agreement.
Identify the performance obligations in the contract. Performance obligations are identified in our contracts and include transferring control of an Energy Server, installation of Energy Servers, providing maintenance services and maintenance services renewal options which, in certain situations, provide customers with material rights.
Determine the transaction price. The purchase price stated in an agreed-upon purchase order or contract is generally representative of the transaction price. When determining the transaction price, we consider the effects of any variable consideration, which include performance penalties that may be payable to our customers.
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
We frequently combine contracts governing the sale and installation of an Energy Server with the related maintenance services contracts and account for them as a single contract at contract inception to the extent the contracts are with the same customer. These contracts are not combined when the customer for the sale and installation of the Energy Server is different to the maintenance services contract customer. We also assess whether any contract terms including default provisions, put or call options result in components of our contracts being accounted for as financing or leasing transactions outside of the scope of ASC 606.
Most of our contracts contain performance obligations with a combination of our Energy Server product, installation and maintenance services. For these performance obligations, we allocate the total transaction price to each performance obligation based on the relative standalone selling price. Our maintenance services contracts are typically subject to renewal by customers on an annual basis. We assess these maintenance services renewal options at contract inception to determine whether they provide customers with material rights that give rise to separate performance obligations.
The total transaction price is determined based on the total consideration specified in the contract, including variable consideration in the form of a performance guaranty payment that represents potential amounts payable to customers. The expected value method is generally used when estimating variable consideration, which typically reduces the total transaction price due to the nature of the performance obligations to which the variable consideration relates. These estimates reflect our historical experience and current contractual requirements which cap the maximum amount that may be paid. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method. We also consider the customers’ rights of return in determining the transaction price where applicable.
We exclude from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. These tax amounts are recorded in cost of electricity revenue, cost of service revenue and general and administrative operating expense.
We allocate the transaction price to each distinct performance obligation based on relative standalone selling prices. Given that we typically sell an Energy Server with a maintenance services agreement and have not provided maintenance services to a customer who does not have use of an Energy Server, standalone selling prices are estimated using a cost-plus approach. Costs relating to Energy Servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). We then apply a margin to the Energy Servers which may vary with the size of the customer, geographic region and the scale of the Energy Server deployment. As our business offerings and eligibility for the Investment Tax Credit ("ITC") evolve over time, we may be required to modify the expected margin in subsequent periods and our revenue could be adversely affected. Costs relating to installation include all direct and indirect installation costs. The margin we apply reflects our profit objectives relating to installation. Costs for maintenance services arrangements are estimated over the life of the maintenance contracts and include estimated future service costs and future material costs. Material costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. After considering the total service costs, we apply a lower margin to our service costs than to our Energy Servers as it best reflects our long-term service margin expectations and comparable historical industry service margins. As a result, our estimate of our selling price is driven primarily by our expected margin on both the Energy Server and the maintenance services agreements based on their respective costs or, in the case of maintenance services agreements, the estimated costs to be incurred.
We recognize product and installation revenue at the point in time that the Customer obtains control of the Energy Server. We recognize maintenance services revenue, including revenue associated with any related customer material rights, over time as we perform service maintenance activities.
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
The following is a description of the principal activities from which we generate revenue. Our four revenue streams are classified as follows:
Product Revenue - All of our product revenue is generated from the sale of our Energy Servers to direct purchase customers, including financing partners on Third-Party PPAs, international channel providers and traditional lease customers. We generally recognize product revenue from contracts with customers at the point that control is transferred to the customers. This occurs when we achieve customer acceptance which is when the system has been installed and is running at full power or, in the case of sales to our international channel providers, based upon shipment terms.
Under our traditional lease financing option, we sell our Energy Servers through a direct sale to a financing partner who, in turn, leases the Energy Servers to the customer under a lease agreement. With our sales to our international channel providers, our international channel providers typically sell the Energy Servers to, or sometimes provide a PPA to, an end customer. In both traditional lease and international channel providers transactions, we contract directly with the end customer to provide extended maintenance services after the end of the standard warranty period. As a result, since the customer that purchases the server is a different and unrelated party to the customer that purchases extended warranty services, the product and maintenance services contract are not combined
Installation Revenue - Nearly all of our installation revenue relates to the installation of Energy Servers sold to customers as part of a direct purchase and to financing parties as part of a traditional lease, Managed Services Financing, or Portfolio Financing. Generally, we recognize installation revenue when the system has been installed and is running at full power.
Payments received from customers are recorded within deferred revenue and customer deposits in the consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.
Service Revenue - Service revenue is generated from maintenance services agreements. As part of our initial contract with customers for the sale and installation of our Energy Servers, we typically provide a standard one-year warranty which covers defects in materials and workmanship and manufacturing or performance conditions under normal use and service for the first year following acceptance. As part of this standard first-year warranty, we also monitor the operations of the underlying systems and provide output and efficiency guaranties. We have determined that this standard first-year warranty is a distinct performance obligation - being a promise to stand-ready to maintain the Energy Servers when and if required during the first year following installation. We also sell to our customers extended annual maintenance services that effectively extend the standard first-year warranty coverage at the customer’s option. These customers generally have an option to renew or cancel the extended maintenance services on an annual basis and nearly every customer has renewed historically. Similar to the standard first-year warranty, the optional extended annual maintenance services are considered a distinct performance obligation – being a promise to stand-ready to maintain the Energy Servers when and if required during the renewal service year.
Service revenue is recognized ratably over the term of the first or renewed one-year service period.
Given our customers' renewal history, we anticipate that most of them will continue to renew their maintenance services agreements each year for the period of their expected use of the Energy Server. The contractual renewal price may be less than the standalone selling price of the maintenance services and consequently the contract renewal option may provide the customer with a material right. We estimate the standalone selling price for customer renewal options that give rise to material rights using the practical alternative by reference to optional maintenance services renewal periods expected to be provided and the corresponding expected consideration for these services. This reflects the fact that our additional performance obligations in any contractual renewal period are consistent with the services provided under the standard first-year warranty. Where we have determined that a customer has a material right as a result of their contract renewal option, we recognize that portion of the transaction price allocated to the material right over the period in which such rights are exercised.
Payments from customers for the extended maintenance contracts are received at the beginning of each service year. Accordingly, the customer payment received is recorded as a customer deposit and revenue is recognized over the related service period as the services are performed.
Electricity Revenue - We sell electricity produced by our Energy Servers owned directly by us or by our consolidated PPA entities. Our PPA Entities purchase Energy Servers from us and sell electricity produced by these systems to customers through long-term PPAs. Customers are required to purchase all of the electricity produced by those Energy Servers at agreed-upon rates over the course of the PPAs' contractual term.
In addition, in certain Managed Services Financings pursuant to which we are party to a Managed Services Agreement with a customer in a sale-leaseback-sublease arrangement we may recognize electricity revenue. We first determine whether the Energy Servers under the sale-leaseback arrangement of a Managed Services Financing were “integral equipment”. As the Energy Servers were determined not to be integral equipment, we determine if the leaseback was classified as a financing lease or an operating lease.
Under ASC 840 Leases, ("ASC 840"), our Managed Services Agreements with the financiers were classified as capital leases and were accordingly recorded as financing transactions, while the sub-lease arrangements with the end customer were classified as operating leases. We have determined that the financiers are our customers in our Managed Services Agreements. In these Managed Services Financings, we enter into an agreement with a customer for a certain term. In exchange for the use of the Energy Server and its generated electricity, the customer makes a monthly payment. The customer's monthly payment includes a fixed monthly capacity-based payment, and in some cases also includes a performance-based payment based on the performance of the Energy Server. The fixed capacity-based payments made by the customer are applied toward our obligation to pay down the financing obligation with the financier. The performance-based payment is transferred to us as compensation for operations and maintenance services and is recognized as electricity revenue. We allocate the total payments received based on the relative standalone selling prices to electricity revenue and to service revenue. Electricity revenue relating to PPAs was typically accounted for in accordance with ASC 840, and service revenue in accordance with ASC 606.
We adopted ASC 842 Leases, ("ASC 842") with effect from January 1, 2020. Under ASC 842, our Managed Services Agreements with the financier continue to be accounted for as financing transactions because the repurchase options in these agreements prevent the transfer of control of the systems to the financier. We also determined that the sub-lease arrangements with the customer are not within the scope of ASC 842 because the customer does not have the right to control the use of the underlying assets (i.e., the Energy Servers). Accordingly, for transactions entered into on or after January 1, 2020 such arrangements with customers are accounted for under ASC 606. Under ASC 606, we recognize revenue for the electricity generated as electricity revenue.
Transactions entered into with customers prior to January 1, 2020 carried over their classification as operating leases and continue to be accounted for consistent with prior years as described in the paragraph above. Refer below under Accounting Guidance Implemented in 2020 for further discussion regarding our managed services arrangements.

We recognize revenue from the satisfaction of performance obligations under our PPAs and Managed Services Financings as the electricity is provided over the term of the agreement in the amount invoiced, which reflects the amount of consideration to which we have the right to invoice and which corresponds to the value transferred under such arrangements.
Contract Modifications
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
Deferred Revenue
We recognize a contract liability (referred to as deferred revenue in our consolidated financial statements) when we have an obligation to transfer products or services to a customer in advance of us satisfying a performance obligation and the contract liability is reduced as performance obligations are satisfied and revenue is recognized. The related cost of such product is deferred as a component of deferred cost of revenue in the consolidated balance sheets. Prior to shipment of the product or the commencement of performance of maintenance services, any prepayment made by the customer is recorded as a customer deposit. Deferred revenue related to material rights for options to renew are recognized in revenue over the maintenance services period.
A description of the principal activities from which we recognize cost of revenues associated with each of our revenue streams are classified as follows:
Cost of Product Revenue - Cost of product revenue consists of costs of our Energy Servers that we sell to direct purchase, including financing partners on Third-Party PPAs, international channel providers and traditional lease customers. It includes costs paid to our materials suppliers, direct labor, manufacturing and other overhead costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of our equipment. Warranty costs are also included in cost of product revenue, see Warranty Costs below.
Cost of Installation Revenue - Cost of installation revenue primarily consists of the costs to install our Energy Servers that we sell to direct purchase, including financing partners on Third-Party PPAs and traditional lease customers. It includes costs paid to our materials and service providers, personnel costs, shipping costs, and allocated costs.
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
Revenue Recognized from Portfolio Financings Through PPA Entities (See Note 13 - Portfolio Financings)
In 2010, we began selling our Energy Servers to tax equity partnerships in which we held an equity interest as a managing member, or a PPA Entity. This program was financed by the sale of an Operating Company counter-party to a portfolio of PPAs to a PPA Entity. The investors in a PPA Entity contribute cash to the PPA Entity in exchange for an equity interest, which then allows the PPA Entity to purchase the Operating Company and the Energy Servers contemplated by the portfolio of PPAs owned by such Operating Company.
The cash contributions held are classified as short-term or long-term restricted cash according to the terms of each PPA Entity's governing documents. As we identified customers, the Operating Company entered into a PPA with the customer pursuant to which the customer agreed to purchase the power generated by one or more Energy Servers at a specified rate per kilowatt hour for a specified term, which can range from 10 to 21 years. The Operating Company, wholly owned by the PPA Entity, typically entered into a maintenance services agreement with us following the first year of service to extend the standard one-year performance warranties and guaranties. This intercompany arrangement is eliminated on consolidation. Those PPAs that qualify as leases are classified as either sales-type leases or operating leases and those that do not qualify as leases are classified as tariff agreements or revenue arrangements with customers. For arrangements classified as operating leases, tariff agreements, or revenue arrangements with customers, income is recognized as contractual amounts are due when the electricity is generated and presented within electricity revenue on the consolidated statements of operations.
Sales-type Leases - Certain Portfolio Financings with PPA Entities entered into prior to our adoption of ASC 842 qualified as sales-type leases in accordance with ASC 840. The classification for such arrangements were carried over and accounted for as sales-type leases under ASC 842. See additional discussion below under Accounting Guidance Implemented in 2020. We are responsible for the installation, operation and maintenance of the Energy Servers at the customers' sites, including running the Energy Servers during the term of the PPA which ranges from 10 to 15 years. Based on the terms of the PPAs, we may also be obligated to supply fuel for the Energy Servers. The amount billed for the delivery of electricity to customers primarily consists of returns on the amounts financed including interest revenue, service revenue and fuel revenue for certain arrangements.
As the Portfolio Financings through PPA Entities entered into prior to our adoption of ASC 842 contain a lease, the consideration received is allocated between the lease elements (lease of property and related executory costs) and non-lease elements (other products and services, excluding any derivatives) based on relative fair value. Lease elements include the leased system and the related executory costs (i.e. installation of the system, electricity generated by the system, maintenance costs). Non-lease elements include service, fuel and interest related to the leased systems.
Service revenue and fuel revenue are recognized over the term of the PPA as electricity is generated. For those transactions that contain a lease, the interest component related to the leased system is recognized as interest revenue over the life of the lease term. The customer has the option to purchase the Energy Servers at the then fair market value at the end of the PPA contract term.
Service revenue related to sales-type leases of $2.3 million, $2.9 million, and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in electricity revenue in the consolidated statements of operations. We have not entered into any new Portfolio Financing arrangements through PPA Entities during the last three years. Accordingly, there was no product revenue for such arrangements during the years ended December 31, 2020, 2019, or 2018.
Operating Leases - Certain Portfolio Financings with PPA Entities entered into prior to the adoption of ASC 842 that were deemed leases in substance, but did not meet the criteria of sales-type leases or direct financing leases in accordance with ASC 840, were accounted for as operating leases. The classification for such arrangements were carried over and accounted for as operating leases under ASC 842. See additional discussion below under Accounting Guidance Implemented in 2020. Revenue under these arrangements is recognized as electricity sales and service revenue and is provided to the customer at rates specified under the PPAs. During the years ended December 31, 2020, 2019, and 2018, revenue from electricity sales from these Portfolio Financings with PPA Entities amounted to $27.7 million, $29.7 million, and $30.9 million, respectively. During the years ended December 31, 2020, 2019, and 2018, service revenue amounted to $13.8 million, $14.6 million, and $15.2 million, respectively.
Prior to Adoption of ASC 606 Revenue from Contracts with Customers
Prior to the adoption of ASC 606, we recognized revenue from contracts with customers for the sales of products, installation and services in accordance with ASC 605-25, Revenue Recognition for Multiple-Element Arrangements.
Revenue from the sale and installation of Energy Servers was recognized when all of the following criteria were met:
•Persuasive evidence of an arrangement existed. We relied upon non-cancelable sales agreements and purchase orders to determine the existence of an arrangement.
•Delivery and acceptance had occurred. We used shipping documents and confirmation from our installations team that the deployed systems were running at full power as defined in each contract to verify delivery and acceptance.
•The fee was fixed or determinable. We assessed whether the fee was fixed or determinable based on the payment terms associated with the transaction.
•Collectability was reasonably assured. We assessed collectability based on the customer’s credit analysis and payment history.
When these criteria were met, we allocated revenue to each element of the customer arrangement (product, installation and services) based on an estimated selling price at the arrangement inception. The estimated selling price for each element was based upon the following hierarchy: vendor-specific objective evidence ("VSOE") of selling price, if available; third-party evidence ("TPE") of selling price, if VSOE of selling price is not available; or best estimate of selling price ("BESP") if neither VSOE of selling price nor TPE of selling price are available. We limited the amount of revenue recognized for delivered elements to an amount that was not contingent upon future delivery of additional products or services or upon meeting any specified performance conditions.
We had not been able to obtain reliable evidence of the selling price of the standalone Energy Server. Given that we typically sold an Energy Server with a maintenance service agreement and had not provided maintenance services to a customer who did not have use of an Energy Server, we had no evidence of selling prices for either and virtually no customers had elected to cancel their maintenance service agreements while continuing to operate the Energy Servers. Our objective was to determine the price at which we would have transacted business if the items were being sold separately. As a result, our estimate of our selling price was driven primarily by our expected margin on both the Energy Server and installation based on their respective costs and, in the case of maintenance service agreements, the estimated costs to be incurred during the expected service period.
Costs for Energy Servers included all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). We then applied a margin to the Energy Servers and to expected installation costs to determine the selling price to be used in our BESP model. Costs for maintenance services arrangements were estimated over the expected life of the maintenance contracts and included estimated future service costs and future material costs. Material costs over the expected period of the service arrangement were impacted significantly by the longevity of the fuel cells themselves. After considering the total service costs, we applied a lower margin to our service costs than to our Energy Servers as it best reflected our long-term service margin expectations.
Incentives and Grants
Tariff Agreement - One of our PPA entities entered into an agreement with Delmarva Power and Light ("Delmarva"), an energy company that supplies electricity and natural gas to its customers, PJM Interconnection ("PJM"), a regional transmission organization, and the State of Delaware under which PPA II provided the energy generated from its Energy Servers to PJM and received a tariff as collected by Delmarva.
Revenue at the tariff rate was recognized as electricity sales and service revenue as it was generated over the term of the arrangement until the final repowering in December 2019. Revenue relating to power generation at the Delmarva sites of zero, $11.3 million, and $23.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, is included in electricity sales in the consolidated statements of operations. Revenue relating to power generation at the Delmarva sites of zero, $6.8 million, and $13.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, is included in service revenue in the consolidated statements of operations.
Investment Tax Credits - Through December 31, 2016, our Energy Servers were eligible for federal ITCs that accrued to eligible property under Internal Revenue Code Section 48. Under our Portfolio Financings with PPA Entities, ITCs are primarily passed through to Equity Investors with approximately 1% to 10% of incentives received by us. These incentives are accounted for by using the flow-through method. On February 9, 2018, the U.S. Congress passed legislation to extend the federal ITCs for fuel cell systems applicable retroactively to January 1, 2017. On December 21, 2020, the U.S. Congress passed legislation to extend the federal ITCs at a rate of 26% for a further two years.
The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed or otherwise ceases to be investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the federal tax incentives. No recapture has occurred during the years ended December 31, 2020, 2019 and 2018.
Recapture of federal tax incentives, including the investment tax credit, and Indemnifications
Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the ITC. Our sale of Energy Servers to PPA Entities and pursuant to Third-Party PPAs, in each case pursuant to a Portfolio Financing, were by the PPA Entities or tax equity partnerships in which we did not have an equity interest (such transaction, a "Third-Party PPA" and the tax equity partnership purchaser, an "Investment Company") and, therefore, the PPA Entities or Investment Companies, as the case may be, bear the risk of recapture if the assets placed in service do not meet the ITC operational criteria in the future. As part of our upgrade of Energy

Servers during 2019, we have agreed to indemnify our customer for up to $108.7 million should benefits expected from anticipated ITC and established tariffs fail to occur. We believe these events to be less than likely to occur and have not established financial reserves.
Warranty Costs
We generally warrant our products sold to our customers, international channel providers, and financing parties for the first year following the date of acceptance of the Energy Servers. This standard warranty covers defects in materials, workmanship and manufacturing or performance conditions under normal use and service conditions for the first year following acceptance or for the optional extended annual maintenance services period.
Prior to adoption of ASC 606, our warranty accrual represents our best estimate of the amount necessary to settle future and existing claims during the warranty period as of the balance sheet date. We accrued for warranty costs based on estimated costs that may have been incurred including material costs, labor costs and higher customer electricity costs should the units not work for extended periods. To estimate the product warranty costs, we continuously monitored product returns for warranty failures and maintained the reserve for the related warranty expense based on various factors including historical warranty claims, field monitoring and results of lab testing.
With the adoption of ASC 606, we only recognize warranty costs for those contracts that are considered to be assurance-type warranties and consequently do not give rise to performance obligations or for those maintenance service contracts that were previously in the scope of ASC 605-20-25, Separately Priced Extended Warranty and Product Maintenance Contracts.
In addition, as part of our standard one-year warranty and managed services agreements obligations, we monitor the operations of the underlying systems and provide output and efficiency guaranties (collectively “product performance guaranties”). If the Energy Servers run at a lower efficiency or power output than we committed under our performance warranty or guaranty, we will reimburse the customer for this underperformance. Our performance obligation includes ensuring the Energy Server operates at least at the efficiency and/or power output levels set forth in the customer agreement. Our aggregate reimbursement obligation for a performance guaranty for each customer is capped based on the purchase price of the underlying Energy Server. Product performance guaranty payments are accounted for as a reduction in service revenue. We accrue for performance guaranties based on the estimated amounts reimbursable at each reporting period and recognize the costs as a reduction to revenue.
Shipping and Handling Costs
We generally record costs related to shipping and handling in cost of product revenue, cost of installation revenue and cost of service as they are incurred.
Sales and Utility Taxes
We recognize revenue on a net basis for taxes charged to our customers and collected on behalf of the taxing authorities.
Operating Expenses
Advertising and Promotion Costs - Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. We did not incur any material advertising or promotion expenses during the years ended December 31, 2020, 2019 and 2018.
Research and Development - We conduct internally funded research and development activities to improve anticipated product performance and reduce product life-cycle costs. Research and development costs are expensed as incurred and include salaries and expenses related to employees conducting research and development.
Stock-Based Compensation - We account for stock options, restricted stock units ("RSUs") and performance-based stock units ("PSUs") awarded to employees and non-employee directors under the provisions of ASC 718, Compensation-Stock Compensation.
Stock-based compensation costs for options are measured using the Black-Scholes valuation model. The Black-Scholes valuation model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the stock options and the expected dividend yield. In developing estimates used to calculate assumptions, we established the expected term for employee options as well as expected forfeiture rates based on the historical settlement experience and after giving consideration to vesting schedules. For options with a vesting condition tied to the attainment of service and market conditions, stock-based compensation costs are recognized using Monte Carlo simulations. Stock-based compensation costs are recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Previously recognized costs are reversed for the portion of awards forfeited prior to vesting as and when the forfeitures occurred. We typically record stock-based compensation costs for options under the straight-line attribution method over the requisite service period which is generally the vesting term, which is generally four years for options.
Stock-based compensation costs for RSUs and PSUs are measured based on the fair value of the underlying shares on the date of grant. We recognize the compensation cost for RSUs using a straight-line basis over the requisite service period of the RSUs, which is generally three to four years. We recognize the compensation cost for PSUs over the expected performance period using the graded vesting method as the achievement of the milestones become probable, which is generally one to three years.
We also use the Black-Scholes valuation model to estimate the fair value of stock purchase rights under the Bloom Energy Corporation 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The fair value of the 2018 ESPP purchase rights is recognized as expense under the multiple options approach. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from initial estimates.
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
We record deferred tax assets for awards that result in deductions on our income tax returns, unless we cannot realize the deduction (i.e., we are in a net operating loss position), based on the amount of compensation cost recognized and our statutory tax rate.
Refer to Note 10 - Stock-Based Compensation and Employee Benefit Plans for further discussion of our stock-based compensation arrangements.
Income Taxes
We account for income taxes using the liability method under ASC 740, Income Taxes ("ASC 740"). Under this method, deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards and temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our domestic deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized.
We follow the accounting guidance in ASC 740, which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to ASC 740-10 and the tax position taken or expected to be taken on our tax return. To the extent that the assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made. We established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that the tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.
Refer to Note 11 - Income Taxes for further discussion of our income tax expense.

Comprehensive Loss
Our comprehensive loss is comprised of net loss attributable to Class A and Class B common stock shareholders, unrealized gain (loss) on available-for-sale securities, change in the effective portion of our interest rate swap agreements and comprehensive (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest.
Fair Value Measurement
ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Financial assets utilizing Level 1 inputs typically include money market securities and U.S. Treasury securities.

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial liabilities utilizing Level 3 inputs include natural gas fixed price forward contracts, embedded derivatives in contracts with customers and embedded derivatives in our convertible notes. Derivative liability valuations are performed based on a binomial lattice model and adjusted for illiquidity and/or non-transferability and such adjustments are generally based on available market evidence. Contract embedded derivatives valuations are performed using a Monte Carlo simulation model which considers various potential electricity price curves over the sales contracts terms.
Other Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash - Cash equivalents consist of highly liquid short-term investments with maturities of 90 days or less at the date of purchase.
Restricted cash is held as collateral to provide financial assurance that we will fulfill obligations and commitments primarily related to our Portfolio Financings, Third Party PPA and managed services arrangements. Restricted cash also includes debt service reserves, maintenance service reserves and facility lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset.
Derivative Financial Instruments - We enter into derivative natural gas fixed price forward contracts to manage our exposure to the fluctuating price of natural gas under certain of our power purchase agreements entered in connection with the PPA Entities (refer to Note 13 - Portfolio Financings). In addition, we enter into fixed forward interest rate swap arrangements to convert variable interest rates on debt to a fixed rate and on occasion have committed to certain utility grid price protection guarantees in sales agreements. During the year ended December 31, 2019, we also had derivative financial instruments embedded in our 6% Convertible Notes as a means by which to provide additional incentive to investors and to obtain a lower cost cash-source of funds.
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
We account for our derivative instruments as either an asset or a liability which are carried at fair value on the consolidated balance sheets. Changes in the fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. Changes in fair value of those derivatives that no longer qualify as cash flow hedges or are derivatives that do not qualify for hedge accounting are recorded through earnings in the consolidated statements of operations.
While we hedge certain of our natural gas purchase requirements under our PPAs, we do not classify these natural gas fixed price forward contracts as designated hedges for accounting purposes. Therefore, we record the change in the fair value of our natural gas fixed price forward contracts in cost of revenue on the consolidated statements of operations. The fair value of the natural gas fixed price forward contracts is recorded on the consolidated balance sheets as a component of accrued expenses and other current liabilities and as derivative liabilities. As these forward contracts are considered economic hedges, the changes in the fair value of these forward contracts are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
Our interest rate swap arrangements qualify as cash flow hedges for accounting purposes as they effectively convert variable rate obligations into fixed rate obligations. The effective change is recorded in accumulated other comprehensive income (loss) and will be recognized as interest expense on settlement. As of January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). Per ASU 2017-12, ineffectiveness is no longer required to be measured or disclosed. If a cash flow hedge is discontinued due to changes in the forecasted hedged transactions, hedge accounting is discontinued prospectively and any unrealized gain or loss on the related derivative is recorded in accumulated other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The fair value of the swap arrangement is recorded on the consolidated balance sheets as a component of accrued expenses and other current liabilities and as derivative liabilities. The changes in fair value of swap agreements are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
We issued convertible notes with conversion features. These conversion features were evaluated under ASC 815-40, Derivatives and Hedging - Contracts in an Entity's Own Equity, and were determined to be embedded derivatives that were bifurcated from the debt and were classified prior to the IPO as liabilities on the consolidated balance sheet. We recorded these derivative liabilities at fair value and adjusted the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain (loss) on revaluation of warrant liabilities and embedded derivatives in the consolidated statements of operations. Upon the IPO, the final valuation of the embedded derivative was calculated as of the date of the IPO and was reclassified from a derivative liability to additional paid-in capital.
Customer Financing Receivables - The contractual terms of our customer financing receivables are primarily contained within the PPA Entities' customer lease agreements. Leases entered into prior to our adoption of ASC 842 carried over their classification as either operating or sales-type leases in accordance with the relevant accounting guidelines. Customer financing receivables were generated by Energy Servers leased to PPA Entities’ customers in leasing arrangements that qualified and continue to be accounted for as sales-type leases. Customer financing receivables for such arrangements represent the gross minimum lease payments to be received from customers and the system’s estimated residual value, net of unearned income and allowance for estimated losses. Initial direct costs for such sales-type leases continue to be recognized as cost of revenue when the Energy Servers are placed in service.
We record a reserve for credit losses related to the collectability of customer financing receivables using the historical aging of the customer receivable balance. The collectability is determined based on past events, including historical experience, customer credit rating, as well as current market conditions. We monitor customer ratings and collectability on an on-going basis. Account balances will be charged off against the credit loss reserve, when needed, after all means of collection have been exhausted and the potential for recovery is considered remote.
Accounts Receivable - Accounts receivable primarily represents trade receivables from sales to customers recorded at amortized cost less allowance for credit losses. The allowance for credit losses reflects our best estimate about future losses over the contractual life of outstanding accounts receivable taking into consideration historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition, and both current and forecasted economic conditions.
Inventories - Inventories consist principally of raw materials, work-in-process and finished goods and are stated on a first-in, first-out basis at the lower of cost or net realizable value. We record inventory excess and obsolescence provisions for estimated obsolete or unsellable inventory, equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about market conditions and future demand for product generally expected to be utilized over the next 12 to 24 months, including product needed to fulfill our warranty obligations. If actual future demand for our products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed.
Property, Plant and Equipment - Property, plant and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Energy Servers are depreciated to their residual values over their useful economic lives which reflect consideration of the terms of their related PPA and tariff agreements. These useful lives are reassessed when there is an expected change in the use of the Energy Servers. Leasehold improvements are depreciated over the shorter of the lease term or their estimated depreciable lives. Buildings are amortized over the shorter of the lease or property term or their estimated depreciable lives. Assets under construction are capitalized as costs are incurred and depreciation commences after the assets are put into service within their respective asset class.
Depreciation is calculated using the straight-line method over the estimated depreciable lives of the respective assets as follows:

Depreciable Lives

Energy Servers	15-21 years
Computers, software and hardware	3-5 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-5 years
Leasehold improvements	1-10 years
Buildings	*
* Lesser of 35 years or the term of the underlying land lease.
When assets are retired or disposed, the assets and related accumulated depreciation and amortization are removed from our consolidated financial statements and the resulting gain or loss is reflected in the consolidated statements of operations.
Impairment of Long-Lived Assets - Our long-lived assets include property, plant and equipment and Energy Servers capitalized in connection with our Managed Services Financing Program, Portfolio Financings and other similar arrangements. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
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
Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests - We generally allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities. Refer to Note 13 - Portfolio Financings for more information.
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
Recent Accounting Pronouncements
At the time of our initial public offering, as an emerging growth company ("EGC"), we elected to use the extended transition period provided by the Jumpstart Our Business Startups Act for the implementation of new or revised accounting standards, and as a result of this election, we did not have to comply with the public company effective dates for new accounting standards until we ceased to be classified as an EGC. As a result of the market value of our publicly held common stock held by non-affiliates exceeding $700 million, measured at the end of our second fiscal quarter, we lost our EGC status effective as of December 31, 2020. This accelerated the adoption of various accounting standards as detailed below under Accounting Guidance Implemented in 2020. These accounting standards were therefore, adopted as of January 1, 2020.
As detailed below under Accounting Guidance Not Yet Adopted, we will adopt future accounting standards based on the public company effective dates.
Other than the adoption of the accounting guidance mentioned below, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.
Accounting Guidance Implemented in 2020
Our adoption of the following guidance as of January 1, 2020 did not have a material impact on our consolidated financial statements and related disclosures:
•ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740)
•ASU 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
•ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting
•ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
Leases - In February 2016, the FASB issued ASC 842, which supersedes all existing lease guidance. To increase transparency and comparability among organizations, this guidance requires that an entity that lease assets recognize right-of-use (“ROU”) assets representing its right to use the underlying asset for the lease term and lease liabilities related to the rights and obligations created by those leases on the balance sheet regardless of whether they are classified as finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on the consolidated financial statements. In addition, new disclosures are required to meet the objective of enabling users of the consolidated financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases.
Prior to December 31, 2020, as an EGC, we elected to use the extended transition period provided by the Jumpstart Our Business Startups Act for the implementation of new or revised accounting standards, and as a result of this election, we did not have to comply with the public company effective date for ASC 842 until we ceased to be classified as an EGC. Effective on December 31, 2020, we lost our EGC status which accelerated the adoption of ASC 842. As a result, we adjusted our previously reported consolidated financial statements effective January 1, 2020 in this Form 10-K for the year ended December 31, 2020.
We adopted ASC 842 on January 1, 2020 on a modified retrospective basis under which we recognized and measured leases existing at, or entered into after, the beginning of the period of adoption. We elected the optional transition approach of not adjusting our comparative period consolidated financial statements for the impacts of adoption. Upon adoption of ASC 842, we recorded right-of-use assets of $28.1 million (after deducting $9.2 million relating to a tenant improvement allowance) and corresponding lease liabilities of $39.8 million related to our operating leases as a lessee for facilities, office buildings, and vehicles.
The comparative consolidated balance sheet as of December 31, 2019 has not been restated to reflect the adoption of ASC 842. In addition, the amounts presented as deferred lease obligations on our consolidated balance sheet as of December 31, 2019 are now included in the calculation of the operating lease ROU assets.
The transition guidance associated with ASC 842 also permitted certain practical expedients. We elected the practical expedient, which allowed us to carryforward certain aspects of our historical lease accounting under ASC 840 for leases that commenced before the effective date, including not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. We also elected the practical expedient to not separate non-lease and lease components and instead account for them as a single lease component for all classes of underlying assets. Lastly, for all classes of underlying assets, we elected to adopt an accounting policy for which we will not record on our consolidated balance sheets leases whose terms are 12 months or less. Instead, these lease payments are recognized in profit or loss on a straight-line basis over the lease term.
Facilities, Office Buildings, and Vehicles
The lease ROU assets and related lease liabilities are classified as either operating or financing. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments. Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, the discount rate for the lease is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate. In computing our lease liabilities, we use the incremental borrowing rate based on the information available on the commencement date using an estimate of company-specific rate in the U.S. on a collateralized basis and consistent with the lease term for each lease. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
The cumulative effect of applying ASC 842 on our consolidated balance sheets as of January 1, 2020 was as follows (in thousands):

	December 31, 2019 (1)	Adjustments Due to the Adoption of ASC 842		January 1, 2020
Assets:
Operating lease right-of-use assets	$—	$28,121		$28,121
Total assets	1,322,591	28,121		1,350,712
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Deficit and Noncontrolling Interest:
Operating lease liabilities - current	—	5,535		5,535
Accrued expenses and other current liabilities	70,284	(1,314)	(2)	68,970
Total current liabilities	573,964	4,221		578,185
Operating lease liabilities, non-current	—	34,240		34,240
Other long-term liabilities	28,013	(10,340)	(2)	17,673
Total liabilities	1,490,451	28,121		1,518,572
Total liabilities, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest	1,322,591	28,121		1,350,712

(1) As reported in our 2019 Annual Report on Form 10-K.
(2) Adjustment relates to deferred rent balances as of December 31, 2019.
ROU assets for operating and finance leases are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. No impairment losses have been recognized to date.
We monitor for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset.

Managed Services and Portfolio Financings Through PPA Entities
Transactions with Financiers - Under the transition guidance in ASC 842, companies are required to reassess sale-leaseback transactions previously accounted for as failed sale-leaseback arrangements. Under ASC 840, we concluded that Managed Services arrangements should be accounted for as a financing arrangement given that these contracts were considered failed sale-leasebacks because the leaseback was classified under ASC 840 as a capital lease. As part of our adoption of ASC 842, we reassessed our Managed Services arrangements with financiers as of the transition date to determine whether these transactions would now qualify as successful sale-leaseback arrangements.
Our Managed Services arrangements with financiers contain repurchase options whereby we may under certain circumstances repurchase the asset from the financier, as buyer-lessor, we determined that because there will be no alternative assets that will be available for the financier to purchase that are substantially the same as the asset initially transferred, the existence of the repurchase option precludes us from concluding that control of the Energy Server system has transferred to the financier at the onset of the sale-leaseback transaction. Accordingly, we determined that the sale-leaseback transactions will continue to be accounted for as failed sale-leaseback transactions and the consideration received under such arrangements will continue to be accounted for as a financing arrangement, consistent with the accounting treatment in the prior year.
Transactions with Customers - As described above under our Revenue Recognition accounting policy, certain of our customers enter into PPAs with a PPA Entity or Managed Services agreements to finance their lease of Bloom Energy Servers. Prior to the adoption of ASC 842, such arrangements with customers that qualified as leases were classified as either sales-type leases or operating leases.
As discussed above, we elected the package of practical expedients to be applied to all leases in the transition from ASC 840 to ASC 842. Accordingly, we have not re-evaluated whether our pre-existing customer PPAs or Managed Services arrangements contain a lease. For all pre-existing customer PPAs and Managed Services arrangements, we have carried over the accounting classifications for those transactions under ASC 840, and continue to account for such transactions as either sales-type leases or operating leases under ASC 842.
As part of our adoption of ASC 842, we assessed whether customer PPAs or Managed Services arrangements entered into on or after January 1, 2020 are within the scope of ASC 842 and, if so, their appropriate accounting treatment. ASC 842 states that a contract contains a lease if the contracts convey the right to control the use of an identified asset for a period of time in exchange for consideration. Central to this analysis are two factors: (i) whether there is an identified asset; and (ii) whether the counterparty has the right to control the use of the identified asset. We determined that while there is an identified asset (i.e., the Energy Servers installed at the end-customers' facilities), the customer does not have the right to control the use of the Energy Servers because they do not have decision-making rights over how and for what purpose the Energy Servers are utilized throughout the term of the arrangement. Accordingly, the customer PPAs and Managed Services arrangements do not contain a lease, and therefore are not within the scope of ASC 842, and instead are accounted for under ASC 606.
See Note 17 - Leases, for additional information and disclosures on the impact of the adoption of ASC 842.
Accounting Guidance Not Yet Adopted
As a result of the loss of our EGC status with effect from December 31, 2020, we have revised our planned adoption dates from the nonpublic company effective dates to the pubic company effective dates for the accounting guidance below.
Cessation of LIBOR - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued. An entity may elect to apply the amendments in ASU 2020-04 for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the consolidated financial statements are available to be issued. An entity may elect to apply ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging instruments entered into after the beginning of the interim period that includes March 12, 2020. We are currently evaluating the impact of the adoption of ASU 2020-04 on our consolidated financial statements.
Debt with Conversion Options - In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. ASU 2020-06 removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. ASU 2020-06 removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. We are currently evaluating the impact of the adoption of ASU 2020-06 on our consolidated financial statements.

3. Revenue Recognition
Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits as of December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019

Deferred revenue	$135,578	$175,619
Customer deposits	66,171	39,101
Deferred revenue and customer deposits	$201,749	$214,720

Deferred revenue activity during the years ended December 31, 2020 and 2019 consists of the following (in thousands):

	Years Ended December 31,
	2020	2019

Beginning balance	$175,619	$149,612
Additions	652,960	709,843
Revenue recognized	(693,001)	(683,836)
Ending balance	$135,578	$175,619
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The significant component of deferred revenue at the end of the period consists of performance obligations relating to the provision of maintenance services under current contracts and future renewal periods. These obligations provide customers with material rights over a period that we estimate will be largely commensurate with the period of their expected use of the associated Energy Server. As a result, we expect to recognize these amounts as revenue over a period of up to 21 years, predominantly on a cost-to-cost basis that reflects the cost of providing these services. Deferred revenue also includes performance obligations relating to product acceptance and installation. A significant amount of this deferred revenue is reflected as additions and revenue recognized in the same period and we expect to recognize all amounts within a year. During the year ended December 31, 2020, we recognized $14.2 million of previously deferred revenue that was not associated with acceptances or service in the year as a result of a modification of a contract with a customer.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
We disaggregate revenue from contracts with customers into four revenue categories: (i) product, (ii) installation, (iii) services, and (iv) electricity (in thousands):

	Years Ended December 31,
	2020	2019	2018
	Under ASC 606	With Adoption of ASC 606	Under ASC 605
Revenue from contracts with customers:
Product revenue	$518,633	$557,336	$400,638
Installation revenue	101,887	60,826	68,195
Services revenue	109,633	95,786	83,267
Electricity revenue	—	10,840	23,023
Total revenue from contract with customers	730,153	724,788	575,123
Revenue from contracts accounted for as leases:
Electricity revenue	64,094	60,389	57,525
Total revenue	$794,247	$785,177	$632,648
4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and are as follows (in thousands):

	December 31,
	2020	2019
As Held:
Cash	$180,808	$100,773
Money market funds	235,902	276,615
	$416,710	$377,388
As Reported:
Cash and cash equivalents	$246,947	$202,823
Restricted cash	169,763	174,565
	$416,710	$377,388
Restricted cash consisted of the following (in thousands):

	December 31,
	2020	2019
Current:
Restricted cash	$26,706	$28,494
Restricted cash related to PPA Entities[1]	25,764	2,310
Restricted cash, current	52,470	30,804
Non-current:
Restricted cash	286	10
Restricted cash related to PPA Entities[1]	117,007	143,751
Restricted cash, non-current	117,293	143,761
	$169,763	$174,565
1 We have VIEs that represent a portion of the consolidated balances recorded within the "restricted cash," and other financial statement line items in the consolidated balance sheets (see Note 13 - Portfolio Financings). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2020, include $20.3 million and $0.7 million of current restricted cash, and $88.4 million and $13.3 million of non-current restricted cash, respectively, and these entities are not considered VIEs. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2019, included $108.7 million and $20.0 million of non-current restricted cash, respectively.

5. Fair Value
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
December 31, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$235,902	$—	$—	$235,902
	$235,902	$—	$—	$235,902
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$—	$2,574	$2,574
Embedded EPP derivatives	—	—	5,541	5,541
Interest rate swap agreements	—	15,989	—	15,989
	$—	$15,989	$8,115	$24,104

	Fair Value Measured at Reporting Date Using
December 31, 2019	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$276,615	$—	$—	$276,615
Interest rate swap agreements	—	3	—	3
	$276,615	$3	$—	$276,618
Liabilities
Accrued expenses and other current liabilities	$996	$—	$—	$996
Derivatives:
Natural gas fixed price forward contracts	—	—	6,968	6,968
Embedded EPP derivatives	—	—	6,176	6,176
Interest rate swap agreements	—	9,241	—	9,241
	$996	$9,241	$13,144	$23,381
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our consolidated balance sheets. As of December 31, 2020, we expect $1.9 million of the loss on the interest rate swaps accumulated in other comprehensive income (loss) to be reclassified into earnings in the next 12 months.
Natural Gas Fixed Price Forward Contracts - Natural gas fixed price forward contracts are valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices and therefore, as no observable inputs to support market activity are available, are classified as Level 3 liabilities.

The following table provides the number and fair value of our natural gas fixed price forward contracts (in thousands):

	December 31, 2020		December 31, 2019
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹:
Natural gas fixed price forward contracts (not under hedging relationships)	830	$2,574	1,991	$6,968

¹ Recorded in current liabilities and derivative liabilities in the consolidated balance sheets.
² One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
For the years ended December 31, 2020 and 2019, we recorded the fair value of our natural gas fixed price forward contracts and recognized losses of $0.1 million and $0.8 million, respectively. We recorded the fair value of our natural gas fixed price forward contracts and recognized gains of $4.5 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively, on the settlement of these contracts in cost of revenue on our consolidated statements of operations.
Embedded Escalation Protection Plan Derivative Liability in Sales Contracts - We estimated the fair value of the embedded Escalation Protection Plan ("EPP") derivatives in certain sales contracts using a Monte Carlo simulation model, which considers various potential electricity price curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as a Level 3 financial liability.
For the years ended December 31, 2020 and 2019, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized gain of $0.6 million and an unrealized loss of $2.2 million, respectively, in gain (loss) on revaluation of embedded derivatives on our consolidated statements of operations.
There were no transfers between fair value measurement classifications during the years ended December 31, 2020 and 2019.

The changes in the Level 3 financial liabilities during the year ended December 31, 2020 were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2018	$9,729	$4,015	$13,744
Settlement of natural gas fixed price forward contracts	(3,605)	—	(3,605)
Changes in fair value	844	2,161	3,005
Liabilities at December 31, 2019	6,968	6,176	13,144
Settlement of natural gas fixed price forward contracts	(4,503)	—	(4,503)
Changes in fair value	109	(635)	(526)
Liabilities at December 31, 2020	$2,574	$5,541	$8,115
The following table presents the unobservable inputs related to our Level 3 liabilities:

	As of December 31, 2020
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Average
	(in thousands)				($ per Units)
Natural Gas	$2,574	Discounted Cash Flow	Forward basis price	MMBTU	$2.82 - $5.03	$3.67

The unobservable inputs used in the fair value measurement of the natural gas commodity contracts consist of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain basis prices (i.e., the difference in pricing between two locations) included in the valuation of natural gas contracts were deemed unobservable.
To estimate the liabilities related to the EPP contracts an option pricing method was implemented through a Monte Carlo simulation. The unobservable inputs were simulated based on the available values for avoided cost and cost of electricity as calculated for December 31, 2020, using an expected growth rate of 7% over the contracts' life and volatility of 20%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2020. Avoided cost is the transmission and distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average of the amount of charge for each rate shall be weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the above derivatives if they were adjusted. Generally, an increase in natural gas prices and a decrease in electric grid prices would each result in an increase in the estimated fair value of our derivative liabilities.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - The fair value for customer financing receivables is based on a discounted cash flow model, whereby the fair value approximates the present value of the receivables (Level 3). The senior secured notes, term loans and convertible promissory notes are based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	December 31, 2020		December 31, 2019
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$50,746	$42,679	$55,855	$44,002
Debt instruments
Recourse:
LIBOR + 4% Term Loan due November 2020	—	—	1,536	1,590
5% Convertible Promissory Note due 2020	—	—	36,482	32,070
10% Convertible Promissory Notes due December 2021	—	—	273,410	302,047
10% Senior Secured notes due July 2024	—	—	89,962	97,512
10.25% Senior Secured Notes due March 2027	68,614	71,831	—	—
2.5% Green Convertible Senior Notes due August 2025	99,394	426,229	—	—
Non-recourse:
7.5% Term Loan due September 2028	31,746	37,658	34,969	41,108
6.07% Senior Secured Notes due March 2030	77,007	89,654	80,016	87,618
LIBOR + 2.5% Term Loan due December 2021	114,138	116,113	120,437	120,510

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	December 31,
	2020	2019

Raw materials	$79,090	$67,829
Work-in-progress	29,063	21,207
Finished goods	33,906	20,570
	$142,059	$109,606
The inventory reserves were $14.0 million and $14.6 million as of December 31, 2020 and 2019, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019

Government incentives receivable	$479	$893
Prepaid hardware and software maintenance	5,227	3,763
Receivables from employees	5,160	6,130
Other prepaid expenses and other current assets	19,852	17,282
	$30,718	$28,068
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	December 31,
	2020	2019

Energy Servers	$669,422	$650,600
Computers, software and hardware	20,432	20,275
Machinery and equipment	106,644	101,650
Furniture and fixtures	8,455	8,339
Leasehold improvements	37,497	35,694
Building	46,730	40,512
Construction in progress	21,118	12,611
	910,298	869,681
Less: accumulated depreciation	(309,670)	(262,622)
	$600,628	$607,059
Depreciation expense related to property, plant and equipment, net, was $52.2 million, $78.6 million, and $53.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation expense incurred during the year ended December 31, 2019, included a decommissioning in PPA II, including the replacement during 2019 of 30 megawatts of installed Energy Servers with 27.5 megawatts of new systems sold, resulting in product cost of goods sold due to $52.5 million for the write-off of Energy Servers and $78.4 million for the cost of new systems sold, and electricity cost of revenue of

$22.6 million of accelerated depreciation charged. Additionally, during the year ended December 31, 2019, there was a decommissioning in PPA IIIb, including the replacement during 2019 of five megawatts of installed Energy Servers, resulting in product cost of goods sold of $18.0 million for the write-off of Energy Servers, and electricity cost of revenue of $1.7 million of accelerated depreciation charged in fourth quarter of 2019 related to the revised expected lives of installed systems, which we recognized in our consolidated statement of operations. There was no similar decommissioning activity or similar charges during the year ended December 31, 2020.
Property, plant and equipment, net, under operating leases by the PPA Entities was $368.0 million and $371.4 million as of December 31, 2020 and 2019, respectively. The accumulated depreciation for these assets was $115.9 million and $95.5 million as of December 31, 2020 and 2019, respectively. Depreciation expense related to our property, plant and equipment under operating leases by the PPA Entities was $23.8 million, $27.1 million and $25.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Depreciation expense is included in cost of product, installation, service and electricity revenue as well as research and development, sales and marketing and general and administration expenses in our consolidated statements of operations.
Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	December 31,
	2020	2019

Prepaid and other long-term assets	$24,116	$29,153
Deferred commissions	6,732	5,007
Equity-method investments	1,954	5,733
Long-term deposits	1,709	1,759
	$34,511	$41,652
Accrued Warranty
Accrued warranty liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Product warranty	$1,549	$2,345
Product performance	8,605	7,536
Maintenance services contracts	109	453
	$10,263	$10,334

Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2018	$9,668
Cumulative effect upon adoption of ASC 606	1,032
Accrued warranty, net	1,849
Warranty expenditures during period	(2,668)
Balances at December 31, 2019	9,881
Accrued warranty, net	5,944
Warranty expenditures during the year	(5,671)
Balances at December 31, 2020	$10,154

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Compensation and benefits	$28,343	$17,173
Current portion of derivative liabilities	19,116	4,834
Sales-related liabilities	14,479	416
Accrued installation	16,468	10,348
Sales tax liabilities	2,732	3,849
Interest payable	2,224	3,875
Other	28,642	29,789
	$112,004	$70,284
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Delaware grant	$9,212	$10,469
Other	3,067	17,544
	$12,279	$28,013
In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full- time workers at the facility over a certain period of time. We have received $12.0 million of the grant, which is contingent upon us meeting certain milestones related to the construction of the manufacturing facility and the employment of full-time workers at the facility through September 30, 2023. We repaid $1.5 million of the grant in 2017, and no additional amounts have been repaid since then. As of December 31, 2020, we have recorded $1.3 million in current liabilities and $9.2 million in other long-term liabilities for potential future repayments of this grant. See Note 14 - Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of December 31, 2020 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$—	$68,614	$68,614	$—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	99,394	99,394		2.5%	August 2025	Company	Yes
Total recourse debt	300,000	—	168,008	168,008	—
7.5% Term Loan due September 2028	34,456	2,826	28,920	31,746	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	77,837	3,882	73,125	77,007	—	6.1%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	114,761	114,138	—	114,138	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	968	2.25%	December 2021	PPA V	No
Total non-recourse debt	227,054	120,846	102,045	222,891	968
Total debt	$527,054	$120,846	$270,053	$390,899	$968

The following is a summary of our debt as of December 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

LIBOR + 4% Loan due November 2020	$1,571	$1,536	$—	$1,536	$—	LIBOR plus margin	November 2020	Company	Yes
5% Convertible Promissory Note due December 2020	33,104	36,482	—	36,482	—	5.0%	December 2020	Company	Yes
6% Convertible Promissory Notes due December 2020	289,299	273,410	—	273,410	—	6.0%	December 2020	Company	Yes
10% Notes due July 2024	93,000	14,000	75,962	89,962	—	10.0%	July 2024	Company	Yes
Total recourse debt	416,974	325,428	75,962	401,390	—
7.5% Term Loan due September 2028	38,337	3,882	31,087	34,969	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	80,988	3,151	76,865	80,016	—	6.1%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	121,784	5,122	115,315	120,437	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	1,220	2.25%	December 2021	PPA V	No
Total non-recourse debt	241,109	12,155	223,267	235,422	1,220
Total debt	$658,083	$337,583	$299,229	$636,812	$1,220
Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to debt discounts and deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of December 31, 2020 and 2019.
Recourse Debt Facilities
LIBOR + 4% Loan due November 2020 - The weighted average interest rate as of December 31, 2019 was 6.3%. As of December 31, 2020 and 2019, the unpaid principal balance of debt outstanding was zero and $1.6 million, respectively. This Term Loan was extinguished in November 2020.

5% Convertible Promissory Note due 2020 - On March 31, 2020, we entered into an Amended and Restated Subordinated Secured Convertible Note Modification Agreement (the “Constellation Note Modification Agreement”) with Constellation NewEnergy, Inc. (“Constellation”), pursuant to which Constellation agreed to extend the maturity date to December 31, 2021, increase the interest rate from 5% to 10% and reduce the strike price on the conversion feature from $38.64 per share to $8.00 per share (referred to as the "10% Constellation Note" prior to the extinguishment and the "New 10% Constellation Note" after the extinguishment).
As a result, the 10% Constellation Note, which consisted of $33.1 million in principal and $3.8 million in accrued and unpaid interest was extinguished and the New 10% Constellation Note was recognized at its fair market value, which equaled $40.7 million. The difference between the fair market value of the New 10% Constellation Note and the carrying value of the 10% Constellation Note prior to the modification of $3.8 million was recognized as a loss on extinguishment of debt in the consolidated statement of operations.
On June 18, 2020, Constellation exchanged their entire New 10% Constellation Note at the conversion price of $8.00 per share into 4.7 million shares of Class A common stock. At the time of this exchange the unamortized premium of $3.4 million was recognized as an adjustment to additional paid-in capital.
6% Convertible Promissory Notes due December 2020 - On March 31, 2020, we entered into an Amendment Support Agreement with the noteholders of our outstanding 6% Convertible Notes due December 2020 ("6% Convertible Notes"), pursuant to which such Noteholders agreed to extend the maturity date of the outstanding 6% Convertible Notes to December 1, 2021 and increase the interest rate from 6% to 10%. Additionally, the debt is convertible at the option of the Noteholders into common stock at any time through the maturity date. In addition, we amended the 6% Convertible Notes by reducing the strike price on the conversion feature from $11.25 to $8.00 per share ("10% Convertible Notes"). In conjunction with entering into the Amendment Support Agreement, on March 31, 2020, we also entered into the 10% Convertible Note Purchase Agreement and issued an additional $30.0 million aggregate principal amount of 10% Convertible Notes to certain noteholders. The 10% Convertible Notes and the $30.0 million new 10% Convertible Notes were all reflected in the Restated Indenture. On May 1, 2020, we repaid $70.0 million of the 10% Convertible Notes and accrued and unpaid interest and recognized an adjustment to the unamortized debt premium of $4.3 million.
As a result, during the year ended December 31, 2020, we recognized a $10.3 million loss on extinguishment of debt in the consolidated statement of operations, which was calculated as the difference between the reacquisition price of the 6% Convertible Notes and the carrying value of the 6% Convertible Notes. The total carrying value of the 6% Convertible Notes equaled $279.0 million, which consisted of $289.3 million in principal and $1.4 million in accrued and unpaid interest, reduced by $10.7 million in unamortized discount and $1.0 million in unamortized debt issuance costs. The total reacquisition price of the 6% Convertible Notes equaled $289.3 million, which consisted of the $340.7 million fair value of the 10% Convertible Notes, $1.4 million in accrued and unpaid interest, and $1.2 million of fees paid to noteholders as part of the amendment, reduced by $24.0 million, being the fair value at March 31, 2020 of the embedded derivative relating to the equity classified conversion feature. The fair value of the embedded feature was reclassified from additional paid-in capital at the time of the debt extinguishment.
During the year ended December 31, 2020, we called a total of $153.1 million of the 10% Convertible Notes and the noteholders, at their option, converted their notes into 19.1 million shares of our Class B common stock, which were subsequently exchanged for Class A common stock.The $96.2 million principal balance of 10% Convertible Notes due to the Canada Pension Plan Investment Board was converted to 12.0 million shares of common stock in October 2020, and the unamortized premium of $3.2 million was recorded in additional paid in capital.
10% Notes due July 2024 - The outstanding unpaid principal balance of $79.0 million on the 10% Senior Secured Notes due July 2024 was called and retired at 104% during the year ended December 31, 2020. The 4% premium of $3.2 million and unpaid accrued interest of $2.1 million were included in the final payment to the noteholders. The unrecognized debt issuance costs of $2.0 million were expensed.
10.25% Senior Secured Notes due March 2027 - On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes in a private placement ("10.25% Senior Secured Notes"). The 10.25% Senior Secured Notes are governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantor party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes are secured by certain of our operations and maintenance agreements that previously were part of the security for the 6% Convertible Notes. We used the proceeds of this issuance to repay $70.0 million of our 10% Convertible Notes. The 10.25% Senior Secured Notes are

supported by a $150.0 million indenture between us and U.S. Bank National Association, which contains an accordion feature for an additional $80.0 million of notes that can be issued on or prior to September 27, 2021.
Interest on the 10.25% Senior Secured Notes is payable quarterly, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The outstanding unpaid principal of the 10.25% Senior Secured Notes of $70.0 million was classified as non-current as of December 31, 2020.
2.5% Green Convertible Senior Notes due August 2025 - In August 2020, we issued $230.0 million aggregate principal amount of our 2.5% Green Convertible Senior Notes due August 2025, unless earlier repurchased, redeemed or converted ("Green Notes"). The principal amount of the Green Notes are $230.0 million, less initial purchaser's discount of $6.9 million and other issuance costs of $3.0 million resulting in net proceeds of $220.1 million.
The Green Notes are senior, unsecured obligations accruing interest at a rate of 2.5% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021.
We may not redeem the Green Notes prior to August 21, 2023. We may elect to redeem, at face value, all or any portion of the Green Notes at any time on or after August 21, 2023 and on or before the twenty-sixth trading day immediately before the maturity date, provided certain conditions are met.
Before May 15, 2025, the noteholders have the right to convert their Green Notes only upon the occurrence of certain events, including a conversion upon satisfaction of a condition relating to the closing price of our common stock ("the Closing Price Condition"). If the Closing Price Condition is met on at least 20 of the last 30 consecutive trading days in any quarter, the noteholders may convert their Green Notes at any time during the immediately following quarter. The Closing Price Condition was met during the quarter ended December 31, 2020 and accordingly, the noteholders may convert their Green Notes at any time during the quarter ending March 31, 2021. From and after May 15, 2025, the noteholders may convert their Green Notes at any time at their election until the close of business on the second trading day immediately before the maturity date. Should the noteholders elect to convert their Green Notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock or a combination thereof.
The initial conversion rate is 61.6808 shares of Class A common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $16.21 per share of Class A common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” as defined occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
In the accounting for the issuance of the Green Notes, we separated the $230.0 million aggregate principal amount into liability and equity components in accordance with ASC 470 – 20, Debt with Conversion and Other Options. The fair value of the liability component for the Green Notes of approximately $93.3 million was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature and was classified as non-current debt on the consolidated balance sheet. The carrying amount of the equity component for the Green Notes of approximately $138.1 million, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the notes. The difference between the principal amount of the notes and the liability component represents the debt discount, is presented as a reduction to the notes on our consolidated balance sheets, and is amortized to interest expense using the effective interest method over the remaining term of the notes. The equity component of the Green Notes is included in additional paid-in capital on our consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred issuance costs related to the Green Notes of approximately $9.9 million, consisting of the initial purchaser's discount of $6.9 million and other issuance costs of approximately $3.0 million. In accounting for the issuance costs, we allocated the total amount to the liability and equity components using the same proportions determined above for the notes. Transaction costs attributable to the liability component for the Green Notes of approximately $4.2 million were recorded as debt issuance costs, presented as a reduction to the notes on our consolidated balance sheets, and are amortized to interest expense using the effective interest method over the term of the notes. The issuance costs attributable to the equity component for the Green Notes were approximately $5.7 million and were recorded as a reduction to the equity component included in additional paid-in capital.

As of December 31, 2020, the remaining lives of the Green Notes are approximately 4.7 years and accordingly, the Green Notes are classified as long-term debt. The effective interest rate of the liability components for the Green Notes is 21.9% and is based on the interest rate of similar debt instruments, at the time of our offering, that do not have associated convertible features. Total interest expense recognized related to the Green Notes for the year ended December 31, 2020 was $8.3 million, comprised of contractual interest expense of $2.2 million, amortization of debt discount of $5.9 million and amortization of issuance costs of $0.2 million.
Non-recourse Debt Facilities
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to help fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.8 million as of December 31, 2020 and 2019, respectively, which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
6.07% Senior Secured Notes due March 2030 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly, which began in December 2015 and ends in March 2030. The notes are secured by all the assets of the PPA IV. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.5 million and $8.0 million as of December 31, 2020 and 2019, respectively, which was included as part of long-term restricted cash in the consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - The current portion of the LIBOR + 2.5% Term Loan as of December 31, 2020 and 2019 was $114.1 million and $5.1 million, respectively. The non-current portion of this loan was zero and $115.3 million as of December 31, 2020 and 2019, respectively.
In accordance with the credit agreement, PPA V was issued floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the lenders’ commitments to the loan and the commitments to a letter of credit ("LC") facility, the PPA V also pays commitment fees at 0.50% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015, PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan.
Letters of Credit due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The agreement also included commitments to a LC facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of December 31, 2020 and 2019 was $5.2 million and $5.0 million, respectively. The unused capacity as of December 31, 2020 and 2019 was $1.0 million and $1.2 million, respectively.
Related Party Debt
Portions of the above described recourse and non-recourse debt were held by various related parties. See Note 16 - Related Party Transactions for a full description.

Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of December 31, 2020 (in thousands):

2021	$121,469
2022	16,393
2023	22,166
2024	24,886
2025	258,022
Thereafter	84,118
$527,054
Interest expense of $78.8 million, $94.2 million and $105.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, was recorded in interest expense on the consolidated statements of operations, which includes interest expense - related parties of $2.5 million, $6.8 million and $8.9 million, respectively.
8. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where London Inter-bank Offered Rate ("LIBOR") is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of December 31, 2020 and 2019 on our consolidated balance sheets are as follows (in thousands):

	December 31,
	2020	2019
Assets
Prepaid expenses and other current assets	$—	$3
	$—	$3

Liabilities
Accrued expenses and other current liabilities	$15,989	$782
Derivative liabilities	—	8,459
	$15,989	$9,241
PPA V - In July 2015, PPA V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 21, 2021 and the remaining three will mature on September 30, 2031. The effective change is recorded in accumulated other comprehensive income (loss) and is recognized as interest expense on settlement. The notional amounts of the swaps are $181.4 million, $184.2 million and $186.6 million as of December 31, 2020, 2019 and 2018, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We realized immaterial gains attributable to the change in valuation during the years ended December 31, 2020, 2019 and 2018, and these gains are included in other income (expense), net, in the consolidated statements of operations.

The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive income (loss) and in earnings are as follows (in thousands):

	Years ended December 31,
	2020	2019
Beginning balance	$9,238	$3,548
Loss recognized in other comprehensive loss	8,465	6,131
Amounts reclassified from other comprehensive loss to earnings	(1,569)	(216)
Net loss recognized in other comprehensive loss	6,896	5,915
Gain recognized in earnings	(145)	(225)
Ending balance	$15,989	$9,238

For the years ended December 31, 2020 and 2019, we recognized a loss of $0.1 million and $0.8 million, respectively, on the remeasurement of our natural gas fixed price forward contract. For the years ended December 31, 2020 and 2019, we recognized a realized gain of $4.5 million and $3.6 million, respectively, on the settlement of these contracts. Gains and losses are recorded in cost of revenue on the consolidated statements of operations.
Embedded EPP Derivatives in Sales Contracts
We estimate the fair value of the embedded EPP derivatives in certain of the contracts with our customers using a Monte Carlo simulation model, which considers various potential electricity price forward curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives. We recognized an unrealized gain of $0.6 million, a loss of $2.2 million and a gain of $0.2 million attributable to the change in fair value for the years ended December 31, 2020, 2019 and 2018, respectively. These gains and losses are included within loss on revaluation of embedded derivatives in the consolidated statements of operations. The fair value of these derivatives is $5.5 million, $6.2 million and $4.0 million as of December 31, 2020, 2019 and 2018, respectively.

9. Stockholders' Equity
Our capitalization as of December 31, 2020 and 2019 is as follows:

		December 31,
	Authorized	2020	2019
Shares issued and outstanding:
Total common stock - Class A1 - par value $0.0001	600,000,000	140,094,633	84,549,511
Total common stock - Class B1 - par value $0.0001	600,000,000	27,908,093	36,486,778
Total preferred stock	10,000,000	—	—
		168,002,726	121,036,289
Rights to acquire stock:
Stock Plans' options and other equity awards outstanding:
2002 stock plan - options		1,265,656	1,856,154
2012 equity incentive plan - options		8,877,792	9,982,756
2012 equity incentive plan - other equity awards		504,034	6,656,094
2018 equity incentive plan - options		5,210,823	5,998,406
2018 equity incentive plan - other equity awards		5,914,754	3,456,172

Warrants outstanding:
Common stock warrants - exercise price of $27.78		468,548	481,181
Common stock warrants - exercise price of $38.64		12,940	12,940

Shares reserved for future issuance:
Total options/RSUs available for grant - 2018 Plan		20,233,754	17,233,144
Total shares available for grant - 2018 ESPP		2,587,874	3,030,407
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
Grants under the 2002 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from grant date. Original grants under the 2002 Plan were for "common stock". Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock. As of December 31, 2020, options to purchase 1,265,656 shares of Class B common stock were outstanding with a weighted average exercise price of $26.64 per share. The 2002 Stock Plan has been canceled; however, it continues to govern outstanding grants under the 2002 Stock Plan.
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
Grants under the 2012 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from grant date. Original grants under the 2012 Plan were for "common stock". Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock. As of December 31, 2020, stock options to purchase 8,877,792 shares of Class B common stock were outstanding with a weighted average exercise price of $27.43 per share and no shares were available for future grant. As of December 31, 2020, we had outstanding RSUs that may be settled for 504,034 shares of Class B common stock under the plan. The 2012 Equity Incentive Plan has been canceled; however, it continues to govern outstanding grants under the 2012 Equity Incentive Plan.
2018 Equity Incentive Plan
The 2018 Equity Incentive Plan (the "2018 Plan") was approved in April 2018. The 2018 Plan became effective upon the IPO and will serve as the successor to the 2012 Plan. The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, PSUs and stock bonuses. The 2018 Plan provides for the grant of awards to employees, directors, consultants, independent contractors and advisors provided the consultants, independent contractors, directors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of stock options is at least equal to the fair market value of Class A common stock on the date of grant. Grants under the 2018 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from grant date.
The 2018 Plan allows for an annual increase on January 1, of each of 2019 through 2028, by the lesser of (a) four percent (4%) of the number of Class A common stock, Class B common stock, and common stock equivalents (including options, RSUs, warrants and preferred stock on an as-converted basis) issued and outstanding on each December 31 immediately prior to the date of increase, and (b) such number of shares determined by the Board of Directors.
As of December 31, 2020, stock options to purchase 5,210,823 shares of Class A common stock were outstanding with a weighted average exercise price of $9.48 per share and 5,914,754 shares of outstanding RSUs that may be settled for Class A common stock which were granted pursuant to the 2018 Plan.
Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of option valuation:

	Years Ended December 31,
	2020	2019	2018

Risk-free interest rate	0.6%	1.7% - 2.6%	2.5% - 3.1%
Expected term (years)	6.6	6.4 - 6.7	6.2 - 6.7
Expected dividend yield	—	—	—
Expected volatility	71.0%	45.7% - 50.2%	52.4% - 56.1%

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2020	2019	2018

Cost of revenue	$17,475	$45,429	$29,680
Research and development	19,037	40,949	39,029
Sales and marketing	10,997	32,478	32,284
General and administrative	26,384	77,435	67,489
	$73,893	$196,291	$168,482
As of December 31, 2020, 2019 and 2018, we capitalized $5.9 million, $7.3 million and $13.6 million of stock-based compensation cost, respectively, into inventory and property, plant and equipment.
Stock Option and RSU Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2018	14,558,420	$25.93	6.8	$3,084
Granted	4,956,064	5.60
Exercised	(358,564)	4.26
Cancelled	(1,318,604)	25.33
Balances at December 31, 2019	17,837,316	20.76	6.9	14,964
Granted	200,000	7.30
Exercised	(1,341,324)	11.18
Cancelled	(1,341,721)	22.49
Balances at December 31, 2020	15,354,271	21.27	6.0	129,855
Vested and expected to vest at December 31, 2020	14,976,706	21.55	5.9	122,813
Exercisable at December 31, 2020	10,311,316	26.37	4.9	39,569

Stock Options - During the years ended December 31, 2020, 2019 and 2018, we recognized $19.1 million, $36.2 million and $33.3 million of stock-based compensation costs for stock options, respectively.
During the years ended December 31, 2020, 2019 and 2018, the intrinsic value of stock options exercised was $11.2 million, $2.6 million and $9.2 million, respectively.
We granted 200,000 and 4,956,064 options of Class A common stock during the years ended December 31, 2020 and 2019, and the weighted average grant-date fair value of the awards was $7.30 per share and $5.60 per share, respectively.

As of December 31, 2020 and 2019, we had unrecognized compensation costs related to unvested stock options of $20.7 million and $41.9 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.8 years and 2.8 years, respectively. Cash received from stock options exercised totaled $15.0 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.
A summary of our RSUs activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2018	16,784,800	$18.74
Granted	3,219,959	11.81
Vested	(8,921,807)	18.03
Forfeited	(970,686)	17.34
Unvested Balance at December 31, 2019	10,112,266	17.29
Granted	4,744,467	12.43
Vested	(7,806,038)	17.48
Forfeited	(631,907)	14.93
Unvested Balance at December 31, 2020	6,418,788	13.71
Restricted Stock Units - The estimated fair value of RSU awards is based on the fair value of our Class A common stock on the date of grant. For the years ended December 31, 2020, 2019 and 2018, we recognized $44.1 million, $141.3 million and $142.4 million of stock-based compensation costs for RSUs, respectively.
As of December 31, 2020, we had $59.8 million of unrecognized stock-based compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2019, we had $52.0 million of unrecognized stock-based compensation cost related to unvested RSUs, which was expected to be recognized over a weighted average period of 1.1 years.
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
In June 2020, the Board approved stock awards ("2020 Executive Awards") to certain executive staff. The 2020 Executive Awards were PSUs granted pursuant to the 2018 EIP and consist of three vesting tranches with an annual vesting schedule based on the attainment of performance conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2020 Executive Awards is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
In addition, during 2020, other PSUs were granted to certain executive officers and other employees that will only vest upon the achievement of certain specific financial or operational performance criteria.

The following table presents the stock activity and the total number of shares available for grant under our stock plans as of December 31, 2020:

Plan Shares Available for Grant

Balances at December 31, 2018	17,457,847
Added to plan	7,585,422
Granted	(8,176,023)
Cancelled	2,289,290
Expired	(1,923,392)
Balances at December 31, 2019	17,233,144
Added to plan	7,179,751
Granted	(4,944,467)
Cancelled	1,965,801
Expired	(1,200,475)
Balances at December 31, 2020	20,233,754

2018 Employee Stock Purchase Plan
In April 2018, we adopted the 2018 ESPP. The 2018 ESPP became effective upon our initial public offering ("IPO") in July 2018. The 2018 ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The aggregate number of our shares that may be issued over the term of our ESPP is 33,333,333 Class A common stock. A total of 3,333,333 shares of our Class A common stock were initially reserved for issuance under the plan. The number of shares reserved for issuance under the 2018 ESPP will increase automatically on the 1st day of January of each of the first nine years following the first offering date by the number of shares equal to one percent (1%) of the total number of Class A common stock, Class B common stock, and common stock equivalents (including options, RSUs, warrants and preferred stock on an as converted basis) issued and outstanding on the immediately preceding December 31 (rounded down to the nearest whole share); provided, that the Board of Directors or the Compensation Committee may in its sole discretion reduce the amount of the increase in any particular year.
The 2018 ESPP allows eligible employees to purchase shares, subject to purchase limits of 2,500 shares during each six month period or $25,000 worth of stock for each calendar year, of our Class A common stock through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock (i) on the first trading day of the applicable offering date and (ii) the last trading day of each purchase date.
During the years ended December 31, 2020 and 2019, we recognized $5.7 million and $10.3 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 1,937,825 shares in the year ended December 31, 2020. During the year ended December 31, 2020, we added an additional 1,494,819 shares and there were 2,587,401 shares available for issuance as of December 31, 2020.
As of December 31, 2020, we had $1.7 million of unrecognized stock-based compensation costs. This cost is expected to be recognized over a weighted average period of 0.3 years.

We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

Years Ended December 31,
	2020	2019

Risk-free interest rate	0.12% - 1.51%	1.5% - 2.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—
Expected volatility	61.0% - 119.2%	45.9% - 54.0%
11. Income Taxes
The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018

United States	$(179,657)	$(324,467)	$(291,574)
Foreign	826	1,634	1,835
Total	$(178,831)	$(322,833)	$(289,739)
 The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018

Current:
Federal	$—	$—	$—
State	21	26	191
Foreign	472	595	1,407
Total current	493	621	1,598
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(237)	12	(61)
Total deferred	(237)	12	(61)
Total provision for income taxes	$256	$633	$1,537

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018

Tax at federal statutory rate	$(37,552)	$(67,795)	$(60,845)
State taxes, net of federal effect	21	26	191
Impact on noncontrolling interest	4,522	4,001	3,725
Non-U.S. tax effect	78	264	960
Nondeductible expenses	908	144	6,796
Stock-based compensation	5,956	6,484	3,892
Loss on debt extinguishment	214	—	—
U.S. tax on foreign earnings (GILTI)	203	221	127
Change in valuation allowance	25,906	57,288	46,691
Provision for income taxes	$256	$633	$1,537
    For the year ended December 31, 2020, we recognized a provision for income taxes of $0.3 million on a pre-tax loss of $178.8 million, for an effective tax rate of (0.1)%. For the year ended December 31, 2019, we recognized a provision for income taxes of $0.6 million on a pre-tax loss of $322.8 million, for an effective tax rate of (0.2)%. For the year ended December 31, 2018, we recognized a provision for income taxes of $1.5 million on a pre-tax loss of $289.7 million, for an effective tax rate of (0.5)%. The effective tax rate for 2020, 2019 and 2018 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
Significant components of our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Tax credits and net operating loss carryforwards	$510,599	$494,084
Lease liabilities	128,151	122,145
Depreciation and amortization	7,541	8,523
Deferred revenue	27,134	6,688
Accruals and reserves	15,068	5,874
Stock-based compensation	35,815	61,808
Other items - deferred tax assets	25,931	24,443
Gross deferred tax assets	750,239	723,565
Valuation allowance	(614,958)	(633,591)
Net deferred tax assets	135,281	89,974
Investment in PPA entities	(10,757)	(13,494)
Debt issuance cost	—	(4,055)
Discount upon issuance of debt	(29,513)	—
Managed services - deferred costs	(21,898)	—
Right-of-use assets and leased assets	(70,818)	(65,978)
Other items - deferred tax liability	(1,413)	(5,803)
Gross deferred tax liabilities	(134,399)	(89,330)
Net deferred tax asset	$882	$644

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
The valuation allowance for deferred tax assets was $615.0 million and $633.6 million as of December 31, 2020 and 2019, respectively. The net change in the total valuation allowance for the years ended December 31, 2020 and 2019 was a decrease of $18.6 million and an increase of $62.3 million, respectively.
At December 31, 2020, we had federal and state net operating loss carryforwards of $1.9 billion and $1.6 billion, respectively, to reduce future taxable income. Of the federal net operating loss carryforwards, $1.7 billion will begin to expire in 2022 and $224.8 million will carryforward indefinitely, while state net operating losses begin to expire in 2028. In addition, we had approximately $23.0 million of federal research credit, $6.6 million of federal investment tax credit, and $14.7 million of state research credit carryforwards. The federal tax credit carryforwards begin to expire in 2022. The state credit carryforwards may be carried forward indefinitely. We have not reflected deferred tax assets for the federal and state research credit carryforwards as the entire amount of the carryforwards represent unrecognized tax benefits.

Internal Revenue Code Section 382 (“Section 382”) limits the use of net operating loss and tax credit carryforwards in certain situations in which changes occur in our capital stock ownership. Any annual limitation may result in the expiration of net operating losses and credits before utilization. If we should have an ownership change, as defined by the tax law, utilization of the net operating loss and credit carryforwards could be significantly reduced. We completed a Section 382 analysis through December 31, 2020. Based on this analysis, Section 382 limitations will not have a material impact on our net operating loss and credit carryforwards related to any ownership changes.
During the year ended December 31, 2020, the amount of uncertain tax positions increased by $3.3 million. We have not recorded any uncertain tax liabilities associated with our tax positions.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Unrecognized tax benefits beginning balance	$34,480	$30,311
Gross decrease for tax positions of prior year	—	(93)
Gross increase for tax positions of prior year	307	615
Gross increase for tax positions of current year	2,966	3,647
Unrecognized tax benefits end balance	$37,753	$34,480
If fully recognized in the future, there would be no impact to the effective tax rate, and $34.7 million would result in adjustments to the valuation allowance. We do not have any tax positions that are expected to significantly increase or decrease within the next 12 months.
Interest and penalties, to the extent there are any, would be included in income tax expense. There were no interest or penalties accrued during or for the years ended December 31, 2020 and 2019.
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
The Tax Cuts and Jobs Act of 2017 ("Tax Act") includes a provision referred to as Global Intangible Low-Taxed Income ("GILTI") which generally imposes a tax on foreign income in excess of a deemed return on tangible assets. Guidance issued by the Financial Accounting Standards Board in January 2018 allows companies to make an accounting policy election to either (i)

account for GILTI as a component of tax expense in the period in which the tax is incurred ("period cost method"), or (ii) account for GILTI in the measurement of deferred taxes ("deferred method"). We elected to account for the tax effects of this provision using the period cost method.
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on our financial results for the year ended December 31, 2020.
Our accumulated undistributed foreign earnings as of December 31, 2020 have been subject to either the deemed one-time mandatory repatriation under the Tax Act or the current year income inclusion under GILTI regime for U.S. tax purposes. If we were to make actual distributions of some or all of these earnings, including earnings accumulated after December 31, 2017, we would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. We have not accrued for these potential U.S. state income tax and foreign withholding taxes because we intend to permanently reinvest our foreign earnings in our international operations. However, any additional income tax associated with the distribution of these earnings would be immaterial.

12. Net Loss per Share Available to Common Stockholders
Net loss per share (basic) available to common stockholders is calculated by dividing net loss available to common stockholders by the weighted-average shares of common stock outstanding for the period. Net loss per share is the same for each class of common stock as they are entitled to the same liquidation and dividend rights. As a result, net loss per share (basic) and net loss per share (diluted) available to common stockholders are the same for both Class A and Class B common stock and are combined for presentation.
Net loss per share (diluted) is computed by using the "if-converted" method when calculating the potentially dilutive effect, if any, of our convertible notes. Net loss per share (diluted) available to common stockholders is then calculated by dividing the resulting adjusted net loss available to common stockholders by the combined weighted-average number of fully diluted common shares outstanding. There were no adjustments to net loss available to common stockholders (diluted). Equally, there were no adjustments to the weighted average number of outstanding shares of common stock (basic) in arriving at the weighted average number of outstanding shares (diluted), as such adjustments would have been antidilutive.
We recognized a deemed dividend of $2.5 million on November 26, 2019 related to our buyout of the tax equity partner’s equity interest in PPA IIIb. The deemed dividend was recorded as a result of the buyout amount exceeding the hypothetical liquidation book value of the tax equity investor's equity interest in PPA IIIb on the date the buyout occurred. This charge impacted net income available to common stockholders and earnings per share in the year ended December 31, 2019.
The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(157,553)	$(304,414)	$(273,540)
Deemed dividend	—	(2,454)	—
Net loss available to Class A and Class B common stockholders	$(157,553)	$(306,868)	$(273,540)
Denominator:
Weighted average shares of common stock, basic and diluted	138,722	115,118	53,268
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(1.14)	$(2.67)	$(5.14)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the years presented as their inclusion would have been antidilutive:

	Years Ended December 31,
	2020	2019	2018

Convertible notes	29,729	27,213	27,230
Stock options and awards	6,109	4,631	4,962
	35,838	31,844	32,192

13. Portfolio Financings
Overview
We have developed three financing options that enable customers' use of the Energy Servers through third-party ownership financing arrangements. One of these financing options requires the customer to pay for each kilowatt-hour produced by the Energy Servers under a PPA through a Portfolio Financing.
In some cases, similar to direct purchases and leases, the standard one-year warranty and performance guaranties are included in the price of the product. The Operating Company also enters into a master services agreement with us following the first year of service to extend the warranty services and guaranties over the term of the PPA. In other cases, the master services agreements including performance warranties and guaranties are billed on a quarterly basis starting in the first quarter following the placed-in-service date of the Energy Server(s) and continuing over the term of the PPA. The first of such arrangements was considered a sales-type lease and the product revenue from that agreement was recognized upfront in the same manner as direct purchase and lease transactions. Substantially all of our subsequent PPAs have been accounted for as operating leases with the related revenue under those agreements recognized ratably over the PPA term as electricity revenue. We recognize the cost of revenue, primarily product costs and maintenance service costs, over the shorter of the estimated useful life of the Energy Server or the term of the PPA.
We and our third-party equity investors (together "Equity Investors") contribute funds into a limited liability investment entity ("Investment Company") that owns and is parent to the Operating Company (together, the "PPA Entities"). These PPA Entities constitute VIEs under U.S. GAAP. We have considered the provisions within the contractual agreements which grant us power to manage and make decisions affecting the operations of these VIEs. We consider that the rights granted to the Equity Investors under the contractual agreements are more protective in nature rather than participating. Therefore, we have determined under the power and benefits criterion of ASC 810, Consolidations that we are the primary beneficiary of these VIEs. As the primary beneficiary of these VIEs, we consolidate in our consolidated financial statements the financial position, results of operations and cash flows of the PPA Entities, and all intercompany balances and transactions between us and the PPA Entities are eliminated in the consolidated financial statements.
In accordance with our Portfolio Financings, the Operating Company acquires Energy Servers from us for cash payments that are made on a similar schedule as if the Operating Company were a customer purchasing an Energy Server from us outright. In the consolidated financial statements, the sale of Energy Servers by us to the Operating Company are treated as intercompany transactions and as a result eliminated in consolidation. The acquisition of Energy Servers by the Operating Company is accounted for as a non-cash reclassification from inventory to Energy Servers within property, plant and equipment, net on our consolidated balance sheets. In arrangements qualifying for sales-type leases, we reduce these recorded assets by amounts received from U.S. Treasury Department cash grants and from similar state incentive rebates.
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
We have established six different PPA Entities to date. The contributed funds are restricted for use by the Operating Company to the purchase of our Energy Servers manufactured by us in our normal course of operations. All six PPA Entities utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies is non-recourse to us. Under these structures, each Investment Company is treated as a partnership for U.S. federal income tax purposes. Equity Investors receive investment tax credits and accelerated tax depreciation benefits. In 2016, we purchased the tax equity investor’s interest in PPA I, which resulted in a change in our ownership interest in PPA I while we continued to hold the controlling financial interest in this company. In 2019, we bought out the then-existing tax equity investors' interest in the PPA II Investment Company, and admitted two new equity investors as a member of the PPA II Operating Company, retaining only a minor equity interest in the Operating Company. One of the new equity investors became the managing member, and as a result we determined that we no longer retained a controlling interest in the Operating Company in PPA II and therefore, the Operating Company was no longer consolidated as a VIE into our consolidated financial statements. In 2019, we also entered into a PPA IIIb upgrade of Energy Servers transaction where we bought out the equity interest of the third-party investor, decommissioned the Energy Servers in the Operating Company and sold new Energy Servers deployed at customer sites through our managed services financing option. The PPA IIIb Investment Company and Operating Company became wholly-owned by us but no longer met the definition of a VIE. We therefore continue to consolidate PPA IIIb in our consolidated financial statements.

PPA Entities' Activities Summary
The table below shows the details of the three Investment Company VIEs that were active during the year ended December 31, 2020 and their cumulative activities from inception to the years indicated (dollars in thousands):

	PPA IIIa	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	10	21	40
Installed size (in megawatts)	10	19	37
Term of power purchase agreements (in years)	15	15	15
First system installed	Feb-13	Sep-14	Jun-15
Last system installed	Jun-14	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	90%	99%
Cash allocation to Equity Investor	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%	No flip	No flip
Equity Investor [1]	US Bank	Exelon Corporation	Exelon Corporation
Put option date [2]	1st anniversary of flip point	N/A	N/A
Company cash contributions	$32,223	$11,669	$27,932
Company non-cash contributions [3]	$8,655	$—	$—
Equity Investor cash contributions	$36,967	$84,782	$227,344
Debt financing	$44,968	$99,000	$131,237
Activity as of December 31, 2020:
Distributions to Equity Investor	$4,847	$8,852	$24,809
Debt repayment—principal	$10,513	$21,163	$16,475
Activity as of December 31, 2019:
Distributions to Equity Investor	$4,803	$6,692	$70,591
Debt repayment—principal	$6,631	$18,012	$9,453
Activity as of December 31, 2018:
Distributions to Equity Investor	$4,063	$4,568	$66,745
Debt repayment—principal	$4,431	$15,543	$5,780

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

The noncontrolling interests in PPA IIIa are redeemable as a result of the put option held by the Equity Investors as of December 31, 2020 and 2019. At December 31, 2020 and 2019, the carrying value of redeemable noncontrolling interests of $0.4 million and $0.4 million, respectively, exceeded the maximum redemption value.

PPA Entities’ Aggregate Assets and Liabilities
Generally, the assets of an Operating Company owned by an Investment Company can be used to settle only the Operating Company obligations, and the Operating Company creditors do not have recourse to us. The following are the aggregate carrying values of our VIEs' assets and liabilities in our consolidated balance sheets, after eliminations of intercompany transactions and balances, including each of the PPA Entities in the PPA IIIa transaction, the PPA IV transaction, and the PPA V transaction (in thousands):

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$1,421	$1,894
Restricted cash	4,698	2,244
Accounts receivable	4,420	4,194
Customer financing receivable	5,428	5,108
Prepaid expenses and other current assets	3,048	3,587
Total current assets	19,015	17,027
Property and equipment, net	252,020	275,481
Customer financing receivable, non-current	45,268	50,747
Restricted cash	15,320	15,045
Other long-term assets	37	607
Total assets	$331,660	$358,907
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$19,510	$1,391
Deferred revenue and customer deposits	662	662
Current portion of debt	120,846	12,155
Total current liabilities	141,018	14,208
Derivative liabilities	—	8,459
Deferred revenue	6,072	6,735
Long-term portion of debt	102,045	223,267
Other long-term liabilities	—	2,355
Total liabilities	$249,135	$255,024
As of January 1, 2020, the flip date, we are the majority owner shareholder in PPA IIIa receiving 95% of all cash distributions and profits and losses. In addition, we consolidated each PPA Entity as VIEs in the PPA IV transaction and PPA V transaction, as we remain the minority shareholder in each of these transactions but have determined that we are the primary beneficiary of these VIEs. These PPA Entities contain debt that is non-recourse to us and own Energy Server assets for which we do not have title.

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The table provides our stand-alone assets and liabilities, those of the PPA Entities combined, and our consolidated balances as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Bloom Energy	PPA Entities	Consolidated	Bloom Energy	PPA Entities	Consolidated

Assets
Current assets	$599,589	$19,015	$618,604	$455,680	$17,027	$472,707
Long-term assets	523,138	312,645	835,783	508,004	341,880	849,884
Total assets	$1,122,727	$331,660	$1,454,387	$963,684	$358,907	$1,322,591
Liabilities
Current liabilities	$295,359	$20,172	$315,531	$234,328	$2,053	$236,381
Current portion of debt	—	120,846	120,846	325,428	12,155	337,583
Long-term liabilities	600,489	6,072	606,561	599,709	17,549	617,258
Long-term portion of debt	168,008	102,045	270,053	75,962	223,267	299,229
Total liabilities	$1,063,856	$249,135	$1,312,991	$1,235,427	$255,024	$1,490,451

14. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of December 31, 2020 and 2019, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Portfolio Financings - Under the terms of the PPA I transaction, customers agree to purchase power from our Energy Servers at negotiated rates, generally for periods of up to 15 years. We are responsible for all operating costs necessary to maintain, monitor and repair the Energy Servers, including the fuel necessary to operate the systems under certain PPAs. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures. For additional information, see Note 13 - Portfolio Financings.
We guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the consolidated statements of operations. We paid $7.4 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively.
Letters of Credit - In June 2015, PPA V entered into a $131.2 million credit agreement to fund the purchase and installation of our Energy Servers. The lenders have commitments to a Letter of Credit ("LC") facility with the aggregate principal amount of $6.2 million. The LC facility is to fund the debt service reserve account. The amount reserved under the LC as of December 31, 2020 was $5.2 million.
In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized LC for this purpose. As of December 31, 2020, the balance of this cash-collateralized LC was $108.7 million, of which $20.3 million and $88.4 million is recognized as short-term and long-term restricted cash, respectively.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full-time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of December 31, 2020, we had 424 full time workers in Delaware and paid $152.2 million in cumulative compensation. As of December 31, 2019, we had 323 full time workers in Delaware and paid $120.1 million in cumulative compensation. We have so far received $12.0 million of the grant, which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, up to $2.0 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. We repaid $1.5 million of the grant in 2017, and no additional amounts have been repaid since then. As of December 31, 2020, we have recorded $1.3 million in current liabilities and $9.2 million in other long-term liabilities for potential future repayments of this grant.
Investment Tax Credits - Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed of or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives. Energy Servers are purchased by the PPA Entities, other financial sponsors, or customers and, therefore, these parties bear the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future although in certain limited circumstances we do provide indemnification for such risk.
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
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a statement of claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (the
“Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a second amended statement of claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our answering statement and affirmative defenses. On September 27, 2019, we filed a motion to dismiss the statement of claim. On March 24, 2020, the Tribunal denied our motion to dismiss in part, and ordered that claimant’s relief is limited to rescission of the Confidential Agreement or remedies consistent with rescission, and not expectation damages. On September 14, 2020, the Tribunal issued an interim order dismissing the Claimant’s remaining claims and requesting further briefing on the issue of prevailing party. On November 10, 2020, the Tribunal issued an order declaring Bloom the prevailing party and requesting a motion for award of attorney’s fees. We are waiting for the final order on the award of attorney fees.
On July 30, 2020, claimants notified us that they intend to file a complaint in the Northern District of California seeking to stay the arbitration, and disqualify the arbitration panel on procedural grounds. We believe claimants have no basis to bring this complaint and that doing so will breach the Confidential Agreement. Claimants have not yet filed such complaint.
In June 2019, Messrs. Daubenspeck and Badger filed a complaint against our Chief Executive Officer ("CEO") and our former Chief Financial Officer ("CFO") in the United States District Court for the Northern District of Illinois asserting nearly identical claims as those in the pending arbitration discussed above. The lawsuit was stayed pending the outcome of the arbitration. Once the arbitration was dismissed, on October 2, 2020, plaintiffs filed a motion to lift the stay and on October 20, 2020, over our objection, the motion was granted. We intend to file a motion to dismiss once we have received the final order from the arbitration regarding attorney’s fees. We believe the complaint to be without merit and that the issues were previously tried and dismissed in the arbitration. We are unable to estimate any range of reasonably possible losses.
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our July 25, 2018 IPO alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with our IPO. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs' consolidated amended complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. We believe the complaint to be without merit and we intend to defend this action vigorously. Given that the case is still in its early stages, we are unable to estimate any range of reasonably possible losses.
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with our IPO. On September 3, 2019, James Hunt was appointed as lead plaintiff and Levi & Korsinsky was appointed as plaintiff’s counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in our initial public offering, claims under Sections 10b and 20a of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and extending the class period to September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint adding claims under the Securities Act. The second amended complaint also adds allegations pertaining to the restatement and, as to claims under the Exchange Act, extends the class period through February 12, 2020. On July 1, 2020, we filed a motion to dismiss the second amended complaint and are waiting for a ruling on that motion. We believe the complaint to be without merit and we intend to defend this action vigorously. Because this action is in the early stages, we are unable to predict the outcome of this litigation at this time and accordingly are not able to estimate any range of reasonably possible losses.
In September 2019, we received a books and records demand from purported stockholder Dennis Jacob (“Jacob Demand”). The Jacob Demand cites allegations from the September 17, 2019 report prepared by admitted short seller Hindenburg Research. In November 2019, we received a substantially similar books and records demand from the same law firm on behalf of purported stockholder Michael Bolouri (“Bolouri Demand” and, together with the Jacob Demand, the “Demands”). On January 13, 2020, Messrs. Jacob and Bolouri filed a complaint in the Delaware Court of Chancery to enforce the Demands in the matter styled Jacob, et al. v. Bloom Energy Corp., C.A. No. 2020-0023-JRS. On March 9, 2020, Messrs. Jacob and Bolouri filed an amended complaint in the Delaware Court of Chancery to add allegations regarding the restatement. The court held a one-day trial on December 7, 2020. On February 25, 2021, the Delaware Court of Chancery issued a decision rejecting the Bolouri Demand but granting in part the Jacob Demand allowing limited access to certain books and records pertaining to the allegations made in the Hindenburg Research Report. We are unable to estimate any range of reasonably possible losses.
In March 2020, Francisco Sanchez filed a class action complaint in Santa Clara County Superior Court against us ~~a~~lleging certain wage and hour violations under the California Labor Code and Industrial Welfare Commission Wage Orders and that we engaged in unfair business practices under the California Business and Professions Code, and in July 2020 he amended his complaint to add claims under the California Labor Code Private Attorneys General Act. On November 30, 2020, we filed a motion to compel arbitration and the motion was to be heard on March 5, 2021. On February 24, 2021, Mr.Sanchez dismissed the individual and class action claims without prejudice, leaving one cause of action for enforcement of the Private Attorney Generals Act . Given that the case is still in its early stages, we are unable to estimate any range of reasonably possible losses.
On April 2, 2020, we agreed with the U.S. Environmental Protection Agency ("EPA") on the terms of a Consent Agreement and Final Order. On May 12, 2020, an Administrative Law Judge of the Environmental Appeals Board of the EPA ratified the Consent Agreement between EPA and us, which was incorporated by reference into a Final Order to resolve EPA Docket No. RCRA-HQ-2020-501. Under the Consent Agreement, we paid a civil penalty of approximately $0.2 million and submitted to an audit for the time period from September 2015 to December 2019. Shipments of its desulfurization units made during that time period utilizing the Manufacturing Process Unit ("MPU") exemption will be subject to a penalty based on per ship penalty amounts agreed to with the EPA. We utilized the MPU until November of 2016 and $1.2 million was accrued during the first quarter of 2020. The audit was completed during the fourth quarter of 2020 and the penalty for shipments made was approximately $1.2 million. The EPA accepted the audited amount and payment was made by us during the fourth quarter of 2020. The matter is now closed.
15. Segment Information
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

16. Related Party Transactions
Our operations include the following related party transactions (in thousands):

	Years Ended December 31,
	2020	2019	2018

Total revenue from related parties	$7,562	$228,100	$32,381
Interest expense to related parties	2,513	6,756	8,893
Consulting expenses to related parties [1] (included in general and administrative expense)	—	—	125
1As of July 2019, we no longer have a consultant considered to be a related party.
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. For the years ended December 31, 2020 and 2019, we recognized related party total revenue of $3.4 million and $4.2 million, respectively. Accounts receivable from this joint venture was $2.4 million as of December 31, 2020 and 2019.

SK Engineering & Construction Co., Ltd Joint Venture
In September 2019, we entered into a joint venture agreement with SK E&C to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us and is accounted for as a consolidated subsidiary. For the year ended December 31, 2020, we recognized related party total revenue of $4.2 million and we had no outstanding accounts receivable from this joint venture as of December 31, 2020.
Debt to Related Parties
We had no debt or convertible notes from investors considered to be related parties as of December 31, 2020.
The following is a summary of our debt and convertible notes from investors considered to be related parties as of December 31, 2019 (in thousands):

	Unpaid Principal Balance	Net Carrying Value
		Current	Long- Term	Total

Recourse debt from related parties:
10% Convertible Promissory Notes due December 2021 from related parties	$20,801	$20,801	$—	$20,801
Non-recourse debt from related parties:
7.5% Term Loan due September 2028 from related parties	38,337	3,882	31,088	34,970
Total debt from related parties	$59,138	$24,683	$31,088	$55,771
In November 2019, one related-party note holder exchanged $6.9 million of their 10% Convertible Notes at the conversion price of $11.25 per share into 616,302 shares of Class A common stock. On March 31, 2020, we issued $30.0 million of new 10% Convertible Notes to two related-party note holders. In May 2020, the 7.5% term loan note holder ceased to be considered a related party. We repaid $2.1 million and $2.2 million of the non-recourse 7.5% term loan principal balance in the year ended December 31, 2020 and 2019, respectively, and we paid $0.7 million and $3.0 million of interest in the year ended December 31, 2020 and 2019, respectively. In August 2020, NEA, Foris Ventures, LLC, and KPCB converted their notes of $33.9 million, $10.0 million and $6.9 million, plus accrued and unpaid interest into 4.2 million, 1.3 million and 0.9 million shares of Class B common stock respectively. All of the noteholders subsequently converted their shares into Class A common stock during August and September 2020. The unamortized premium of $2.3 million was reclassified to additional paid in capital. See Note 7 - Outstanding Loans and Security Agreements for additional information on our debt facilities.

17. Leases
Facilities, Office Buildings, and Vehicles
We lease most of our facilities, office buildings and vehicles under operating leases that expire at various dates through July 2029. We lease various manufacturing facilities in Sunnyvale, Fremont, and Mountain View, California. Our lease for our Sunnyvale manufacturing facilities was entered into in April 2005 and expired in December 2020. In January 2021, we extended this lease to December 2023. In June 2020, we signed a lease in Fremont that will expire in 2027 to replace the manufacturing facility in Sunnyvale. Our current lease for our manufacturing facilities at Mountain View was entered into in December 2011, and expired in December 2019, but it extended on a month-to-month basis. The existing plants together comprise approximately 370,601 square feet of space. We lease additional office space as field offices in the United States and around the world including in India, the Republic of Korea, China, and Taiwan.

Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. During the year ended December 31, 2020, rent expense for all occupied facilities was $9.9 million. During the years ended December 31, 2019 and 2018, prior to our adoption of ASC 842, rent expense for all occupied facilities was $7.8 million and $6.3 million, respectively.

At inception of the contract, we assess whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by us. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (financing lease) or not (operating lease). Our operating leases are comprised primarily of leases for facilities, office buildings, and vehicles, and our financing leases are comprised primarily of vehicles.

Our leases have remaining lease terms ranging from less than 1 year to 9 years, some of which include options to extend the leases. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.

Lease liabilities are measured at the lease commencement date as the present value of future lease payments. Lease right-of-use assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future lease payments, the discount rate for the lease is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its incremental borrowing rate. In computing our lease liabilities, we use the incremental borrowing rate based on the information available on the commencement date using an estimate of company-specific rate in the United States on a collateralized basis and consistent with the lease term for each lease. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.

Operating and financing lease right-of-use assets and lease liabilities for facilities, office buildings, and vehicles as of December 31, 2020 were as follows (in thousands):

December 31, 2020
Assets:
Operating lease right-of-use assets, net [1,2]	$35,621
Financing lease right-of-use assets, net [3,4]	334
Total	$35,955

Liabilities:
Current:
Operating lease liabilities	$7,899
Financing lease liabilities [5]	74
Total current lease liabilities	7,973

Non-current:
Operating lease liabilities	41,849
Financing lease liabilities [6]	267
Total non-current lease liabilities	42,116

Total lease liabilities	$50,089
1 At December 31, 2020, these assets primarily include leases for facilities, office buildings, and vehicles.
2 Net of accumulated amortization.
3 At December 31, 2020, these assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net, in the consolidated balance sheets, net of accumulated amortization.
5 Included in accrued expenses and other current liabilities in the consolidated balance sheets.
6 Included in other long-term liabilities in the consolidated balance sheets.

The components of our facilities, office buildings, and vehicles' lease costs for the year ended December 31, 2020 were as follows (in thousands):

December 31, 2020
Operating lease costs	$9,804
Financing lease costs:
Amortization of financing lease right-of-use assets	51
Interest expense for financing lease liabilities	16
Total financing lease costs	67

Short-term lease costs	613

Total lease costs	$10,484

Weighted average remaining lease terms and discount rates for our facilities, office buildings, and vehicles as of December 31, 2020 were as follows:

December 31, 2020
Remaining lease term (years):
Operating leases	6.7 years
Finance leases	4.2 years

Discount rate:
Operating leases	8.7%
Finance leases	7.0%

Future lease payments under lease agreements for our facilities, office buildings, and vehicles as of December 31, 2020, were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$11,388	$95
2022	8,211	95
2023	8,292	90
2024	8,472	84
2025	8,330	28
Thereafter	19,863	—
Total minimum lease payments	64,556	392
Less: amounts representing interest or imputed interest	(14,808)	(51)
Present value of lease liabilities	$49,748	$341

As of December 31, 2020, we had additional operating leases related to facilities that will commence during 2021 with future lease payments of $5.2 million. These operating leases will commence in fiscal year 2021 with lease terms of up to 3 years.

Prior to adoption of ASC 842, at December 31, 2019, future minimum lease payments under operating leases were as follows (in thousands):

Operating Leases
2020	$7,250
2021	5,495
2022	4,168
2023	4,230
2024	4,357
Thereafter	17,913
Total lease payments	$43,413
Managed Services and Portfolio Financings Through PPA Entities
As described above under Accounting Guidance Implemented in 2020, certain of our customers enter into Managed Services or Portfolio Financings through a PPA Entity to finance their lease of Bloom Energy Servers. Prior to the adoption of ASC 842, such arrangements with customers that qualified as leases were classified as either sales-type leases or operating leases. For all pre-existing Managed Services arrangements or Portfolio Financings through PPA Entities, we have carried over the accounting classifications for those transactions and continue to account for such transactions as either sales-type leases or operating leases under ASC 842. Customer arrangements under Managed Services and Portfolio Financings through PPA Entities do not contain a lease under ASC 842 and are accounted for under ASC 606 as revenue arrangements.
Lease agreements under our Managed Services arrangements and Portfolio Financings through PPA Entities include non-cancellable lease terms, during which terms the majority of our investment in Energy Servers under lease are typically recovered. The Company mitigates remaining residual value risk of its Energy Servers through its provision of maintenance on the Energy Servers during the lease term and through insurance whose proceeds are payable in the event of theft, loss, damage, or destruction.

Managed Services Financings - Our Managed Services arrangements with financiers are accounted for as financing transactions. Payments received from the financier are recognized as financing obligations in our consolidated balance sheets. These financing obligations are included in each agreements' contract value and are recognized as short-term or long-term liabilities based on the estimated payment dates. The lease agreements expire on various dates through 2034 and there was no recorded rent expense for the year ended December 31, 2020.
At December 31, 2020, future lease payments under the Managed Services financing obligations and the sublease payments from the customers under the related operating leases were as follows (in thousands):

	Financing Obligations	Sublease Payments[1]
2021	$40,589	$(40,589)
2022	41,584	(41,584)
2023	42,526	(42,526)
2024	40,429	(40,429)
2025	39,379	(39,379)
Thereafter	87,623	(87,623)
Total lease payments	292,130	$(292,130)
Less: imputed interest	(172,860)
Total lease obligations	119,270
Less: current obligations	(12,745)
Long-term lease obligations	$106,525
1 Sublease Payments primarily represents the fees received by the bank from our customer for the electricity generated by our Energy Servers leased under our Managed Services and other similar arrangements, which also pay down our financing obligation to the bank.

The long-term financing obligations, as reflected in our Consolidated Balance Sheets, were $460.0 million and $446.2 million as of December 31, 2020 and 2019, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.
Portfolio Financings through PPA Entities - Customer arrangements entered into prior to January 1, 2020 under Portfolio Financing arrangements through a PPA Entity that qualified as leases are accounted for as either sales-type leases or operating leases. We have not entered into any new PPAs with customers under such arrangements during 2020.
The components of our aggregate net investment in sales-type leases under our Portfolio Financings through PPA entities consisted of the following (in thousands):

December 31, 2020
Lease payment receivables, net[1]	$49,806
Estimated residual value of leased assets (unguaranteed)	890
Net investment in sales-type leases	50,696
Less: current portion	(5,428)
Non-current portion of net investment in sales-type leases	$45,268
1 Net of current estimated credit losses of approximately $0.1 million as of December 31, 2020.
As of December 31, 2020, the future scheduled customer payments from sales-type leases were as follows (in thousands):

Future minimum lease payments
2021	$5,796
2022	6,110
2023	6,435
2024	6,797
2025	7,125
Thereafter	19,176
Total undiscounted cash flows	51,439
Less: imputed interest	(1,582)
Present value of lease payments[1]	$49,857

[1] Amount comprises a current and long-term portion of lease receivables of $5.4 million and $44.4 million, respectively, after giving effect to a $0.1 million current expected credit loss reserve on the long-term portion, which is reflected as a component of the net investment in sales-type leases presented in our statement of financial position as customer financing receivables.

As of December 31, 2019, the components of investment in sales-type financing leases consisted of the following (in thousands):

December 31,
2019
Total minimum lease payments to be received	$76,886
Less: Amounts representing estimated executory costs	(19,931)
Net present value of minimum lease payments to be received	56,955
Estimated residual value of leased assets	890
Less: Unearned income	(1,990)
Net investment in sales-type financing leases	55,855
Less: Current portion	(5,108)
Non-current portion of net investment in sales-type leases	$50,747
As of December 31, 2019, the future scheduled customer payments from sales-type financing leases were as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Future minimum lease payments, less interest	$5,108	$5,428	$5,784	$6,155	$6,567	$25,923

Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA Entities as of December 31, 2020, were as follows (in thousands):

Operating Leases
2021	$43,176
2022	44,258
2023	45,345
2024	46,590
2025	47,612
Thereafter	264,207
Total lease payments	$491,188

18. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these consolidated financial statements that would require adjustment to our disclosure in the consolidated financial statements as presented.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective.
Remediation of Previously Disclosed Material Weakness
In Part II, Item 9A, Controls and Procedures of our Annual report on Form 10-K for the year ended December 31, 2019, we disclosed a material weakness whereby we did not design and maintain an effective control environment with a sufficient complement of resources with an appropriate level of accounting knowledge, expertise and training to evaluate the accounting implications of complex or non-routine transactions commensurate with our financial reporting requirements.
During the year ended December 31, 2020, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weakness identified and previously disclosed. We completed these remediation measures in the quarter ended December 31, 2020, including testing of the design and concluding on the effectiveness of all impacted controls.
The remediation measures included implementing, under the direction of our Chief Financial Officer, enhanced review procedures and documentation standards to monitor and review all complex and non-routine transactions. Our management took further action by completing a robust review of all internal controls to strengthen documentation, validate processes and communicate accountability for performance of internal control responsibilities. Further, we engaged outside service providers to assist in evaluating and documenting our complex and non-routine routine transactions.
Management has determined, through testing of our internal controls, that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weakness has been remediated as of December 31, 2020.
Inherent Limitations on Effectiveness of Internal Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.
Changes in Internal Control over Financial Reporting
Other than the remediation of the previously disclosed material weakness as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consoldiated financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2020 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

ITEM 9B - OTHER INFORMATION
None.

Part III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020.

Part IV

sITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

See the following Index to Exhibits.

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2	Amended and Restated Bylaws, effective November 5, 2020	8-K	001-38598	3.2	11/12/2020
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-225571	4.1	7/9/2018
4.2	Indenture by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of December 15, 2015	S-1	333-225571	4.4	6/12/2018
4.3	Form of 5% Convertible Senior Secured PIK Note due 2020 (included in Exhibit 4.2 hereto)	S-1	333-225571	4.4	6/12/2018
4.4	Security Agreement by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as collateral agent, dated as of December 15, 2015	S-1	333-225571	4.6	6/12/2018
4.5	Plain English Warrant Agreement by and between Triplepoint Capital LLC, a Delaware limited liability company, and the Registrant, dated December 31, 2010	S-1	333-225571	4.9	6/12/2018
4.6	Amended and Restated Plain English Warrant Agreement by and between Triplepoint Capital LLC, a Delaware limited liability company, and the Registrant, dated December 15, 2011	S-1	333-225571	4.10	6/12/2018
4.7	Agreement and Warrant to Purchase Series F Preferred Stock by and between PE12GVVC (US Direct) Ltd. and the Registrant, dated July 1, 2014	S-1	333-225571	4.11	6/12/2018
4.8	Agreement and Warrant to Purchase Series F Preferred Stock by and between PE12PXVC (US Direct) Ltd. and the Registrant, dated July 1, 2014	S-1	333-225571	4.12	6/12/2018

4.9	Warrant to Purchase Preferred Stock by and between Atel Ventures, Inc., in its capacity as Trustee for its assignee affiliated funds, and the Registrant, dated December 31, 2012	S-1	333-225571	4.13	6/12/2018
4.10	Plain English Warrant Agreement by and between Triplepoint Capital LLC, a Delaware limited liability company, and the Registrant, dated September 27, 2012	S-1	333-225571	4.14	6/12/2018
4.12	First Supplemental Indenture by and among Registrant, certain guarantor party thereto and U.S. Bank National Association, as trustee, dated as of September 20, 2016	S-1	333-225571	4.19	6/12/2018
4.13	Indenture by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of June 29, 2017	S-1	333-225571	4.20	6/12/2018
4.14	Form of 10% Senior Secured Note due 2024 (included in Exhibit 4.13 hereto)	S-1	333-225571	4.20	6/12/2018
4.15	Security Agreement by and among the Registrant, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, dated as of June 29, 2017	S-1	333-225571	4.22	6/12/2018
4.16	Second Supplemental Indenture, Omnibus Amendment to Notes and Limited Waiver by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of June 29, 2017	S-1	333-225571	4.24	6/12/2018
4.17	Third Supplemental Indenture and Omnibus Amendment to Notes by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of January 18, 2018	S-1	333-225571	4.25	6/12/2018
4.18	Form of Holder Voting Agreement, between KR Sridhar and certain parties thereto	S-1/A	333-225571	4.26	7/9/2018
4.19	Amended and Restated Subordinated Secured Convertible Promissory Note by and between the Registrant and Constellation NewEnergy, Inc., dated as of January 18, 2018	S-1	333-225571	4.28	6/12/2018
4.20	Description of Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				Filed herewith
4.21	Amended and Restated Indenture by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as trustee, dated as of April 20, 2020	10-Q	001-38598	4.1	5/11/2020
4.22	Form of 10% Convertible Senior Secured Note due 2021	10-Q	001-38598	4.2	5/11/2020
4.23	Third Amendment to Security Agreement by and among the Registrant, certain guarantors party thereto and U.S. Bank National Association, as collateral agent, dated as of April 20, 2020	10-Q	001-38598	4.3	5/11/2020
4.24	Form of Indenture for Senior Secured Notes due 2027	10-Q	001-38598	4.4	5/11/2020
4.25	Form of 10.25% Senior Secured Notes due 2027	10-Q	001-38598	4.5	5/11/2020
4.26	Form of Security Agreement for Senior Secured Notes due 2027	10-Q	001-38598	4.6	5/11/2020
4.27	Amended and Restated Subordinated Secured Convertible Note Modification Agreement by and between the Registrant and Constellation NewEnergy, Inc., dated as of March 31, 2020	10-Q	001-38598	4.7	5/11/2020

4.28		Indenture, dated as of August 11, 2020, between Bloom Energy Corporation and U.S. Bank National Association, as trustee	8-K	001-38598	4.1	8/11/2020
4.29		Form of certificate representing the 2.50% Green Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.28 hereto)	8-K	001-38598	4.2	8/11/2020
10.1	^	2002 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.2	6/12/2018
10.2	^	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.3	6/12/2018
10.3	^	2018 Equity Incentive Plan and form of agreements used thereunder	S-1/A	333-225571	10.4	7/9/2018
10.4	^	2018 Employee Stock Purchase Plan and form of agreements used thereunder	S-1/A	333-225571	10.5	7/9/2018
10.5		Lease, dated as of December 23, 2020, between Google LLC and Registrant				Filed herewith
10.6		Ground Lease by and between 1743 Holdings, LLC and the Registrant dated as of March 2012	S-1	333-225571	10.8	6/12/2018
10.07		Net Lease Agreement, dated as of April 4, 2018, by and between the Registrant and 237 North First Street Holdings, LLC	S-1	333-225571	10.29	6/12/2018
10.08	^	Consulting Agreement between the Registrant and Colin L. Powell, dated as of January 29, 2009	S-1	333-225571	10.31	6/12/2018
10.09	^	Amendment to Consulting Agreement between the Registrant and Colin L. Powell, dated as of July 31, 2019	10-K	001-38598	10.14	3/31/2020
10.10		Grant Agreement by and between the Delaware Economic Development Authority and the Registrant, dated March 1, 2012	S-1	333-225571	99.1	6/12/2018
10.11	^	Form of Indemnification Agreement	10-Q	001-38598	10.1	9/7/2018
10.12	^	Form of Offer Letter	10-K	001-38598	10.27	3/22/2019
10.13	†	Preferred Distributor Agreement by and between Registrant and SK Engineering & Construction Co., Ltd dated November 14, 2018	10-K	001-38598	10.28	3/22/2019
10.14	†	Third Amended and Restated Purchase, Use and Maintenance Agreement between Registrant and 2016 ESA Project Company, LLC, dated as of September 26, 2018	10-K	001-38598	10.29	3/22/2019
10.15		Amendment No. 1 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of September 28, 2018	10-K	001-38598	10.30	3/22/2019
10.16		Amendment No. 2 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of December 19, 2018	10-K	001-38598	10.31	3/22/2019
10.17	x	Equity Capital Contribution Agreement between the Company, SP Diamond State Class B Holdings, LLC, Diamond State Generation Partners, LLC, and Diamond State Generation Holdings, LLC, dated June 14, 2019	10-Q	001-38598	10.1	8/14/2019
10.18	x	Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Partners LLC dated June 14, 2019	10-Q	001-38598	10.2	8/14/2019
10.19	x	Fuel Cell System Supply and Installation Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.3	8/14/2019

10.20	x	Amended and Restated Master Operations and Maintenance Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.4	8/14/2019
10.21	x	Repurchase Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.5	8/14/2019
10.22	x	Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Holdings, LLC dated June 14, 2019	10-Q	001-38598	10.6	8/14/2019
10.23	x	Annex 1 (Definitions) to Equity Capital Contribution Agreement (Ex 10.1) and Limited Liability Agreements (Exs. 10.2 and 10.6)	10-Q	001-38598	10.7	8/14/2019
10.24	x	Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019	10-Q	001-38598	10.8	8/14/2019
10.25	x	Annexes to Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019	10-Q	001-38598	10.9	8/14/2019
10.26	^	Bloom Energy Corporation 2021 Deferred Compensation Plan				Filed herewith
10.27	x	Fourth Amended and Restated Limited Liability Company Agreement of Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.32	3/31/2020
10.28	x	Fuel Cell System Supply and Installation Agreement between Bloom Energy Corporation and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.33	3/31/2020
10.29	x	Second Amended and Restated Administrative Services Agreement by and between Bloom Energy Corporation and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.34	3/31/2020
10.30	x	Equity Capital Contribution Agreement with respect to Diamond State Generation Partners, LLC by and among Bloom Energy Corporation, Diamond State Generation Holdings, LLC, SP Diamond State Class B Holdings LLC, Assured Guaranty Municipal Corp. and Diamond State Generation Partners LLC, dated as of December 23, 2019	10-K	001-38598	10.35	3/31/2020
10.31	x	Second Amended and Restated Master Operations and Maintenance Agreement between Bloom Energy Corporation as Operator and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.36	3/31/2020
10.32		First Amendment to Repurchase Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-K	001-38598	10.37	3/31/2020
10.33	^	Offer Letter between the Company and Chris White, dated April 16, 2019	10-K	001-38598	10.38	3/31/2020
10.34	^	Change of Control and Severance Agreement between the Company and Chris White dated April 16, 2019	10-K	001-38598	10.39	3/31/2020
10.35	^	Offer Letter between the Company and Hari Pillai dated December 3, 2018.	10-K	001-38598	10.40	3/31/2020
10.36	^	Change of Control and Severance Agreement between the Company and Hari Pillai dated December 3, 2018.	10-K	001-38598	10.41	3/31/2020
10.37	^	Offer Letter between the Company and Gregory Cameron, dated March 20, 2020	8-K	001-38598	10.1	4/2/2020

10.38		Convertible Note Purchase Agreement among the Registrant, Rye Creek, LLC, and the purchasers listed therein, dated as of March 31, 2020	10-Q	001-38598	10.1	5/11/20
10.39		Support Agreement among KR Sridhar and the investors named therein, dated as of March 31, 2020	10-Q	001-38598	10.2	5/11/20
10.40		Note Purchase Agreement among the Registrant, the guarantor named therein, and the purchasers listed therein, dated as of March 30, 2020	10-Q	001-38598	10.3	5/11/20
10.41		Amendment Support Agreement by and among the Registrant and the investors named therein, dated as of March 31, 2020	10-Q	001-38598	10.4	5/11/20
10.42		Lease Agreement, dated as of June 10, 2020, by and between the Registrant and DPIF2 CA 20 Christy Street, LLC	10-Q/A	001-38598	10.1	8/5/2020
10.43	x	Amended and Restated Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 30, 2020	10-Q/A	001-38598	10.2	8/5/2020
10.44	†	Preferred Distributor Agreement by and between Registrant and SK D&D Co., Ltd dated January 30, 2019				Filed herewith
10.45	^	Letter Agreement between the Registrant and Randy Furr dated March 31, 2020				Filed herewith
16.1		Letter dated September 4, 2020 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission	8-K	001-38598	16.1	9/4/2020
21.1		List of Subsidiaries				Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP				Filed herewith
23.2		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP				Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Confidential treatment requested with respect to portions of this exhibit.
x	Portions of this exhibit are redacted as permitted under Regulation S-K, Rule 601.

ITEM 16 - FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	February 26, 2021	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 26, 2021	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints KR Sridhar and Gregory Cameron, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 26, 2021	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 26, 2021	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 26, 2021	/s/ Michael Boskin
Michael Boskin
Director

Date:	February 26, 2021	/s/ Mary K. Bush
Mary K. Bush
Director

Date:	February 26, 2021	/s/ John T. Chambers
John T. Chambers
Director

Date:	February 26, 2021	/s/ L. John Doerr
L. John Doerr
Director

Date:	February 26, 2021	/s/ Jeffrey Immelt
Jeffrey Immelt
Director

Date:	February 26, 2021	/s/ Colin L. Powell
Colin L. Powell
Director

Date:	February 26, 2021	/s/ Scott Sandell
Scott Sandell
Director

Date:	February 26, 2021	/s/ Eddy Zervigon
Eddy Zervigon
Director