Form 10-Q
period 2021-03-31
Bloom Energy Corp
filed 2021-05-06
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2021
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
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of April 29, 2021 was as follows:
Class A Common Stock, $0.0001 par value 144,617,101 shares
Class B Common Stock, $0.0001 par value 27,772,758 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2021

Unless the context otherwise requires, the terms "we," "us," "our," and "Bloom Energy," each refer to Bloom Energy Corporation and all of its subsidiaries.

Table of Contents
Index to Financial Statements
Part I
ITEM 1 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents[1]	$180,719	$246,947
Restricted cash[1]	54,865	52,470
Accounts receivable[1]	108,328	99,513
Inventories	153,172	142,059
Deferred cost of revenue	55,064	41,469
Customer financing receivable[1]	5,515	5,428
Prepaid expenses and other current assets[1]	26,809	30,718
Total current assets	584,472	618,604
Property, plant and equipment, net[1]	599,437	600,628
Operating lease right-of-use assets	55,165	35,621
Customer financing receivable, non-current[1]	43,880	45,268
Restricted cash, non-current[1]	130,080	117,293
Deferred cost of revenue, non-current	3,029	2,462
Other long-term assets[1]	35,199	34,511
Total assets	$1,451,262	$1,454,387
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$72,960	$58,334
Accrued warranty	5,958	10,263
Accrued expenses and other current liabilities[1]	82,133	112,004
Deferred revenue and customer deposits[1]	69,240	114,286
Operating lease liabilities	7,219	7,899
Financing obligations	13,330	12,745
Non-recourse debt[1]	118,468	120,846
Total current liabilities	369,308	436,377
Deferred revenue and customer deposits, non-current[1]	84,472	87,463
Operating lease liabilities, non-current	61,714	41,849
Financing obligations, non-current	461,468	459,981
Recourse debt, non-current	290,090	168,008
Non-recourse debt, non-current[1]	99,941	102,045
Other long-term liabilities	19,867	17,268
Total liabilities	1,386,860	1,312,991

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	356	377
Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares - 600,000,000 shares authorized and 144,325,637 shares and 140,094,633 shares issued and outstanding and Class B shares - 600,000,000 shares authorized and 27,773,816 shares and 27,908,093 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	17	17
Additional paid-in capital	3,129,687	3,182,753
Accumulated other comprehensive loss	(126)	(9)
Accumulated deficit	(3,123,518)	(3,103,937)
Total stockholders’ equity	6,060	78,824
Noncontrolling interest	57,986	62,195
Total liabilities, redeemable noncontrolling interest, stockholders' equity and noncontrolling interest	$1,451,262	$1,454,387
1We have variable interest entities, which represent a portion of the consolidated balances recorded within these financial statement line items in the condensed consolidated balance sheets (see Note 11 - Portfolio Financings).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue:
Product	$137,930	$99,559
Installation	2,659	16,618
Service	36,417	25,147
Electricity	17,001	15,375
Total revenue	194,007	156,699
Cost of revenue:
Product	87,294	72,489
Installation	4,625	20,779
Service	36,118	30,970
Electricity	11,319	12,530
Total cost of revenue	139,356	136,768
Gross profit	54,651	19,931
Operating expenses:
Research and development	23,295	23,279
Sales and marketing	19,952	13,949
General and administrative	25,801	29,098
Total operating expenses	69,048	66,326
Loss from operations	(14,397)	(46,395)
Interest income	74	819
Interest expense	(14,731)	(20,754)
Interest expense - related parties	—	(1,366)
Other expense, net	(85)	(8)
Loss on extinguishment of debt	—	(14,098)
(Loss) gain on revaluation of embedded derivatives	(518)	284
Loss before income taxes	(29,657)	(81,518)
Income tax provision	124	124
Net loss	(29,781)	(81,642)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(4,892)	(5,693)
Net loss attributable to Class A and Class B common stockholders	$(24,889)	$(75,949)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.15)	$(0.61)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	170,745	123,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(29,781)	$(81,642)
Other comprehensive loss, net of taxes:
Change in derivative instruments designated and qualifying as cash flow hedges	(4,653)	(8,214)
Foreign currency translation adjustment	(228)	—
Other comprehensive loss, net of taxes	(4,881)	(8,214)
Comprehensive loss	(34,662)	(89,856)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(350)	(13,902)
Comprehensive loss attributable to Class A and Class B stockholders	$(34,312)	$(75,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Stockholders' Equity and Noncontrolling Interest
(in thousands, except share data) (unaudited)

	Three Months Ended March 31, 2021
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2020	$377	168,002,726	$17	$3,182,753	$(9)	$(3,103,937)	$78,824	$62,195
Cumulative effect upon adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(126,799)	—	5,308	(121,491)	—
Issuance of restricted stock awards	—	1,140,502	—	—	—	—	—	—
ESPP purchase	—	977,508	—	4,726	—	—	4,726	—
Exercise of stock options	—	1,978,717	—	53,227	—	—	53,227	—
Stock-based compensation	—	—	—	15,780	—	—	15,780	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	4,653
Distributions to noncontrolling interests	(17)	—	—	—	—	—	—	(3,863)
Foreign currency translation adjustment	—	—	—	—	(117)	—	(117)	(111)
Net loss	(4)	—	—	—	—	(24,889)	(24,889)	(4,888)
Balances at March 31, 2021	$356	172,099,453	$17	$3,129,687	$(126)	$(3,123,518)	$6,060	$57,986

	Three Months Ended March 31, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2019	$443	121,036,289	$12	$2,686,759	$19	$(2,946,384)	$(259,594)	$91,291
Adjustment of embedded derivative for debt modification	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	3,010,606	—	—	—	—	—	—
ESPP purchase	—	992,846	—	4,177	—	—	4,177	—
Exercise of stock options	—	110,949	—	667	—	—	667	—
Stock-based compensation	—	—	—	21,676	—	—	21,676	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(5)	—	(5)	(8,209)
Distributions to noncontrolling interests	(1)	—	—	—	—	—	—	(3,897)
Net loss	(375)	—	—	—	—	(75,949)	(75,949)	(5,318)
Balances at March 31, 2020	$67	125,150,690	$12	$2,689,208	$14	$(3,022,333)	$(333,099)	$73,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,781)	$(81,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,442	13,035
Non-cash lease expense	2,115	1,549
Revaluation of derivative contracts	290	241
Stock-based compensation	17,210	23,019
Gain on long-term REC purchase contract	—	(4)
Loss on extinguishment of debt	—	14,098
Amortization of debt issuance costs and premium, net	971	4,755
Changes in operating assets and liabilities:
Accounts receivable	(8,815)	2,136
Inventories	(10,820)	2,083
Deferred cost of revenue	(13,952)	(19,494)
Customer financing receivable	1,302	1,240
Prepaid expenses and other current assets	3,908	3,060
Other long-term assets	(687)	(2,924)
Accounts payable	14,145	4,822
Accrued warranty	(4,305)	681
Accrued expenses and other current liabilities	(24,941)	489
Operating lease liabilities	(2,474)	(1,717)
Deferred revenue and customer deposits	(48,036)	5,253
Other long-term liabilities	1,393	1,372
Net cash used in operating activities	(89,035)	(27,948)
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,932)	(12,360)
Net cash used in investing activities	(12,932)	(12,360)
Cash flows from financing activities:
Proceeds from issuance of debt to related parties	—	30,000
Repayment of debt	(4,862)	(9,128)
Repayment of debt - related parties	—	(2,105)
Proceeds from financing obligations	5,016	—
Repayment of financing obligations	(3,077)	(2,503)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,880)	(4,270)
Proceeds from issuance of common stock	57,953	4,845
Net cash provided by financing activities	51,150	16,839
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(229)	—
Net decrease in cash, cash equivalents, and restricted cash	(51,046)	(23,469)
Cash, cash equivalents, and restricted cash:
Beginning of period	416,710	377,388
End of period	$365,664	$353,919

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,963	$17,790
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,830	2,236
Operating cash flows from financing leases	39	1
Financing cash flows from financing leases	63	4
Cash paid during the period for income taxes	72	29
Non-cash investing and financing activities:
Increase in Recourse debt, non-current upon adoption of ASU 2020-06, net (Note 2)	$121,491	$—
Liabilities recorded for property, plant and equipment	1,172	466
Operating lease liabilities arising from obtaining right-of-use assets upon adoption of new lease guidance	—	39,775
Recognition of operating lease right-of-use asset during the year-to-date period	22,649	421
Recognition of financing lease right-of-use asset during the year-to-date period	1,457	251
Accrued distributions to equity investors	—	1
Accrued interest for notes	—	467
Accrued debt issuance costs	—	2,970
Adjustment of embedded derivative related to debt extinguishment	—	24,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
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
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. During the three months ended March 31, 2021, we continued to experience supply chain disruptions due to COVID-19 as well as the Suez Canal blockage that affected logistics and container shortages. We put actions in place to mitigate the disruptions by booking alternate sea routes, creating virtual hubs and consolidating shipments coming from the same region. These mitigation efforts have increased the costs of our parts and materials.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2020, we had $290.1 million of total outstanding recourse debt as of March 31, 2021, all of which is classified as long-term debt. Our recourse debt scheduled repayments will commence in June 2022.
Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional manufacturing space, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our product, our ability to secure financing for customer use of our Energy Servers, the timing of installations, and overall economic conditions including the impact of COVID-19 on our ongoing and future operations.
In the opinion of management, the combination of our existing cash and cash equivalents and operating cash flows is expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), and as permitted by those rules, including all disclosures required by generally accepted accounting principles as applied in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
As disclosed in the 2020 Annual Report on Form 10-K, effective on December 31, 2020, we lost our emerging growth company ("EGC") status which accelerated the adoption of ASC 842 - Leases. As a result, we adjusted our previously reported consolidated financial statements effective January 1, 2020.
Principles of Consolidation
These condensed consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIEs"), which we refer to as a tax equity partnership (each such VIE, also referred to as our power purchase agreement entities ("PPA Entities")). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities, as discussed in Note 11 - Portfolio Financings. We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
The sale of an operating company with a portfolio of PPAs in which we do not have an equity interest is called a “Third-Party PPA.” We have determined that, although these entities are VIEs, we do not have the power to direct those activities of the Third-Party PPAs that most significantly affect their economic performance. We also do not have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the Third-Party PPAs. Because we are not the primary beneficiary of these activities, we do not consolidate Third-Party PPAs.
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
Other accounting estimates include variable consideration relating to product performance guaranties, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, product performance warranties and guaranties and extended maintenance, derivative valuations, estimates for recapture of the U.S. investment tax credit ("ITC") and similar federal tax benefits, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, and stock-based compensation costs. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, our allowance for doubtful accounts, stock-based compensation, the carrying value of our long-lived assets, inventory, financial assets, and valuation allowances for tax assets, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers, suppliers and markets. We have made estimates of the impact of COVID-19 within our condensed consolidated financial statements and there may be changes to those estimates in future periods as new information becomes available. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, India and the Republic of Korea (collectively, the "Asia Pacific region"). In the three months ended March 31, 2021 and 2020, total revenue in the Asia Pacific region was 43% and 37%, respectively, of our total revenue.
Credit Risk - At March 31, 2021 and December 31, 2020, one customer, SK Engineering and Construction Co., Ltd. ("SK E&C"), accounted for approximately 76% and 56% of accounts receivable. To date, we have not experienced any credit losses.
Customer Risk - During the three months ended March 31, 2021, revenue from two customers, SK E&C and EdgeWise Energy LLC, accounted for approximately 43% and 30%, respectively of our total revenue. During the three months ended March 31, 2020, revenue from two customers, SK E&C and Duke Energy, accounted for approximately 36% and 31%, respectively, of our total revenue.

2. Summary of Significant Accounting Policies
There have been no changes in our accounting policies from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have expanded our accounting policy relating to foreign currency transactions as follows:
Foreign Currency Transactions
The functional currencies of most of our foreign subsidiaries are the U.S. dollar since the subsidiaries are considered financially and operationally integrated with their domestic parent. For these subsidiaries, the foreign currency monetary assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates. Any currency transaction gains and losses are included as a component of other expense in our condensed consolidated statements of operations.
The functional currency of our joint venture in the Republic of Korea is the local currency, the South Korean won ("KRW"), since the joint venture is financially independent of its U.S. parent and the KRW is the currency in which the joint venture generates and expends cash. Assets and liabilities of this entity are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. For this entity, translation adjustments resulting from the process of translating the KRW financial statements into U.S dollars are included in other comprehensive loss. Translation adjustments attributable to noncontrolling interests are allocated to and reported as part of the noncontrolling interests in the condensed consolidated financial statements.
Recent Accounting Pronouncements
Other than the adoption of the accounting guidance mentioned below, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.
Accounting Guidance Implemented in 2021
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). The new standard simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted as early as fiscal years (including interim periods) beginning after December 15, 2020. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. There will no longer be a debt discount representing the difference between the carrying value, excluding issuance costs, and the principal of the convertible debt instrument and, as a result, there will no longer be interest expense from the amortization of the debt discount over the term of the convertible debt instrument. The amendments in this update also require the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share.
We elected to early adopt ASU 2020-06 as of January 1, 2021 using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. Prior period condensed consolidated financial statements were not restated upon adoption.
Upon adoption of ASU 2020-06, the Company combined the previously separated equity component with the liability component of our 2.5% Green Convertible Senior Notes due August 2025. These components are now together classified as Recourse debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and will be amortized as interest expense. Accordingly, we recorded a decrease to Accumulated deficit of $5.3 million, a decrease to Additional paid-in capital of $126.8 million, and an increase to Recourse debt, non-current of approximately $121.5 million.
There is no deferred tax impact related to the adoption of ASU 2020-06 due to our full valuation allowance.
Accounting Guidance Not Yet Adopted
Cessation of LIBOR - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London

Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the adoption of ASU 2020-04 on our consolidated financial statements.

3. Revenue Recognition
Deferred Revenue and Customer Deposits
Deferred revenue and customer deposits as of March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Deferred revenue	$120,643	$135,578
Customer deposits	33,069	66,171
Deferred revenue and customer deposits	$153,712	$201,749

Deferred revenue activity, including deferred incentive revenue activity, during the three months ended March 31, 2021 and 2020 consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020

Beginning balance	$135,578	$175,455
Additions	156,586	138,387
Revenue recognized	(171,521)	(136,576)
Ending balance	$120,643	$177,266
We disaggregate revenue from contracts with customers into four revenue categories: (i) product, (ii) installation, (iii) services and (iv) electricity (in thousands):

	Three Months Ended March 31,
	2021	2020

Revenue from contracts with customers:
Product revenue	$137,930	$99,559
Installation revenue	2,659	16,618
Services revenue	36,417	25,147
Electricity revenue	595	72
Total revenue from contract with customers	177,601	141,396
Revenue from contracts accounted for as leases:
Electricity revenue	16,406	15,303
Total revenue	$194,007	$156,699

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and are as follows (in thousands):

	March 31,	December 31,
	2021	2020
As Held:
Cash	$215,297	$180,808
Money market funds	150,367	235,902
	$365,664	$416,710
As Reported:
Cash and cash equivalents	$180,719	$246,947
Restricted cash	184,945	169,763
	$365,664	$416,710

Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Current:
Restricted cash	$53,179	$26,706
Restricted cash related to PPA Entities[1]	1,686	25,764
Restricted cash, current	54,865	52,470
Non-current:
Restricted cash	114,713	286
Restricted cash related to PPA Entities[1]	15,367	117,007
Restricted cash, non-current	130,080	117,293
	$184,945	$169,763
1 We have VIEs that represent a portion of the condensed consolidated balances recorded within the "restricted cash," and other financial statement line items in the condensed consolidated balance sheets (see Note 11 - Portfolio Financings). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of March 31, 2021, includes $28.2 million and $1.0 million of current restricted cash, and $80.5 million and $13.3 million of non-current restricted cash, respectively. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2020, includes $20.3 million and $0.7 million of current restricted cash, and $88.4 million and $13.3 million of non-current restricted cash, respectively. These entities are not considered VIEs.

5. Fair Value
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
March 31, 2021	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$150,367	$—	$—	$150,367
	$150,367	$—	$—	$150,367
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$1,650	$—	$1,650
Embedded EPP derivatives	—	—	6,060	6,060
Interest rate swap agreements	—	11,301	—	11,301
	$—	$12,951	$6,060	$19,011

	Fair Value Measured at Reporting Date Using
December 31, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$235,902	$—	$—	$235,902
	$235,902	$—	$—	$235,902
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$—	$2,574	$2,574
Embedded EPP derivatives	—	—	5,541	5,541
Interest rate swap agreements	—	15,989	—	15,989
	$—	$15,989	$8,115	$24,104
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our condensed consolidated balance sheets. As of March 31, 2021, we expect $2.2 million of the loss on the interest rate swaps accumulated in other comprehensive loss to be reclassified into earnings in the next 12 months.
Natural Gas Fixed Price Forward Contracts - As of December 31, 2020, natural gas fixed price forward contracts were valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices and therefore, as no observable inputs to support market activity were available, were classified as Level 3 liabilities. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources. At March 31, 2021, we transferred $1.7 million of natural gas forward contracts from Level 3 to Level 2.
Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria.

We recognized an unrealized gain of $0.2 million and an unrealized loss of $0.6 million, as a result of a change in the fair value of our natural gas fixed price forward contracts during the three months ended March 31, 2021 and 2020, respectively. We realized gains of $0.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statements of operations.
Embedded Escalation Protection Plan Derivative Liability in Sales Contracts - We estimate the fair value of the embedded Escalation Protection Plan ("EPP") derivatives in certain sales contracts using a Monte Carlo simulation model, which considers various potential electricity price curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as a Level 3 financial liability. For the three months ended March 31, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $0.5 million and an unrealized gain of $0.3 million, respectively, in (loss) gain on revaluation of embedded derivatives on our condensed consolidated statements of operations.
The changes in the Level 3 financial liabilities during the three months ended March 31, 2021 were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2019	$6,968	$6,176	$13,144
Settlement of natural gas fixed price forward contracts	(4,503)	—	(4,503)
Changes in fair value	109	(635)	(526)
Liabilities at December 31, 2020	2,574	5,541	8,115
Settlement of natural gas fixed price forward contracts	(731)	—	(731)
Changes in fair value	(193)	519	326
Transfer from Level 3 to Level 2 in fair value hierarchy	(1,650)	—	(1,650)
Liabilities at March 31, 2021	$—	$6,060	$6,060
To estimate the liabilities related to the EPP contracts an option pricing method was implemented through a Monte Carlo simulation. The unobservable inputs were simulated based on the available values for avoided cost and cost of electricity as calculated for March 31, 2021, using an expected growth rate of 7% over the contracts' life and volatility of 20%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2020. Avoided cost is the transmission and distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the quarter to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average of the amount of charge for each rate is weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the above derivatives if they were adjusted. Generally, an increase in natural gas prices and a decrease in electric grid prices would each result in an increase in the estimated fair value of our derivative liabilities.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - The fair value for customer financing receivables is based on a discounted cash flow model, whereby the fair value approximates the present value of the receivables (Level 3). The senior secured notes, term loans and convertible notes are based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	March 31, 2021		December 31, 2020
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$49,395	$41,039	$50,746	$42,679
Debt instruments
Recourse:
10.25% Senior Secured Notes due March 2027	68,703	70,873	68,614	71,831
2.5% Green Convertible Senior Notes due August 2025	221,387	400,009	99,394	426,229
Non-recourse:
7.5% Term Loan due September 2028	30,869	37,044	31,746	37,658
6.07% Senior Secured Notes due March 2030	76,130	85,830	77,007	89,654
LIBOR + 2.5% Term Loan due December 2021	111,410	113,165	114,138	116,113

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Raw materials	$78,113	$79,090
Work-in-progress	33,333	29,063
Finished goods	41,726	33,906
	$153,172	$142,059
The inventory reserves were $14.1 million and $14.0 million as of March 31, 2021 and December 31, 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Government incentives receivable	$479	$479
Prepaid hardware and software maintenance	5,304	5,227
Receivables from employees	5,251	5,160
Other prepaid expenses and other current assets	15,775	19,852
	$26,809	$30,718

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Energy Servers	$672,667	$669,422
Computers, software and hardware	20,206	20,432
Machinery and equipment	109,177	106,644
Furniture and fixtures	8,495	8,455
Leasehold improvements	38,019	37,497
Building	46,730	46,730
Construction in progress	27,325	21,118
	922,619	910,298
Less: accumulated depreciation	(323,182)	(309,670)
	$599,437	$600,628
Depreciation expense related to property, plant and equipment, net, was $13.4 million and $13.0 million for the three months ended March 31, 2021 and 2020, respectively.
Property, plant and equipment under operating leases by the PPA Entities was $368.0 million and $368.0 million as of March 31, 2021 and December 31, 2020, respectively. The accumulated depreciation for these assets was $121.7 million and $115.9 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation expense for these assets was $5.8 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively.
Depreciation expense is included in cost of product, installation, service and electricity revenue as well as research and development, sales and marketing and general and administration expenses in our condensed consolidated statements of operations.
Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Prepaid and other long-term assets	$24,834	$24,116
Deferred commissions	6,744	6,732
Equity-method investments	1,880	1,954
Long-term deposits	1,741	1,709
	$35,199	$34,511

Accrued Warranty
Accrued warranty liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Product warranty	$1,469	$1,549
Product performance	4,347	8,605
Maintenance services contracts	142	109
	$5,958	$10,263
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2019	$9,881
Accrued warranty, net	5,944
Warranty expenditures during the year	(5,671)
Balances at December 31, 2020	10,154
Accrued warranty, net	(3,224)
Warranty expenditures during the year-to-date period	(1,114)
Balances at March 31, 2021	$5,816
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Compensation and benefits	$23,401	$28,343
Current portion of derivative liabilities	13,395	19,116
Sales-related liabilities	5,902	14,479
Accrued installation	8,717	16,468
Sales tax liabilities	2,302	2,732
Interest payable	719	2,224
Other	27,697	28,642
	$82,133	$112,004
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020

Delaware grant	$9,212	$9,212
Other	10,655	8,056
	$19,867	$17,268

We have recorded a long-term liability for the potential future repayment of the incentive grant received from the Delaware Economic Development Authority of $9.2 million as of March 31, 2021 and December 31, 2020. See Note 13 - Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2021 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	70,000	—	68,703	68,703	—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	221,387	221,387	—	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	—	290,090	290,090	—
7.5% Term Loan due September 2028	33,393	2,985	27,884	30,869	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	76,925	4,073	72,057	76,130	—	6.07%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	111,873	111,410	—	111,410	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	759	2.25%	December 2021	PPA V	No
Total non-recourse debt	222,191	118,468	99,941	218,409	759
Total debt	$522,191	$118,468	$390,031	$508,499	$759

The following is a summary of our debt as of December 31, 2020 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$—	$68,614	$68,614	$—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	99,394	99,394		2.5%	August 2025	Company	Yes
Total recourse debt	300,000	—	168,008	168,008	—
7.5% Term Loan due September 2028	34,456	2,826	28,920	31,746	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	77,837	3,882	73,125	77,007	—	6.07%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	114,761	114,138	—	114,138	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	968	2.25%	December 2021	PPA V	No
Total non-recourse debt	227,054	120,846	102,045	222,891	968
Total debt	$527,054	$120,846	$270,053	$390,899	$968

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of March 31, 2021 and December 31, 2020.
Recourse Debt Facilities
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
Interest on the 10.25% Senior Secured Notes is payable quarterly, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The outstanding unpaid principal of the 10.25% Senior Secured Notes of $70.0 million was classified as non-current as of March 31, 2021.
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
Before May 15, 2025, the noteholders have the right to convert their Green Notes only upon the occurrence of certain events, including a conversion upon satisfaction of a condition relating to the closing price of our common stock ("the Closing Price Condition"). If the Closing Price Condition is met on at least 20 of the last 30 consecutive trading days in any quarter, the noteholders may convert their Green Notes at any time during the immediately following quarter. The Closing Price Condition was met during the three months ended March 31, 2021 and accordingly, the noteholders may convert their Green Notes at any time during the quarter ending June 30, 2021. From and after May 15, 2025, the noteholders may convert their Green Notes at any time at their election until the close of business on the second trading day immediately before the maturity date. Should the noteholders elect to convert their Green Notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock or a combination thereof.
The initial conversion rate is 61.6808 shares of Class A common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $16.21 per share of Class A common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” as defined occur, the conversion rate will, in certain circumstances, be increased for a specified period of time.
We adopted ASU 2020-06 as of January 1, 2021 using the modified retrospective transition method. Upon adoption, we combined the previously separated equity component of the Green Notes with the liability component, which is now together classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, we recorded a net decrease to Accumulated deficit of $5.3 million, a decrease to Additional paid-in capital of $126.8 million, and an increase to Recourse debt, non-current, of approximately $121.5 million.

As of March 31, 2021, the remaining lives of the Green Notes are approximately 4.4 years and accordingly, the Green Notes are classified as long-term debt. Interest expense for the three months ended March 31, 2021 was $1.2 million, including amortization of issuance costs of $0.5 million.

Non-recourse Debt Facilities
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.8 million and $3.8 million as of March 31, 2021 and December 31, 2020, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
6.07% Senior Secured Notes due March 2030 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly, which began in December 2015 and ends in March 2030. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.7 million and $8.5 million as of March 31, 2021 and December 31, 2020, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The current portion of the LIBOR + 2.5% Term Loan as of March 31, 2021 and December 31, 2020 was $111.4 million and $114.1 million, respectively. There was no non-current portion of this loan as of March 31, 2021 and December 2020. In accordance with the credit agreement, PPA V was issued floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the lenders’ commitments to the loan and the commitments to a letter of credit ("LC") facility, the PPA V also pays commitment fees at 0.50% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015, PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan. The agreement also included commitments to a Letter of Credit facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the letter of credit as of March 31, 2021 and December 31, 2020 was $5.4 million and $5.2 million, respectively, and the unused capacity was $0.8 million and $1.0 million, respectively.
Related Party Debt
Portions of the above described recourse and non-recourse debt were held by various related parties. See Note 12 - Related Party Transactions for a full description.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of March 31, 2021 (in thousands):

Remainder of 2021	$117,033
2022	16,393
2023	22,166
2024	24,886
2025	258,022
Thereafter	83,691
$522,191
Interest expense of $14.7 million and $22.1 million for the three months ended March 31, 2021 and 2020, respectively, was recorded in interest expense on the condensed consolidated statements of operations, which includes interest expense - related parties of zero and $1.4 million, for the three months ended March 31, 2021 and 2020, respectively.

8. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of March 31, 2021 and December 31, 2020 on our condensed consolidated balance sheets are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Liabilities
Accrued expenses and other current liabilities	$11,301	$15,989
PPA V - In July 2015, PPA V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 31, 2021 and the remaining three will mature on June 30, 2031. The effective change is recorded in accumulated other comprehensive loss and is recognized as interest expense on settlement. The notional amounts of the swaps are $180.7 million and $181.4 million as of March 31, 2021 and December 31, 2020, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We realized immaterial gains attributable to the change in valuation during the three months ended March 31, 2021 and 2020, and these gains are included in other expense, net, in the condensed consolidated statements of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Beginning balance	$15,989	$9,238
(Gain) loss recognized in other comprehensive loss	(4,164)	8,356
Amounts reclassified from other comprehensive loss to earnings	(489)	(142)
Net (gain) loss recognized in other comprehensive loss	(4,653)	8,214
Gain recognized in earnings	(35)	(37)
Ending balance	$11,301	$17,415

Embedded EPP Derivatives in Sales Contracts
We estimate the fair value of the embedded EPP derivatives in certain of the contracts with our customers using a Monte Carlo simulation model, which considers various potential electricity price forward curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives. We recognized an unrealized loss of $0.5 million and a gain of $0.3 million attributable to the change in fair value for the three months ended March 31, 2021 and 2020, respectively. These gains and losses are included within loss on revaluation of embedded derivatives in the condensed consolidated statements of operations. The fair value of these derivatives $6.0 million and $5.9 million as of March 31, 2021 and 2020, respectively.

9. Leases
Facilities, Office Buildings, and Vehicles
We lease most of our facilities, office buildings and vehicles under operating leases that expire at various dates through February 2036. We lease various manufacturing facilities in Sunnyvale, Fremont, and Mountain View, California. Our lease for our Sunnyvale manufacturing facilities was entered into in April 2005 and expired in December 2020. In January 2021, we extended this lease to December 2023. In June 2020 and in March 2021, we signed leases in Fremont that will expire in 2027 and 2036, respectively, to replace our manufacturing facilities in Sunnyvale and Mountain View. The existing plants together comprise approximately 534,894 square feet of space. We lease additional office space as field offices in the United States and around the world including in Dubai, India, the Republic of Korea, China and Taiwan.

Certain of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. During the quarters ended March 31, 2021 and 2020, rent expense for all occupied facilities was $3.1 million and $2.1 million, respectively.

Our leases have remaining lease terms ranging from less than 1 year to 15 years, some of which include options to extend the leases. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.

Operating and financing lease right-of-use assets and lease liabilities for facilities, office buildings and vehicles as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets, net [1,2]	$55,165	$35,621
Financing lease right-of-use assets, net [3,4]	1,685	334
Total	$56,850	$35,955

Liabilities:
Current:
Operating lease liabilities	$7,219	$7,899
Financing lease liabilities [5]	544	74
Total current lease liabilities	7,763	7,973

Non-current:
Operating lease liabilities	61,714	41,849
Financing lease liabilities [6]	1,184	267
Total non-current lease liabilities	62,898	42,116

Total lease liabilities	$70,661	$50,089
1 These assets primarily include leases for facilities, office buildings, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net, in the condensed consolidated balance sheets, net of accumulated amortization.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.

The components of our facilities, office buildings and vehicles' lease costs for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$3,018	$2,069
Financing lease costs:
Amortization of financing lease right-of-use assets	708	4
Interest expense for financing lease liabilities	199	2
Total financing lease costs	907	6

Short-term lease costs	168	139

Total lease costs	$4,093	$2,214

Weighted average remaining lease terms and discount rates for our facilities, office buildings and vehicles as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Remaining lease term (years):
Operating leases	8.5 years	6.7 years
Finance leases	3.3 years	4.2 years

Discount rate:
Operating leases	9.2%	8.7%
Finance leases	8.2%	7.0%

Future lease payments under lease agreements for our facilities, office buildings, and vehicles as of March 31, 2021, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$10,324	$538
2022	11,397	481
2023	12,184	476
2024	10,762	363
2025	10,995	104
Thereafter	50,098	18
Total minimum lease payments	105,760	1,980
Less: amounts representing interest or imputed interest	(36,826)	(253)
Present value of lease liabilities	$68,934	$1,727

Managed Services and Portfolio Financings Through PPA Entities
Certain of our customers enter into Managed Services or Portfolio Financings through a PPA Entity to finance their lease of Bloom Energy Servers. Prior to our adoption of ASC 842 as of January 1, 2020, such arrangements with customers that qualified as leases were classified as either sales-type leases or operating leases. For all pre-existing Managed Services arrangements or Portfolio Financings through PPA Entities, we have carried over the accounting classifications for those transactions and continue to account for such transactions as either sales-type leases or operating leases under ASC 842. Customer arrangements under Managed Services and Portfolio Financings through PPA Entities entered into after January 1, 2021 do not contain a lease under ASC 842 and are accounted for under ASC 606 as revenue arrangements.
Lease agreements under our Managed Services arrangements and Portfolio Financings through PPA Entities include non-cancellable lease terms, during which terms the majority of our investment in Energy Servers under lease are typically recovered. We mitigate remaining residual value risk of its Energy Servers through its provision of maintenance on the Energy Servers during the lease term and through insurance whose proceeds are payable in the event of theft, loss, damage, or destruction.

Managed Services Financings - Our Managed Services arrangements with financiers are accounted for as financing transactions. Payments received from the financier are recognized as financing obligations in our condensed consolidated balance sheets. These financing obligations are included in each agreements' contract value and are recognized as short-term or long-term liabilities based on the estimated payment dates. The lease agreements expire on various dates through 2034 and there was no recorded rent expense for the three months ended March 31, 2021 and 2020.
At March 31, 2021, future lease payments under the Managed Services financing obligations and the sublease payments from the customers under the related operating leases were as follows (in thousands):

	Financing Obligations	Sublease Payments[1]
Remainder of 2021	$30,901	$(30,901)
2022	42,067	(42,067)
2023	43,004	(43,004)
2024	40,901	(40,901)
2025	39,859	(39,859)
Thereafter	88,742	(88,742)
Total lease payments	285,474	$(285,474)
Less: imputed interest	(167,747)
Total lease obligations	117,727
Less: current obligations	(13,330)
Long-term lease obligations	$104,397
1 Sublease Payments primarily represents the fees received by the bank from our customer for the electricity generated by our Energy Servers leased under our Managed Services and other similar arrangements, which also pay down our financing obligation to the bank.
The long-term financing obligations, as reflected in our condensed consolidated balance sheets, were $461.5 million and $460.0 million as of March 31, 2021 and December 31, 2020, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.

Portfolio Financings through PPA Entities - Customer arrangements entered into prior to January 1, 2020 under Portfolio Financing arrangements through a PPA Entity that qualified as leases are accounted for as either sales-type leases or operating leases. Since January 1, 2020, we have not entered into any new PPAs with customers under such arrangements.
The components of our aggregate net investment in sales-type leases under our Portfolio Financings through PPA entities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Lease payment receivables, net[1]	$48,505	$49,806
Estimated residual value of leased assets (unguaranteed)	890	890
Net investment in sales-type leases	49,395	50,696
Less: current portion	(5,515)	(5,428)
Non-current portion of net investment in sales-type leases	$43,880	$45,268
1 Net of current estimated credit losses of approximately $0.1 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the future scheduled customer payments from sales-type leases were as follows (in thousands):

Future minimum lease payments
Remainder of 2021	$4,399
2022	6,110
2023	6,435
2024	6,797
2025	7,125
Thereafter	19,176
Total undiscounted cash flows	50,042
Less: imputed interest	(1,486)
Present value of lease payments[1]	$48,556

[1] Amount comprises a current and long-term portion of lease receivables of $5.5 million and $43.9 million, respectively, after giving effect to a $0.1 million current expected credit loss reserve on the long-term portion, which is reflected as a component of the net investment in sales-type leases presented in our condensed consolidated statement of financial position as customer financing receivables.

Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA Entities as of March 31, 2021, were as follows (in thousands):

Operating Leases
Remainder of 2021	$32,655
2022	44,258
2023	45,345
2024	46,590
2025	47,612
Thereafter	264,207
Total lease payments	$480,667

10. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us.
2002 Stock Plan
As of March 31, 2021, options to purchase 557,148 shares of Class B common stock were outstanding with a weighted average exercise price of $23.75 per share. The 2002 Stock Plan has been canceled; however, it continues to govern outstanding grants under the 2002 Stock Plan.
2012 Equity Incentive Plan
As of March 31, 2021, stock options to purchase 7,797,591 shares of Class B common stock were outstanding with a weighted average exercise price of $27.24 per share and no shares were available for future grant. As of March 31, 2021, we had outstanding RSUs that may be settled for 71,000 shares of Class B common stock under the plan. The 2012 Equity Incentive Plan has been canceled; however, it continues to govern outstanding grants under the 2012 Equity Incentive Plan.
2018 Equity Incentive Plan
As of March 31, 2021, stock options to purchase 4,691,844 shares of Class A common stock were outstanding with a weighted average exercise price of $9.43 per share and 7,794,217 shares of outstanding RSUs that may be settled for Class A common stock which were granted pursuant to the 2018 Equity Incentive Plan ("2018 Plan"). As of March 31, 2021, we had 25,855,075 shares reserved for issuance under the 2018 Plan.
2018 Employee Stock Purchase Plan
As of March 31, 2021, we had 3,512,465 shares reserved for future issuance under the 2018 Employee Stock Purchase Plan ("2018 ESPP"),
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020

Cost of revenue	$2,999	$5,507
Research and development	4,908	6,096
Sales and marketing	4,085	3,890
General and administrative	5,218	7,526
	$17,210	$23,019
During the three months ended March 31, 2021 and 2020, we capitalized $0.8 million and $1.2 million, of stock-based compensation cost, respectively, into inventory and property, plant and equipment.

Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2020	15,354,271	$21.27	6.0	$129,855
Exercised	(1,978,717)	26.90
Cancelled	(328,971)	10.64
Balances at March 31, 2021	13,046,583	20.69	6.0	106,497
Vested and expected to vest at March 31, 2021	12,772,269	20.92	6.0	101,777
Exercisable at March 31, 2021	8,755,992	25.52	5.0	36,250

Stock Options - During the three months ended March 31, 2021 and 2020, we recognized $4.0 million and $5.6 million of stock-based compensation costs for stock options, respectively. We did not grant options in the three months ended March 31, 2021 and 2020.
As of March 31, 2021 and 2020, we had unrecognized compensation costs related to unvested stock options of $16.8 million and $36.3 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.6 years and 2.4 years, respectively. Cash received from stock options exercised totaled $53.2 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2020	6,418,788	$13.71
Granted	2,897,260	29.59
Vested	(1,140,502)	18.39
Forfeited	(310,328)	11.37
Unvested Balance at March 31, 2021	7,865,218	18.97
Stock Awards - The estimated fair value of restricted stock units ("RSUs ") and performance stock units ("PSUs") is based on the fair value of our Class A common stock on the date of grant. For the three months ended March 31, 2021 and 2020, we recognized $10.7 million and $13.2 million of stock-based compensation costs for stock awards, respectively.
As of March 31, 2021 and 2020, we had $126.2 million and $37.6 million of unrecognized stock-based compensation cost related to unvested stock awards, expected to be recognized over a weighted average period of 2.4 years and 1.3 years, respectively.
During 2020 and 2021, we granted PSUs to certain executive officers and employees that only vest upon the achievement of certain specific financial or operational performance criteria. Stock-based compensation costs associated with these PSUs is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.

The following table presents the stock activity and the total number of shares available for grant under our stock plans as of March 31, 2021:

Plan Shares Available for Grant

Balances at December 31, 2020	20,233,754
Added to plan	7,675,984
Granted	(2,628,268)
Exercised	—
Cancelled	639,299
Expired	(65,694)
Balances at March 31, 2021	25,855,075

2018 Employee Stock Purchase Plan
During the three months ended March 31, 2021 and 2020, we recognized $1.1 million and $2.9 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 977,508 shares in the three months ended March 31, 2021. During the three months ended March 31, 2021, we added an additional 1,902,572 shares and there were 3,512,465 shares available for issuance as of March 31, 2021.
As of March 31, 2021 and 2020, we had $1.2 million and $5.5 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.5 years and 0.8 years, respectively.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

	Three Months Ended March 31,
	2021	2020

Risk-free interest rate	0.06% - 0.13%	1.51%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—
Expected volatility	95.0% - 109.0%	61.0%

11. Portfolio Financings
Overview

We have developed three financing options that enable customers' use of the Energy Servers through third-party ownership financing arrangements. For additional information on these financing options, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
PPA Entities' Activities Summary
The table below shows the details of the three Investment Company VIEs that were active during the three months ended March 31, 2021 and their cumulative activities from inception to the periods indicated (dollars in thousands):

	PPA IIIa	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	10	21	40
Installed size (in megawatts)	10	19	37
Term of power purchase agreements (in years)	15	15	15
First system installed	Feb-13	Sep-14	Jun-15
Last system installed	Jun-14	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	90%	99%
Cash allocation to Equity Investor	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%	No flip	No flip
Equity Investor [1]	US Bank	Exelon Corporation	Exelon Corporation
Put option date [2]	1st anniversary of flip point	N/A	N/A
Company cash contributions	$32,223	$11,669	$27,932
Company non-cash contributions [3]	$8,655	$—	$—
Equity Investor cash contributions	$36,967	$84,782	$227,344
Debt financing	$44,968	$99,000	$131,237
Activity as of March 31, 2021:
Distributions to Equity Investor	$4,864	$10,922	$26,601
Debt repayment—principal	$11,575	$22,075	$19,363
Activity as of December 31, 2020:
Distributions to Equity Investor	$4,847	$8,852	$24,809
Debt repayment—principal	$10,513	$21,163	$16,475

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

The noncontrolling interests in PPA IIIa are redeemable as a result of the put option held by the Equity Investors as of March 31, 2021 and 2020. At March 31, 2021 and 2020, the carrying value of redeemable noncontrolling interests of $0.4 million and $0.4 million, respectively, exceeded the maximum redemption value.

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

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$856	$1,421
Restricted cash	1,686	4,698
Accounts receivable	4,359	4,420
Customer financing receivable	5,515	5,428
Prepaid expenses and other current assets	1,822	3,048
Total current assets	14,238	19,015
Property and equipment, net	246,216	252,020
Customer financing receivable, non-current	43,880	45,268
Restricted cash, non-current	15,367	15,320
Other long-term assets	38	37
Total assets	$319,739	$331,660
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$14,587	$19,510
Deferred revenue and customer deposits	662	662
Non-recourse debt	118,468	120,846
Total current liabilities	133,717	141,018
Deferred revenue and customer deposits, non-current	5,909	6,072
Non-recourse debt, non-current	99,942	102,045
Total liabilities	$239,568	$249,135
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

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The table provides our stand-alone assets and liabilities, those of the PPA Entities combined, and our consolidated balances as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Bloom Energy	PPA Entities	Consolidated	Bloom Energy	PPA Entities	Consolidated

Assets
Current assets	$570,234	$14,238	$584,472	$599,589	$19,015	$618,604
Long-term assets	561,289	305,501	866,790	523,138	312,645	835,783
Total assets	$1,131,523	$319,739	$1,451,262	$1,122,727	$331,660	$1,454,387
Liabilities
Current liabilities	$235,591	$15,249	$250,840	$295,359	$20,172	$315,531
Current portion of debt	—	118,468	118,468	—	120,846	120,846
Long-term liabilities	621,612	5,909	627,521	600,489	6,072	606,561
Long-term portion of debt	290,089	99,942	390,031	168,008	102,045	270,053
Total liabilities	$1,147,292	$239,568	$1,386,860	$1,063,856	$249,135	$1,312,991

12. Related Party Transactions
Our operations include the following related party transactions (in thousands):

	Three Months Ended March 31,
	2021	2020

Total revenue from related parties	$770	$1,049
Interest expense to related parties	—	1,366
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. For the three months ended March 31, 2021 and 2020, we recognized related party total revenue of $0.8 million and $1.0 million, respectively. Accounts receivable from this joint venture was $0.4 million as of March 31, 2021.
SK Engineering & Construction Co., Ltd Joint Venture
In September 2019, we entered into a joint venture agreement with SK E&C to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us and is accounted for as a consolidated subsidiary. For the three months ended March 31, 2021 and 2020, we did not recognize related party revenue and we had no outstanding accounts receivable from this joint venture.
Debt to Related Parties
We had no debt or convertible notes from investors considered to be related parties as of March 31, 2021 and December 31, 2020.

13. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of March 31, 2021 and December 31, 2020, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Portfolio Financings Performance Guarantees - We guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the condensed consolidated statements of operations. We paid $0.1 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively.
Letters of Credit - In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized LC facility for this purpose. As of March 31, 2021, the balance of this cash-collateralized LC was $108.7 million, of which $28.2 million and $80.5 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb upgrade of Energy Servers, we have restricted cash of $13.3 million, which has been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full-time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of March 31, 2021, we had 462 full time workers in Delaware and paid $162.8 million in cumulative compensation. As of December 31, 2020, we had 424 full time workers in Delaware and paid $152.2 million in cumulative compensation. We have so far received $12.0 million of the grant, which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, up to $1.6 million on September 30, 2021 and up to an additional $2.5 million on September 30, 2023. We repaid $1.5 million of the grant in 2017, and no additional amounts have been repaid since then. As of March 31, 2021, we have recorded $1.3 million in current liabilities and $9.2 million in other long-term liabilities for potential future repayments of this grant.
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
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a statement of claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (the “Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a second amended statement of claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our answering statement and affirmative defenses. On September 27, 2019, we filed a motion to dismiss the statement of claim. On March 24, 2020, the Tribunal denied our motion to dismiss in part, and ordered that claimant’s relief is limited to rescission of the Confidential Agreement or remedies consistent with rescission, and not expectation damages. On September 14, 2020, the Tribunal issued an interim order dismissing the claimant’s remaining claims and requesting further briefing on the issue of prevailing party. On November 10, 2020, the Tribunal issued an order declaring us the prevailing party and requesting a motion for award of attorney’s fees. On March 17, 2021, we received the final award for attorneys fees and costs. On March 26, 2021, we filed a petition in the Northern District of California to confirm the award.
In June 2019, Messrs. Daubenspeck and Badger filed a complaint against our Chief Executive Officer ("CEO") and our former Chief Financial Officer ("CFO") in the United States District Court for the Northern District of Illinois asserting nearly identical claims as those in the pending arbitration discussed above. The lawsuit was stayed pending the outcome of the arbitration. The stay was lifted on October 20, 2020. On March 19, 2021 we filed a motion to dismiss the case on several grounds. On May 3, 2021, plaintiffs filed a motion to stay the lawsuit pending the outcome of the petition to confirm the arbitration award in the Northern District of California. We believe the complaint to be without merit and that the issues were previously tried and dismissed in the arbitration. We are unable to estimate any range of reasonably possible losses.
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our July 25, 2018 IPO alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs' consolidated amended complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. We believe the complaint to be without merit and we intend to defend this action vigorously. We are unable to estimate any range of reasonably possible losses.
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. On September 3, 2019, James Hunt was appointed as lead plaintiff and Levi & Korsinsky was appointed as plaintiff’s counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in the IPO, claims under Sections 10b and 20a of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and extending the class period to September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint adding claims under the Securities Act. The second amended complaint also adds allegations pertaining to the restatement and, as to claims under the Exchange Act, extends the class period through February 12, 2020. On July 1, 2020, we filed a motion to dismiss the second amended complaint and are waiting for a ruling on that motion. We believe the complaint to be without merit and we intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and accordingly are not able to estimate any range of reasonably possible losses.
In September 2019, we received a books and records demand from purported stockholder Dennis Jacob (“Jacob Demand”). The Jacob Demand cites allegations from the September 17, 2019 report prepared by admitted short seller Hindenburg Research. In November 2019, we received a substantially similar books and records demand from the same law firm on behalf of purported stockholder Michael Bolouri (“Bolouri Demand” and, together with the Jacob Demand, the “Demands”). On January 13, 2020, Messrs. Jacob and Bolouri filed a complaint in the Delaware Court of Chancery to enforce the Demands in the matter styled Jacob, et al. v. Bloom Energy Corp., C.A. No. 2020-0023-JRS. On March 9, 2020, Messrs. Jacob and Bolouri filed an amended complaint in the Delaware Court of Chancery to add allegations regarding the restatement. The court held a one-day trial on December 7, 2020. On February 25, 2021, the Delaware Court of Chancery issued a decision rejecting the Bolouri Demand but granting in part the Jacob Demand allowing limited access to certain books and records pertaining to the allegations made in the Hindenburg Research Report. On March 29, 2021, the Court of Chancery entered a Final Order and Judgment regarding the required production of documents. On April 28, 2021, we produced documents responsive to the Final Order and Judgment to Mr. Jacob. We are unable to estimate any range of reasonably possible losses.
In March 2020, Francisco Sanchez filed a class action complaint in Santa Clara County Superior Court against us ~~a~~lleging certain wage and hour violations under the California Labor Code and Industrial Welfare Commission Wage Orders and that we engaged in unfair business practices under the California Business and Professions Code, and in July 2020 he amended his complaint to add claims under the California Labor Code Private Attorneys General Act. On November 30, 2020, we filed a motion to compel arbitration and the motion was to be heard on March 5, 2021. On February 24, 2021, Mr.Sanchez dismissed the individual and class action claims without prejudice, leaving one cause of action for enforcement of the Private Attorney Generals Act. In April 2021, an amended complaint reflecting these changes was filed with the Santa Clara Superior Court. Given that the case is still in its early stages, we are unable to estimate any range of reasonably possible losses.
14. Segment Information
Our chief operating decision makers ("CODMs"), the CEO and the CFO, review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The CODMs allocate resources and make operational decisions based on direct involvement with our operations and product development efforts. We are managed under a functionally-based organizational structure with the head of each function reporting to the CEO. The CODMs assess performance, including incentive compensation, based upon consolidated operations performance and financial results on a consolidated basis. As such, we have a single operating unit structure and are a single reporting segment.
15. Income Taxes
For the three months ended March 31, 2021 and 2020, we recorded provisions for income taxes of $0.1 million and $0.1 million on pre-tax losses of $29.7 million and $81.5 million for effective tax rates of (0.4)% and (0.2)%, respectively.
The effective tax rate for the three months ended March 31, 2021 and 2020 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

16. Net Loss per Share Available to Common Stockholders
Net loss per share (basic) available to common stockholders is calculated by dividing net loss available to common stockholders by the weighted-average shares of common stock outstanding for the period. Net loss per share is the same for each class of common stock as they are entitled to the same liquidation and dividend rights. As a result, net loss per share (basic) and net loss per share (diluted) available to common stockholders are the same for both Class A and Class B common stock and are combined for presentation.
Net loss per share (diluted) is computed by using the if-converted method when calculating the potentially dilutive effect, if any, of our convertible notes. Net loss per share (diluted) available to common stockholders is then calculated by dividing the resulting adjusted net loss available to common stockholders by the combined weighted-average number of fully diluted common shares outstanding. There were no adjustments to net loss available to common stockholders (diluted). Equally, there were no adjustments to the weighted average number of outstanding shares of common stock (basic) in arriving at the weighted average number of outstanding shares (diluted), as such adjustments would have been antidilutive.
The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss available to Class A and Class B common stockholders	$(24,889)	$(75,949)
Denominator:
Weighted average shares of common stock, basic and diluted	170,745	123,763
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.15)	$(0.61)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three months presented as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2021	2020

Convertible notes	$14,187	$40,723
Stock options and awards	8,625	4,993
	$22,812	$45,716

17. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products, services, business strategies, and the sufficiency of our cash and our liquidity. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 26, 2021. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
COVID-19 Pandemic
General
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers, notwithstanding government “shelter in place” orders. Following CDC and local guidelines, during the first quarter of 2021 and at present, many of our employees continue to work from home unless they are directly supporting essential manufacturing production operations, installation work, service and maintenance activities and R&D. We have established protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, and temperature screenings upon entry. In addition, all individuals entering our facilities are required to wear face coverings and our policy is to direct them not to enter if they have COVID-19-like symptoms. We follow CDC and local guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Part II, Item 1A, Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and will continue to be adversely affected by the COVID-19 pandemic.
Liquidity and Capital Resources
COVID-19 created disruptions throughout various aspects of our business as noted herein, but had a limited impact on our results of operation throughout 2020 and the three months ended March 31, 2021. This is in part due to the fact that throughout 2020, we were conservative with our working capital spend, maintaining as much flexibility as possible around the timing of taking and paying for inventory and manufacturing our product while managing potential changes or delays in installations. We also improved our liquidity in 2020 through the issuance of the $230.0 million aggregate principal amount of our 2.5% Green Convertible Senior Notes due 2025 (the "Green Notes") in August 2020, the conversion of our 10% Convertible Promissory Notes due December 2021 (the “10% Convertible Notes”) and our 10% Constellation Promissory Note to December 2021 (the “10% Constellation Note”), and the redemption of our 10% Senior Secured Notes due July 2024 (the “10% Notes”). We did increase our working capital spend in the first quarter of 2021. We entered into new leases to ensure we had sufficient manufacturing facilities to meet anticipated demand in 2022, including new product line expansion. In addition, we also increased our working capital spend and resources to expand into new geographies both domestically and internationally.
Although, we believe we have the sufficient capital for these activities over the next 12 months, we may enter the equity market for additional expansion capital. Please refer to Note 7 - Outstanding Loans and Security Agreements in Part I, Item 1, Financial Statements; and Part II, Item 1A, Risk Factors – Risks Related to Our Liquidity – Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Sales

We have not seen any impact on our selling activity related to COVID-19 during the three months ended March 31, 2021.
Customer Financing

COVID-19 has resulted in a significant drop in the ability of many financiers (particularly financing institutions) to monetize tax credits. This is due to a drop in their taxable income stemming from losses due to the COVID-19 pandemic. We were able to obtain financing for our 2020 installations, but as of March 31, 2021, we were still in the process of securing financing for our 2021 installations. We are actively working with new sources of capital that could finance projects for our 2021 installations. We have experienced in the current environment an increase in the time needed to solidify new relationships. The travel restrictions and limited ability for financiers to conduct due diligence at our facilities has increased the timeline to reach closure with new financiers. In addition, our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers. Some of our customers’ credit ratings have recently fallen, which is impacting financing for their use of an Energy Server.

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
Installations and Maintenance of Energy Servers
Our installation and maintenance operations have been impacted by the COVID-19 pandemic in 2020 and these impacts continued during the three months ended March 31, 2021. Our installation projects have experienced delays and may continue to experience delays relating to, among other things, shortages in available parts and labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations; the stoppage of work by gas and electric utilities on which we are critically dependent for hook ups; and the unavailability of necessary civil and utility inspections as well as the review of our permit submissions and issuance of permits by multiple authorities that have jurisdiction over our activities. Our installations completed during the three months ended March 31, 2021 were minimally impacted by these factors, but given our mitigation strategies, we were able to complete our planned installations.
As to maintenance, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future. During the three months ended March 31, 2021, we experienced no delays in servicing our Energy Servers due to COVID-19.
Supply Chain
During 2020, we have experienced COVID-19 related delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers and adversely impact our cash flows and results of operations including revenue. We have a global supply chain and obtain components from Asia, Europe and India. In many cases, the components we obtain are jointly developed with our suppliers and unique to us, which makes it difficult to obtain and qualify alternative suppliers should our suppliers be impacted by COVID-19. During the three months ended March 31, 2021, we continued to experience supply chain disruptions due to COVID-19 with respect to logistics and container shortages. We put actions in place to mitigate the disruptions by booking alternate sea routes, creating virtual hubs and consolidating shipments coming from the same region.
If spikes in COVID-19 occur in regions in which our supply chain operates, which is currently happening in India, we could experience a delay in materials, which could in turn impact production and installations and our cash flow and results of operations, including revenue.
Manufacturing
As an essential business in both the states of California and Delaware, we have continued to manufacture Energy Servers, but have adopted strict measures to help keep our employees safe. These measures have decreased productivity to a limited extent, but our deployments, maintenance and installations have not yet been constrained by our current pace of manufacturing. As described above, we have established protocols to minimize the risk of COVID-19 transmission within our manufacturing facilities and follow CDC and local guidelines. We also instituted testing of individuals who come into our facilities. Even with these precautions, it is possible an asymptomatic individual could enter our facilities and transmit the virus to others. We have had positive tests and in such cases, we have followed CDC and local guidelines.
If we become aware of cases of COVID-19 among our employees, we notify those with whom the person is known to have been in contact, send the exposed employees home for at least 10 days and require all such employees to test negative before returning to work. Certain roles within our facilities involve greater mobility throughout our facilities and potential exposure to more employees. In the event an employee contracts COVID-19, or if we otherwise believe that a significant number of employees have been exposed and sent home, particularly in our manufacturing facilities, our production could be significantly impacted. Furthermore, since our manufacturing process requires tasks performed at both our California facility and Delaware facility, significant exposure at either facility would have a substantial impact on our overall production, and could adversely affect our cash flow and results of operations including revenue.
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

Purchase and Lease Options
Overview
Initially, we only offered our Energy Servers on a direct purchase basis, in which the customer purchases the product directly from us. We learned that while interested in our Energy Servers, some customers lacked the interest or financial capability to purchase our Energy Servers directly. Some of these customers were not in a position to optimize the use of federal tax benefits like the federal Investment Tax Credit ("ITC") or accelerated tax depreciation.
In order to expand our offerings to those unable or those who prefer to not directly purchase our Energy Servers and/or who prefer to contract for our services on a pay-as-you-go model, we subsequently developed three financing options that enabled customers' use of the Energy Servers without a direct purchase through third-party ownership financing arrangements.
Under the Traditional Lease option, a customer may lease one or more Energy Servers from a financial institution that purchases such Energy Servers. In most cases, the financial institution completes its purchase from us immediately after commissioning. We both (i) facilitate this financing arrangement between the financial institution and the customer and (ii) provide ongoing operations and maintenance services for the Energy Servers (such arrangement, a “Traditional Lease”).
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
Our capacity to offer our Energy Servers through any of these financed arrangements depends in large part on the ability of the financing party or parties involved to optimize the federal tax benefits associated with a fuel cell, like the ITC or accelerated tax depreciation. Interest rate fluctuations may also impact the attractiveness of any financing offerings for our customers, and currency exchange fluctuations may also impact the attractiveness of international offerings. Each of these financings is limited by the creditworthiness of the customer. Additionally, the Traditional Lease and Managed Services Financing options, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of our obligations under the customer agreement.
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
In most cases, we include the first year of performance warranties and guaranties in the sale price of the Energy Server. Typically, performance warranties and guaranties made for the benefit of the Customer are in the Managed Services Agreement or PPA, as the case may be. In a Portfolio Financing, the performance warranties and guaranties made for the benefit of the investors are in an operations and maintenance agreement ("O&M Agreement"). In a Traditional Lease or direct purchase option, the performance warranties and guaranties are in an extended maintenance service agreement.

Direct Purchase
There are customers who purchase our Energy Servers directly pursuant to a fuel cell system supply and installation agreement. With a direct purchase, the first year of warranties and guaranties are typically included in the sale price of the Energy Server. In connection with the purchase of Energy Servers, the customers enter into an O&M Agreement that provide for certain performance warranties and guaranties. The O&M Agreement may either be (i) for a one-year period, subject to annual renewal at the customer’s option, under which our customers have historically almost always renewed the O&M Agreement for an additional year each year, or (ii) for a fixed term, typically 15 years.
These performance guarantees are negotiated on a case-by-case basis, but we typically provide an output guaranty of 95% measured annually and an efficiency guaranty of 52% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the owner of the Energy Server(s). As of March 31, 2021, our obligation to make payments for underperformance on the direct purchase projects was capped at an aggregate total of approximately $93.7 million (including payments both for low output and for low efficiency). As of March 31, 2021, our aggregate remaining potential liability under this cap was approximately $73.1 million.
Overview of Financing and Lease Options
The substantial majority of bookings made in recent periods have been Managed Services Agreements and PPAs. Each of our financing and lease options is described in further detail below.
Managed Services Financing
Under our Managed Services Financing option, we enter into a Managed Services Agreement with a customer for a certain term. In exchange for the use of the Energy Server and its generated electricity, the customer makes a monthly payment. The monthly payment always includes a fixed monthly capacity-based payment, and in some cases also includes a performance-based payment based on the performance of the Energy Server. The fixed capacity-based payments made by the customer under the Managed Services Agreement are applied toward our obligation to pay down our periodic rent liability under a sale-leaseback transaction with an investor. The performance payment is transferred to us as compensation for operations and maintenance services and recognized as electricity revenue within the condensed consolidated statements of operations.
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
Our Managed Services Agreements typically provide only for performance warranties of both the efficiency and output of the Energy Server, all of which are written in favor of the customer. These types of projects typically do not include guaranties above the warranty commitments, but in projects where the customer agreement includes a service payment for our operations and maintenance, that payment is typically proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. This means that our service revenues may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of March 31, 2021, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Financings was performing at a lifetime average output of approximately 86%.
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
We also finance PPAs through a second type of Portfolio Financing pursuant to which we sell an entire Operating Company to an investor or tax equity partnership in which we do not have an equity interest (a “Third-Party PPA”). We recognize revenue on the sale of each Energy Server purchased by the Operating Company on acceptance. For further discussion, see Note 11 - Portfolio Financings in Part I, Item 1, Financial Statements.
When we finance a portfolio of Energy Servers and PPAs through a Portfolio Financing, we enter into a sale, engineering and procurement and construction agreement (“EPC Agreement”) and an O&M Agreement, in each case with the Operating Company that both is counter-party to the portfolio of PPAs and that will eventually own the Energy Servers. As counter-party to the portfolio of PPAs, the Operating Company, as owner of the Energy Servers, receives all customer payments generated under the PPAs, any ITC, all accelerated tax depreciation benefits, and any other available state or local benefits arising out of the ownership or operation of the Energy Servers, to the extent not already allocated to the end customer under the PPA.
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
As of March 31, 2021, we had incurred no liabilities to investors in Portfolio Financings due to failure to repair or replace Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties was capped at an aggregate total of approximately $114.3 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $105.5 million.
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
We have determined that we are the primary beneficiary in the PPA Entities, subject to reassessments performed as a result of upgrade transactions. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these entities, including the Energy Servers and lease income, in our condensed consolidated financial statements. We recognize the Equity Investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our condensed consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our condensed consolidated statements of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders' deficit and noncontrolling interest. Our condensed consolidated statements of cash flows reflect cash received from these investors as proceeds from investments by noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these investors as distributions payable to noncontrolling interests in subsidiaries on our condensed consolidated balance sheets. However, the Operating Companies are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the Operating Companies except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rate of return to the Equity Investors, or otherwise.
For further information about our Portfolio Financings, see Note 11 - Portfolio Financings in Part I, Item 1, Financial Statements.

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
The direct sales agreement in a Traditional Lease arrangement typically provides for performance warranties and guaranties of both the efficiency and output of our Energy Servers, all of which are written in favor of the customer. As of March 31, 2021, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties for projects financed pursuant to a Traditional Lease was capped contractually under the sales agreement between us and each customer at an aggregate total of approximately $6.0 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $2.9 million.
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
International Channel Partners
India. In India, sales activities are currently conducted by Bloom Energy (India) Pvt. Ltd., our wholly-owned indirect subsidiary; however, we continue to evaluate the Indian market to determine whether the use of channel partners would be a beneficial go-to-market strategy to grow our India market sales.
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
SK E&C Joint Venture Agreement. In September 2019, we entered into a joint venture agreement with SK E&C to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us, with the facility, which became operational in July 2020. Other than a nominal initial capital contribution by Bloom Energy, the joint venture will be funded by SK E&C. SK E&C, who currently acts as a distributor for our Energy Servers for the stationary utility and commercial and industrial market in the Republic of Korea, will be the primary customer for the products assembled by the joint venture.

Community Distributed Generation Programs
In July 2015, the state of New York introduced its Community Distributed Generation ("CDG") program, which extends New York’s net metering program in order to allow utility customers to receive net metering credits for electricity generated by distributed generation assets located on the utility’s grid but not physically connected to the customer’s facility. This program allows for the use of multiple generation technologies, including fuel cells. Since then the states of Connecticut and Maine have instituted a similar program and we expect that other states may adopt similar programs in the future. In June 2020, the New York Public Service Commission issued an Order that limited the CDG compensation structure for “high capacity factor resources,” including fuel cells, in a way that will make the economics for these types of projects more challenging in the future. However, the projects that were already under contract were grandfathered into the program under the previous compensation structure.
We have entered into sales, installation, operations and maintenance agreements with three developers for the deployment of our Energy Servers pursuant to the New York CDG program for a total of 441 systems. As of March 31, 2021, we have recognized revenue associated with 221 of such systems, which included 146 systems during the first quarter of 2021. We continue to believe that these types of subscriber-based programs could be a source of future revenue and will continue to look to generate sales through these programs during 2021.

Comparison of the Three Months Ended March 31, 2021 and 2020
Key Operating Metrics
In addition to the measures presented in the condensed consolidated financial statements, we use certain key operating metrics below to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions.
We no longer consider billings related to our products to be a key operating metric. Billings as a metric was introduced to provide insight into our customer contract billings as differentiated from revenue when a significant portion of those customer contracts had product and installation billings recognized as electricity revenue over the term of the contract instead of at the time of delivery or acceptance. Today, a very small portion of our customer contracts have revenue recognized over the term of the contract, and thus it is no longer a meaningful metric for us.
Acceptances
We use acceptances as a key operating metric to measure the volume of our completed Energy Server installation activity from period to period. Acceptance typically occurs upon transfer of control to our customers, which is either at the time when systems are shipped and delivered to our customers, or when the system is turned on and producing full power.
The product acceptances in the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

Product accepted during the period (in 100 kilowatt systems)	359	256	103	40.2%
Product accepted for the three months ended March 31, 2021 compared to the same period in 2020 increased by 103 systems, or 40.2%, as demand increased for our Energy Servers in the utility sector where we accepted 146 systems as part of the CDG program.

Our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	98%	98%
Managed Services	2%	2%
	100%	100%
The portion of total revenue attributable to each purchase option in the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	87%	85%
Traditional Lease	1%	1%
Managed Services	6%	7%
Portfolio Financings	6%	7%
	100%	100%
Costs Related to Our Products
Total product related costs for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

Product costs of product accepted in the period	$2,324 /kW	$2,514 /kW	$(190) /kW	(7.6)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$3,586	$6,354	$(2,768)	(43.6)%
Installation costs on product accepted in the period	$164 /kW	$784 /kW	$(620) /kW	(79.1)%
Product costs of product accepted for the three months ended March 31, 2021 compared to the same period in 2020 decreased by approximately $190 per kilowatt driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses for the three months ended March 31, 2021 compared to the same period in 2020 decreased by approximately $2.8 million primarily driven by higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization and higher utilization of inventory materials.
Installation costs on product accepted for the three months ended March 31, 2021 compared to the same period in 2020 decreased by approximately $620 per kilowatt. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, the customer's option to complete the installation of our Energy Servers themselves, and the timing between the delivery and final installation of our product acceptances under certain circumstances. As such, installation on a per kilowatt basis can vary significantly from period-to-period. For the three months ended March 31, 2021, the decrease in install cost was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our partner in the Republic of Korea or the final installation associated with a specific customer will be completed later in the year although the Energy Servers were delivered and accepted during the quarter.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 is presented below (in thousands, except percentage data).
Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product	$137,930	$99,559	$38,371	38.5%
Installation	2,659	16,618	(13,959)	(84.0)%
Service	36,417	25,147	11,270	44.8%
Electricity	17,001	15,375	1,626	10.6%
Total revenue	$194,007	$156,699	$37,308	23.8%
Total Revenue
Total revenue increased by $37.3 million, or 23.8%, for the three months ended March 31, 2021 as compared to the prior year period. This increase was primarily driven by a $38.4 million increase in product revenue and $11.3 million increase in service revenue partially offset by a $14.0 million decrease in installation revenue.
Product Revenue
Product revenue increased by $38.4 million, or 38.5%, for the three months ended March 31, 2021 as compared to the prior year period. The product revenue increase was driven primarily by a 40.2% increase in product acceptances enabled by the expansion of our CDG program. Product revenue was minimally impacted by price reductions on a per unit basis.
Installation Revenue
Installation revenue decreased by $14.0 million, or 84.0%, for the three months ended March 31, 2021 as compared to the prior year period. This decrease in installation revenue was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our partner in the Republic of Korea or the final installation associated with a specific customer will be completed later in the year although the Energy Servers were delivered and accepted during the quarter.
Service Revenue
Service revenue increased by $11.3 million, or 44.8% for the three months ended March 31, 2021 as compared to the prior year period. This was primarily due to the 25.5% increase in our installed base and the maintenance contract renewals associated with it including growth internationally, and our efforts to proactively manage the growing fleet.
Electricity Revenue
Electricity revenue increased by $1.6 million, or 10.6%, for the three months ended March 31, 2021 as compared to the prior year period due to the increase in the managed services asset base.

Cost of Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Product	$87,294	$72,489	$14,805	20.4%
Installation	4,625	20,779	(16,154)	(77.7)%
Service	36,118	30,970	5,148	16.6%
Electricity	11,319	12,530	(1,211)	(9.7)%
Total cost of revenue	$139,356	$136,768	$2,588	1.9%
Total Cost of Revenue
Total cost of revenue increased by $2.6 million, or 1.9%, for the three months ended March 31, 2021 as compared to the prior year period primarily driven by a $14.8 million increase in cost of product revenue and $5.1 million increase in cost of service revenue partially offset by a $16.2 million decrease in cost of installation revenue.
Cost of Product Revenue
Cost of product revenue increased by $14.8 million, or 20.4%, for the three months ended March 31, 2021 as compared to the prior year period. The cost of product revenue increase was driven primarily by a 40.2% increase in product acceptances, partially offset by ongoing cost reduction efforts, which reduced material, labor and overhead costs on a per unit basis by 12.3%.
Cost of Installation Revenue
Cost of installation revenue decreased by $16.2 million, or 77.7%, for the three months ended March 31, 2021 as compared to the prior year period. This decrease in cost of installation revenue, similar to the $14.0 million decrease in installation revenue, was driven by site mix as many of the acceptances did not have installation in the three months ended March 31, 2021.
Cost of Service Revenue
Cost of service revenue increased by $5.1 million, or 16.6%, for the three months ended March 31, 2021 as compared to the prior year period. This increase was primarily due to the 25.5% increase in our installed base and the maintenance contract renewals associated with it, partially offset by the significant improvements in power module life, cost reductions and our actions to proactively manage the fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue decreased by $1.2 million, or 9.7%, for the three months ended March 31, 2021 as compared to the prior year period, primarily due to the $0.8 million change in the fair value of the natural gas fixed price forward contract and lower property tax expenses.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020
	(dollars in thousands)
Gross profit:
Product	$50,636	$27,070	$23,566
Installation	(1,966)	(4,161)	2,195
Service	299	(5,823)	6,122
Electricity	5,682	2,845	2,837
Total gross profit	$54,651	$19,931	$34,720

Gross margin:
Product	37%	27%
Installation	(74)%	(25)%
Service	1%	(23)%
Electricity	33%	19%
Total gross margin	28%	13%
Total Gross Profit
Gross profit improved by $34.7 million in the three months ended March 31, 2021 as compared to the prior year period primarily driven by the improvement in our product category as it reaches gross margin of 37%, and our service category as it reaches profitability.
Product Gross Profit
Product gross profit increased by $23.6 million in the three months ended March 31, 2021 as compared to the prior year period. The improvement is driven by a 40.2% increase in product acceptances, and a 10% improvement in product gross margin as our per-unit product cost reduction of 12.3% outpaced our minimal product price reductions.
Installation Gross Loss
Installation gross loss decreased by $2.2 million in the three months ended March 31, 2021 as compared to the prior year period driven by the site mix, as many of the acceptances did not have installation in the current time period, and other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Service Gross Profit (Loss)
Service gross profit (loss) improved by $6.1 million in the three months ended March 31, 2021 as compared to the prior year period to achieve a positive gross margin of 1%. This was primarily due to the significant improvements in power module life, cost reductions, installed base and international growth, and our actions to proactively manage the fleet optimizations.
Electricity Gross Profit
Electricity gross profit improved by $2.8 million in the three months ended March 31, 2021 as compared to the prior year period mainly due to the increase in the managed service asset base and the $0.8 million change in the fair value of the natural gas fixed price forward contract.

Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$23,295	$23,279	$16	0.1%
Sales and marketing	19,952	13,949	6,003	43.0%
General and administrative	25,801	29,098	(3,297)	(11.3)%
Total operating expenses	$69,048	$66,326	$2,722	4.1%
Total Operating Expenses
Total operating expenses increased by $2.7 million in the three months ended March 31, 2021 as compared to the prior year period. This increase was primarily attributable to our investment in front-end origination’s capability both in the United States and internationally, investment in brand and product management, and our continued investment in our R&D capabilities to support our technology roadmap.
Research and Development
Research and development expenses stayed relatively flat in the three months ended March 31, 2021 as compared to the prior year period; however, we are shifting our investments from sustaining engineering projects for the current Energy Server platform, to continued development of the next generation platform and to support our technology roadmap enabling the hydrogen, electrolyzer, carbon capture, marine and biogas solutions.
Sales and Marketing
Sales and marketing expenses increased by $6.0 million in the three months ended March 31, 2021 as compared to the prior year period driven by the efforts to expand our United States and international sales force, as well as investment in brand and product management.
General and Administrative
General and administrative expenses decreased by $3.3 million in the three months ended March 31, 2021 as compared to the prior year period due to a $5.1 million reduction in legal expenses and $2.3 million reduction in stock-based compensation expenses, partially offset by a $3.1 million increase in outside services and consulting expenses, and $0.6 million increase in payroll spend.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$2,999	$5,507	$(2,508)	(45.5)%
Research and development	4,908	6,096	(1,188)	(19.5)%
Sales and marketing	4,085	3,890	195	5.0%
General and administrative	5,218	7,526	(2,308)	(30.7)%
Total stock-based compensation	$17,210	$23,019	$(5,809)	(25.2)%
Total stock-based compensation for the three months ended March 31, 2021 compared to the prior year period decreased by $5.8 million primarily driven by the vesting of the one-time employee grants at the time of IPO, which completed in July 2020.

Other Income and Expense

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Interest income	$74	$819	$(745)
Interest expense	(14,731)	(20,754)	6,023
Interest expense - related parties	—	(1,366)	1,366
Other expense, net	(85)	(8)	(77)
Loss on extinguishment of debt	—	(14,098)	14,098
Gain (loss) on revaluation of embedded derivatives	(518)	284	(802)
Total	$(15,260)	$(35,123)	$19,863
Interest Income
Interest income is derived from investment earnings on our cash balances primarily from money market funds.
Interest income for the three months ended March 31, 2021 as compared to the prior year period decreased by $0.7 million primarily due to the decrease in the rates of interest earned on our cash balances.
Interest Expense
Interest expense is from our debt held by third parties.
Interest expense for the three months ended March 31, 2021 as compared to the prior year period decreased by $6.0 million. This decrease was primarily due to lower interest expense as a result of refinancing our notes at a lower interest rate, and the elimination of the amortization of the debt discount associated with the 6% notes which have now been converted.
Interest Expense - Related Parties
Interest expense - related parties is from our debt held by related parties.
Interest expense - related parties for the three months ended March 31, 2021 as compared to the prior year period decreased by $1.4 million due to the conversion of all of our notes held by related parties during 2020.
Other Expense, net
Other expense, net is primarily derived from investments in joint ventures, plus the impact of foreign currency translation.
Other expense, net for the three months ended March 31, 2021 as compared to the prior year period decreased by $0.1 million due to changes in foreign currency translation expense and export incentive income.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended March 31, 2021 as compared to the prior year period improved by $14.1 million resulting from our debt restructuring and debt extinguishment in the prior year's period. There were no comparable debt restructuring activities in the current year's period.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain (loss) on revaluation of embedded derivatives for the three months ended March 31, 2021 as compared to the prior year period worsened by $0.8 million due to the change in fair value of our embedded EPP derivatives in our sales contracts.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$124	$124	$—	—%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards.
Income tax provision change for the three months ended March 31, 2021 as compared to the prior year period is immaterial.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(4,892)	$(5,693)	$801	(14.1)%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2021 as compared to the prior year period improved by $0.8 million due to increased losses in our PPA Entities, which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $180.7 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
As of March 31, 2021, we had $290.1 million of total outstanding recourse debt, $218.4 million of non-recourse debt and $19.9 million of other long-term liabilities. For a complete description of our outstanding debt, please see Note 7 - Outstanding Loans and Security Agreements in Part I, Item 1, Financial Statements.
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
Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional manufacturing space, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, our ability to secure financing for customer use of our Energy Servers, the timing of installations, and overall economic conditions including the impact of COVID-19 on our ongoing and future operations. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through an equity or debt financing. As of March 31, 2021, we were still working to secure financing for the planned installations of our energy servers in 2021. Failure to obtain this financing will affect our results of operations, including revenues and cash flows.
As of March 31, 2021, the current portion of our total debt is $118.5 million, all of which is outstanding non-recourse debt. We expect a certain portion of the non-recourse debt would be refinanced by the applicable PPA Entity prior to maturity.
A summary of our condensed consolidated sources and uses of cash, cash equivalents and restricted cash is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Net cash provided by (used in):
Operating activities	$(89,035)	$(27,948)
Investing activities	(12,932)	(12,360)
Financing activities	51,150	16,839

Net cash provided by (used in) our PPA Entities, which are incorporated into the condensed consolidated statements of cash flows was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

PPA Entities ¹
Net cash provided by PPA operating activities	$5,976	$10,258
Net cash used in PPA financing activities	(9,506)	(8,957)

1 The PPA Entities' operating and financing cash flows are a subset of our condensed consolidated cash flows and represent the stand-alone cash flows prepared in accordance with U.S. GAAP. Operating activities consist principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. Financing activities consist primarily of changes in debt carried by our PPAs, and payments from and distributions to noncontrolling partnership interests. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to condensed consolidated cash flows of the PPA Entities in which we have only a minority interest.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. The increase in cash used in operating activities during the three months ended March 31, 2021 as compared to the prior year period was primarily the result of our net working capital increase of $93.3 million in the three months ended March 31, 2021 to support a shipment to a customer in the Republic of Korea with collections expected in the three months ending June 30, 2021, and to build systems to satisfy demand in future quarters. In addition, we experienced decreases in deferred revenue and customer deposits, and accrued expenses and other current liabilities during the three months ended March 31, 2021.
Investing Activities
Our investing activities have consisted of capital expenditures that include increasing our production capacity. We expect to continue such activities as our business grows. Cash used in investing activities of $12.9 million during the three months ended March 31, 2021 was primarily the result of expenditures on tenant improvements for a newly leased engineering building in Fremont, California. We will continue to make payments in the three months ending June 30, 2021 to complete this project. We also signed another building lease in January 2021 for a new manufacturing facility in Fremont, California. We expect to make capital expenditures over the next few quarters to ready this facility for production, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities have consisted of borrowings and repayments of debt including to related parties, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests and redeemable noncontrolling interests, and the proceeds from the issuance of our common stock. Net cash provided by financing activities during the three months ended March 31, 2021 was $51.2 million, an increase of $34.3 million compared to the prior year period primarily due to proceeds from stock option exercises and our employee stock purchase plan.

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States ("U.S. GAAP") The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our discussion and analysis of our financial results under Results of Operations below are based on our audited results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these condensed consolidated financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the condensed consolidated financial condition and results of operations.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•    Revenue Recognition;
•    Leases: Incremental Borrowing Rate;
•    Stock-Based Compensation;
•    Income Taxes;
•    Principles of Consolidation; and
•    Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests and Redeemable Noncontrolling Interests
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 provides a more complete discussion of our critical accounting policies and estimates. During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates, except as noted below:

We adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. We applied the modified retrospective method as of January 1, 2021 in our condensed consolidated financial statements. Upon adoption of ASU 2020-06, we no longer record the conversion feature of convertible notes in equity. Instead, our convertible notes are accounted for as a single liability measured at their amortized cost and there is no longer a debt discount representing the difference between the carrying value, excluding issuance costs, and the principal of the convertible debt instrument. As a result, there is no longer interest expense relating to the amortization of the debt discount over the term of the convertible debt instrument. Similarly, the portion of issuance costs previously allocated to equity are now reclassified to debt and will be amortized as interest expense. As a result of this change in accounting policy, management no longer considers valuation of the Green Notes to be a critical accounting policy and estimate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during three months ended March 31, 2021. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for a more complete discussion of the market risks we consider.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there were no changes in our internal controls over financial reporting, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
ITEM 1 - LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 13 - Commitments and Contingencies in Part I, Item 1, Financial Statements.
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

ITEM 1A - RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the material risks and uncertainties described below that make an investment in us speculative or risky, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you decide to purchase our securities. The occurrence of one or more of these risks may cause the market price of our Class A common stock to decline, and you could lose all or part of your investment. It is not possible to predict or identify all such risks and uncertainties, as our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Risk Factor Summary

The following summarizes the more complete risk factors that follow. It should be read in conjunction with the complete Risk Factors section and should not be relied upon as an exhaustive summary of all the material risks facing our business.
Risks Related to Our Business, Industry and Sales
•The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance, which may make evaluating our business and future prospects difficult.
•Our products involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis, our business could be harmed.
•Our Energy Servers have significant upfront costs, and we will need to attract investors to help customers finance purchases.
•The economic benefits of our Energy Servers to our customers depend on the cost of electricity available from alternative sources, including local electric utility companies, and such cost structure is subject to change.
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
•The failure of our suppliers to continue to deliver necessary raw materials or other components of our Energy Servers in a timely manner and to specification could prevent us from delivering our products within required time frames and could cause installation delays, cancellations, penalty payments and damage to our reputation.
•We have, in some instances, entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
Risks Related to Government Incentive Programs
•Our business currently benefits from the availability of rebates, tax credits and other financial programs and incentives, and the reduction, modification, or elimination of such benefits could cause our revenue to decline and harm our financial results.
•We rely on tax equity financing arrangements to realize the benefits provided by ITCs and accelerated tax depreciation and in the event these programs are terminated, our financial results could be harmed.
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
•If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
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
•The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chairman and Chief Executive Officer, and also with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders, which limits or precludes your ability to influence corporate matters including the election of directors and the approval of any change of control transaction, and may adversely affect the trading price of our Class A common stock.
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
The distributed generation industry is still relatively nascent in an otherwise mature and heavily regulated industry, and we cannot be sure that potential customers will accept distributed generation broadly, or our Energy Server products specifically. Enterprises may be unwilling to adopt our solution over traditional or competing power sources for any number of reasons, including the perception that our technology or our company is unproven, lack of confidence in our business model, the perceived unavailability of back-up service providers to operate and maintain the Energy Servers, and lack of awareness of our product or their perception of regulatory or political headwinds. Because distributed generation is an emerging industry, broad acceptance of our products and services is subject to a high level of uncertainty and risk. If the market develops more slowly than we anticipate, our business will be harmed.
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
Our products involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis, our business could be harmed.
Our sales cycle is typically 12 to 18 months but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our product and our technology. The period between initial discussions with a potential customer and the eventual sale of even a single product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process that may further extend the sales cycle. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. Generally, the time between the entry into a sales contract with a customer and the installation of our Energy Servers can range from nine to twelve months or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and long installation cycles, we may expend significant resources without having certainty of generating a sale.
These lengthy sales and installation cycles increase the risk that an installation may be delayed and/or may not be completed. In some instances, a customer can cancel an order for a particular site prior to installation, and we may be unable to recover some or all of our costs in connection with design, permitting, installation and site preparations incurred prior to cancellation. Cancellation rates can be between 10% and 20% in any given period due to factors outside of our control, including an inability to install an Energy Server at the customer’s chosen location because of permitting or other regulatory issues, delays or unanticipated costs in securing interconnection approvals or necessary utility infrastructure, unanticipated changes in the cost, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business could be materially and adversely affected. Since, in general,we do not recognize revenue on the sales of our products until installation and acceptance, a small fluctuation in the timing of the completion of our sales transactions could cause operating results to vary materially from period to period.

Our Energy Servers have significant upfront costs, and we will need to attract investors to help customers finance purchases.

Our Energy Servers have significant upfront costs. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed various financing options that enabled customers use of the Energy Servers without a direct purchase through third-party ownership financing arrangements. For an overview of these different financing arrangements, please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Purchase and Lease Options. At present, we still had not secured funding for all of our planned installations in 2021. If we are not able to secure funding in a timely fashion, our results of operations and financial condition will be negatively impacted. We continue to innovate our customer contracts to attempt to attract new customers and these may have different terms and financing conditions from prior transactions.
We rely on and need to grow committed financing capacity with existing partners or attract additional partners to support our growth, finance new projects and new types of product offerings, including fuel cells for the hydrogen market. In addition, at any point in time, our ability to deploy our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including an investors ability to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. Additionally, the Traditional Lease option and the Managed Services Financing option, as with all leases, are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the Energy Servers or our performance of our obligations under the customer agreement. To the extent we are unable to arrange future financings for any of our current projects, our business would be negatively impacted.
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
The economic benefits of our Energy Servers to our customers depend on the cost of electricity available from alternative sources, including local electric utility companies, and such cost structure is subject to change.
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
Because our Energy Servers are designed to operate at a constant output 24x7, and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs and fees, interconnection agreements and net metering requirements are subject to changes in availability and terms and some jurisdictions do not allow interconnections or export at all. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate or in which we anticipate expanding into in the future could adversely affect the demand for our Energy Servers. For example, in California, the net metering tariff applicable to fuel cells currently expires in 2021. We are currently working on an alternative microgrid tariff that would be applicable to fuel cells. We cannot predict the outcome of the regulatory proceedings addressing such requirements, in which we remain an active participant. If there is not an economical tariff for fuel cells in California it may limit or end our ability to sell and install our Energy Servers in California.
We currently face and will continue to face significant competition.
We compete for customers, financing partners, and incentive dollars with other electric power providers. Many providers of electricity, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages. access to and influence with local and state governments, and access to more capital resources than us. Significant developments in alternative technologies, such as energy storage, wind, solar, or hydro power generation, or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion, or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited, which would adversely affect our business results.
We derive a substantial portion of our revenue and backlog from a limited number of customers, and the loss of or a significant reduction in orders from a large customer could have a material adverse effect on our operating results and other key metrics.
In any particular period, a substantial amount of our total revenue has and could continue to come from a relatively small number of customers. As an example, in the year ended December 31, 2020, two customers, SK E&C and Duke Energy, accounted for approximately 34% and 28% of our total revenue. A unit of The Southern Company wholly owns a Third-Party PPA, and that entity purchases Energy Servers, which are then provided to various end customers under PPAs. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer would materially and adversely affect our business results.
Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion.
We continue to develop new products for new markets and, as we move into those markets, we may need to identify new business partners and suppliers in order to facilitate such development and expansion, such as our entry into the hydrogen market. Identifying such partners and suppliers is a lengthy process and is subject to significant risks and uncertainties, such as an inability to negotiate mutually-acceptable terms for the partnership. In addition, there could be delays in the design, manufacture and installation of such new products and we may not be timely in the development of new products, limiting our ability to expand our business and harming our financial condition and results of operations.

Risks Related to Our Products and Manufacturing
Our business has been and continues to be adversely affected by the COVID-19 pandemic.
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. The precautions that we have implemented in our operations may not be sufficient to prevent exposure to COVID-19, and it is possible an asymptomatic individual could enter our facilities and transmit the virus to others.
In addition, certain roles within our facilities involve greater mobility throughout our facilities and potential exposure to more employees. In the event one of such employees suffers from COVID-19, or if we otherwise believe that a significant number of employees have been exposed and sent home, particularly in our manufacturing facilities, our production could be significantly impacted. Furthermore, since our manufacturing process involves tasks performed at both our California facility and Delaware facility, significant exposure at either facility would have a substantial impact on our overall production, and in such case, our cash flow and results of operations including revenue will be adversely affected.
We have experienced COVID-19 related delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers and adversely impact our cash flows and results of operations including revenue. Alternative or replacement suppliers, may not be available and ongoing delays could affect our business and growth. For example, particular suppliers on which we rely were shut down in 2020, and we were not able to obtain all the needed parts. We may experience future disruptions in the availability or price of these or other parts, and we cannot guarantee that we will succeed in finding alternate suppliers that are able to meet our needs. In addition, international air and sea logistics systems have been heavily impacted by the COVID-19 pandemic. Air carriers have significantly reduced their passenger and air freight capacity, and many ports are either temporarily closed or have reduced their hours of operation. Actions by government agencies may further restrict the operations of freight carriers, which would negatively impact our ability to receive the parts and supplies we need to manufacture our Energy Servers or to deliver them to our customers.
As discussed elsewhere, we also rely on third party financing for our customers’ purchases of our Energy Server and the current environment may cause third party financiers experience liquidity problems or elect to suspend or cancel investments in our projects, an inability to secure financing for our customer purchases, an increase in the time to solidify new relationships, and negative impacts on the creditworthiness of our customers. If we are delayed in obtaining financing for the purchase of our Energy Servers on behalf of our customers, our cash flow and results of operations, including revenue will be adversely affected. For the three months ended March 31, 2021, we were delayed in obtaining financing for our 2021 installations and cash flow was impacted as we did not receive deposits from financiers in advance of purchase of our Energy Servers. If delays in financing continue, then our cash flows, results of operations and revenue will be adversely impacted.
Our installation and maintenance operations have also been, and will continue to be, adversely impacted by the COVID-19 pandemic. For example, our installation projects have experienced and may continue to experience delays relating to, among other things, shortages in available labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations; the stoppage of work by gas and electric utilities on which we are critically dependent for hook ups; and the unavailability of necessary civil and utility inspections as well as the review of our permit submissions and issuance of permits by multiple authorities that have jurisdiction over our activities.
We are not the only business impacted by these shortages and delays, which means that we may in the future face increased competition for scarce resources, which may result in continuing delays or increases in the cost of obtaining such services, including increased labor costs and/or fees to expedite permitting. In addition, we have experienced interruptions and delays caused by confusion related to exemptions for “essential business” among our suppliers and their sub-contractors and the relevant permitting utilities related to our construction activities. Future changes in applicable government orders or regulations, or changes in the interpretation of existing orders or regulations, could result in reductions in the scope of permitted construction activities or prohibitions on such activities. An inability to install our Energy Servers would negatively impact our acceptances, and thereby impact our cash flows and results of operations, including revenue.
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

We continue to remain in close communication with our manufacturing facilities, employees, customers, suppliers and partners, but there is no guarantee we will be able to mitigate the impact of this dynamic and evolving situation.
Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner.
To the extent we are successful in growing our business, we may need to increase our production capacity. For example, we recently entered leased a new facility to increase our production capacity in order to meet our planned 2021 production targets, but we still need to complete the required build out in a timely manner. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risks and uncertainties, including the following:
•The risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside our control, which may include delays in government approvals, burdensome permitting conditions, and delays in the delivery of manufacturing equipment and subsystems that we manufacture or obtain from suppliers.
•Adding manufacturing capacity in any international location will subject us to new laws and regulations including those pertaining to labor and employment, environmental and export / import. In addition, it brings with it the risk of managing larger scale foreign operations.
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
If we are unable to expand our manufacturing facilities or develop our existing facilities in a timely manner, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. In addition, if any of our supply chain partners suffer from capacity constraints, deployment delays, work stoppages or any other reduction in output, we may be unable to meet our delivery schedule, which could result in lost revenue and deployment delays that could harm our business and customer relationships. If the demand for our Energy Servers or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and our results of operations.
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
As of March 31, 2021, we had a total of 23 megawatts in total deployed early generation servers, including our first and second generation servers, out of our total acceptances, net of 568 megawatts. None of these early generation servers are recognized as our property, plant and equipment. We expect that our deployed early generation Energy Servers, if not upgraded with our more current generation power modules, may continue to perform at a lower output and efficiency level and, as a result, the maintenance costs may exceed the contracted prices that we expect to generate if our customers continue to renew their maintenance service agreements with respect to those servers. Further, the Energy Servers held on our condensed consolidated financial statements, including those acquired through our Managed Services Financing option and our Portfolio Financings, could be impaired or have their useful life shortened in the future if adequate maintenance services are not performed or if a determination is made to upgrade the Energy Servers.
Our business is subject to risks associated with construction, utility interconnection, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Because we generally do not recognize revenue on the sales of our Energy Servers until installation and acceptance except where a third party is responsible for installation (such as in our sales in the Republic of Korea and certain cases in the United States), our financial results depend to a large extent on the timeliness of the installation of our Energy Servers.

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
The failure of our suppliers to continue to deliver necessary raw materials or other components of our Energy Servers in a timely manner and to specification could prevent us from delivering our products within required time frames and could cause installation delays, cancellations, penalty payments, and damage to our reputation.
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
Moreover, we have in the past and may in the future experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained (particularly China, India and Taiwan), changes in the general macroeconomic outlook, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies such as the COVID-19 pandemic, civil strife, strikes, insurrections, acts of terrorism, acts of war, or natural disasters. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our Energy Servers or increase their costs or service costs of our existing portfolio of Energy Servers under maintenance services agreements. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our Energy Servers to our customers within required time frames, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs, and cause damage to our reputation.
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
Possible new trade tariffs could have a material adverse effect on our business.
Our business is dependent on the availability of raw materials and components for our Energy Servers, particularly electrical components common in the semiconductor industry, specialty steel products / processing and raw materials. Tariffs imposed on steel and aluminum imports have increased the cost of raw materials for our Energy Servers and decreased the available supply. Additional new trade tariffs or other trade protection measures that are proposed or threatened and the potential escalation of a trade war and retaliation measures could have a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to Government Incentive Programs
Our business currently benefits from the availability of rebates, tax credits and other financial programs and incentives, and the reduction, modification, or elimination of such benefits could cause our revenue to decline and harm our financial results.
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the United States also provide incentives to end users and purchasers of our Energy Servers. We currently have operations and sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, our "Asia Pacific region"), where in some locations such as the Republic of Korea, Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in ten U.S. states, each of which may have its own enabling policy framework. We rely on these governmental rebates, tax credits, and other financial incentives to lower the effective price of the Energy Servers to our customers in the U. S. and the Asia Pacific region. Financiers and Equity Investors in our PPA Programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.

For example, the RPS is scheduled to be replaced at the beginning of 2022 with the Hydrogen Portfolio Standard (“HPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the HPS to require 100% hydrogen as an input fuel for fuel cell projects. The Ministry of Trade, Industry, and Economy is running a stakeholder process in 2021 to determine the specifics of the HPS incentive mechanism. For the three months ended March 31, 2021 and for the year ended December 31, 2020, our revenue in the Republic of Korea accounted for 43% and 34% of our total revenue, respectively. Therefore, if sales of our Energy Servers to this market decline in the future, this may have a material adverse effect on our financial condition and results of operations.
As another example, in the United States, commercial purchasers of fuel cells are eligible to claim the federal ITC. While the current administration has proposed extending the ITC for up to 10 years as part of its infrastructure plan, under current law the ITC will phase out on December 31, 2023, as noted below:
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
As another example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. It is not yet clear that the FC NEM tariffs will be available for new installations after December 31, 2021 and installations that are currently on FC NEM tariffs will have to meet more stringent standards regarding the emissions of greenhouse gases that are under development in order to remain eligible for the FC NEM tariffs. It is not certain that our efforts to obtain an acceptable substitute prior to that deadline will be successful. If our customers are unable to interconnect under the FC NEM tariffs the costs of interconnection may increase and such an increase may negatively impact demand for our products. Additionally, the uncertainty regarding the requirements for continued service under the FC NEM tariffs may negatively impact the perceived value or risks of our products, which may negatively impact demand for our products. Recognizing this, we are working with the appropriate regulatory channels to establish interconnection opportunities through an active proceeding at the California Public Utilities Commission. The proceeding, which is focused on the commercialization of microgrids, is currently ongoing, and we anticipate clarity on interconnection opportunities by late 2021.
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
We rely on tax equity financing arrangements to realize the benefits provided by ITCs and accelerated tax depreciation and in the event these programs are terminated, our financial results could be harmed.
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
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams per liter. A small amount of benzene found in the public natural gas supply (equivalent to what is present in one gallon of gasoline in an automobile fuel tank, which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers that are typically replaced once every 15 to 36 months by us from customers’ sites. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers relying upon a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although over the years and with the approval of two states, we believed that we operated under the exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. In order to put this matter behind us and with no admission of law or fact, we agreed to a consent agreement that was ratified and incorporated by reference into a final order that was entered by an Environmental Appeals Judge for EPA’s Environmental Appeals Board in May of 2020. Consistent with the consent agreement and final order, a final payment of approximately $1.2 million was made in the fourth quarter of 2020 and

EPA has confirmed the matter is formally resolved. Additionally, a nominal penalty was paid to a state agency under that state’s environmental laws relating to the operation of our Energy Server under the exemption prior to the issuance of the revised EPA guidance.
Small amounts of chromium in the hexavalent form (“CR+6”), were previously a concern. Our Energy Servers do not present a significant health hazard based on our modeling, testing methodology, and measurements. There are several supporting elements to this position including that the potential for CR+6 emissions from our Energy Servers are in very low concentrations, are emitted as nanoparticles that convert to the non-hazardous form CR+3 rapidly, are quickly dispersed into the air, and are not emitted in close proximity to locations where people would be expected to have a prolonged exposure. Nevertheless, we have engineered a technology solution that we are deploying.
Several states in which we currently operate, including California, require permits for emissions of air pollutants based on the quantity of emissions, most of which require permits only for quantities of emissions that are higher than those observed from our Energy Servers. Other states in which we operate, including New York, New Jersey, and North Carolina, have specific exemptions for fuel cells. Some states in which we operate have CR+6 limits that are an order of magnitude over our operating range. Within California, the Bay Area Air Quality Management District requires a permit for emissions that are more than 0.00051 lbs/year. Other California regulations require that levels of CR+6 be below 0.00005 µg/m³, which is the level that triggers a Proposition 65 warning regarding the presence of CR+6 unless it can be shown to be at levels that do not pose a significant health risk. We have determined that the standards applicable in California in this regard are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date, therefore, deployment of our solution has been focused on California's standards.
While we seek to comply with air quality and emission standards in every region in which we operate, it is possible that certain customers in other regions may request that we provide a new technology solution for their Energy Servers to comply with the stricter standards imposed by California. We currently plan to satisfy these requests from customers. Failure or delay in attaining regulatory approval could result in our not being able to operate in a particular local jurisdiction.
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
Although the current generation of our Energy Servers running on natural gas produce nearly 23% less carbon emissions compared to the average of U.S. combustion power generation, the operation of our Energy Servers does produce carbon dioxide ("CO2"), which has been shown to be a contributing factor to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes (or a lack of change to comprehensively recognize the risks of climate change and recognize the benefit of our technology as one means to maintain reliable and resilient electric service with a lower greenhouse gas emission profile) in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers, or we could be prohibited from completing new installations or continuing to operate existing projects. Certain municipalities in California have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.

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
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For information regarding pending legal proceedings, please see Part II, Item 1, Legal Proceedings and Note 13 - Commitments and Contingencies in Part I, Item 1, Financial Statements. In addition, since our Energy Server is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the development of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of March 31, 2021, we had an accumulated deficit of $3.1 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
•whether we are able to structure our sales agreements in a manner that would allow for the product and installation revenue to be recognized upfront;
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
Our revenue-generating transactions include the Traditional Lease, Managed Services Financings, sales to international channel partners, and Portfolio Financings, all of which are accounted for differently in our condensed consolidated financial statements. Many of the accounting rules related to our financing transactions are complex and require experienced and highly skilled personnel to review and interpret the proper accounting treatment with respect thereto. Competition for senior finance and accounting personnel in the San Francisco Bay Area who have public company reporting experience is intense, and if we are unable to recruit and retain personnel with the required level of expertise to evaluate and accurately classify our revenue-producing transactions, our ability to accurately report our financial results may be harmed.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error if we are unable to implement key operation controls around pricing, spending and other financial processes. For example, prior to our adoption of Section 404B of the Sarbanes-Oxley Act, we identified a material weakness in our internal control over financial reporting at December 31, 2019 related to the accounting for and disclosure of complex or non-routine transactions, which has been remediated. If we are unable to successfully maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our Class A common stock.
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

As of March 31, 2021, we and our subsidiaries had approximately $508.5 million of total consolidated indebtedness, of which an aggregate of $290.1 million represented indebtedness that is recourse to us, all of which is classified as non-current. Of this $290.1 million in debt, $68.7 million represented debt under our 10.25% Senior Secured Notes (the "10.25% Senior Secured Notes"), and $221.4 million represented debt under the $230.0 million aggregate principal amount of our 2.50% Green Convertible Senior Notes due 2025 (the "Green Notes"). In addition, our PPA Entities’ (defined herein) outstanding indebtedness of $218.4 million represented indebtedness that is non-recourse to us. For a description and definition of PPA Entities, please see Part I, Item 2, Management’s Discussion and Analysis – Purchase and Lease Options – Portfolio Financings. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things:
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
As of March 31, 2021, we and our subsidiaries have approximately $508.5 million of total consolidated indebtedness, including $118.5 million in short-term debt and $390.0 million in long-term debt. Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market.
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
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an operations and maintenance agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, a PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of March 31, 2021, conflicts of interest may arise in the future that cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
Expanding operations internationally could expose us to additional risks.
Although we currently primarily operate in the United States, we continue to expand our business internationally. We currently have operations in the Asia Pacific region and more recently Dubai, United Arab Emirates. Managing any international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:
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
In addition, a portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful, which may harm our ability for future growth.
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
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, our Energy Servers are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. The security of our infrastructure, including the network that connects our Energy Servers to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a material adverse impact on our business and our Energy Servers in the field, and the protective measures we have taken may be insufficient to prevent such events. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyber-attacks, negligence, or other reasons could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our Energy Servers and could result in disruption to our business and potentially legal liability. In addition, if certain of our IT systems failed, our production line might be affected, which could impact our business and operating results. These events, in addition to impacting our financial results, could result in significant costs or reputational consequences.
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
The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chairman and Chief Executive Officer, and also with those stockholders who held our capital stock prior to the completion of our initial public offering, including our directors, executive officers and significant stockholders, which limits or precludes your ability to influence corporate matters including the election of directors and the approval of any change of control transaction, and may adversely affect the trading price of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2021, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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

ITEM 2 -UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 - EXHIBITS
Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
10.1		Lease Agreement between Pacific Commons Owner, LP, and Bloom Energy Corporation entered into as of March 13, 2021				Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Confidential treatment requested with respect to portions of this exhibit.
x	Portions of this exhibit are redacted as permitted under Regulation S-K, Rule 601.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	May 6, 2021	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)