Form 10-Q
period 2021-06-30
Bloom Energy Corp
filed 2021-08-06
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021
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
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of July 27, 2021 was as follows:
Class A Common Stock, $0.0001 par value 145,819,844 shares
Class B Common Stock, $0.0001 par value 27,766,429 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2021

Unless the context otherwise requires, the terms "we," "us," "our," and "Bloom Energy," each refer to Bloom Energy Corporation and all of its subsidiaries.

Table of Contents
Index to Financial Statements
Part I
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and par value)
(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents[1]	$203,956	$246,947
Restricted cash[1]	60,584	52,470
Accounts receivable[1]	54,468	96,186
Contract assets	18,638	3,327
Inventories	163,317	142,059
Deferred cost of revenue	36,273	41,469
Customer financing receivable[1]	5,603	5,428
Prepaid expenses and other current assets[1]	23,061	30,718
Total current assets	565,900	618,604
Property, plant and equipment, net[1]	611,371	600,628
Operating lease right-of-use assets	69,708	35,621
Customer financing receivable, non-current[1]	42,457	45,268
Restricted cash, non-current[1]	135,988	117,293
Deferred cost of revenue, non-current	2,683	2,462
Other long-term assets[1]	35,921	34,511
Total assets	$1,464,028	$1,454,387
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ (Deficit) Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$87,132	$58,334
Accrued warranty	7,697	10,263
Accrued expenses and other current liabilities[1]	96,051	112,004
Deferred revenue and customer deposits[1]	79,262	114,286
Operating lease liabilities	5,375	7,899
Financing obligations	13,819	12,745
Recourse debt	2,020	—
Non-recourse debt[1]	117,690	120,846
Total current liabilities	409,046	436,377
Deferred revenue and customer deposits, non-current[1]	79,059	87,463
Operating lease liabilities, non-current	78,441	41,849
Financing obligations, non-current	459,887	459,981
Recourse debt, non-current	288,650	168,008
Non-recourse debt, non-current[1]	98,093	102,045
Other long-term liabilities	20,904	17,268
Total liabilities	1,434,080	1,312,991

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	334	377
Stockholders’ (deficit) equity:
Preferred stock: 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Common stock: $0.0001 par value; Class A shares - 600,000,000 shares authorized and 145,632,567 shares and 140,094,633 shares issued and outstanding and Class B shares - 600,000,000 shares authorized and 27,769,593 shares and 27,908,093 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	17	17
Additional paid-in capital	3,155,917	3,182,753
Accumulated other comprehensive loss	(124)	(9)
Accumulated deficit	(3,177,381)	(3,103,937)
Total stockholders’ (deficit) equity	(21,571)	78,824
Noncontrolling interest	51,185	62,195
Total liabilities, redeemable noncontrolling interest, stockholders' (deficit) equity and noncontrolling interest	$1,464,028	$1,454,387
1We have variable interest entities, which represent a portion of the consolidated balances recorded within these financial statement line items in the condensed consolidated balance sheets (see Note 11 - Portfolio Financings).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Product	$146,867	$116,197	$284,797	$215,756
Installation	28,879	29,839	31,538	46,457
Service	35,707	26,208	72,124	51,355
Electricity	17,017	15,612	34,018	30,987
Total revenue	228,470	187,856	422,477	344,555
Cost of revenue:
Product	108,891	83,127	196,185	155,616
Installation	36,515	38,287	41,140	59,066
Service	35,565	28,652	71,683	59,622
Electricity	10,155	11,541	21,474	24,071
Total cost of revenue	191,126	161,607	330,482	298,375
Gross profit	37,344	26,249	91,995	46,180
Operating expenses:
Research and development	25,673	19,377	48,968	42,656
Sales and marketing	22,727	11,427	42,679	25,376
General and administrative	31,655	24,945	57,456	54,043
Total operating expenses	80,055	55,749	149,103	122,075
Loss from operations	(42,711)	(29,500)	(57,108)	(75,895)
Interest income	76	332	150	1,151
Interest expense	(14,553)	(14,374)	(29,284)	(35,128)
Interest expense - related parties	—	(794)	—	(2,160)
Other income (expense), net	22	(3,913)	(63)	(3,921)
Loss on extinguishment of debt	—	—	—	(14,098)
(Loss) gain on revaluation of embedded derivatives	(942)	412	(1,460)	696
Loss before income taxes	(58,108)	(47,837)	(87,765)	(129,355)
Income tax provision	313	141	437	265
Net loss	(58,421)	(47,978)	(88,202)	(129,620)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(4,558)	(5,466)	(9,450)	(11,159)
Net loss attributable to Class A and Class B common stockholders	$(53,863)	$(42,512)	$(78,752)	$(118,461)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.31)	$(0.34)	$(0.46)	$(0.95)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	172,749	125,928	171,753	124,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(58,421)	$(47,978)	$(88,202)	$(129,620)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale securities	—	(23)	—	(23)
Change in derivative instruments designated and qualifying as cash flow hedges	1,385	(503)	(3,268)	(8,717)
Foreign currency translation adjustment	4	—	(224)	—
Other comprehensive income (loss), net of taxes	1,389	(526)	(3,492)	(8,740)
Comprehensive loss	(57,032)	(48,504)	(91,694)	(138,360)
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(5,941)	(5,968)	(6,291)	(19,870)
Comprehensive loss attributable to Class A and Class B stockholders	$(51,091)	$(42,536)	$(85,403)	$(118,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Stockholders' (Deficit) Equity and Noncontrolling Interest
(in thousands, except share data) (unaudited)

	Three Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
		Shares	Amount
Balances at March 31, 2021	$356	172,099,453	$17	$3,129,687	$(126)	$(3,123,518)	$6,060	$57,986
Issuance of restricted stock awards	—	811,162	—	—	—	—	—	—
Exercise of stock options	—	491,545	—	7,715	—	—	7,715	—
Stock-based compensation	—	—	—	18,515	—	—	18,515	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	(1,385)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(882)
Foreign currency translation adjustment	—	—	—	—	2	—	2	2
Net loss	(22)	—	—	—	—	(53,863)	(53,863)	(4,536)
Balances at June 30, 2021	$334	173,402,160	$17	$3,155,917	$(124)	$(3,177,381)	$(21,571)	$51,185

	Three Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at March 31, 2020	$67	125,150,690	$12	$2,689,208	$14	$(3,022,333)	$(333,099)	$73,867
Conversion of Notes	—	4,718,128	1	41,129	—	—	41,130	—
Issuance of restricted stock awards	—	309,547	—	—	—	—	—	—
Exercise of stock options	—	59,924	—	341	—	—	341	—
Stock-based compensation	—	—	—	17,212	—	—	17,212	—
Unrealized loss on available for sale securities	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	(503)
Distributions to noncontrolling interests	(16)	—	—	—	—	—	—	(1,530)
Net income (loss)	67	—	—	—	—	(42,512)	(42,512)	(5,532)
Balances at June 30, 2020	$118	130,238,289	$13	$2,747,890	$(9)	$(3,064,845)	$(316,951)	$66,302

	Six Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2020	$377	168,002,726	$17	$3,182,753	$(9)	$(3,103,937)	$78,824	$62,195
Cumulative effect upon adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(126,799)	—	5,308	(121,491)	—
Issuance of restricted stock awards	—	1,951,664	—	—	—	—	—	—
ESPP purchase	—	977,508	—	4,726	—	—	4,726	—
Exercise of stock options	—	2,470,262	—	60,942	—	—	60,942	—
Stock-based compensation	—	—	—	34,295	—	—	34,295	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	3,268
Distributions to noncontrolling interests	(17)	—	—	—	—	—	—	(4,745)
Foreign currency translation adjustment	—	—	—	—	(115)	—	(115)	(109)
Net loss	(26)	—	—	—	—	(78,752)	(78,752)	(9,424)
Balances at June 30, 2021	$334	173,402,160	$17	$3,155,917	$(124)	$(3,177,381)	$(21,571)	$51,185

	Six Months Ended June 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2019	$443	121,036,289	$12	$2,686,759	$19	$(2,946,384)	$(259,594)	$91,291
Conversion of Notes	—	4,718,128	1	41,129	—	—	41,130	—
Adjustment of embedded derivative for debt modification	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	3,320,153	—	—	—	—	—	—
ESPP purchase	—	992,846	—	4,177	—	—	4,177	—
Exercise of stock options	—	170,873	—	1,008	—	—	1,008	—
Stock-based compensation	—	—	—	38,888	—	—	38,888	—
Unrealized loss on available for sale securities	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(5)	—	(5)	(8,712)
Distributions to noncontrolling interests	(17)	—	—	—	—	—	—	(5,427)
Net loss	(308)	—	—	—	—	(118,461)	(118,461)	(10,850)
Balances at June 30, 2020	$118	130,238,289	$13	$2,747,890	$(9)	$(3,064,845)	$(316,951)	$66,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(88,202)	$(129,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,808	25,852
Non-cash lease expense	4,520	2,759
Impairment of equity method investment	—	4,236
Revaluation of derivative contracts	462	(72)
Stock-based compensation expense	36,343	41,652
Loss on extinguishment of debt	—	14,098
Amortization of debt issuance costs and premium, net	1,900	(470)
Changes in operating assets and liabilities:
Accounts receivable	41,718	(11,531)
Contract assets	(15,311)	(256)
Inventories	(21,026)	(3,532)
Deferred cost of revenue	4,984	(9,995)
Customer financing receivable	2,636	2,490
Prepaid expenses and other current assets	7,656	7,314
Other long-term assets	(1,410)	(3,574)
Accounts payable	29,449	8,831
Accrued warranty	(2,565)	(159)
Accrued expenses and other current liabilities	(16,225)	13,509
Operating lease right-of-use assets and operating lease liabilities	(5,140)	(2,973)
Deferred revenue and customer deposits	(43,428)	2,907
Other long-term liabilities	1,529	(1,701)
Net cash used in operating activities	(35,302)	(40,235)
Cash flows from investing activities:
Purchase of property, plant and equipment	(34,461)	(19,560)
Net cash used in investing activities	(34,461)	(19,560)
Cash flows from financing activities:
Proceeds from issuance of debt	—	70,000
Proceeds from issuance of debt to related parties	—	30,000
Repayment of debt	(7,838)	(82,248)
Repayment of debt - related parties	—	(2,105)
Debt issuance costs	—	(3,371)
Proceeds from financing obligations	7,123	—
Repayment of financing obligations	(6,387)	(5,111)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(4,762)	(5,815)
Proceeds from issuance of common stock	65,668	5,186
Net cash provided by financing activities	53,804	6,536
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(223)	—
Net decrease in cash, cash equivalents, and restricted cash	(16,182)	(53,259)
Cash, cash equivalents, and restricted cash:
Beginning of period	416,710	377,388
End of period	$400,528	$324,129

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,219	$34,487
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,132	4,482
Operating cash flows from financing leases	259	20
Cash paid during the period for income taxes	185	224
Non-cash investing and financing activities:
Increase in recourse debt, non-current upon adoption of ASU 2020-06, net (Note 2)	$121,491	$—
Liabilities recorded for property, plant and equipment	11	494
Operating lease liabilities arising from obtaining right-of-use assets upon adoption of new lease guidance	—	39,775
Recognition of operating lease right-of-use asset during the year-to-date period	40,762	3,333
Recognition of financing lease right-of-use asset during the year-to-date period	1,335	251
Conversion of 5% debt financing into additional paid-in capital	—	41,130
Accrued distributions to equity investors	—	2
Accrued debt issuance costs	—	1,220
Adjustment of embedded derivative related to debt extinguishment	—	24,071
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
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic There have been a number of supply chain disruptions throughout the global supply chain as countries are in various stages of opening up and demand for certain components increases. Although we were able to find alternatives for many component shortages, we experienced some delays and cost increases with respect to logistics and container shortages.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2020, we had $290.7 million of total outstanding recourse debt as of June 30, 2021, $288.6 million of which is classified as long-term debt. Our recourse debt scheduled repayments will commence in June 2022.
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
As disclosed in the 2020 Annual Report on Form 10-K, effective on December 31, 2020, we lost our emerging growth company ("EGC") status which accelerated the adoption of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). As a result, we adjusted our previously reported condensed consolidated financial statements effective January 1, 2020.
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
Other accounting estimates include variable consideration relating to product performance guaranties, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, product performance warranties and guaranties and extended maintenance, derivative valuations, estimates for recapture of the U.S. investment tax credit ("ITC") and similar federal tax benefits, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, and stock-based compensation expense. In addition, because the duration and severity of the COVID-19 pandemic is uncertain, certain of such estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, India and the Republic of Korea (collectively, the "Asia Pacific region"). In the three and six months ended June 30, 2021, total revenue in the Asia Pacific region was 34% and 39%, respectively, of our total revenue. In the three and six months ended June 30, 2020, total revenue in the Asia Pacific region was 30% and 33%, respectively, of our total revenue.
Credit Risk - At June 30, 2021 and December 31, 2020, SK Engineering and Construction Co., Ltd. ("SK E&C"), accounted for approximately 47% and 56% of accounts receivable, respectively. At June 30, 2021 RAD Bloom Project Holdco LLC, accounted for approximately 29% of accounts receivable and none at December 31, 2020. To date, we have not experienced any credit losses.
Customer Risk - During the three months ended June 30, 2021, three customers represented 31%, 26% and 12%, respectively, of our total revenue. During the six months ended June 30, 2021, two customers represented 36% and 14% of our total revenue, respectively.
2. Summary of Significant Accounting Policies
Please refer to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Revenue Recognition
We primarily earn product and installation revenue from the sale and installation of our Energy Servers, service revenue by providing services under operations and maintenance services contracts, and electricity revenue by selling electricity to customers under PPAs. We offer our customers several ways to finance their use of a Bloom Energy Server. Customers, including some of our international channel providers and Third Party PPAs, may choose to purchase our Energy Servers outright. Customers may also enter into service contracts with us for the purchase of electricity generated by our Energy Servers (a "Managed Services Arrangement"), which is then financed through one of our financing partners ("Managed Services Financing"), or as a traditional lease. Finally, customers may purchase electricity through our PPA Entities ("Portfolio Financings").

Revenue Recognition Under ASC 606 Revenue from Contracts with Customers
In applying Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), revenue is recognized by following a five-step process:
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
Determine the transaction price. The purchase price stated in an agreed-upon purchase order or contract is generally representative of the transaction price. When determining the transaction price, we consider the effects of any variable consideration, which include performance guarantees that may be payable to our customers.
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
We exclude from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. These tax amounts are recorded in cost of electricity revenue, cost of service revenue, and general and administrative operating expense.
We allocate the transaction price to each distinct performance obligation based on relative standalone selling prices. Given that we typically sell an Energy Server with a maintenance services agreement and have not provided maintenance services to a customer who does not have use of an Energy Server, standalone selling prices are estimated using a cost-plus approach. Costs relating to Energy Servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). We then apply a margin to the Energy Servers, which may vary with the size of the customer, geographic region and the scale of the Energy Server deployment. As our business offerings and eligibility for the Investment Tax Credit ("ITC") evolve over time, we may be required to modify the expected margin in subsequent periods and our revenue could be adversely affected. Costs relating to installation include all direct and indirect installation costs. The margin we apply reflects our profit objectives relating to installation. Costs for maintenance services arrangements are estimated over the life of the maintenance contracts and include estimated future service costs and future material costs. Material costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. After considering the total service costs, we apply a lower margin to our service costs than to our Energy Servers as it best reflects our long-term service margin expectations and comparable historical industry service margins. As a result, our estimate of our selling price is driven primarily by our expected margin on both the Energy Server and the maintenance services agreements based on their respective costs or, in the case of maintenance services agreements, the estimated costs to be incurred.
We recognize product and installation revenue at the point in time that the customer obtains control of the Energy Server. We recognize maintenance services revenue, including revenue associated with any related customer material rights, over time as we perform service maintenance activities.
Amounts billed to customers for shipping and handling activities are considered contract fulfillment activities and not a separate performance obligation of the contract. Shipping and handling costs are recorded within cost of revenue.
The following is a description of the principal activities from which we generate revenue. Our four revenue streams are classified as follows:
Product Revenue - All of our product revenue is generated from the sale of our Energy Servers to direct purchase customers, including financing partners on Third-Party PPAs, international channel providers and traditional lease customers. We generally recognize product revenue from contracts with customers at the point that control is transferred to the customers. This occurs when we achieve customer acceptance, which typically occurs upon transfer of control to our customers, which depending on the contract terms is when the system is shipped and delivered to our customers, when the system is shipped and delivered and is physically ready for startup and commissioning, or when the system is shipped and delivered and is turned on and producing power.
Under our traditional lease financing option, we sell our Energy Servers through a direct sale to a financing partner who, in turn, leases the Energy Servers to the customer under a lease agreement. With our sales to our international channel providers, our international channel providers typically sell the Energy Servers to, or sometimes provide a PPA to, an end customer. In both traditional lease and international channel providers transactions, we contract directly with the end customer to provide extended maintenance services after the end of the standard warranty period. As a result, since the customer that purchases the server is a different and unrelated party to the customer that purchases extended warranty services, the product and maintenance services contract are not combined.
Installation Revenue - Nearly all of our installation revenue relates to the installation of Energy Servers sold to customers as part of a direct purchase and to financing parties as part of a traditional lease, Managed Services Financing or Portfolio Financing. Generally, we recognize installation revenue when the system has been installed and is running at full power.
Payments received from customers are recorded within deferred revenue and customer deposits in the condensed consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the condensed consolidated balance sheets until control is transferred.
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
In addition, in certain Managed Services Financings pursuant to which we are party to a Managed Services Agreement with a customer in a sale-leaseback-sublease arrangement we may recognize electricity revenue. We first determine whether the Energy Servers under the sale-leaseback arrangement of a Managed Services Financing were “integral equipment." As the Energy Servers were determined not to be integral equipment, we determine if the leaseback was classified as a financing lease or an operating lease.
Under ASC 840, Leases ("ASC 840"), our Managed Services Agreements with the financiers were classified as capital leases and were accordingly recorded as financing transactions, while the sub-lease arrangements with the end customer were classified as operating leases. We have determined that the financiers are our customers in our Managed Services Agreements. In these Managed Services Financings, we enter into an agreement with a customer for a certain term. In exchange for the use of the Energy Server and its generated electricity, the customer makes a monthly payment. The customer's monthly payment includes a fixed monthly capacity-based payment, and in some cases also includes a performance-based payment based on the performance of the Energy Server. The fixed capacity-based payments made by the customer are applied toward our obligation to pay down the financing obligation with the financier. The performance-based payment is transferred to us as compensation for operations and maintenance services and is recognized as electricity revenue. We allocate the total payments received based on the relative standalone selling prices to electricity revenue and to service revenue. Electricity revenue relating to PPAs was typically accounted for in accordance with ASC 840, and service revenue in accordance with ASC 606.
We adopted ASC 842 with effect from January 1, 2020. Under ASC 842, our Managed Services Agreements with the financier continue to be accounted for as financing transactions because the repurchase options in these agreements prevent the transfer of control of the systems to the financier. We also determined that the sub-lease arrangements with the customer are not within the scope of ASC 842 because the customer does not have the right to control the use of the underlying assets (i.e., the Energy Servers). Accordingly, for transactions entered into on or after January 1, 2020 such arrangements with customers are accounted for under ASC 606. Under ASC 606, we recognize revenue for the electricity generated as electricity revenue.
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

Deferred Revenue
We recognize a contract liability (referred to as deferred revenue in our condensed consolidated financial statements) when we have an obligation to transfer products or services to a customer in advance of us satisfying a performance obligation and the contract liability is reduced as performance obligations are satisfied and revenue is recognized. The related cost of such product is deferred as a component of deferred cost of revenue in the condensed consolidated balance sheets. Prior to shipment of the product or the commencement of performance of maintenance services, any prepayment made by the customer is recorded as a customer deposit. Deferred revenue related to material rights for options to renew are recognized in revenue over the maintenance services period.
A description of the principal activities from which we recognize cost of revenues associated with each of our revenue streams are classified as follows:
Cost of Product Revenue - Cost of product revenue consists of costs of our Energy Servers that we sell to direct purchase, including financing partners on Third-Party PPAs, international channel providers and traditional lease customers. It includes costs paid to our materials suppliers, direct labor, manufacturing and other overhead costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of our equipment. For Energy Servers sold to customers pending for installation, we provide warranty reserves as a part of product costs for the period from transfer of controls of Energy Servers to commencement of operations.
Cost of Installation Revenue - Cost of installation revenue primarily consists of the costs to install our Energy Servers that we sell to direct purchase, including financing partners on Third-Party PPAs and traditional lease customers. It includes costs paid to our materials and service providers, personnel costs, shipping costs and allocated costs.
Cost of Service Revenue - Cost of service revenue consists of costs incurred under maintenance service contracts for all customers. It includes personnel costs for our customer support organization, certain allocated costs, and extended maintenance-related product repair and replacement costs.
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
Revenue Recognized from Portfolio Financings Through PPA Entities (See Note 11 - Portfolio Financings)
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
The cash contributions held are classified as short-term or long-term restricted cash according to the terms of each PPA Entity's governing documents. As we identified customers, the Operating Company entered into a PPA with the customer pursuant to which the customer agreed to purchase the power generated by one or more Energy Servers at a specified rate per kilowatt hour for a specified term, which can range from 10 to 21 years. The Operating Company, wholly owned by the PPA Entity, typically entered into a maintenance services agreement with us following the first year of service to extend the standard one-year performance warranties and guaranties. This intercompany arrangement is eliminated on consolidation. Those PPAs that qualify as leases are classified as either sales-type leases or operating leases and those that do not qualify as leases are classified as tariff agreements or revenue arrangements with customers. For arrangements classified as operating leases, tariff agreements, or revenue arrangements with customers, income is recognized as contractual amounts are due when the electricity is generated and presented within electricity revenue on the condensed consolidated statements of operations.
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
Service revenue related to sales-type leases of $2.3 million, $2.9 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in electricity revenue in the consolidated statements of operations. We have not entered into any new Portfolio Financing arrangements through PPA Entities during the last three years. Accordingly, there was no product revenue for such arrangements during the years ended December 31, 2020, 2019 or 2018.
Operating Leases - Certain Portfolio Financings with PPA Entities entered into prior to the adoption of ASC 842 that were deemed leases in substance, but did not meet the criteria of sales-type leases or direct financing leases in accordance with ASC 840, were accounted for as operating leases. The classification for such arrangements were carried over and accounted for as operating leases under ASC 842. Revenue under these arrangements is recognized as electricity sales and service revenue and is provided to the customer at rates specified under the PPAs. During the years ended December 31, 2020, 2019, and 2018, revenue from electricity sales from these Portfolio Financings with PPA Entities amounted to $27.7 million, $29.7 million and $30.9 million, respectively. During the years ended December 31, 2020, 2019, and 2018, service revenue amounted to $13.8 million, $14.6 million and $15.2 million, respectively.
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
The functional currency of our joint venture in the Republic of Korea is the local currency, the South Korean won ("KRW"), since the joint venture is financially independent of its U.S. parent and the KRW is the currency in which the joint venture generates and expends cash. Assets and liabilities of this entity are translated at the rate of exchange at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange during the period. For this entity, translation adjustments resulting from the process of translating the KRW financial statements into U.S dollars are included in other comprehensive loss. Translation adjustments attributable to noncontrolling interests are allocated to and reported as part of the noncontrolling interests in the condensed consolidated financial statements.
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
Upon adoption of ASU 2020-06, we combined the previously separated equity component with the liability component of our 2.5% Green Convertible Senior Notes due August 2025. These components are now together classified as recourse debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and will be amortized as interest expense. Accordingly, we recorded a decrease to accumulated deficit of $5.3 million, a decrease to additional paid-in capital of $126.8 million, and an increase to recourse debt, non-current of approximately $121.5 million.
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
3. Revenue Recognition
Contract Balances
The following table provides information about contract balances from contracts with customers (in thousands):

	June 30,	December 31,
	2021	2020

Accounts receivable	$54,468	$96,186
Contract assets	18,638	3,327
Customer deposits	42,066	66,171
Deferred revenue	116,255	135,578
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, however billing milestones have not been reached. Customer deposits and deferred revenue are payments received from customers or invoiced amounts prior to transfer of controls of performance obligations. Customer deposits are refundable fees until certain milestones are met.
Contract Assets
During the three months ended June 30, 2021, contract assets increased from $5.0 million to $18.6 million. Contract assets of $14.2 million were recognized during this period as the related performance obligations were satisfied but the billing milestones had not been met. During this period, we billed $0.6 million that was included in the contract assets balance as of March 31, 2021.

During the six months ended June 30, 2021, contract assets increased from $3.3 million to $18.6 million. Contract assets of $15.3 million were recognized during this period as the related performance obligations were satisfied but the billing milestones had not been met. During this period, we did not bill any amounts that were included in the contract assets balance as of December 31, 2020.
Deferred Revenue
Deferred revenue activity, including deferred incentive revenue activity, during the three and six months ended June 30, 2021 and 2020 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Beginning balance	$120,643	$177,266	$135,578	$175,455
Additions	195,324	159,244	350,785	297,631
Revenue recognized	(199,712)	(167,257)	(370,108)	(303,833)
Ending balance	$116,255	$169,253	$116,255	$169,253
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: (i) product, (ii) installation, (iii) services and (iv) electricity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue from contracts with customers:
Product revenue	$146,867	$116,197	$284,797	$215,756
Installation revenue	28,879	29,839	31,538	46,457
Services revenue	35,707	26,208	72,124	51,355
Electricity revenue	707	72	1,302	144
Total revenue from contract with customers	212,160	172,316	389,761	313,712
Revenue from contracts accounted for as leases:
Electricity revenue	16,310	15,540	32,716	30,843
Total revenue	$228,470	$187,856	$422,477	$344,555

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and are as follows (in thousands):

	June 30,	December 31,
	2021	2020
As Held:
Cash	$242,377	$180,808
Money market funds	158,151	235,902
	$400,528	$416,710
As Reported:
Cash and cash equivalents	$203,956	$246,947
Restricted cash	196,572	169,763
	$400,528	$416,710

Restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Current:
Restricted cash	$59,288	$26,706
Restricted cash related to PPA Entities[1]	1,296	25,764
Restricted cash, current	60,584	52,470
Non-current:
Restricted cash	120,780	286
Restricted cash related to PPA Entities[1]	15,208	117,007
Restricted cash, non-current	135,988	117,293
	$196,572	$169,763
1 We have VIEs that represent a portion of the condensed consolidated balances recorded within the "restricted cash" and other financial statement line items in the condensed consolidated balance sheets (see Note 11 - Portfolio Financings). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of June 30, 2021, includes $34.6 million and $1.2 million of current restricted cash, respectively, and $72.8 million and $13.3 million of non-current restricted cash, respectively. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2020, includes $20.3 million and $0.7 million of current restricted cash, respectively, and $88.4 million and $13.3 million of non-current restricted cash, respectively. These entities are not considered VIEs.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $49.9 million and $49.3 million of accounts receivable as of June 30, 2021 and December 31, 2020, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 were not material.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents, natural gas fixed price forward contracts, embedded Escalation Protection Plan ("EPP") derivatives and interest rate swap agreements have not changed from the policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
June 30, 2021	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$158,151	$—	$—	$158,151
	$158,151	$—	$—	$158,151
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$226	$—	$226
Embedded EPP derivatives	—	—	7,002	7,002
Interest rate swap agreements	—	12,651	—	12,651
	$—	$12,877	$7,002	$19,879

	Fair Value Measured at Reporting Date Using
December 31, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$235,902	$—	$—	$235,902
	$235,902	$—	$—	$235,902
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$—	$2,574	$2,574
Embedded EPP derivatives	—	—	5,541	5,541
Interest rate swap agreements	—	15,989	—	15,989
	$—	$15,989	$8,115	$24,104
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Natural Gas Fixed Price Forward Contracts - As of June 30,2021, natural gas fixed price forward contracts were valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices. The leveling of each financial instrument is reassessed at the end of each period and is based on pricing information received from third-party pricing sources. During 2021, we transferred natural gas forward contracts from Level 3 to Level 2. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria.
For the three months ended June 30, 2021 and 2020, we recognized an unrealized gain of $0.7 million and an unrealized loss of $0.1 million, respectively, as a result of a change in the fair value of our natural gas fixed price forward contracts during these periods. We realized gains of $0.7 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statements of operations.
For the six months ended June 30, 2021 and 2020, we recognized an unrealized gain of $0.9 million and an unrealized loss of $0.7 million, respectively, as a result of a change in the fair value of our natural gas fixed price forward contracts during these periods. We realized gains of $1.4 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statements of operations.
Embedded Escalation Protection Plan Derivative Liability in Sales Contracts - We estimate the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model, which considers various potential electricity price curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as a Level 3 financial liability.
For the three months ended June 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $0.9 million and an unrealized gain of $0.4 million, respectively, in (loss) gain on revaluation of embedded derivatives on our condensed consolidated statements of operations.
For the six months ended June 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $1.5 million and an unrealized gain of $0.7 million, respectively, in (loss) gain on revaluation of embedded derivatives on our condensed consolidated statements of operations.
The changes in the Level 3 financial liabilities during the six months ended June 30, 2021 were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2019	$6,968	$6,176	$13,144
Settlement of natural gas fixed price forward contracts	(4,503)	—	(4,503)
Changes in fair value	109	(635)	(526)
Liabilities at December 31, 2020	2,574	5,541	8,115
Settlement of natural gas fixed price forward contracts	(1,420)	—	(1,420)
Changes in fair value	(928)	1,461	533
Transfer from Level 3 to Level 2 in fair value hierarchy	(226)	—	(226)
Liabilities at June 30, 2021	$—	$7,002	$7,002
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our condensed consolidated balance sheets. As of June 30, 2021, we expect $1.7 million of the loss on the interest rate swaps accumulated in other comprehensive loss to be reclassified into earnings in the next 12 months.
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

	June 30, 2021		December 31, 2020
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$48,060	$40,469	$50,746	$42,679
Debt instruments
Recourse:
10.25% Senior Secured Notes due March 2027	66,771	74,680	68,614	71,831
2.5% Green Convertible Senior Notes due August 2025	221,879	411,698	99,394	426,229
Non-recourse:
7.5% Term Loan due September 2028	30,316	37,256	31,746	37,658
6.07% Senior Secured Notes due March 2030	75,194	86,413	77,007	89,654
LIBOR + 2.5% Term Loan due December 2021	110,273	111,340	114,138	116,113

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Raw materials	$77,871	$79,090
Work-in-progress	45,140	29,063
Finished goods	40,306	33,906
	$163,317	$142,059
The inventory reserves were $14.4 million and $14.0 million as of June 30, 2021 and December 31, 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Prepaid hardware and software maintenance	3,390	5,227
Receivables from employees	5,584	5,160
Other prepaid expenses and other current assets	14,087	20,331
	$23,061	$30,718

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	June 30,	December 31,
	2021	2020

Energy Servers	$674,247	$669,422
Computers, software and hardware	20,640	20,432
Machinery and equipment	110,463	106,644
Furniture and fixtures	8,508	8,455
Leasehold improvements	38,109	37,497
Building	46,730	46,730
Construction-in-progress	49,033	21,118
	947,730	910,298
Less: accumulated depreciation	(336,359)	(309,670)
	$611,371	$600,628
Depreciation expense related to property, plant and equipment was $13.4 million and $12.8 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense related to property, plant and equipment was $26.8 million and $25.9 million for the six months ended June 30, 2021 and 2020, respectively.
Property, plant and equipment under operating leases by the PPA Entities was $368.0 million and $368.0 million and accumulated depreciation for these assets was $127.6 million and $115.9 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation expense for these assets was $5.9 million and $5.9 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense for these assets was $11.7 million and $12.1 million for the six months ended June 30, 2021 and 2020, respectively.
Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Prepaid insurance	$10,657	$11,792
Prepaid and other long-term assets	10,725	8,992
Long-term lease receivable	7,517	6,995
Deferred commissions	7,022	6,732
	$35,921	$34,511

Accrued Warranty
Accrued warranty liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Product warranty	$1,127	$1,549
Product performance	6,492	8,605
Maintenance services contracts	78	109
	$7,697	$10,263
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2020	10,154
Accrued warranty, net	3,990
Warranty expenditures during the year-to-date period	(6,525)
Balances at June 30, 2021	$7,619
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Compensation and benefits	$30,461	$28,343
Current portion of derivative liabilities	13,344	19,116
Sales-related liabilities	5,635	14,479
Accrued installation	10,202	16,468
Sales tax liabilities	2,596	2,732
Interest payable	2,156	2,224
Other	31,657	28,642
	$96,051	$112,004
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020

Delaware grant	$9,431	$9,212
Other	11,473	8,056
	$20,904	$17,268
We have recorded a long-term liability for the potential future repayment of the incentive grant received from the Delaware Economic Development Authority of $9.4 million and $9.2 million as of June 30, 2021 and December 31, 2020, respectively. See Note 13 - Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2021 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$2,020	$66,771	$68,791	$—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	221,879	221,879	—	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	2,020	288,650	290,670	—
7.5% Term Loan due September 2028	32,683	3,149	27,167	30,316	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	75,954	4,268	70,926	75,194	—	6.07%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	110,578	110,273	—	110,273	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	759	2.25%	December 2021	PPA V	No
Total non-recourse debt	219,215	117,690	98,093	215,783	759
Total debt	$519,215	$119,710	$386,743	$506,453	$759

The following is a summary of our debt as of December 31, 2020 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$—	$68,614	$68,614	$—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	99,394	99,394	—	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	—	168,008	168,008	—
7.5% Term Loan due September 2028	34,456	2,826	28,920	31,746	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	77,837	3,882	73,125	77,007	—	6.07%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	114,761	114,138	—	114,138	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	968	2.25%	December 2021	PPA V	No
Total non-recourse debt	227,054	120,846	102,045	222,891	968
Total debt	$527,054	$120,846	$270,053	$390,899	$968

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of June 30, 2021 and December 31, 2020.
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

Interest on the 10.25% Senior Secured Notes is payable quarterly, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The non-current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $68.0 million as of June 30, 2021. The current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $2.0 million as of June 30, 2021.
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
Before May 15, 2025, the noteholders have the right to convert their Green Notes only upon the occurrence of certain events, including a conversion upon satisfaction of a condition relating to the closing price of our common stock ("the Closing Price Condition"). If the Closing Price Condition is met on at least 20 of the last 30 consecutive trading days in any quarter, the noteholders may convert their Green Notes at any time during the immediately following quarter. The Closing Price Condition was met during the three months ended June 30, 2021 and accordingly, the noteholders may convert their Green Notes at any time during the quarter ending September 30, 2021. From and after May 15, 2025, the noteholders may convert their Green Notes at any time at their election until the close of business on the second trading day immediately before the maturity date. Should the noteholders elect to convert their Green Notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock or a combination thereof.
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
We adopted ASU 2020-06 as of January 1, 2021 using the modified retrospective transition method. Upon adoption, we combined the previously separated equity component of the Green Notes with the liability component, which is now together classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, we recorded a net decrease to Accumulated deficit of $5.3 million, a decrease to Additional paid-in capital of $126.8 million, and an increase to recourse debt, non-current, of approximately $121.5 million upon adoption as of January 1, 2021.

Interest expense for the three and six months ended June 30, 2021 was $1.9 million and $3.9 million, including amortization of issuance costs of $0.5 million and $1.0 million, respectively.
Non-recourse Debt Facilities
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments, which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.6 million and $3.8 million as of June 30, 2021 and December 31, 2020, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.

6.07% Senior Secured Notes due March 2030 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly, which began in December 2015 and ends in March 2030. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.8 million and $8.5 million as of June 30, 2021 and December 31, 2020, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The current portion of the LIBOR + 2.5% Term Loan as of June 30, 2021 and December 31, 2020 was $110.3 million and $114.1 million, respectively. There was no non-current portion of this loan as of June 30, 2021 and December 2020. In accordance with the credit agreement, PPA V was issued floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the lenders’ commitments to the loan and the commitments to a letter of credit facility, the PPA V also pays commitment fees at 0.5% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015, PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan. The agreement also included commitments to a letter of credit facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the Letter of Credit as of June 30, 2021 and December 31, 2020 was $5.4 million and $5.2 million, respectively, and the unused capacity was $0.8 million and $1.0 million, respectively.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of June 30, 2021 (in thousands):

Remainder of 2021	$114,110
2022	16,393
2023	22,166
2024	24,886
2025	28,022
Thereafter	313,638
$519,215
Interest expense of $14.6 million and $15.2 million for the three months ended June 30, 2021 and 2020, respectively, and $29.3 million and $37.3 million for the six months ended June 30, 2021 and 2020, respectively, was recorded in interest expense on the condensed consolidated statements of operations. This interest expense includes interest expense - related parties of $0.8 million for the three months ended June 30, 2020, and $2.2 million, for the six months ended June 30, 2020, respectively. We did not incur any interest expense - related parties during the three or six months ended June 30, 2021.
8. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of June 30, 2021 and December 31, 2020 on our condensed consolidated balance sheets are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Liabilities
Accrued expenses and other current liabilities	$12,651	$15,989

PPA V - In July 2015, PPA V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 31, 2021 and the remaining three will mature on June 30, 2031. The effective change is recorded in accumulated other comprehensive loss and is recognized as interest expense on settlement. The notional amounts of the swaps are $180.1 million and $181.4 million as of June 30, 2021 and December 31, 2020, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We realized immaterial gains attributable to the change in valuation during the three and six months ended June 30, 2021 and 2020, and these gains are included in other expense, net, in the condensed consolidated statements of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$11,301	$17,415	$15,989	$9,238
Loss (gain) recognized in other comprehensive loss	1,880	928	(2,284)	9,284
Amounts reclassified from other comprehensive loss to earnings	(495)	(425)	(984)	(567)
Net loss (gain) recognized in other comprehensive loss	1,385	503	(3,268)	8,717
Gain recognized in earnings	(35)	(37)	(70)	(74)
Ending balance	$12,651	$17,881	$12,651	$17,881

Embedded EPP Derivatives in Sales Contracts
For the three months ended June 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $0.9 million and an unrealized gain of $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $1.5 million and an unrealized gain of $0.7 million, respectively. These gains and losses are included within loss on revaluation of embedded derivatives in the condensed consolidated statements of operations. The fair value of these derivatives was $7.0 million and $5.5 million as of June 30, 2021 and 2020, respectively.

9. Leases
Facilities, Office Buildings, and Vehicles
We lease most of our facilities, office buildings and vehicles under operating and finance leases that expire at various dates through February 2036. We lease various manufacturing facilities in Sunnyvale, Fremont and Mountain View, California. Our Sunnyvale manufacturing facility lease was entered into in April 2005 and expires in December 2023. In June 2020 and in March 2021, we signed leases in Fremont that will expire in 2027 and 2036, respectively, to replace our manufacturing facilities in Sunnyvale and Mountain View. The existing plants together comprise approximately 534,894 square feet of space. In June 2021, we extended the lease term for our headquarters in San Jose, California to 2031 and leased two additional floors. We lease additional office space as field offices in the United States and around the world including in Dubai, India, the Republic of Korea, China and Taiwan.
Some of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. For the three months ended June 30, 2021 and 2020, rent expense for all occupied facilities was $3.8 million and $1.9 million, respectively. For the six months ended June 30, 2021 and 2020, rent expense for all occupied facilities was $7.0 million and $4.0 million, respectively.

Our leases have lease terms ranging from less than 1 year to 15 years, some of which include options to extend the leases. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Operating and financing lease right-of-use assets and lease liabilities for facilities, office buildings and vehicles as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets, net [1,2]	$69,708	$35,621
Financing lease right-of-use assets, net [2,3,4]	2,532	334
Total	$72,240	$35,955

Liabilities:
Current:
Operating lease liabilities	$5,375	$7,899
Financing lease liabilities [5]	759	74
Total current lease liabilities	6,134	7,973

Non-current:
Operating lease liabilities	78,441	41,849
Financing lease liabilities [6]	1,878	267
Total non-current lease liabilities	80,319	42,116

Total lease liabilities	$86,453	$50,089
1 These assets primarily include leases for facilities, office buildings and vehicles.
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

The components of our facilities, office buildings and vehicles' lease costs for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$3,743	$1,915	$6,757	$3,912
Financing lease costs:
Amortization of financing lease right-of-use assets	174	13	881	17
Interest expense for financing lease liabilities	46	4	244	6
Total financing lease costs	220	17	1,125	23

Short-term lease costs	169	83	341	222

Total lease costs	$4,132	$2,015	$8,223	$4,157

Weighted average remaining lease terms and discount rates for our facilities, office buildings and vehicles as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Remaining lease term (years):
Operating leases	9.5 years	6.7 years
Finance leases	3.4 years	4.2 years

Discount rate:
Operating leases	9.3%	8.7%
Finance leases	7.5%	7.0%

Future lease payments under lease agreements for our facilities, office buildings, and vehicles as of June 30, 2021, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$6,926	$555
2022	12,654	757
2023	14,397	753
2024	12,944	594
2025	13,135	290
Thereafter	73,762	75
Total minimum lease payments	133,818	3,024
Less: amounts representing interest or imputed interest	(50,002)	(387)
Present value of lease liabilities	$83,816	$2,637

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
Managed Services Financings - Our Managed Services arrangements with financiers are accounted for as financing transactions. Payments received from the financier are recognized as financing obligations in our condensed consolidated balance sheets. These financing obligations are included in each agreements' contract value and are recognized as short-term or long-term liabilities based on the estimated payment dates. The lease agreements expire on various dates through 2034 and there was no recorded rent expense for the three months ended June 30, 2021 and 2020.
At June 30, 2021, future lease payments under the Managed Services financing obligations and the sublease payments from the customers under the related operating leases were as follows (in thousands):

	Financing Obligations	Sublease Payments[1]
Remainder of 2021	$20,760	$(20,760)
2022	42,252	(42,252)
2023	43,192	(43,192)
2024	41,093	(41,093)
2025	40,056	(40,056)
Thereafter	89,883	(89,883)
Total lease payments	277,236	$(277,236)
Less: imputed interest	(161,742)
Total lease obligations	115,494
Less: current obligations	(13,818)
Long-term lease obligations	$101,676
1 Sublease Payments primarily represents the fees received by the bank from our customer for the electricity generated by our Energy Servers leased under our Managed Services and other similar arrangements, which also pay down our financing obligation to the bank.
The long-term financing obligations, as reflected in our condensed consolidated balance sheets, were $459.9 million and $460.0 million as of June 30, 2021 and December 31, 2020, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.

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
The components of our aggregate net investment in sales-type leases under our Portfolio Financings through PPA entities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Lease payment receivables, net[1]	$47,170	$49,806
Estimated residual value of leased assets (unguaranteed)	890	890
Net investment in sales-type leases	48,060	50,696
Less: current portion	(5,603)	(5,428)
Non-current portion of net investment in sales-type leases	$42,457	$45,268
1 Net of current estimated credit losses of approximately $0.1 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the future scheduled customer payments from sales-type leases were as follows (in thousands):

Future minimum lease payments
Remainder of 2021	$2,971
2022	6,110
2023	6,435
2024	6,797
2025	7,125
Thereafter	19,176
Total undiscounted cash flows	48,614
Less: imputed interest	(1,393)
Present value of lease payments[1]	$47,221

[1] Amount comprises a current and long-term portion of lease receivables of $5.6 million and $42.5 million, respectively, after giving effect to a $0.1 million current expected credit loss reserve on the long-term portion, which is reflected as a component of the net investment in sales-type leases presented in our condensed consolidated statement of financial position as customer financing receivables.

Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA Entities as of June 30, 2021, were as follows (in thousands):

Operating Leases
Remainder of 2021	$21,798
2022	44,258
2023	45,345
2024	46,590
2025	47,612
Thereafter	264,207
Total lease payments	$469,810

10. Stock-Based Compensation Expense and Employee Benefit Plans
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenue	$3,804	$4,736	$6,803	$10,243
Research and development	5,291	4,714	10,199	10,810
Sales and marketing	4,010	2,234	8,095	6,124
General and administrative	6,028	6,947	11,246	14,473
	$19,133	$18,631	$36,343	$41,650
Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2020	15,354,271	$21.27	6.0	$129,855
Granted	—
Exercised	(2,470,262)	24.67
Cancelled	(630,306)	13.58
Balances at June 30, 2021	12,253,703	20.98	5.8	96,586
Vested and expected to vest at June 30, 2021	12,046,166	21.18	5.8	92,978
Exercisable at June 30, 2021	8,619,596	25.28	5.1	37,719

Stock Options - During the three months ended June 30, 2021 and 2020, we recognized $3.4 million and $4.9 million of stock-based compensation expense for stock options, respectively. We did not grant options in the three and six months ended June 30, 2021. We granted 200,000 options of Class A common stock during the three and six months ended June 30, 2020 and the weighted average grant-date fair value of those options was $7.30 per share.
As of June 30, 2021 and 2020, we had unrecognized compensation expense related to unvested stock options of $12.6 million and $31.0 million, respectively. This expense is expected to be recognized over the remaining weighted-average period of 1.3 years and 2.2 years, respectively. Cash received from stock options exercised totaled $60.9 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2020	6,418,788	$13.71
Granted	5,147,861	24.56
Vested	(1,951,664)	16.94
Forfeited	(745,708)	13.43
Unvested Balance at June 30, 2021	8,869,277	19.32
Stock Awards - The estimated fair value of restricted stock units ("RSUs ") and performance stock units ("PSUs") is based on the fair value of our Class A common stock on the date of grant. For the three months ended June 30, 2021 and 2020, we recognized $14.1 million and $10.5 million of stock-based compensation expense for stock awards, respectively.
As of June 30, 2021 and 2020, we had $141.2 million and $35.3 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.6 years and 1.2 years, respectively.
During 2020 and 2021, we granted PSUs to certain executive officers and employees that only vest upon the achievement of certain specific financial or operational performance criteria. Stock-based compensation expense associated with these PSUs is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
In May 2021, we issued RSUs and PSUs to our Chief Executive Officer. The RSUs vest over four years. Some of the PSUs can be earned based on achieving certain financial performance goals while the remaining are earned based upon achieving certain stock price goals. The PSUs will be subject to a two-year post-vest holding period in which the award holder will be restricted from selling any shares (net of shares settled for taxes). As of June 30, 2021, the unamortized compensation expense for the RSUs and PSUs was $30.0 million. Actual compensation expense is dependent on the performance of the PSUs that vest based upon a performance condition. We estimated the fair value of the PSUs that vest based on a market condition on the date of grant using a Monte Carlo simulation with the following assumptions: (i) expected volatility of 71.2%, (ii) risk-free interest rate of 1.6%, and (iii) no expected dividend yield.
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of June 30, 2021:

Plan Shares Available for Grant

Balances at December 31, 2020	20,233,754
Added to plan	7,675,984
Granted	(5,147,681)
Cancelled	1,376,014
Expired	(171,843)
Balances at June 30, 2021	23,966,228

2018 Employee Stock Purchase Plan
During the six months ended June 30, 2021 and 2020, we recognized $2.2 million and $4.7 million of stock-based compensation expense for the 2018 ESPP, respectively. We issued 977,508 shares in the six months ended June 30, 2021. During the six months ended June 30, 2021, we added an additional 1,902,572 shares and there were 3,512,465 shares available for issuance as of June 30, 2021.

As of June 30, 2021 and 2020, we had $2.1 million and $3.7 million of unrecognized stock-based compensation expense, expected to be recognized over a weighted average period of 0.2 years and 0.6 years, respectively.
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

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$4,140	$1,421
Restricted cash	1,296	4,698
Accounts receivable	4,207	4,420
Customer financing receivable	5,603	5,428
Prepaid expenses and other current assets	628	3,048
Total current assets	15,874	19,015
Property and equipment, net	240,326	252,020
Customer financing receivable, non-current	42,457	45,268
Restricted cash, non-current	15,208	15,320
Other long-term assets	—	37
Total assets	$313,865	$331,660
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$16,118	$19,510
Deferred revenue and customer deposits	662	662
Non-recourse debt	117,690	120,846
Total current liabilities	134,470	141,018
Deferred revenue and customer deposits, non-current	5,744	6,072
Non-recourse debt, non-current	98,093	102,045
Total liabilities	$238,307	$249,135
We consolidated each PPA Entity as VIEs in the PPA IV transaction and PPA V transaction, as we remain the minority shareholder in each of these transactions but have determined that we are the primary beneficiary of these VIEs. These PPA Entities contain debt that is non-recourse to us and own Energy Server assets for which we do not have title.

12. Related Party Transactions
Our operations include the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Total revenue from related parties	$4,124	$881	$4,894	$1,930
Interest expense to related parties	—	794	—	2,160
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp., which is accounted for as an equity method investment. Under this arrangement, we sell Energy Servers and provide maintenance services to the joint venture. For the three months ended June 30, 2021 and 2020, we recognized related party total revenue of $0.8 million and $0.9 million, respectively. For the six months ended June 30, 2021 and 2020, we recognized related party total revenue of $1.6 million and $1.9 million, respectively. We had no accounts receivable from this joint venture as of June 30, 2021.
SK Engineering & Construction Co., Ltd Joint Venture
In September 2019, we entered into a joint venture agreement with SK E&C to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us and is accounted for as a consolidated subsidiary. For the three and six months ended June 30, 2021, we recognized related party revenue of $3.3 million. As of June 30, 2021, we had outstanding accounts receivable of $3.6 million. We recognized no related party revenue for the three and six months ended June 30, 2020.

13. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - As of June 30, 2021 and December 31, 2020, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Portfolio Financings Performance Guarantees - We guarantee the performance of Energy Servers at certain levels of output and efficiency to customers over the contractual term. We paid $0.1 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively.
Letters of Credit - In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit facility for this purpose. As of June 30, 2021, the balance of this cash-collateralized letter of credit was $107.4 million, of which $34.6 million and $72.8 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds -In 2019, pursuant to the PPA IIIb refinancing and energy servers upgrade program, we pledged $20.0 million for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. We categorized the $20.0 million as restricted cash on our condensed consolidated balance sheet as of December 31, 2019. It was agreed all or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the energy servers continue to perform in compliance with our warranty obligations. In December of 2020, we met our first milestone and 33% or $6.6 million of the $20.0 million was released and no longer required to be pledged. As of June 30, 2021, the balance of the long-term restricted cash was $13.3 million.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. As of June 30, 2021, we have recorded $1.0 million in current liabilities and $9.4 million in other long-term liabilities for potential future repayments of this grant.
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
In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a statement of claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (the “Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a second amended statement of claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our answering statement and affirmative defenses. On September 27, 2019, we filed a motion to dismiss the statement of claim. On March 24, 2020, the Tribunal denied our motion to dismiss in part, and ordered that claimant’s relief is limited to rescission of the Confidential Agreement or remedies consistent with rescission, and not expectation damages. On September 14, 2020, the Tribunal issued an interim order dismissing the claimant’s remaining claims and requesting further briefing on the issue of prevailing party. On November 10, 2020, the Tribunal issued an order declaring us the prevailing party and requesting a motion for award of attorney’s fees. On March 17, 2021, we received the final award for attorneys' fees and costs. On March 26, 2021, we filed a petition in the Northern District of California to confirm the award. Messrs. Badger and Daubenspeck have taken the position that the award should be vacated, including on the ground that one of the arbitrators made insufficient disclosures or was biased against them.
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
In March 2020, Francisco Sanchez filed a class action complaint in Santa Clara County Superior Court against us ~~a~~lleging certain wage and hour violations under the California Labor Code and Industrial Welfare Commission Wage Orders and that we engaged in unfair business practices under the California Business and Professions Code, and in July 2020 he amended his complaint to add claims under the California Labor Code Private Attorneys General Act. On November 30, 2020, we filed a motion to compel arbitration and the motion was to be heard on March 5, 2021. On February 24, 2021, Mr. Sanchez dismissed the individual and class action claims without prejudice, leaving one cause of action for enforcement of the Private Attorney Generals Act. In April 2021, an amended complaint reflecting these changes was filed with the Santa Clara Superior Court. The parties have agreed to attend a mediation on January 10, 2022. Given that the case is still in its early stages, we are unable to estimate any range of reasonably possible losses.
In June 2021, we filed a petition for writ of mandate and a complaint for declaratory and injunctive relief in the Santa Clara Superior Court against the City of Santa Clara for failure to issue building permits for two of our customer installations and asking the court to require the City of Santa Clara to process and issue the building permits. If we are unable to secure building permits for these customer installations in a timely fashion, our customers will terminate their contracts with us and select another energy provider. In addition, if we are no longer able to install our Energy Servers in Santa Clara under building permits, we may not able to secure future customer bookings for installation in the City of Santa Clara.

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
15. Income Taxes
For the three months ended June 30, 2021 and 2020, we recorded provisions for income taxes of $0.3 million and $0.1 million on pre-tax losses of $58.1 million and $47.8 million for effective tax rates of (0.5)% and (0.3)%, respectively. For the six months ended June 30, 2021 and 2020, we recorded provisions for income taxes of $0.4 million and $0.3 million on pre-tax losses of $87.8 million and $129.4 million for effective tax rates of (0.5)% and (0.2)%, respectively.
The effective tax rate for the three and six months ended June 30, 2021 and 2020 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
16. Net Loss per Share Available to Common Stockholders
The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator:
Net loss available to Class A and Class B common stockholders	$(53,863)	$(42,512)	$(78,752)	$(118,461)
Denominator:
Weighted average shares of common stock, basic and diluted	172,749	125,928	171,753	124,823
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.31)	$(0.34)	$(0.46)	$(0.95)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three months presented as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Convertible notes	14,187	31,162	14,187	31,162
Stock options and awards	6,403	4,788	15,028	4,889
	20,590	35,950	29,215	36,051

17. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products, services, business strategies, impact of COVID-19, operations, supply chain, new markets and the sufficiency of our cash and our liquidity. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” "targets," "forecasts," “will,” “would,” “could,” “can,” “may,” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 26, 2021. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Description of Bloom Energy
We created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that provides clean and resilient power to businesses, essential services, and critical infrastructure. Our technology, invented in the United States, is the most advanced thermal electric generation technology on the market today. Our fuel-flexible Bloom Energy Servers can use biogas and hydrogen, in addition to natural gas, to create electricity at significantly higher efficiencies than traditional, combustion-based resources. In addition, our fuel cell technology can be used to create hydrogen, which is increasingly recognized as a critically important tool necessary for the full decarbonization of the energy economy. Our enterprise customers are among the largest multinational corporations who are leaders in adopting new technologies. We also have strong relationships with some of the largest utility companies in the United States and the Republic of Korea.
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
COVID-19 Pandemic
General
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers. While many of our employees continue to work from home unless they are directly supporting essential manufacturing production operations, installation work, and service and maintenance activities as well as some R&D and general administrative functions, we have implemented a phased-in return of employees who were not included in these essential groups, including at our headquarters in San Jose, California. We expect a full return to the office in the Fall of 2021. We maintain protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, temperature screenings upon entry and masking if required by the local authorities. We will continue to follow CDC and local guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Part II, Item 1A, Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and continues to be adversely affected by the COVID-19 pandemic.
Liquidity and Capital Resources
COVID-19 created disruptions throughout various aspects of our business as noted herein, but had a limited impact on our results of operation throughout 2020 and the three and six months ended June 30, 2021. This is in part due to the fact that throughout 2020, we were conservative with our working capital spend, maintaining as much flexibility as possible around the timing of taking and paying for inventory and manufacturing our product while managing potential changes or delays in installations. While we improved our liquidity in 2020, we increased our working capital spend in the first half of 2021. We have entered into new leases to maintain sufficient manufacturing facilities to meet anticipated demand in 2022, including new product line expansion. In addition, we also increased our working capital spend and resources to enhance our marketing efforts and to expand into new geographies both domestically and internationally.
Although, we believe we have the sufficient capital for these activities over the next 12 months, we may enter the equity or debt market for additional expansion capital. Please refer to Note 7 - Outstanding Loans and Security Agreements in Part I, Item 1, Financial Statements; and Part II, Item 1A, Risk Factors – Risks Related to Our Liquidity – Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Sales
We have not experienced a significant impact on our selling activity related to COVID-19 during the three and six months ended June 30, 2021.
Customer Financing
The ongoing COVID-19 pandemic resulted in a significant drop in the ability of many financiers (particularly financing institutions) to monetize tax credits, primarily the result of a potential drop in taxable income stemming from the pandemic. However, during the three months ended June 30, 2021, we began to see this constraint improving. As of June 30, 2021, we had obtained financing for the majority of the financing required for our remaining 2021 installations. In addition, our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers, and a few of our customers’ credit ratings have fallen during the pandemic, which can impact the financing for their use of an Energy Server. We continue to work on obtaining the remaining financing required for our remaining 2021 installations but if we are unable to secure financing for any of our remaining 2021 installations or any new installations, our revenue, cash flow and liquidity will be materially impacted.
Installations and Maintenance of Energy Servers
Our installation and maintenance operations were impacted by the COVID-19 pandemic in 2020 and these impacts continued during the three and six months ended June 30, 2021. Our installation projects have experienced some delays relating to, among other things, shortages in available parts and labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; and the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations. Our installations completed during the three and six months ended June 30, 2021 were minimally impacted by these factors, but given our mitigation strategies, we were able to complete our planned installations.
As to maintenance, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future. During the three and six months ended June 30, 2021, we experienced no delays in servicing our Energy Servers due to COVID-19.
Supply Chain
During 2020, we experienced COVID-19 related delays from certain vendors and suppliers, although we were able to mitigate the impact so that we did not experience delays in the manufacturing and installation of our Energy Servers. We have a global supply chain and obtain components from Asia, Europe and India. In many cases, the components we obtain are jointly developed with our suppliers and unique to us, which makes it difficult to obtain and qualify alternative suppliers should our suppliers be impacted by the COVID-19 pandemic.
During the three and six months ended June 30, 2021, we continued to experience supply chain disruptions due to COVID-19. There have been a number of supply chain disruptions throughout the global supply chain as countries are in various stages of opening up and demand for certain components increases. Although we were able to find alternatives for many component shortages, we experienced some delays and cost increases with respect to logistics and container shortages. We have put actions in place to mitigate the disruptions by booking alternate sea routes, air shipments, creating virtual hubs and consolidating shipments coming from the same region. During the three months ended June 30, 2021, we experienced an increase in lead times for most of our components due to a variety of factors, including supply shortages, shipping delays and labor shortages, and we expect this to continue into the third quarter of 2021. During the three months ended June 30, 2021, we also experienced price increases in raw materials, which are used in our components and subassemblies that we expect to continue into the third quarter of 2021. In addition, we expect component shortages especially for semiconductors and specialty metals to persist at least through the second half of 2021. In the event we are unable to mitigate the impact of price increases in raw materials, electric components and freight, it could delay the manufacturing and installation of our Energy Servers, which would adversely impact our cash flows and results of operations, including revenue and gross margin.
If spikes in COVID-19 occur in regions in which our supply chain operates, including as a result of the Delta variant, which recently happened in India and Japan, we could experience a delay in components and incur further freight price increases, which could in turn impact production and installations and our cash flow and results of operations, including revenue and gross margin.
Manufacturing
To date, COVID-19 has not impacted our production given the safety protocols we have put in place augmented by our ability to increase our shifts and obtain a contingent work force for some of the manufacturing activities. We have incurred additional labor expense due to enhanced safety protocols designed to minimize exposure and risk of COVID-19 transmission. If COVID-19 materially impacts our supply chain or if we experience a significant COVID-19 outbreak that affects our manufacturing workforce, our production could be adversely impacted which could adversely impact our cash flow and results of operation, including revenue.
Purchase and Financing Options
Overview

Initially, we offered our Energy Servers only as direct sale, in which the customer purchases the product directly from us for cash payments made in installments. Over time, we learned that while interested in our Energy Servers, some customers lacked the interest or financial capability to purchase our Energy Servers directly. Additionally, some of these customers were not in a position to optimize the use of federal tax benefits associated with the ownership of our Energy Servers like the federal Investment Tax Credit ("ITC") or accelerated depreciation.
In order to expand our offerings to those unable to or those who prefer not directly purchase our Energy Servers, we subsequently developed three financing options that enabled customers' use of the Energy Servers with a pay as you go model through third-party ownership financing arrangements.
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
Alternatively, a customer may enter into one of two major types of contracts with us for the use of the Energy Servers or the purchase of electricity generated by the Energy Servers. The first type of contract has a fixed monthly payment component that is required regardless of the Energy Servers’ performance, and in some cases also includes a variable payment based on the Energy Server's performance (a “Managed Services Agreement”). Managed Services Agreements are then financed pursuant to a sale-leaseback with a financial institution (a “Managed Services Financing”). The second type of services contract requires the customer to pay for each kilowatt-hour produced by the Energy Servers (a “Power Purchase Agreement” or "PPA"). PPAs are typically financed on a portfolio basis. PPAs have been financed through tax equity partnerships, acquisition financings, and direct sales to investors (each, a “Portfolio Financing”).

Our capacity to offer our Energy Servers through any of these financed arrangements depends in large part on the ability of the financing party or parties involved to optimize the federal tax benefits associated with a fuel cell, like the ITC or accelerated depreciation. Interest rate fluctuations may also impact the attractiveness of any financing offerings for our customers, and currency exchange fluctuations may also impact the attractiveness of international offerings. Our ability to finance a Managed Services Agreement or a PPA is limited by the creditworthiness of the customer. Additionally, the Traditional Lease and Managed Services Financing options are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of our obligations under the customer agreement.
In each of our financing options, we typically perform the functions of a project developer, including identifying end customers and financiers, leading the negotiations of the customer agreements and financing agreements, securing all necessary permitting and interconnections approvals, and overseeing the design and construction of the project up to and including commissioning the Energy Servers.
Warranties and Guaranties
We typically provide warranties and guaranties regarding the performance (efficiency and output) of the Energy Servers’ to both the customer and in the case of Portfolio Financings, the investor. We refer to a “performance warranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to repair or replace the Energy Servers as necessary to improve performance. If we fail to complete such repair or replacement, or if repair or replacement is impossible, we may be obligated to repurchase the Energy Servers from the customer or financier. We refer to a “performance guaranty” as a commitment where the failure of the Energy Servers to satisfy the stated performance level obligates us to make a payment to compensate the beneficiary of such guaranty for the resulting increased cost or decreased benefits resulting from the failure to meet the guaranteed level. Our obligation to make payments under the performance guaranty is always contractually capped.
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
Direct Purchase
There are customers who purchase our Energy Servers directly pursuant to a fuel cell system supply and installation agreement. In connection with the purchase of Energy Servers, the customers enter into an O&M Agreement that provide for certain performance warranties and guaranties. The O&M Agreement may either be (i) for a one-year period, subject to annual renewal at the customer’s option, under which our customers have historically almost always renewed the O&M Agreement for an additional year each year, or (ii) for a fixed term, typically 20 years.
These performance guarantees are negotiated on a case-by-case basis, but we typically provide an output guaranty of 95% measured semi-annually and an efficiency guaranty of 54% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the owner of the Energy Server(s). As of June 30, 2021, our obligation to make payments for underperformance on the direct purchase projects was capped at an aggregate total of approximately $106.7 million (including payments both for low output and for low efficiency). As of June 30, 2021, our aggregate remaining potential liability under this cap was approximately $86.2 million.
Overview of Financing and Lease Options
The substantial majority of bookings made in recent periods have been Managed Services Agreements and PPAs. Each of our financing transaction structures is described in further detail below.

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
Under a Managed Services Financing, once we enter into a Managed Services Agreement with the customer, a financier is identified, we sell the Energy Server to the financier, as lessor, and the financier, as lessor, leases it back to us, as lessee, pursuant to a sale-leaseback transaction. The proceeds from the sale are recognized as a financing obligation within the condensed consolidated balance sheets. Any ongoing operations and maintenance service payments are scheduled in the Managed Services Agreement in the form of the performance-based payment described above. The financier typically pays the purchase price for an Energy Server contemplated by the Managed Services Agreement on or shortly after acceptance.
The duration of the master lease in a Managed Services Financing is currently between five and ten years.
Our Managed Services Agreements typically provide only for performance warranties of both the efficiency and output of the Energy Server, all of which are written for the benefit of the customer. These types of projects typically do not include guaranties above the warranty commitments, but in projects where the customer agreement includes a service payment for our operations and maintenance, that payment is typically proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. This means that our service revenues may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of June 30, 2021, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Financings was performing at a lifetime average output of approximately 86%.

Portfolio Financings
*A type of Portfolio Financing pursuant to which we sell an entire operating company to an investor or tax-equity partnership in which we have no equity in the purchaser, also referred to as Third-Party PPA.
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
We typically provide performance warranties and guaranties related to output to the Operating Company under the O&M Agreement. We also backstop all of the Operating Company’s obligations under the portfolio of PPAs, including both the repair or replacement obligations pursuant to the performance warranties and any payment liabilities under the guaranties.
As of June 30, 2021, we had incurred no liabilities to investors in Portfolio Financings due to failure to repair or replace Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties was capped at an aggregate total of approximately $114.3 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $104.8 million.
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
Administration of Operating Companies
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

The direct sales agreement in a Traditional Lease arrangement typically provides for performance warranties and guaranties of both the efficiency and output of our Energy Servers, all of which are written in favor of the customer. As of June 30, 2021, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties for projects financed pursuant to a Traditional Lease was capped contractually under the sales agreement between us and each customer at an aggregate total of approximately $6.0 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $3.2 million.
Remarketing at Termination of Lease
In the event the customer does not renew or purchase our Energy Servers upon the expiration of its Lease, we may remarket any such Energy Servers to a third party. Any proceeds of such sale would be allocated between us and the applicable financing partner as agreed between them at the time of such sale.
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
Japan. In Japan, sales have been conducted pursuant to a Japanese joint venture established between us and subsidiaries of SoftBank Corp, called Bloom Energy Japan Limited ("Bloom Energy Japan"). Under this arrangement, we sell Energy Servers to Bloom Energy Japan and we recognize revenue once the Energy Servers leave the port in the United States. Bloom Energy Japan enters into the contract with the end customer and performs all installation work as well as some of the operations and maintenance work. As of July 1, 2021, we acquired Softbank Corp.'s interest in Bloom Energy Japan Limited for a cash payment and our now the sole owner of Bloom Energy Japan.
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
We have entered into sales, installation, operations and maintenance agreements with three developers for the deployment of our Energy Servers pursuant to the New York CDG program for a total of 441 systems. As of June 30, 2021, we have recognized revenue associated with 221 systems. We continue to believe that these types of subscriber-based programs could be a source of future revenue and will continue to look to generate sales through these programs during 2021.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Key Operating Metrics
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
Acceptances
We use acceptances as a key operating metric to measure the volume of our completed Energy Server installation activity from period to period. Acceptance typically occurs upon transfer of control to our customers, which depending on the contract terms is when the system is shipped and delivered to our customers, when the system is shipped and delivered and is physically ready for startup and commissioning, or when the system is shipped and delivered and is turned on and producing power.
The product acceptances in the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

Product accepted during the period (in 100 kilowatt systems)	433	306	127	41.5%	791	562	229	40.7%
Product accepted for the three months ended June 30, 2021 compared to the same period in 2020 increased by 127 systems, or 41.5%, as demand increased for our Energy Servers in the Republic of Korea and the United States.
Product accepted for the six months ended June 30, 2021 compared to the same period in 2020 increased by 229 systems, or 40.7%, as demand increased for our Energy Servers in the Republic of Korea and the utility sector where we accepted 146 systems as part of the CDG program.
Our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	99%	100%	99%	99%
Managed Services	1%	—%	1%	1%
	100%	100%	100%	100%

The portion of total revenue attributable to each purchase option in the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	89%	88%	89%	87%
Traditional Lease	1%	1%	1%	1%
Managed Services	5%	5%	5%	6%
Portfolio Financings	5%	6%	5%	6%
	100%	100%	100%	100%
Costs Related to Our Products
Total product related costs for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

Product costs of product accepted in the period	$2,351 /kW	$2,409 /kW	$(58) /kW	(2.4)%	$2,339/kW	$2,456 /kW	$(117)/kW	(4.8)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$4,252	$4,913	$(661)	(13.5)%	$7,838	$11,267	$(3,429)	(30.4)%
Installation costs on product accepted in the period	$853 /kW	$1,200 /kW	$(347) /kW	(28.9)%	$541/kW	$1,011/kW	$(470)/kW	(46.5)%
Product costs of product accepted for the three months ended June 30, 2021 compared to the same period in 2020 decreased by approximately $58 per kilowatt driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Product costs of product accepted for the six months ended June 30, 2021 compared to the same period in 2020 decreased by approximately $117 per kilowatt driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses for the three months ended June 30, 2021 compared to the same period in 2020 decreased by approximately $0.7 million primarily driven by higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization and higher utilization of inventory materials.
Period costs of manufacturing related expenses for the six months ended June 30, 2021 compared to the same period in 2020 decreased by approximately $3.4 million primarily driven by higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization and higher utilization of inventory materials.
Installation costs on product accepted for the three months ended June 30, 2021 compared to the same period in 2020 decreased by approximately $347 per kilowatt. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, the customer's option to complete the installation of our Energy Servers themselves, and the timing between the delivery and final installation of our product acceptances under certain circumstances. As such, installation on a per kilowatt basis can vary significantly from period-to-period. For the three months ended June 30, 2021, the decrease in installation cost was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer will be completed later in the year although the Energy Servers were delivered and accepted during the quarter.
Installation costs on product accepted for the six months ended June 30, 2021 compared to the same period in 2020 decreased by approximately $470 per kilowatt. For the six months ended June 30, 2021, the decrease in install cost was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer will be completed later in the year although the Energy Servers were delivered and accepted during the period.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 is presented below.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$146,867	$116,197	$30,670	26.4%	$284,797	$215,756	$69,041	32.0%
Installation	28,879	29,839	(960)	(3.2)%	31,538	46,457	(14,919)	(32.1)%
Service	35,707	26,208	9,499	36.2%	72,124	51,355	20,769	40.4%
Electricity	17,017	15,612	1,405	9.0%	34,018	30,987	3,031	9.8%
Total revenue	$228,470	$187,856	$40,614	21.6%	$422,477	$344,555	$77,922	22.6%
Total Revenue
Total revenue increased by $40.6 million, or 21.6%, for the three months ended June 30, 2021 as compared to the prior year period. This increase was primarily driven by a $30.7 million increase in product revenue and $9.5 million increase in service revenue partially offset by a $1.0 million decrease in installation revenue.
Total revenue increased by $77.9 million, or 22.6%, for the six months ended June 30, 2021 as compared to the prior year period. This increase was primarily driven by a $69.0 million increase in product revenue and $20.8 million increase in service revenue partially offset by a $14.9 million decrease in installation revenue.
Product Revenue
Product revenue increased by $30.7 million, or 26.4%, for the three months ended June 30, 2021 as compared to the prior year period. The product revenue increase was driven primarily by a 41.5% increase in product acceptances as a result of expansion in existing markets. Product revenue was minimally impacted by price reductions on a per unit basis.
Product revenue increased by $69.0 million, or 32.0%, for the six months ended June 30, 2021 as compared to the prior year period. The product revenue increase was driven primarily by a 40.7% increase in product acceptances as a result of expansion in existing markets and in our CDG program. Product revenue was minimally impacted by price reductions on a per unit basis.
Installation Revenue
Installation revenue decreased by $1.0 million, or 3.2%, for the three months ended June 30, 2021 as compared to the prior year period. This decrease in installation revenue was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer will be completed later in the year although the Energy Servers were delivered and accepted during the quarter.

Installation revenue decreased by $14.9 million, or 32.1%, for the six months ended June 30, 2021 as compared to the prior year period. This decrease in installation revenue was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer will be completed later in the year although the Energy Servers were delivered and accepted during the period.
Service Revenue
Service revenue increased by $9.5 million, or 36.2%, for the three months ended June 30, 2021 as compared to the prior year period. This increase was primarily due to the 41.5% increase in acceptances plus the maintenance contract renewals associated with it including growth internationally.
Service revenue increased by $20.8 million, or 40.4%, for the six months ended June 30, 2021 as compared to the prior year period. This increase was primarily due to the 40.7% increase in acceptances plus the maintenance contract renewals associated with it including growth internationally.
Electricity Revenue
Electricity revenue increased by $1.4 million, or 9.0%, for the three months ended June 30, 2021 as compared to the prior year period due to the increase in the managed services asset base.
Electricity revenue increased by $3.0 million, or 9.8%, for the six months ended June 30, 2021 as compared to the prior year period due to the increase in the managed services asset base.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)

Product	$108,891	$83,127	$25,764	31.0%	$196,185	$155,616	$40,569	26.1%
Installation	36,515	38,287	(1,772)	(4.6)%	41,140	59,066	(17,926)	(30.3)%
Service	35,565	28,652	6,913	24.1%	71,683	59,622	12,061	20.2%
Electricity	10,155	11,541	(1,386)	(12.0)%	21,474	24,071	(2,597)	(10.8)%
Total cost of revenue	$191,126	$161,607	$29,519	18.3%	$330,482	$298,375	$32,107	10.8%
Total Cost of Revenue
Total cost of revenue increased by $29.5 million, or 18.3%, for the three months ended June 30, 2021 as compared to the prior year period primarily driven by a $25.8 million increase in cost of product revenue and $6.9 million increase in cost of service revenue partially offset by a $1.8 million decrease in cost of installation revenue.
Total cost of revenue increased by $32.1 million, or 10.8%, for the six months ended June 30, 2021 as compared to the prior year period primarily driven by a $40.6 million increase in cost of product revenue and $12.1 million increase in cost of service revenue partially offset by a $17.9 million decrease in cost of installation revenue.
Cost of Product Revenue
Cost of product revenue increased by $25.8 million, or 31.0%, for the three months ended June 30, 2021 as compared to the prior year period. The cost of product revenue increase was driven primarily by a 41.5% increase in product acceptances, partially offset by ongoing cost reduction efforts, which reduced material, labor and overhead costs on a per unit basis by 4.6%.
Cost of product revenue increased by $40.6 million, or 26.1%, for the six months ended June 30, 2021 as compared to the prior year period. The cost of product revenue increase was driven primarily by a 40.7% increase in product acceptances, partially offset by ongoing cost reduction efforts, which reduced material, labor and overhead costs on a per unit basis by 8.6%.

Cost of Installation Revenue
Cost of installation revenue decreased by $1.8 million, or (4.6)%, for the three months ended June 30, 2021 as compared to the prior year period. This decrease, similar to the $1.0 million decrease in installation revenue, was driven by site mix as many of the acceptances did not have installation in the three months ended June 30, 2021.
Cost of installation revenue decreased by $17.9 million, or (30.3)%, for the six months ended June 30, 2021 as compared to the prior year period. This decrease, similar to the $14.9 million decrease in installation revenue, was driven by site mix as many of the acceptances did not have installation in the six months ended June 30, 2021.
Cost of Service Revenue
Cost of service revenue increased by $6.9 million, or 24.1%, for the three months ended June 30, 2021 as compared to the prior year period. This increase was primarily due to the 41.5% increase in acceptances plus the maintenance contract renewals associated with the increase in our fleet of Energy Servers, partially offset by the significant improvements in power module life, cost reductions and our actions to proactively manage the fleet optimizations.
Cost of service revenue increased by $12.1 million, or 20.2%, for the six months ended June 30, 2021 as compared to the prior year period. This increase was primarily due to the 40.7% increase in acceptances plus the maintenance contract renewals associated with the increase in our fleet of Energy Servers, partially offset by the significant improvements in power module life, cost reductions and our actions to proactively manage the fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue decreased by $1.4 million, or (12.0)%, for the three months ended June 30, 2021 as compared to the prior year period, primarily due to the $0.9 million change in the fair value of the natural gas fixed price forward contract and lower property tax expenses.
Cost of electricity revenue decreased by $2.6 million, or (10.8)%, for the six months ended June 30, 2021 as compared to the prior year period, primarily due to the $1.6 million change in the fair value of the natural gas fixed price forward contract and lower property tax expenses.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2021	2020		2021	2020
	(dollars in thousands)
Gross profit:
Product	$37,976	$33,070	$4,906	$88,612	$60,140	$28,472
Installation	(7,636)	(8,448)	812	(9,602)	(12,609)	3,007
Service	142	(2,444)	2,586	441	(8,267)	8,708
Electricity	6,862	4,071	2,791	12,544	6,916	5,628
Total gross profit	$37,344	$26,249	$11,095	$91,995	$46,180	$45,815

Gross margin:
Product	26%	28%		31%	28%
Installation	(26)%	(28)%		(30)%	(27)%
Service	0%	(9)%		1%	(16)%
Electricity	40%	26%		37%	22%
Total gross margin	16%	14%		22%	13%

Total Gross Profit
Gross profit improved by $11.1 million in the three months ended June 30, 2021 as compared to the prior year period primarily driven by improved product cost and favorable sales mix from growth in product and electricity.
Gross profit improved by $45.8 million in the six months ended June 30, 2021 as compared to the prior year period primarily driven by both the improvement in our product revenue and product gross margin resulting from continued product cost reduction initiatives.
Product Gross Profit
Product gross profit increased by $4.9 million in the three months ended June 30, 2021 as compared to the prior year period. The improvement is driven by a 41.5% increase in product acceptances.
Product gross profit increased by $28.5 million in the six months ended June 30, 2021 as compared to the prior year period. The improvement is driven by a 40.7% increase in product acceptances, and a 3% improvement in product gross margin.
Installation Gross Loss
Installation gross loss decreased by $0.8 million in the three months ended June 30, 2021 as compared to the prior year period driven by the site mix, as many of the acceptances did not have installation in the current time period, and other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Installation gross loss decreased by $3.0 million in the six months ended June 30, 2021 as compared to the prior year period driven by the site mix, as many of the acceptances did not have installation in the current time period, and other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Service Gross Profit (Loss)
Service gross profit (loss) improved by $2.6 million in the three months ended June 30, 2021 as compared to the prior year period to achieve a break even gross margin. This was primarily due to the significant improvements in power module life, cost reductions, and our actions to proactively manage the fleet optimizations.
Service gross profit (loss) improved by $8.7 million in the six months ended June 30, 2021 as compared to the prior year period to achieve a positive gross margin of 1%. This was primarily due to the significant improvements in power module life, cost reductions, and our actions to proactively manage the fleet optimizations.
Electricity Gross Profit
Electricity gross profit increased by $2.8 million in the three months ended June 30, 2021 as compared to the prior year period mainly due to the increase in the managed service asset base and the $0.9 million change in the fair value of the natural gas fixed price forward contract.
Electricity gross profit increased by $5.6 million in the six months ended June 30, 2021 as compared to the prior year period mainly due to the increase in the managed service asset base and the $1.6 million change in the fair value of the natural gas fixed price forward contract.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$25,673	$19,377	$6,296	32.5%	$48,968	$42,656	$6,312	14.8%
Sales and marketing	22,727	11,427	11,300	98.9%	42,679	25,376	17,303	68.2%
General and administrative	31,655	24,945	6,710	26.9%	57,456	54,043	3,413	6.3%
Total operating expenses	$80,055	$55,749	$24,306	43.6%	$149,103	$122,075	$27,028	22.1%
Total Operating Expenses
Total operating expenses increased by $24.3 million in the three months ended June 30, 2021 as compared to the prior year period. This increase was primarily attributable to our investment in demand origination capability both in the United States and internationally, investment in brand and product management, and our continued investment in our R&D capabilities to support our technology roadmap.
Total operating expenses increased by $27.0 million in the six months ended June 30, 2021 as compared to the prior year period. This increase was primarily attributable to our investment in business development and front-end sales both in the United States and internationally, investment in brand and product management, and our continued investment in our R&D capabilities to support our technology roadmap.
Research and Development
Research and development expenses increased by $6.3 million in the three months ended June 30, 2021 as compared to the prior year period as we began shifting our investments from sustaining engineering projects for the current Energy Server platform to continued development of the next generation platform, and to support our technology roadmap, including our hydrogen, electrolyzer, carbon capture, marine and biogas solutions.
Research and development expenses increased by $6.3 million in the six months ended June 30, 2021 as compared to the prior year period as we began shifting our investments from sustaining engineering projects for the current Energy Server platform, to continued development of the next generation platform and to support our technology roadmap, including our hydrogen, electrolyzer, carbon capture, marine and biogas solutions.
Sales and Marketing
Sales and marketing expenses increased by $11.3 million in the three months ended June 30, 2021 as compared to the prior year period. This increase was primarily driven by the efforts to expand our United States and international sales force, as well as increased investment in brand and product management.
Sales and marketing expenses increased by $17.3 million in the six months ended June 30, 2021 as compared to the prior year period. This increase was primarily driven by the efforts to expand our United States and international sales force, as well as increased investment in brand and product management.
General and Administrative
General and administrative expenses increased by $6.7 million in the three months ended June 30, 2021 as compared to the prior year period. This increase was due to a $3.2 million increase in outside services and consulting spend, $2.5 million increase in payroll spend and $1.7 million increase in office and other expenses primarily supporting business development and sales force talent, partially offset by a $0.9 million reduction in stock-based compensation.

General and administrative expenses increased by $3.4 million in the six months ended June 30, 2021 as compared to the prior year period. This increase was due to a $7.1 million increase in outside services and consulting expenses, $3.0 million increase in payroll spend and $1.6 million increase in office and other expenses primarily supporting business development and sales force talent, partially offset by a $5.9 million reduction in legal expenses and $3.2 million reduction in stock-based compensation.
Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$3,804	$4,736	$(932)	(19.7)%	$6,803	$10,243	$(3,440)	(33.6)%
Research and development	5,291	4,714	577	12.2%	10,199	10,810	(611)	(5.7)%
Sales and marketing	4,010	2,234	1,776	79.5%	8,095	6,124	1,971	32.2%
General and administrative	6,028	6,947	(919)	(13.2)%	11,246	14,473	(3,227)	(22.3)%
Total stock-based compensation	$19,133	$18,631	$502	2.7%	$36,343	$41,650	$(5,307)	(12.7)%
Total stock-based compensation for the three months ended June 30, 2021 compared to the prior year period increased by $0.5 million primarily driven by the efforts to expand our U.S. and international sales force, as well as investment to build our brand and product management teams.
Total stock-based compensation for the six months ended June 30, 2021 compared to the prior year period decreased by $5.3 million primarily driven by the vesting of the one-time employee grants at the time of IPO, which were completed in July 2020.
Other Income and Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2021	2020		2021	2020
	(in thousands)
Interest income	$76	$332	$(256)	$150	$1,151	$(1,001)
Interest expense	(14,553)	(14,374)	(179)	(29,284)	(35,128)	5,844
Interest expense - related parties	—	(794)	794	—	(2,160)	2,160
Other income (expense), net	22	(3,913)	3,935	(63)	(3,921)	3,858
Loss on extinguishment of debt	—	—	—	—	(14,098)	14,098
Gain (loss) on revaluation of embedded derivatives	(942)	412	(1,354)	(1,460)	696	(2,156)
Total	$(15,397)	$(18,337)	$2,940	$(30,657)	$(53,460)	$22,803
Interest Income
Interest income is derived from investment earnings on our cash balances primarily from money market funds.
Interest income for the three months ended June 30, 2021 as compared to the prior year period decreased by $0.3 million primarily due to the decrease in the rates of interest earned on our cash balances.
Interest income for the six months ended June 30, 2021 as compared to the prior year period decreased by $1.0 million primarily due to the decrease in the rates of interest earned on our cash balances.

Interest Expense
Interest expense is from our debt held by third parties.
Interest expense for the three months ended June 30, 2021 as compared to the prior year period increased by $0.2 million.
Interest expense for the six months ended June 30, 2021 as compared to the prior year period decreased by $5.8 million. This decrease was primarily due to lower interest expense as a result of refinancing our notes at a lower interest rate, and the elimination of the amortization of the debt discount associated with notes that have now been converted to equity.
Interest Expense - Related Parties
Interest expense - related parties is from our debt held by related parties.
Interest expense - related parties for the three months ended June 30, 2021 as compared to the prior year period decreased by $0.8 million due to the conversion of all of our notes held by related parties during 2020.
Interest expense - related parties for the six months ended June 30, 2021 as compared to the prior year period decreased by $2.2 million due to the conversion of all of our notes held by related parties during 2020.
Other Expense, net
Other expense, net, is primarily derived from investments in joint ventures, plus the impact of foreign currency translation.
Other expense, net, for the three months ended June 30, 2021 as compared to the prior year period decreased by $3.9 million due to an impairment in our investment in the Bloom Energy Japan joint venture in 2020.
Other expense, net for the six months ended June 30, 2021 as compared to the prior year period decreased by $3.9 million due to an impairment in our investment in the Bloom Energy Japan joint venture in 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the six months ended June 30, 2021 as compared to the prior year period improved by $14.1 million resulting from our debt restructuring and debt extinguishment in the prior year's period. There were no comparable debt restructuring activities in the current year's period.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain (loss) on revaluation of embedded derivatives for the three months ended June 30, 2021 as compared to the prior year period worsened by $1.4 million due to the change in fair value of our embedded EPP derivatives in our sales contracts.
Gain (loss) on revaluation of embedded derivatives for the six months ended June 30, 2021 as compared to the prior year period worsened by $2.2 million due to the change in fair value of our embedded EPP derivatives in our sales contracts.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$313	$141	$172	122.0%	$437	$265	$172	64.9%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards.

Income tax provision increased for the three and six months ended June 30, 2021 as compared to the prior year period was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(4,558)	$(5,466)	$908	16.6%	$(9,450)	$(11,159)	$1,709	15.3%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended June 30, 2021 as compared to the prior year period improved by $0.9 million due to increased losses in our PPA Entities, which are allocated to our noncontrolling interests.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the six months ended June 30, 2021 as compared to the prior year period improved by $1.7 million due to increased losses in our PPA Entities, which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $204.0 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
As of June 30, 2021, we had $290.7 million of total outstanding recourse debt, $215.8 million of non-recourse debt and $20.9 million of other long-term liabilities. For a complete description of our outstanding debt, please see Note 7 - Outstanding Loans and Security Agreements in Part I, Item 1, Financial Statements.
The combination of our existing cash and cash equivalents is expected to be sufficient to meet our anticipated cash flow needs for the next 12 months and thereafter for the foreseeable future. If these sources of cash are insufficient to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, in particular, our manufacturing capacity, product development and market expansion requirements, to timely respond to competitive market pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional manufacturing space, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, our ability to secure financing for customer use of our Energy Servers, the timing of installations, and overall economic conditions including the impact of COVID-19 on our ongoing and future operations. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through an equity or debt financing. As of June 30, 2021, we were still working to secure the remaining financing for the planned installations of our Energy Servers in 2021. Failure to obtain this financing will affect our results of operations, including revenues and cash flows.
As of June 30, 2021, the current portion of our total debt is $119.7 million, all of which is outstanding non-recourse debt. We expect a certain portion of the non-recourse debt would be refinanced by the applicable PPA Entity prior to maturity.
A summary of our condensed consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$(35,302)	$(40,235)
Investing activities	(34,461)	(19,560)
Financing activities	53,804	6,536

Net cash provided by (used in) our PPA Entities, which are incorporated into the condensed consolidated statements of cash flows, was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020

PPA Entities ¹
Net cash provided by PPA operating activities	$12,669	$15,016
Net cash used in PPA financing activities	(13,462)	(13,649)

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
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. The decrease in cash used in operating activities during the six months ended June 30, 2021 as compared to the prior year period was primarily the result of improved operating performance offset by an increase in our net working capital of $17.1 million in the six months ended June 30, 2021 due to the timing of revenue transactions and corresponding collections and the increase in inventory levels to support future demand.
Investing Activities
Our investing activities have consisted of capital expenditures that include increasing our production capacity. We expect to continue such activities as our business grows. Cash used in investing activities of $34.5 million during the six months ended June 30, 2021 was primarily the result of expenditures on tenant improvements for a newly leased engineering building in Fremont, California. We expect to continue to make capital expenditures over the next few quarters to prepare our new manufacturing facility in Fremont, California for production, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities have consisted of borrowings and repayments of debt including to related parties, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests and redeemable noncontrolling interests, and the proceeds from the issuance of our common stock. Net cash provided by financing activities during the six months ended June 30, 2021 was $53.8 million, an increase of $47.3 million compared to the prior year period primarily due to proceeds from stock option exercises and the sale of shares under our 2018 Employee Stock Purchase Plan.

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
•    Stock-Based Compensation;
•    Income Taxes;
•    Principles of Consolidation; and
•    Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests and Redeemable Noncontrolling Interests
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 provides a more complete discussion of our critical accounting policies and estimates. During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies and estimates, except as noted below:
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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during six months ended June 30, 2021. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for a more complete discussion of the market risks we consider.

ITEM 4 CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes in our internal controls over financial reporting, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion, and our products may not be successful if we are unable to maintain alignment with evolving industry standards and requirements.
Risks Related to Our Products and Manufacturing
•Our business has been and continues to be adversely affected by the COVID-19 pandemic.
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
•Any significant disruption in the operations at our headquarters or manufacturing facilities could delay the production of our Energy Servers, which would harm our business and results of operations.
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
•We face supply chain competition, including competition from businesses in other industries, which could result in insufficient inventory and negatively affect our results of operations.
•We, and some of our suppliers, obtain capital equipment used in our manufacturing process from sole suppliers and, if this equipment is damaged or otherwise unavailable, our ability to deliver our Energy Servers on time will suffer.
•Possible new trade tariffs could have a material adverse effect on our business.
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
Risks Related to Legal Matters and Regulations
•We are subject to various national, state and local laws and regulations that could impose substantial costs upon us and cause delays in the delivery and installation of our Energy Servers.
•The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
•As a technology that runs, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
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
•Our ability to use our deferred tax assets to offset future taxable income may be subject to limitations that could subject our business to higher tax liability.
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
•If we are unable to attract and retain key employees and hire qualified management, technical, engineering, finance and sales personnel, our ability to compete and successfully grow our business could be harmed.

•A breach or failure of our networks or computer or data management systems could damage our operations and our reputation.
Risks Related to Ownership of Our Common Stock
•The stock price of our Class A common stock has been and may continue to be volatile.
•We may issue additional shares of our Class A common stock in connection with any future conversion of the Green Notes (defined herein) and thereby dilute our existing stockholders and potentially adversely affect the market price of our Class A common stock.
•The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chairman and Chief Executive Officer, and also with those stockholders who held our capital stock prior to the completion of our initial public offering, which limits or precludes your ability to influence corporate matters and may adversely affect the trading price of our Class A common stock.

Risks Related to Our Business, Industry and Sales
The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance, which may make evaluating our business and future prospects difficult.
The distributed generation industry is still relatively nascent in an otherwise mature and heavily regulated industry, and we cannot be sure that potential customers will accept distributed generation broadly, or our Energy Server products specifically. Enterprises may be unwilling to adopt our solution over traditional or competing power sources for any number of reasons, including the perception that our technology or our company is unproven, lack of confidence in our business model, the perceived unavailability of back-up service providers to operate and maintain the Energy Servers, and lack of awareness of our product or their perception of regulatory or political headwinds. Because distributed generation is an emerging industry, broad acceptance of our products and services is subject to a high level of uncertainty and risk. If the market for our products and services does not develop as we anticipate, our business will be harmed. As a result, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or if we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected.
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
These lengthy sales and installation cycles increase the risk that an installation may be delayed and/or may not be completed. In some instances, a customer can cancel an order for a particular site prior to installation, and we may be unable to recover some or all of our costs in connection with design, permitting, installation and site preparations incurred prior to cancellation. Cancellation rates can be between 10% and 20% in any given period due to factors outside of our control, including an inability to install an Energy Server at the customer’s chosen location because of permitting or other regulatory issues, delays or unanticipated costs in securing interconnection approvals or necessary utility infrastructure, unanticipated changes in the cost, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business could be materially and adversely affected. Since, in general, we do not recognize revenue on the sales of our products until installation and acceptance, a small fluctuation in the timing of the completion of our sales transactions could cause our operating results to vary materially from period to period.

Our Energy Servers have significant upfront costs, and we will need to attract investors to help customers finance purchases.
Our Energy Servers have significant upfront costs. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed various financing options that enabled customers use of the Energy Servers without a direct purchase through third-party ownership financing arrangements. For an overview of these different financing arrangements, please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Purchase and Financing Options. At present, we still had not secured funding for all of our planned installations in 2021. If we are not able to secure funding in a timely fashion, our results of operations and financial condition will be negatively impacted. We continue to innovate our customer contracts to attempt to attract new customers and these may have different terms and financing conditions from prior transactions.
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
We believe that a customer’s decision to purchase our Energy Servers is significantly influenced by its price, the price predictability of electricity generated by our Energy Servers in comparison to the retail price, and the future price outlook of electricity from the local utility grid and other energy sources. These prices are subject to change and may affect the relative benefits of our Energy Servers. Several factors that could influence these prices and are beyond our control, include the impact of energy conservation initiatives that reduce electricity consumption; construction of additional power generation plants (including nuclear, coal or natural gas); technological developments by others in the electric power industry; the imposition of “departing load,” “standby,” power factor charges, greenhouse gas emissions charges, or other charges by local electric utility or regulatory authorities; and changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed or incentives granted by such utilities on customers. In addition, even with available subsidies for our products, the current low cost of grid electricity in some states and countries does not render our product economically attractive.
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
Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion, and our products may not be successful if we are unable to maintain alignment with evolving industry standards and requirements.
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

In addition, as we continue to invest in research and development to sustain or enhance our existing products, the introduction of new technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and standards-setting organizations. If market acceptance of our products is reduced or delayed or the standards-setting organizations fail to develop timely commercially viable standards our business would be harmed

Risks Related to Our Products and Manufacturing
Our business has been and continues to be adversely affected by the COVID-19 pandemic.
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. The precautions that we have implemented in our operations may not be sufficient to prevent exposure to COVID-19. While we do maintain protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, temperature screenings upon entry and masking if required by the local authorities, there is no guarantee that these measures will prevent an outbreak.
If a significant number of employees are exposed and sent home, particularly in our manufacturing facilities, our production could be significantly impacted. Furthermore, since our manufacturing process involves tasks performed at both our California and Delaware facilities, an outbreak at either facility would have a substantial impact on our overall production, and in such case, our cash flow and results of operations including revenue will be adversely affected.
We have experienced COVID-19 related delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers and adversely impact our cash flows and results of operations including revenue. Alternative or replacement suppliers, may not be available and ongoing delays could affect our business and growth. For example, particular suppliers on which we rely were shut down in 2020, and we were not able to obtain all the needed parts. In addition, new and potentially more contagious variants of the COVID-19 virus are developing in several countries, which can lead to future disruptions in the availability or price of these or other parts, and we cannot guarantee that we will succeed in finding alternate suppliers that are able to meet our needs. In addition, international air and sea logistics systems have been heavily impacted by the COVID-19 pandemic. Air carriers have significantly reduced their passenger and air freight capacity, and many ports are either temporarily closed or have reduced their hours of operation. Actions by government agencies may further restrict the operations of freight carriers, which would negatively impact our ability to receive the parts and supplies we need to manufacture our Energy Servers or to deliver them to our customers.
As discussed elsewhere, we also rely on third party financing for our customers’ purchases of our Energy Server and the current environment may cause third party financiers to experience liquidity problems, difficulty obtaining tax partners or elect to suspend or cancel investments in our projects. If we are delayed in obtaining financing for the purchase of our Energy Servers on behalf of our customers, our cash flow and results of operations, including revenue will be adversely affected. For example, in the three months ended March 31, 2021, we were delayed in obtaining financing for our 2021 installations and cash flow was impacted as we did not receive deposits from financiers in advance of purchase of our Energy Servers. If delays in financing continue, then our cash flows, results of operations and revenue will be adversely impacted.
Our installation and maintenance operations have also been impacted by the COVID-19 pandemic. For example, our installation projects have experienced delays relating to, among other things, shortages in available labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations; the stoppage of work by gas and electric utilities on which we are critically dependent for hook ups; and the unavailability of necessary civil and utility inspections as well as the review of our permit submissions and issuance of permits by multiple authorities that have jurisdiction over our activities.
We are not the only business impacted by these shortages and delays, which means that we are subject to risk of increased competition for scarce resources, which may result in delays or increases in the cost of obtaining such services, including increased labor costs and/or fees. An inability to install our Energy Servers would negatively impact our acceptances, and thereby impact our cash flows and results of operations, including revenue.

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
We continue to remain in close communication with our manufacturing facilities, employees, customers, suppliers and partners, but there is no guarantee we will be able to mitigate the impact of this dynamic and fluid situation.
Our future success depends in part on our ability to increase our production capacity, and we may not be able to do so in a cost-effective manner.
To the extent we are successful in growing our business, we may need to increase our production capacity. For example, we entered leased a new facility to increase our production capacity in order to meet our planned 2021 production targets, but we still need to complete the required build out in a timely manner. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risks and uncertainties, including the following:
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
•We may be unable to attract or retain qualified personnel. For example, currently the market for manufacturing labor has been constrained, which could pose a risk to our ability to increase production.
If we are unable to expand our manufacturing facilities or develop our existing facilities in a timely manner to meet increased demand, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. Conversely, if the demand for our Energy Servers or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and our results of operations.
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
We offer certain customers the opportunity to renew their O&M Agreements (defined herein) on an annual basis, for up to 30 years, at prices predetermined at the time of purchase of the Energy Server. We also provide performance warranties and performance guaranties covering the efficiency and output performance of our Energy Servers. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the useful life of our Energy Servers and their components, including assumptions regarding improvements in power module life that may fail to materialize. We do not have a long history with a large number of field deployments, especially for new product introductions, and our estimates may prove to be incorrect. Failure to meet these warranty and performance guaranty levels may require us to replace the Energy Servers at our expense or refund their cost to the customer, or require us to make cash payments to the customer based on actual performance, as compared to expected performance, capped at a percentage of the relevant equipment purchase prices. We accrue for product warranty costs and recognize losses on service or performance warranties when required by U.S. GAAP based on our estimates of costs that may be incurred and based on historical experience. However, as we expect our customers to renew their O&M agreements each year, the total liability over time may be more than the accrual. Actual warranty expenses have in the past been and may in the future be greater than we have assumed in our estimates, the accuracy of which may be hindered due to our limited history operating at our current scale. Therefore, if our estimates of the useful life for our Energy Servers are inaccurate or we do not meet our performance warranties and performance guaranties, or if we fail to accrue adequate warranty and guaranty reserves, our business and financial results could be harmed.
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
The construction, installation, and operation of our Energy Servers at a particular site is also generally subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building codes, safety, environmental protection, and related matters, and typically require various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. For more information regarding these restrictions, please see the risk factors in the section entitled "Risks Related to Legal Matters and Regulations." As a result, unforeseen delays in the review and permitting process could delay the timing of the construction and installation of our Energy Servers and could therefore adversely affect the timing of the recognition of revenue related to the installation, which could harm our operating results in a particular period.
In addition, the completion of many of our installations depends on the availability of and timely connection to the natural gas grid and the local electric grid. In some jurisdictions, local utility companies or the municipality have denied our request for connection or have required us to reduce the size of certain projects. In addition, some municipalities have recently adopted restrictions that prohibit any new construction that allows for the use of natural gas. For more information regarding these restrictions, please see the risk factor entitled "As a technology that runs, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies." Any delays in our ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services by our general contractors or sub-contractors will have a material adverse effect on our results and could cause operating results to vary materially from period to period.
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
Any significant disruption in the operations at our headquarters or manufacturing facilities could delay the production of our Energy Servers, which would harm our business and results of operations.
We manufacture our Energy Servers in a limited number of manufacturing facilities, any of which could become unavailable either temporarily or permanently for any number of reasons, including equipment failure, material supply, public health emergencies or catastrophic weather or geologic events. For example, our headquarters and several of our manufacturing facilities are located in the San Francisco bay area, an area that is susceptible to earthquakes, floods and other natural disasters. The occurrence of a natural disaster such as an earthquake, drought, extreme heat, flood, fire, localized extended outages of critical utilities (such as California's public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities, our manufacturing equipment, or our inventory, and cause us to incur significant costs, any of which could harm our business, our financial condition and our results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.
The failure of our suppliers to continue to deliver necessary raw materials or other components of our Energy Servers in a timely manner and to specification could prevent us from delivering our products within required time frames and could cause installation delays, cancellations, penalty payments and damage to our reputation.
We rely on a limited number of third-party suppliers, and in some cases sole suppliers, for some of the raw materials and components for our Energy Servers, including certain rare earth materials and other materials that may be of limited supply. If our suppliers provide insufficient inventory at the level of quality required to meet our standards and customer demand or if our suppliers are unable or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), our results of operations could be materially and negatively impacted. If we fail to develop or maintain our relationships with our suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our Energy Servers or our Energy Servers may be available only at a higher cost or after a long delay. There have been a number of supply chain disruptions throughout the global supply chain as countries are in various stages of opening up and demand for certain components increases associated with the COVID-19 pandemic. For example, we expect component shortages especially for semiconductors and specialty metals to persist at least through the second half of 2021. Such delays and shortages could prevent us from delivering our Energy Servers to our customers within required time frames and cause order cancellations, which would adversely impact our cash flows and results of operations.
In some cases, we have had to create our own supply chain for some of the components and materials utilized in our fuel cells. We have made significant expenditures in the past to develop our supply chain. In many cases, we entered into contractual relationships with suppliers to jointly develop the components we needed. These activities are time and capital intensive. In addition, some of our suppliers use proprietary processes to manufacture components. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all, as replacing these suppliers could require us either to make significant investments to bring the capability in-house or to invest in a new supply chain partner. Some of our suppliers are smaller, private companies, heavily dependent on us as a customer. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components needed to support our planned sales and services operations, which would negatively impact our sales volumes and cash flows.
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
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the United States also provide incentives to end users and purchasers of our Energy Servers. We currently have operations and sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, our "Asia Pacific region"), where in some locations such as the Republic of Korea, Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in ten U.S. states, each of which may have its own enabling policy framework. We utilize these governmental rebates, tax credits, and other financial incentives to lower the effective price of the Energy Servers to our customers in the U. S. and the Asia Pacific region. Financiers and Equity Investors in our PPA Programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS's may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
For example, the RPS is scheduled to be replaced at the beginning of 2022 with the Hydrogen Portfolio Standard (“HPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the HPS to require 100% hydrogen as a feedstock for fuel cell projects. The Ministry of Trade, Industry, and Economy is running a stakeholder process in 2021, which will determine the specifics of the HPS incentive mechanism. For the six months ended June 30, 2021 and for the year ended December 31, 2020, our revenue in the Republic of Korea accounted for 36% and 34% of our total revenue, respectively. Therefore, if sales of our Energy Servers to this market decline in the future, this may have a material adverse effect on our financial condition and results of operations.
As another example, in the United States, commercial purchasers of fuel cells are eligible to claim the federal ITC. While the current administration has proposed extending the ITC for up to 10 years as part of its infrastructure plan, under current law the ITC will end on December 31, 2023.
The ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction in incentives. In the case of a Portfolio Financing, the owner of the portfolio bears the risk of repayment if the assets placed in service do not meet the ITC operational criteria in the future.
As another example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. It is not yet clear that the FC NEM tariffs will be available for new installations after December 31, 2021 and installations that are currently on FC NEM tariffs will have to meet more stringent greenhouse gas emission standards to remain eligible for the FC NEM tariffs. Recognizing this, we are working through the appropriate regulatory channels to establish alternative interconnection opportunities through an active proceeding at the California Public Utilities Commission. The proceeding, which is focused on the commercialization of microgrids, is currently ongoing, and we anticipate clarity on interconnection opportunities by late 2021. In parallel, we are pursuing an extension of the FC NEM tariffs. It is not certain that our efforts to obtain an acceptable substitute or extend the FC NEM tariffs will be successful. If our customers are unable to interconnect under the FC NEM tariffs or a suitable alternative, the costs of interconnection may increase and such an increase may negatively impact demand for our products. Additionally, the uncertainty regarding requirements for service under any of these tariffs could negatively impact the perceived value of or risks associated with our products, which could also negatively impact demand.
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
We expect that Energy Server deployments through certain of our financed transactions will receive capital from Equity Investors who derive a significant portion of their economic returns through tax benefits. Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System ("MACRS") or bonus depreciation, until the Equity Investors achieve their respective agreed rates of return. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history, lack of profitability and that we are the only party who can perform operations and maintenance on our Energy Servers have made it difficult to attract investors in the past. Our ability to obtain additional financing in the future depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers, and the continued availability of tax benefits applicable to our Energy Servers. In addition, conditions in the general economy and financial and credit markets may result in the contraction of available tax equity financing. If we are unable to enter into tax equity financing agreements with attractive pricing terms, or at all, we may not be able to obtain the capital needed to fund our financing programs or use the tax benefits provided by the ITC and MACRS depreciation, which could make it more difficult for customers to finance the purchase of our Energy Servers. Such circumstances could also require us to reduce the price at which we are able to sell our Energy Servers and therefore harm our business, our financial condition, and our results of operations.

Risks Related to Legal Matters and Regulations
We are subject to various national, state and local laws and regulations that could impose substantial costs upon us and cause delays in the delivery and installation of our Energy Servers.
The construction, installation, and operation of our Energy Servers at a particular site is also generally subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building codes, safety, environmental protection, and related matters, and typically require various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with the various laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages.
It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations, to design our Energy Servers to comply with these varying standards, and to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our and our customers’ abilities to develop that project or may increase the cost so substantially that the project is no longer attractive to us or our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our Energy Servers and could therefore adversely affect the timing of the recognition of revenue related to the installation, which could harm our operating results in a particular period. Additionally, in many cases we contractually commit to performing all necessary installation work on a fixed-price basis, and unanticipated costs associated with environmental remediation and/or compliance expenses may cause the cost of performing such work to exceed our revenue. The costs of complying with all the various laws, regulations and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.

The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
We are committed to compliance with applicable environmental laws and regulations including health and safety standards, and we continually review the operation of our Energy Servers for health, safety, and environmental compliance. Our Energy Servers, like other fuel cell technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to address these in accordance with applicable regulatory standards. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our Energy Servers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision.
Maintaining compliance with laws and regulations can be challenging given the changing patchwork of environmental laws and regulations that prevail at the federal, state, regional, and local level. Most existing environmental laws and regulations preceded the introduction of our innovative fuel cell technology and were adopted to apply to technologies existing at the time (i.e., large coal, oil, or gas-fired power plants). Guidance from these agencies on how certain environmental laws and regulations may or may not be applied to our technology can be inconsistent.
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams per liter. A small amount of benzene found in the public natural gas supply (equivalent to what is present in one gallon of gasoline in an automobile fuel tank, which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers that are typically replaced at customers' sites once every 15 to 36 months. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers relying upon a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although over the years and with the approval of two states, we believed that we operated appropriately under the exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. In order to put this matter behind us and with no admission of law or fact, we agreed to a consent agreement that was ratified and incorporated by reference into a final order that was entered by an Environmental Appeals Judge for EPA’s Environmental Appeals Board in May of 2020. Consistent with the consent agreement and final order, a final payment of approximately $1.2 million was made in the fourth quarter of 2020 and EPA has confirmed the matter is formally resolved. Additionally, a nominal penalty was paid to a state agency under that state’s environmental laws relating to the same issue.
Some states in which we operate, including New York, New Jersey and North Carolina, have specific exemptions for fuel cells. Other states in which we currently operate, including California, have emissions-based requirements, most of which require permits or other notifications for quantities of emissions that are higher than those observed from our Energy Servers. For example, the Bay Area Air Quality Management District in California has an air permit and risk assessment exemption for emissions of chromium in the hexavalent form (“CR+6”)that are more than 0.00051 lbs/year. Emissions above this level may trigger the need for a permit. Also, California's Proposition 65 requires notification of the presence of CR+6 unless public exposure is below .001 µg/day, the level determined to represent no significant health risk. Since the California standards are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date, we are focused on California's standards. If stricter standards are adopted in other states or jurisdictions, it could impact our ability to obtain regulatory approval and/or could result in our not being able to operate in a particular local jurisdiction.
These examples illustrate that our technology is moving faster than the regulatory process in many instances and that there are inconsistencies between how we are regulated in different jurisdictions. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the installation of Energy Servers, could result in penalties, could require modification or replacement or could trigger claims of performance warranties and defaults under customer contracts that could require us to repurchase their Energy Servers, any of which could adversely affect our business, our financial performance, and our reputation. In addition, new laws or regulations or new interpretations of existing laws or regulations could present marketing, political or regulatory challenges and could require us to upgrade or retrofit existing equipment, which could result in materially increased capital and operating expenses.
As a technology that runs, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
The current generation of our Energy Servers running on natural gas produce nearly 45% fewer carbon emissions than the average U.S. marginal power generation sources that our projects displace. However, the operation of our Energy Servers does produce carbon dioxide ("CO2"), which contributes to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes (or a lack of change to comprehensively recognize the risks of climate change and recognize the benefit of our technology as one means to maintain reliable and resilient electric service with a lower greenhouse gas emission profile) in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it more difficult or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers. Certain municipalities in California have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of June 30, 2021, we had an accumulated deficit of $3.2 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth, as well as internationally. We may continue to incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
•improving the effectiveness of our sales and marketing activities; and
•attracting and retaining key talent in a competitive marketplace.
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
As of June 30, 2021, we and our subsidiaries had approximately $506.5 million of total consolidated indebtedness, of which an aggregate of $290.7 million represented indebtedness that is recourse to us, all of which is classified as non-current. Of this $290.7 million in debt, $68.8 million represented debt under our 10.25% Senior Secured Notes (the "10.25% Senior Secured Notes"), and $221.9 million represented debt under the $230.0 million aggregate principal amount of our 2.50% Green Convertible Senior Notes due 2025 (the "Green Notes"). In addition, our PPA Entities’ (defined herein) outstanding indebtedness of $215.8 million represented indebtedness that is non-recourse to us. For a description and definition of PPA Entities, please see Part I, Item 2, Management’s Discussion and Analysis – Purchase and Financing Options – Portfolio Financings. The agreements governing our and our PPA Entities’ outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things:
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
As of June 30, 2021, we and our subsidiaries have approximately $506.5 million of total consolidated indebtedness, including $119.7 million in short-term debt and $386.7 million in long-term debt. Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control.
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
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an O&M agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, a PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of June 30, 2021, conflicts of interest may arise in the future that cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
Expanding operations internationally could expose us to additional risks.
Although we currently primarily operate in the United States, we continue to expand our business internationally. We currently have operations in the Asia Pacific region and more recently Dubai, United Arab Emirates to oversee operations in Europe and the Middle East. Managing any international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:
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
If we are unable to attract and retain key employees and hire qualified management, technical, engineering, finance and sales personnel, our ability to compete and successfully grow our business could be harmed.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, finance and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects, and operating results. In particular, we are highly dependent on the services of Dr. Sridhar, our Founder, President, Chief Executive Officer and Director, and other key employees. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. In addition, many of the accounting rules related to our financing transactions are complex and require experienced and highly skilled personnel to review and interpret the proper accounting treatment with respect these transactions, and if we are unable to recruit and retain personnel with the required level of expertise to evaluate and accurately classify our revenue-producing transactions, our ability to accurately report our financial results may be harmed. There is increasing competition for talented individuals in our industry, and competition for qualified personnel is especially intense in the San Francisco Bay Area where our principal offices are located. Our failure to attract and retain our executive officers and other key management, technical, engineering, and sales personnel could adversely impact our business, our prospects, our financial condition, and our operating results.
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
•lawsuits threatened or filed against us; and
•other events or factors including those resulting from war, incidents of terrorism or responses to these events.
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
The dual class structure of our common stock and the voting agreements among certain stockholders have the effect of concentrating voting control of our Company with KR Sridhar, our Chairman and Chief Executive Officer, and also with those stockholders who held our capital stock prior to the completion of our initial public offering, which limits or precludes your ability to influence corporate matters and may adversely affect the trading price of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by

KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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
In addition, the S&P Dow Jones and FTSE Russell have implemented changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and has caused shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
Form of Employment, Change in Control and Severance Agreement. On August 3, 2021, the Board, upon recommendation of the Compensation Committee, in consultation with the Compensation Committee’s independent compensation consultant, has approved a Form of Employment, Change in Control and Severance Agreement (the “Agreement”) applicable to the CEO and certain of our executive officers, including the named executive officers (together, the “Executive Officers”), to encourage their continued attention, dedication and continuity with respect to their roles and responsibilities without the distraction that may arise from the possibility or occurrence of a change of control of Bloom Energy.
An Executive Officer will receive payments and benefits under his or her Agreement if the Executive Officer is subject to a Qualifying Termination (as defined in the Agreement), which means his or her employment is terminated without “cause” (as defined in the Agreement) or for “good reason” (as defined in the Agreement). A termination or resignation due to death or disability shall not constitute a Qualifying Termination.
The following terms apply with respect to each of the Executive Officer upon a Qualifying Termination, subject to such individual entering into and not revoking a release of claims in our favor within the time frame set forth in the Agreement:
•our Executive Officers (including our CEO) will be paid a lump sum severance payment (less applicable tax withholdings) equal to one time their annual base salary;

•our CEO will be paid a lump sum severance payment (less applicable tax withholdings) equal to one time his annual target incentive bonus amount; and
•our Executive Officers (including our CEO) may be reimbursed for premiums under COBRA for a period of 12 months.
An Executive Officer will also receive payments and benefits under his or her Agreement if the Executive Officer is subject to a CiC Qualifying Termination (as defined in the Agreement), which means his or her employment is terminated without “cause” (as defined in the Agreement) or for “good reason” (as defined in the Agreement), beginning on the date three (3) months prior to or within twelve (12) months following the consummation of a “change in control” (as defined in the Agreement). A termination or resignation due to death or disability shall not constitute a CiC Qualifying Termination.
The following terms apply with respect to each of the Executive Officer upon a CiC Qualifying Termination, subject to such individual entering into and not revoking a release of claims in our favor within the time frame set forth in the Agreement:
•100% of all outstanding equity awards will vest (awards based on the achievement of performance criteria will vest as to 100% of the amount of the award assuming the performance criteria have been achieved at target levels or as set forth in the applicable award agreement);
•Our CEO will be paid a lump sum severance payment (less applicable tax withholdings) equal to two times his annual base salary and our other Executive Officers will be paid a lump sum severance payment (less applicable tax withholdings) equal to one and one-half times their annual base salary;
•Our CEO will be paid a lump sum severance payment (less applicable tax withholdings) equal to two times his annual target incentive bonus amount and our other Executive Officers will be paid a lump sum severance payment (less applicable tax withholdings) equal to one and one-half times their annual target incentive bonus amount; provided that in both cases the amount of bonus will be prorated; and
•Our CEO may be reimbursed for premiums under COBRA for a period of 24 months and our other Executive Officers may be reimbursed for premiums under COBRA for a period of 18 months.

If the total of lump sum of any payments under the Agreement would exceed limits defined in Section 280G of the Internal Revenue Code (the "Code") and would result in the imposition of an excise tax under Section 4999 of the Code, the such Executive Officer's benefits will be determined based on a “best net benefit” provision. Compensation payable under the Agreement is intended to comply with Section 409A of the Code.

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
10.1	^	Offer Letter between the Registrant and Guillermo Brooks dated May 31, 2021				Filed herewith
10.2		Third Amendment to Net Lease Agreement, dated as of June 6, 2021, by and between the Registrant and SPUS9 at First Street, LP				Filed herewith
10.3	†	Purchase, Engineering, Procurement and Construction Contract between the Registration, RAD 2021 Bloom ESA Funds I - V, and RAD Bloom Project Holdco LLC, dated as of June 25, 2021				Filed herewith
10.4	†	Operations and Maintenance Agreement between the Registrant and RAD Bloom Project Holdco LLC, dated as of June 25, 2021				Filed herewith
10.5	^	Form of Employment, Change in Control and Severance Agreement				Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of this exhibit are redacted as permitted under Regulation S-K, Rule 601.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	August 6, 2021	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)