Form 10-Q
period 2021-09-30
Bloom Energy Corp
filed 2021-11-05
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021
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

The number of shares of the registrant’s common stock outstanding as of October 27, 2021 was as follows:
Class A Common Stock, $0.0001 par value 147,730,770 shares
Class B Common Stock, $0.0001 par value 27,734,592 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2021

Unless the context otherwise requires, the terms "we," "us," "our," and "Bloom Energy," each refer to Bloom Energy Corporation and all of its subsidiaries.

Table of Contents
Index to Financial Statements
Part I
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data and par values)
(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents[1]	$121,861	$246,947
Restricted cash[1]	65,315	52,470
Accounts receivable[1]	62,066	96,186
Contract assets	27,745	3,327
Inventories	182,555	142,059
Deferred cost of revenue	33,759	41,469
Customer financing receivable[1]	5,693	5,428
Prepaid expenses and other current assets[1]	31,946	30,718
Total current assets	530,940	618,604
Property, plant and equipment, net[1]	615,514	600,628
Operating lease right-of-use assets	70,055	35,621
Customer financing receivable, non-current[1]	40,981	45,268
Restricted cash, non-current[1]	132,725	117,293
Deferred cost of revenue, non-current	2,918	2,462
Other long-term assets[1]	38,593	34,511
Total assets	$1,431,726	$1,454,387
Liabilities, Redeemable Noncontrolling Interest, Stockholders’ (Deficit) Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$101,908	$58,334
Accrued warranty	7,907	10,263
Accrued expenses and other current liabilities[1]	85,877	112,004
Deferred revenue and customer deposits[1]	81,894	114,286
Operating lease liabilities	6,206	7,899
Financing obligations	14,260	12,745
Recourse debt	6,034	—
Non-recourse debt[1]	7,782	120,846
Total current liabilities	311,868	436,377
Deferred revenue and customer deposits, non-current[1]	67,887	87,463
Operating lease liabilities, non-current	78,146	41,849
Financing obligations, non-current	456,315	459,981
Recourse debt, non-current	285,216	168,008
Non-recourse debt, non-current[1]	205,164	102,045
Other long-term liabilities	26,755	17,268
Total liabilities	1,431,351	1,312,991

Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	331	377
Stockholders’ (deficit) equity:
Preferred stock: 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Common stock: $0.0001 par value; Class A shares - 600,000,000 shares authorized and 147,320,041 shares and 140,094,633 shares issued and outstanding and Class B shares - 600,000,000 shares authorized and 27,758,020 shares and 27,908,093 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	18	17
Additional paid-in capital	3,183,101	3,182,753
Accumulated other comprehensive loss	(278)	(9)
Accumulated deficit	(3,229,752)	(3,103,937)
Total stockholders’ (deficit) equity	(46,911)	78,824
Noncontrolling interest	46,955	62,195
Total liabilities, redeemable noncontrolling interest, stockholders' (deficit) equity and noncontrolling interest	$1,431,726	$1,454,387
1We have variable interest entities, which represent a portion of the consolidated balances recorded within these financial statement line items in the condensed consolidated balance sheets (see Note 11 - Portfolio Financings).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Product	$128,550	$131,076	$413,347	$346,832
Installation	22,172	26,603	53,710	73,060
Service	39,251	26,141	111,375	77,496
Electricity	17,255	16,485	51,273	47,472
Total revenue	207,228	200,305	629,705	544,860
Cost of revenue:
Product	93,704	72,037	289,889	227,653
Installation	25,616	27,872	66,756	86,938
Service	39,586	33,214	111,269	92,836
Electricity	11,439	11,195	32,913	35,266
Total cost of revenue	170,345	144,318	500,827	442,693
Gross profit	36,883	55,987	128,878	102,167
Operating expenses:
Research and development	27,634	19,231	76,602	61,887
Sales and marketing	20,124	11,700	62,803	37,076
General and administrative	33,014	25,428	90,470	79,471
Total operating expenses	80,772	56,359	229,875	178,434
Loss from operations	(43,889)	(372)	(100,997)	(76,267)
Interest income	72	254	222	1,405
Interest expense	(14,514)	(19,902)	(43,798)	(55,030)
Interest expense - related parties	—	(353)	—	(2,513)
Other income (expense), net	2,011	(221)	1,948	(4,142)
Gain (loss) on extinguishment of debt	—	1,220	—	(12,878)
(Loss) gain on revaluation of embedded derivatives	(184)	1,505	(1,644)	2,201
Loss before income taxes	(56,504)	(17,869)	(144,269)	(147,224)
Income tax provision	158	7	595	272
Net loss	(56,662)	(17,876)	(144,864)	(147,496)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(4,292)	(5,922)	(13,742)	(17,081)
Net loss attributable to Class A and Class B common stockholders	$(52,370)	$(11,954)	$(131,122)	$(130,415)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.30)	$(0.09)	$(0.76)	$(1.01)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	174,269	138,964	172,601	129,571
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(56,662)	$(17,876)	$(144,864)	$(147,496)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale securities	—	—	—	(23)
Change in derivative instruments designated and qualifying as cash flow hedges	(763)	573	(4,031)	(8,144)
Foreign currency translation adjustment	(299)	—	(523)	—
Other comprehensive (loss) income, net of taxes	(1,062)	573	(4,554)	(8,167)
Comprehensive loss	(57,724)	(17,303)	(149,418)	(155,663)
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(3,673)	(5,349)	(9,964)	(25,219)
Comprehensive loss attributable to Class A and Class B stockholders	$(54,051)	$(11,954)	$(139,454)	$(130,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Stockholders' (Deficit) Equity and Noncontrolling Interest
(in thousands, except share data) (unaudited)

	Three Months Ended September 30, 2021
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at June 30, 2021	$334	173,402,160	$17	$3,155,917	$(124)	$(3,177,381)	$(21,571)	$51,185
Issuance of restricted stock awards	—	581,363	—	—	—	—	—	—
ESPP purchase	—	967,797	—	5,319	—	—	5,319	—
Exercise of stock options	—	126,741	1	1,122	—	—	1,123	—
Stock-based compensation	—	—	—	20,743	—	—	20,743	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	763
Distributions to noncontrolling interests	(20)	—	—	—	—	—	—	(540)
Foreign currency translation adjustment	—	—	—	—	(154)	—	(154)	(145)
Net income (loss)	17	—	—	—	—	(52,371)	(52,371)	(4,308)
Balances at September 30, 2021	$331	175,078,061	$18	$3,183,101	$(278)	$(3,229,752)	$(46,911)	$46,955

	Three Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at June 30, 2020	$118	130,238,289	$13	$2,747,890	$(9)	$(3,064,846)	$(316,951)	$66,302
Conversion of notes	—	19,136,313	1	160,341	—	—	160,342	—
Issuance of convertible note	—	—	—	124,050	—	—	124,050	—
Issuance of restricted stock awards	—	3,203,935	1	—	—	—	1	—
ESPP purchase	—	944,979	—	4,323	—	—	4,323	—
Exercise of stock options	—	273,056	—	3,235	—	—	3,235	—
Stock-based compensation	—	—	—	14,537	—	—	14,537	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	573
Distributions to noncontrolling interests	(18)	—	—	—	—	—	—	(269)
Proceeds from noncontrolling interest	—	—	—	—	—	—	—	4,314
Net income (loss)	89	—	—	—	—	(11,954)	(11,954)	(6,011)
Balances at September 30, 2020	$189	153,796,572	$15	$3,054,376	$(9)	$(3,076,800)	$(22,418)	$64,909

	Nine Months Ended September 30, 2021
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2020	$377	168,002,726	$17	$3,182,753	$(9)	$(3,103,937)	$78,824	$62,195
Cumulative effect upon adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	—	(126,799)	—	5,308	(121,491)	—
Issuance of restricted stock awards	—	2,533,027	—	—	—	—	—	—
ESPP purchase	—	1,945,305	—	10,045	—	—	10,045	—
Exercise of stock options	—	2,597,003	1	62,064	—	—	62,065	—
Stock-based compensation expense	—	—	—	55,038	—	—	55,038	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	4,031
Distributions to noncontrolling interests	(37)	—	—	—	—	—	—	(5,285)
Foreign currency translation adjustment	—	—	—	—	(269)	—	(269)	(254)
Net loss	(9)	—	—	—	—	(131,123)	(131,123)	(13,732)
Balances at September 30, 2021	$331	175,078,061	$18	$3,183,101	$(278)	$(3,229,752)	$(46,911)	$46,955

	Nine Months Ended September 30, 2020
	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders' Deficit	Noncontrolling Interest
		Shares	Amount
Balances at December 31, 2019	$443	121,036,289	$12	$2,686,759	$19	$(2,946,384)	$(259,594)	$91,291
Conversion of notes	—	23,854,441	2	201,470	—	—	201,472	—
Issuance of convertible note	—	—	—	124,050	—	—	124,050	—
Adjustment of embedded derivative for debt modification	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	6,524,088	1		—	—	1	—
ESPP purchase	—	1,937,825	—	8,500	—	—	8,500	—
Exercise of stock options	—	443,929	—	4,243	—	—	4,243	—
Stock-based compensation	—	—	—	53,425	—	—	53,425	—
Unrealized loss on available for sale securities	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	(5)	—	(5)	(8,139)
Distributions to noncontrolling interests	(35)	—	—	—	—	—	—	(5,696)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	4,314
Net loss	(219)	—	—	—	—	(130,415)	(130,415)	(16,861)
Balances at September 30, 2020	$189	153,796,572	$15	$3,054,376	$(9)	$(3,076,800)	$(22,418)	$64,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(144,864)	$(147,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,079	38,888
Non-cash lease expense	7,161	4,419
Write-off of property, plant and equipment, net	—	36
Impairment of equity method investment	—	4,236
Revaluation of derivative contracts	486	(2,267)
Stock-based compensation expense	57,309	57,385
Gain on remeasurement of investment	(1,966)	—
Loss on extinguishment of debt	—	11,785
Amortization of debt issuance costs and premium, net	2,824	(195)
Changes in operating assets and liabilities:
Accounts receivable	34,291	(4,058)
Contract assets	(24,418)	(8,596)
Inventories	(39,953)	(22,772)
Deferred cost of revenue	7,307	1,562
Customer financing receivable	4,022	3,790
Prepaid expenses and other current assets	236	(2,647)
Other long-term assets	(374)	(3,217)
Accounts payable	37,973	8,704
Accrued warranty	(2,357)	(525)
Accrued expenses and other current liabilities	(26,178)	4,932
Operating lease right-of-use assets and operating lease liabilities	(7,593)	(4,467)
Deferred revenue and customer deposits	(53,181)	(15,658)
Other long-term liabilities	1,289	(3,828)
Net cash used in operating activities	(107,907)	(79,989)
Cash flows from investing activities:
Purchase of property, plant and equipment	(44,625)	(33,066)
Net cash acquired from step acquisition	3,114	—
Net cash used in investing activities	(41,511)	(33,066)
Cash flows from financing activities:
Proceeds from issuance of debt	—	300,000
Proceeds from issuance of debt to related parties	—	30,000
Repayment of debt	(11,017)	(92,546)
Repayment of debt - related parties	—	(2,105)
Debt issuance costs	—	(13,247)
Proceeds from financing obligations	7,534	14,807
Repayment of financing obligations	(10,174)	(7,828)
Contribution from noncontrolling interest	—	4,314
Distributions to noncontrolling interests and redeemable noncontrolling interests	(5,322)	(6,103)
Proceeds from issuance of common stock	72,109	12,745
Net cash provided by financing activities	53,130	240,037
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(521)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(96,809)	126,982
Cash, cash equivalents, and restricted cash:
Beginning of period	416,710	377,388
End of period	$319,901	$504,370

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,598	$56,607
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	10,332	39,775
Operating cash flows from financing leases	643	3,684
Cash paid during the period for income taxes	372	353
Non-cash investing and financing activities:
Increase in recourse debt, non-current upon adoption of ASU 2020-06, net (Note 2)	$121,491	$—
Liabilities recorded for property, plant and equipment	6,188	350
Operating lease liabilities arising from obtaining right-of-use assets upon adoption of new lease guidance	—	39,775
Recognition of operating lease right-of-use asset during the year-to-date period	43,660	3,333
Recognition of financing lease right-of-use asset during the year-to-date period	1,961	351
Conversion of 10% convertible promissory notes into Class A common stock	—	150,670
Conversion of 10% convertible promissory notes to related party into Class A common stock	—	50,800
Accrued interest for notes	—	30
Adjustment of embedded derivative related to debt extinguishment	—	24,071
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
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. There have been a number of supply chain disruptions throughout the global supply chain as countries are in various stages of opening up and demand for certain components increases. Although we were able to find alternatives for many component shortages, we experienced some delays and cost increases with respect to container shortages, ocean shipping and air freight.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2020, we had $291.3 million of total outstanding recourse debt as of September 30, 2021, $285.2 million of which is classified as long-term debt. Our recourse debt scheduled repayments will commence in June 2022.
On October 23, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with SK ecoplant Co., Ltd. (formerly known as SK Engineering and Construction Co., Ltd.) ("SK ecoplant") in connection with a strategic partnership. Pursuant to the SPA, we have agreed to sell to SK ecoplant 10,000,000 shares of zero coupon, non-voting redeemable convertible Series A preferred stock in Bloom Energy, par value $0.0001 per share, at a purchase price of $25.50 per share or an aggregate purchase price of approximately $255.0 million. For more information about the SPA, please see Note 18 - Subsequent Events, and for more information about our joint venture with SK ecoplant, please see Note 12 - Related Party Transactions.
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
As disclosed in the 2020 Annual Report on Form 10-K, effective on December 31, 2020, we lost our emerging growth company status which accelerated the adoption of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). As a result, we adjusted our previously reported condensed consolidated financial statements effective January 1, 2020.
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
Business Combinations
Acquisitions of a business are accounted by using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires us to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances and liabilities, such as uncertain tax positions and contingencies. We may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.
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
Other accounting estimates include variable consideration relating to product performance guaranties, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, product performance warranties and guaranties and extended maintenance, derivative valuations, estimates for recapture of the U.S. Investment Tax Credit ("ITC") and similar federal tax benefits, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, stock-based compensation expense and the fair value of contingent consideration related to business combinations. In addition, because the duration and severity of the COVID-19 pandemic remains uncertain, certain of such estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, India and the Republic of Korea (collectively, the "Asia Pacific region"). In the three and nine months ended September 30, 2021, total revenue in the Asia Pacific region was 36% and 38%, respectively, of our total revenue. In the three and nine months ended September 30, 2020, total revenue in the Asia Pacific region was 24% and 30%, respectively, of our total revenue.
Credit Risk - At September 30, 2021 and December 31, 2020, SK ecoplant, accounted for approximately 22% and 56% of accounts receivable, respectively. At September 30, 2021, RAD Bloom Project Holdco LLC, accounted for approximately 16% of accounts receivable and none at December 31, 2020. At September 30, 2021, Bronx Community Clean Energy Project accounted for approximately 18% of accounts receivable and none at December 31, 2020. To date, we have not experienced any credit losses.
Customer Risk - During the three months ended September 30, 2021, one customer represented 35% of our total revenue. During the nine months ended September 30, 2021, two customers represented 37% and 12% of our total revenue, respectively.

2. Summary of Significant Accounting Policies
Please refer to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Revenue Recognition
We primarily earn product and installation revenue from the sale and installation of our Energy Servers, service revenue by providing services under operations and maintenance services contracts, and electricity revenue by selling electricity to customers under PPAs and Managed Services Agreements (as defined below). We offer our customers several ways to finance their use of a Bloom Energy Server. Customers, including some of our international channel providers and Third Party PPAs, may choose to purchase our Energy Servers outright. Customers may also enter into contracts with us for the purchase of electricity generated by our Energy Servers (a "Managed Services Agreement"), which is then financed through one of our financing partners ("Managed Services Financings"), or as a traditional lease (as explained in “Managed Service Financing" in Item 2 below). Finally, customers may purchase electricity through our PPA Entities ("Portfolio Financings").
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

We exclude from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales. These tax amounts are recorded in cost of electricity revenue, cost of service revenue, and general and administrative operating expenses.
We allocate the transaction price to each distinct performance obligation based on relative standalone selling prices. Given that we typically sell an Energy Server with a maintenance services agreement and have not provided maintenance services to a customer who does not have use of an Energy Server, standalone selling prices are estimated using a cost-plus approach. Costs relating to Energy Servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). We then apply a margin to the Energy Servers, which may vary with the size of the customer, geographic region and the scale of the Energy Server deployment. As our business offerings and eligibility for the ITC evolve over time, we may be required to modify the expected margin in subsequent periods and our revenue could be materially affected. Costs relating to installation include all direct and indirect installation costs. The margin we apply reflects our profit objectives relating to installation. Costs for maintenance services arrangements are estimated over the life of the maintenance contracts and include estimated future service costs and future material costs. Material costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. After considering the total service costs, we apply a lower margin to our service costs than to our Energy Servers as it best reflects our long-term service margin expectations and comparable historical industry service margins. As a result, our estimate of our selling price is driven primarily by our expected margin on both the Energy Server and the maintenance services agreements based on their respective costs or, in the case of maintenance services agreements, the estimated costs to be incurred.
We generally recognize product and installation revenue at the point in time that the customer obtains control of the Energy Server. For certain instances, such as bill-and-hold transactions, control of installations transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied using the cost-to-total cost (percentage-of-completion) method. We use an input measure of progress to determine the amount of revenue to recognize during each reporting period when such revenue is recognized over time, based on the costs incurred to satisfy the performance obligation. We recognize maintenance services revenue, including revenue associated with any related customer material rights, over time as we perform service maintenance activities.
Amounts billed to customers for shipping and handling activities are considered contract fulfillment activities and not a separate performance obligation of the contract. Shipping and handling costs are recorded within cost of revenue.
The following is a description of the principal activities from which we generate revenue. Our four revenue streams are classified as follows:
Product Revenue - All of our product revenue is generated from the sale of our Energy Servers to direct purchase customers, including financing partners on Third-Party PPAs and sale-and-leaseback transactions, international channel providers and traditional lease customers. We generally recognize product revenue from contracts with customers at the point that control is transferred to the customers. This occurs when we achieve customer acceptance, which typically occurs upon transfer of control to our customers, which depending on the contract terms is when the system is shipped and delivered to our customers, when the system is shipped and delivered and is physically ready for startup and commissioning, or when the system is shipped and delivered and is turned on and producing power. Certain customer arrangements include bill-and-hold terms under which transfer of control criteria have been met, including the passing of title and significant risk and reward of ownership to the customers. Therefore, the customers can direct the use of the bill-and-hold product while we retain physical possession of the product until it is delivered to a customer site at a point in time in the future.
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
Installation Revenue - Nearly all of our installation revenue relates to the installation of Energy Servers sold to customers as part of a direct purchase and to financing parties as part of a traditional lease or Portfolio Financing. Generally, we recognize installation revenue when the system is physically ready for startup and commissioning, or when the system is turned on and producing power. For instances when control for installation services is transferred over time, we use an input measure of progress to determine the amount of revenue to recognize during each reporting period based on the costs incurred to satisfy the performance obligation.
Payments received from customers are recorded within deferred revenue and customer deposits in the condensed consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the condensed consolidated balance sheets until control is transferred.
Service Revenue - Service revenue is generated from maintenance services agreements. As part of our initial contract with customers for the sale and installation of our Energy Servers, we typically provide a standard one-year warranty which covers defects in materials and workmanship and manufacturing or performance conditions under normal use and service for the first year following commencement of operations. As part of this standard first-year warranty, we also monitor the operations of the underlying systems and provide output and efficiency guaranties. We have determined that this standard first-year warranty is a distinct performance obligation - being a promise to stand-ready to maintain the Energy Servers when and if required during the first year following installation. We also sell to our customers extended annual maintenance services that effectively extend the standard first-year warranty coverage at the customer’s option. These customers generally have an option to renew or cancel the extended maintenance services on an annual basis and nearly every customer has renewed historically. Similar to the standard first-year warranty, the optional extended annual maintenance services are considered a distinct performance obligation – being a promise to stand-ready to maintain the Energy Servers when and if required during the renewal service year.
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
Payments from customers for the extended maintenance contracts are generally received at the beginning of each service year. Accordingly, the customer payment received is recorded as a customer deposit and revenue is recognized over the related service period as the services are performed.
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
In addition, in certain Managed Services Financings pursuant to which we are party to a Managed Services Agreement with a customer in a sale-leaseback-sublease arrangement, we may recognize electricity revenue. We first determine whether the Energy Servers under the sale-leaseback arrangement of a Managed Services Financing were “integral equipment." As the Energy Servers were determined not to be integral equipment, we determine if the leaseback was classified as a financing lease or an operating lease.
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
We adopted ASC 842, with effect from January 1, 2020. Managed Services Financings entered from January 1, 2020 until June 30, 2021, including some of our agreements with financiers are accounted for as financing transactions because the repurchase options in these agreements prevent the transfer of control of the systems to the financier. Additionally, some of our leaseback agreements with financiers are not operating leases and are therefore accounted for as failed sale-and-leaseback transactions. We also determined that the sub-lease arrangements under the Managed Services Agreements with the customer are not within the scope of ASC 842 because the customer does not have the right to control the use of the underlying assets (i.e., the Energy Servers). Accordingly, such agreements are accounted for under ASC 606. Under ASC 606, we recognize customer payments for electricity as electricity revenue.
In the three months ended September 30, 2021, we completed the first successful sale-and-lease back transaction in which we transferred control of the Energy Server to the financier and leased it back as an operating lease. The proceeds from the sale are allocated between the sale of Energy Server for Product and Installation based on the relative standalone selling prices. The proceeds allocated to the sale of the Energy Servers are evaluated to determine if the transaction meets the criteria for sale-leaseback accounting. To meet the sale-leaseback criteria, control of the Energy Servers must transfer to the financier, which requires among other criteria the leaseback to meet the criteria for an operating lease. Accordingly, for such transactions where control transfers and the leaseback is classified as an operating lease, we recognize revenue on the sale of the Energy Servers, and separately recognize the lease back obligations.
We recognize a lease liability for the Energy Server leaseback obligation based on the present value of the future payments to the financier that are attributed to the Energy Server leaseback using our incremental borrowing rate. We also record a right-of-use asset, which is amortized over the term of the leaseback, and is included as a cost of electricity revenue on the condensed consolidated statements of operations.
For such sale-and-leaseback transactions during the 3 months ended September 30, 2021, we recognized $3.9 million revenue, and recognized $2.2 million right-of-use assets and liabilities as operating leases. For proceeds received from the customer under Managed Services Agreements, we recorded the electricity revenue on a straight-line basis over the lease term, which were not material.
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
Cost of Installation Revenue - Cost of installation revenue primarily consists of the costs to install our Energy Servers that we sell to direct purchase, including financing partners on Third-Party PPAs and traditional lease customers. It includes cost of materials and service providers, personnel costs, shipping costs and allocated costs.
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
Service revenue related to sales-type leases is included in electricity revenue in the condensed consolidated statements of operations. We have not entered into any new Portfolio Financing arrangements through PPA Entities during the last three years.

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
The functional currency of our joint venture in the Republic of Korea is the local currency, the South Korean won ("KRW"), since the joint venture is financially independent of its U.S. parent and the KRW is the currency in which the joint venture generates and expends cash. Assets and liabilities of this entity are translated at the rate of exchange at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange during the period. For this entity, translation adjustments resulting from the process of translating the KRW financial statements into U.S. dollars are included in other comprehensive loss. Translation adjustments attributable to noncontrolling interests are allocated to and reported as part of the noncontrolling interests in the condensed consolidated financial statements.
Goodwill
Goodwill is recognized in conjunction with business acquisitions as the excess of the purchase consideration for the business acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of a business acquisition.
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. We acquired the remaining noncontrolling equity interest in our related party Bloom Energy Japan Limited as of July 1, 2021 and recognized goodwill of $1.7 million as of September 30, 2021.
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
Lessor with Variable Lease Payments - In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments ("ASU 2021-05"), which modifies ASC 842 to require lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements.
3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	September 30,	December 31,
	2021	2020

Accounts receivable	$62,066	$96,186
Contract assets	27,745	3,327
Customer deposits	37,911	66,171
Deferred revenue	111,870	135,578
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, however billing milestones have not been reached. Customer deposits and deferred revenue are payments received from customers or invoiced amounts prior to transfer of controls of performance obligations. Customer deposits are refundable fees until certain milestones are met.
Contract Assets
During the three months ended September 30, 2021, contract assets increased from $18.6 million to $27.7 million. Contract assets of $20.9 million were recognized when the transfers of controls of performance obligations were satisfied but the related billing milestones had not been met. Contract assets of $11.8 million from the beginning of the period were transferred to accounts receivable. During the three months ended September 30, 2020, contract assets increased from $3.0 million to $11.4 million. Contract assets of $8.4 million were recognized when the transfers of controls of performance obligations were satisfied but the related billing milestones had not been met. Contract assets of $0.1 million from the beginning of the period were transferred to accounts receivable.

During the nine months ended September 30, 2021, contract assets increased from $3.3 million to $27.7 million. Contract assets of $24.4 million were recognized when the transfers of control of performance obligations were satisfied but the related billing milestones had not been met. During the nine months ended September 30, 2020, contract assets increased from $2.8 million to $11.4 million. Contract assets of $8.6 million were recognized when the transfers of control of performance obligations were satisfied but the related billing milestones had not been met. No contract asset balances from the beginning of the periods were transferred to accounts receivable.
Deferred Revenue
Deferred revenue activity, including deferred incentive revenue activity, during the three and nine months ended September 30, 2021 and 2020 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Beginning balance	$116,255	$169,253	$135,578	$175,455
Additions	175,423	166,504	541,519	464,135
Revenue recognized	(179,808)	(178,713)	(565,227)	(482,546)
Ending balance	$111,870	$157,044	$111,870	$157,044
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: (i) product, (ii) installation, (iii) services and (iv) electricity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue from contracts with customers:
Product revenue	$128,550	$131,076	$413,347	$346,832
Installation revenue	22,172	26,603	53,710	73,060
Services revenue	39,251	26,141	111,375	77,496
Electricity revenue	804	344	2,107	488
Total revenue from contract with customers	190,777	184,164	580,539	497,876
Revenue from contracts accounted for as leases:
Electricity revenue	16,451	16,141	49,166	46,984
Total revenue	$207,228	$200,305	$629,705	$544,860

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and are as follows (in thousands):

	September 30,	December 31,
	2021	2020
As Held:
Cash	$291,830	$180,808
Money market funds	28,071	235,902
	$319,901	$416,710
As Reported:
Cash and cash equivalents	$121,861	$246,947
Restricted cash	198,040	169,763
	$319,901	$416,710

Restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Current:
Restricted cash	$64,059	$26,706
Restricted cash related to PPA Entities[1]	1,256	25,764
Restricted cash, current	65,315	52,470
Non-current:
Restricted cash	117,501	286
Restricted cash related to PPA Entities[1]	15,224	117,007
Restricted cash, non-current	132,725	117,293
	$198,040	$169,763
1 We have VIEs that represent a portion of the condensed consolidated balances recorded within the "restricted cash" and other financial statement line items in the condensed consolidated balance sheets (see Note 11 - Portfolio Financings). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of September 30, 2021, includes $34.2 million and $1.2 million of current restricted cash, respectively, and $65.2 million and $13.3 million of non-current restricted cash, respectively. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2020, includes $20.3 million and $0.7 million of current restricted cash, respectively, and $88.4 million and $13.3 million of non-current restricted cash, respectively. These entities are not considered VIEs.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with our designated financial institution. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $113.9 million and $49.3 million of accounts receivable during the nine months ended September 30, 2021 and during fiscal year ended December 31, 2020, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 were not material.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents, the fair value of contingent consideration related to business combinations, natural gas fixed price forward contracts, embedded Escalation Protection Plan ("EPP") derivatives and interest rate swap agreements have not changed from the policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
September 30, 2021	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$28,071	$—	$—	$28,071
	$28,071	$—	$—	$28,071
Liabilities
Contingent consideration	$—	$—	$3,623	$3,623
Derivatives:
Embedded EPP derivatives	—	—	7,186	7,186
Interest rate swap agreements	—	11,853	—	11,853
	$—	$11,853	$10,809	$22,662

	Fair Value Measured at Reporting Date Using
December 31, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$235,902	$—	$—	$235,902
	$235,902	$—	$—	$235,902
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$—	$2,574	$2,574
Embedded EPP derivatives	—	—	5,541	5,541
Interest rate swap agreements	—	15,989	—	15,989
	$—	$15,989	$8,115	$24,104
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Natural Gas Fixed Price Forward Contracts - As of September 30, 2021, natural gas fixed price forward contracts were valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices. The leveling of each financial instrument is reassessed at the end of each period and is based on pricing information received from third-party pricing sources. During 2021, we transferred natural gas forward contracts from Level 3 to Level 2. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria.

For the three months ended September 30, 2021 and 2020, we recognized an unrealized gain of $0.1 million and an unrealized gain of $0.7 million, respectively, as a result of a change in the fair value of our natural gas fixed price forward contracts during these periods. We realized gains of $0.1 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statements of operations.
For the nine months ended September 30, 2021 and 2020, we recognized an unrealized gain of $1.1 million and no unrealized gains or losses, respectively. We realized gains of $1.5 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively, on the settlement of these contracts in cost of revenue on our condensed consolidated statements of operations.
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
For the three months ended September 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $0.2 million and an unrealized gain of $1.5 million, respectively, in (loss) gain on revaluation of embedded derivatives on our condensed consolidated statements of operations.
For the nine months ended September 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $1.6 million and an unrealized gain of $2.2 million, respectively, in (loss) gain on revaluation of embedded derivatives on our condensed consolidated statements of operations.
The changes in the Level 3 financial liabilities during the nine months ended September 30, 2021 were as follows (in thousands):

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2019	$6,968	$6,176	$13,144
Settlement of natural gas fixed price forward contracts	(4,503)	—	(4,503)
Changes in fair value	109	(635)	(526)
Liabilities at December 31, 2020	2,574	5,541	8,115
Changes in fair value	—	1,645	1,645
Transfer from Level 3 to Level 2 in fair value hierarchy	(2,574)	—	(2,574)
Liabilities at September 30, 2021	$—	$7,186	$7,186
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our condensed consolidated balance sheets. As of September 30, 2021, we expect $2.7 million of the loss on the interest rate swaps accumulated in other comprehensive loss to be reclassified into earnings in the next 12 months.
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

	September 30, 2021		December 31, 2020
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$46,674	$39,545	$50,746	$42,679
Debt instruments
Recourse:
10.25% Senior Secured Notes due March 2027	68,879	73,345	68,614	71,831
2.5% Green Convertible Senior Notes due August 2025	222,371	317,078	99,394	426,229
Non-recourse:
7.5% Term Loan due September 2028	29,699	36,370	31,746	37,658
6.07% Senior Secured Notes due March 2030	74,289	84,961	77,007	89,654
LIBOR + 2.5% Term Loan due December 2021	108,958	109,513	114,138	116,113

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Raw materials	$94,051	$79,090
Work-in-progress	40,822	29,063
Finished goods	47,682	33,906
	$182,555	$142,059
The inventory reserves were $14.5 million and $14.0 million as of September 30, 2021 and December 31, 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Prepaid hardware and software maintenance	$4,034	$5,227
Receivables from employees	5,184	5,160
Other prepaid expenses and other current assets	22,728	20,331
	$31,946	$30,718

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	September 30,	December 31,
	2021	2020

Energy Servers	$675,083	$669,422
Computers, software and hardware	21,105	20,432
Machinery and equipment	112,634	106,644
Furniture and fixtures	8,531	8,455
Leasehold improvements	38,156	37,497
Building	46,730	46,730
Construction-in-progress	62,906	21,118
	965,145	910,298
Less: accumulated depreciation	(349,631)	(309,670)
	$615,514	$600,628
Depreciation expense related to property, plant and equipment was $13.3 million and $13.0 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense related to property, plant and equipment was $40.1 million and $38.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Property, plant and equipment under operating leases by the PPA Entities was $368.0 million and $368.0 million and accumulated depreciation for these assets was $133.5 million and $115.9 million as of September 30, 2021 and December 31, 2020, respectively. Depreciation expense for these assets was $5.9 million and $5.9 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense for these assets was $17.6 million and $18.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Prepaid insurance	$10,112	$11,792
Deferred commissions	7,039	6,732
Long-term lease receivable	7,797	6,995
Goodwill	1,719	—
Prepaid and other long-term assets	11,926	8,992
	$38,593	$34,511

Accrued Warranty
Accrued warranty liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Product warranty	$1,107	$1,549
Product performance	6,800	8,605
Maintenance services contracts	—	109
	$7,907	$10,263
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2020	$10,154
Accrued warranty, net	6,682
Warranty expenditures during the year-to-date period	(8,929)
Balances at September 30, 2021	$7,907
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Compensation and benefits	$24,393	$28,343
Current portion of derivative liabilities	12,415	19,116
Sales-related liabilities	6,232	14,479
Accrued installation	8,854	16,468
Sales tax liabilities	1,304	2,732
Interest payable	719	2,224
Other	31,960	28,642
	$85,877	$112,004
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020

Delaware grant	$9,495	$9,212
Other	17,260	8,056
	$26,755	$17,268
We recorded a long-term liability for the potential future repayment of the incentive grant received from the Delaware Economic Development Authority of $9.5 million and $9.2 million as of September 30, 2021 and December 31, 2020, respectively. See Note 13 - Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of September 30, 2021 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$6,034	$62,845	$68,879	$—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	222,371	222,371	—	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	6,034	285,216	291,250	—
7.5% Term Loan due September 2028	31,912	3,315	26,384	29,699	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	75,016	4,467	69,822	74,289	—	6.07%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	109,109	—	108,958	108,958	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	759	2.25%	December 2021	PPA V	No
Total non-recourse debt	216,037	7,782	205,164	212,946	759
Total debt	$516,037	$13,816	$490,380	$504,196	$759

The following is a summary of our debt as of December 31, 2020 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$—	$68,614	$68,614	$—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	99,394	99,394	—	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	—	168,008	168,008	—
7.5% Term Loan due September 2028	34,456	2,826	28,920	31,746	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	77,837	3,882	73,125	77,007	—	6.07%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	114,761	114,138	—	114,138	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	968	2.25%	December 2021	PPA V	No
Total non-recourse debt	227,054	120,846	102,045	222,891	968
Total debt	$527,054	$120,846	$270,053	$390,899	$968

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of September 30, 2021 and December 31, 2020.
Recourse Debt Facilities
10.25% Senior Secured Notes due March 2027 - On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes in a private placement ("10.25% Senior Secured Notes"). The 10.25% Senior Secured Notes are governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantor party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes are secured by certain of our operations and maintenance agreements that previously were part of the security for the 6% Convertible Notes. The 10.25% Senior Secured Notes are supported by a $150.0 million indenture between us and U.S. Bank National Association, which contained an accordion feature for an additional $80.0 million of notes that could be issued on or prior to September 27, 2021. We chose not to exercise this accordion feature, which has now expired.

Interest on the 10.25% Senior Secured Notes is payable quarterly, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The non-current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $64.0 million as of September 30, 2021. The current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $6.0 million as of September 30, 2021.
2.5% Green Convertible Senior Notes due August 2025 - In August 2020, we issued $230.0 million aggregate principal amount of our 2.5% Green Convertible Senior Notes due August 2025 (the "Green Notes"), unless earlier repurchased, redeemed or converted . The principal amount of the Green Notes are $230.0 million, less initial purchaser's discount of $6.9 million and other issuance costs of $3.0 million resulting in net proceeds of $220.1 million.
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
Before May 15, 2025, the noteholders have the right to convert their Green Notes only upon the occurrence of certain events, including a conversion upon satisfaction of a condition relating to the closing price of our common stock ("the Closing Price Condition"). If the Closing Price Condition is met on at least 20 of the last 30 consecutive trading days in any quarter, the noteholders may convert their Green Notes at any time during the immediately following quarter. The Closing Price Condition was not met during the three months ended September 30, 2021 and accordingly, the noteholders may not convert their Green Notes at any time during the quarter ending December 31, 2021. From and after May 15, 2025, the noteholders may convert their Green Notes at any time at their election until the close of business on the second trading day immediately before the maturity date. Should the noteholders elect to convert their Green Notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock or a combination thereof.
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
Interest expense for the three and nine months ended September 30, 2021 was $1.9 million and $5.8 million, including amortization of issuance costs of $0.5 million and $1.5 million, respectively.
Non-recourse Debt Facilities
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments, which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.6 million and $3.8 million as of September 30, 2021 and December 31, 2020, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.

6.07% Senior Secured Notes due March 2030 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly, which began in December 2015 and ends in March 2030. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.9 million and $8.5 million as of September 30, 2021 and December 31, 2020, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The current portion of the LIBOR + 2.5% Term Loan as of September 30, 2021 and December 31, 2020 was none and $114.1 million, respectively. In November 2021, PPA V entered into a $136 million term loan, which replaces the LIBOR + 2.5% Term Loan due December 2021. For additional information, please see Note 18 – Subsequent Events. As a result of the November 2021 refinance, we reclassified the short term obligation related to LIBOR + 2.5% Term Loan as non-current within the condensed consolidated balance sheet.
In accordance with the credit agreement, PPA V was issued floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the lenders’ commitments to the loan and the commitments to a letter of credit facility, the PPA V also pays commitment fees at 0.5% per annum over the outstanding commitments, paid quarterly. The loan is secured by all the assets of the PPA V and requires quarterly principal payments which began in March 2017. In connection with the floating-rate credit agreement, in July 2015, PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan. The agreement also included commitments to a letter of credit facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. The amount reserved under the Letter of Credit as of September 30, 2021 and December 31, 2020 was $5.4 million and $5.2 million, respectively, and the unused capacity was $0.8 million and $1.0 million, respectively.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of September 30, 2021 (in thousands):

Remainder of 2021	$3,253
2022	25,765
2023	32,430
2024	36,369
2025	270,613
Thereafter	147,607
$516,037
Interest expense of $14.5 million and $20.3 million for the three months ended September 30, 2021 and 2020, respectively, and $43.8 million and $57.5 million for the nine months ended September 30, 2021 and 2020, respectively, was recorded in interest expense on the condensed consolidated statements of operations. This interest expense includes interest expense - related parties of $0.4 million for the three months ended September 30, 2020, and $2.5 million for the nine months ended September 30, 2020, respectively. We did not incur any interest expense - related parties during the three or nine months ended September 30, 2021.
8. Derivative Financial Instruments
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.

The fair values of the derivatives designated as cash flow hedges as of September 30, 2021 and December 31, 2020 on our condensed consolidated balance sheets are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Liabilities
Accrued expenses and other current liabilities	$11,853	$15,989
PPA V - In July 2015, PPA V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three will mature on December 31, 2021 and the remaining three will mature on June 30, 2031. The effective change is recorded in accumulated other comprehensive loss and is recognized as interest expense on settlement. The notional amounts of the swaps are $178.9 million and $181.4 million as of September 30, 2021 and December 31, 2020, respectively.
We measure the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We realized immaterial gains attributable to the change in valuation during the three and nine months ended September 30, 2021 and 2020, and these gains are included in other expense, net, in the condensed consolidated statements of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$12,651	$17,881	$15,989	$9,238
Loss (gain) recognized in other comprehensive loss	(264)	(72)	(2,548)	9,212
Amounts reclassified from other comprehensive loss to earnings	(499)	(501)	(1,483)	(1,068)
Net loss (gain) recognized in other comprehensive loss	(763)	(573)	(4,031)	8,144
Gain recognized in earnings	(35)	(36)	(105)	(110)
Ending balance	$11,853	$17,272	$11,853	$17,272

Embedded EPP Derivatives in Sales Contracts
For the three months ended September 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $0.2 million and an unrealized gain of $1.5 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $1.6 million and an unrealized gain of $2.2 million, respectively. These gains and losses are included within loss on revaluation of embedded derivatives in the condensed consolidated statements of operations. The fair value of these derivatives was $7.2 million and $4.0 million as of September 30, 2021 and 2020, respectively.
9. Leases
Facilities, Office Buildings and Vehicles
We lease most of our facilities, office buildings and vehicles under operating and finance leases that expire at various dates through February 2036. We lease various manufacturing facilities in Sunnyvale, Fremont and Mountain View, California. Our Sunnyvale manufacturing facility lease was entered into in April 2005 and expires in December 2023. In June 2020 and in March 2021, we signed leases in Fremont that will expire in 2027 and 2036, respectively, to replace our manufacturing facilities in Sunnyvale and Mountain View. These existing plants together comprise approximately 534,894 square feet of space. In June 2021, we extended the lease term for our headquarters in San Jose, California to 2031 and leased two additional floors. We lease additional office space as field offices in the United States and around the world including in China, India, Japan, the Republic of Korea, Taiwan and the United Arab Emirates.

Some of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. For the three months ended September 30, 2021 and 2020, rent expense for all occupied facilities was $4.4 million and $2.8 million, respectively. For the nine months ended September 30, 2021 and 2020, rent expense for all occupied facilities was $11.4 million and $6.8 million, respectively.
Our leases have lease terms ranging from less than 1 year to 15 years, some of which include options to extend the leases. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Operating and financing lease right-of-use assets and lease liabilities for facilities, office buildings and vehicles as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets, net [1,2]	$70,055	$35,621
Financing lease right-of-use assets, net [2,3,4]	2,943	334
Total	$72,998	$35,955

Liabilities:
Current:
Operating lease liabilities	$6,206	$7,899
Financing lease liabilities [5]	798	74
Total current lease liabilities	7,004	7,973

Non-current:
Operating lease liabilities	78,146	41,849
Financing lease liabilities [6]	2,165	267
Total non-current lease liabilities	80,311	42,116

Total lease liabilities	$87,315	$50,089
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

The components of our facilities, office buildings and vehicles' lease costs for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$3,925	$2,683	$10,620	$6,280
Financing lease costs:
Amortization of financing lease right-of-use assets	214	15	1,096	32
Interest expense for financing lease liabilities	51	4	296	10
Total financing lease costs	265	19	1,392	42

Short-term lease costs	625	131	951	668

Total lease costs	$4,815	$2,833	$12,963	$6,990

Weighted average remaining lease terms and discount rates for our facilities, office buildings and vehicles as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Remaining lease term (years):
Operating leases	9.3 years	6.7 years
Finance leases	3.6 years	4.2 years

Discount rate:
Operating leases	9.3%	8.7%
Finance leases	7.6%	7.0%

Future lease payments under lease agreements for our facilities, office buildings, and vehicles as of September 30, 2021, were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$3,581	$240
2022	13,076	960
2023	14,949	955
2024	13,455	782
2025	13,477	313
Thereafter	79,085	88
Total minimum lease payments	137,623	3,338
Less: amounts representing interest or imputed interest	(53,271)	(375)
Present value of lease liabilities	$84,352	$2,963

Managed Services and Portfolio Financings Through PPA Entities
Certain of our customers enter into Managed Services or Portfolio Financings through a PPA Entity to finance their lease of Bloom Energy Servers. Prior to our adoption of ASC 842 as of January 1, 2020, such arrangements with customers that qualified as leases were classified as either sales-type leases or operating leases. For all pre-existing Managed Services Financings or Portfolio Financings through PPA Entities, we have carried over the accounting classifications for those transactions and continue to account for such transactions as either sales-type leases or operating leases under ASC 842. Customer arrangements under Managed Services and Portfolio Financings through PPA Entities entered into after January 1, 2021 do not contain a lease under ASC 842 and are accounted for under ASC 606 as revenue arrangements.
Lease agreements under our Managed Services Financings and Portfolio Financings through PPA Entities include non-cancellable lease terms, during which terms the majority of our investment in Energy Servers under lease are typically recovered. We mitigate remaining residual value risk of its Energy Servers through its provision of maintenance on the Energy Servers during the lease term and through insurance whose proceeds are payable in the event of theft, loss, damage, or destruction.
Managed Services - Our Managed Services Financings with financiers that result in failed sale-and-leaseback transactions are accounted for as financing transactions. Payments received from the financier are recognized as financing obligations in our condensed consolidated balance sheets. These financing obligations are included in each agreements' contract value and are recognized as short-term or long-term liabilities based on the estimated payment dates. The lease agreements expire on various dates through 2034. For successful sale-and-leaseback transactions, we recorded right-of-use assets and lease liabilities and recorded lease expense over the lease term. The recognized lease expense has been immaterial.
At September 30, 2021, future lease payments under the Managed Services financing obligations and the sublease payments from the customers under the related operating leases were as follows (in thousands):

	Financing Obligations	Sublease Payments[1]
Remainder of 2021	$10,412	$(10,412)
2022	42,265	(42,265)
2023	43,223	(43,223)
2024	41,141	(41,141)
2025	40,106	(40,106)
Thereafter	90,023	(90,023)
Total lease payments	267,170	$(267,170)
Less: imputed interest	(154,762)
Total lease obligations	112,408
Less: current obligations	(14,260)
Long-term lease obligations	$98,148
1 Sublease Payments primarily represents the fees received by the bank from our customer for the electricity generated by our Energy Servers leased under our Managed Services and other similar arrangements, which also pay down our financing obligation to the bank.
The long-term financing obligations, as reflected in our condensed consolidated balance sheets, were $456.3 million and $460.0 million as of September 30, 2021 and December 31, 2020, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.

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
The components of our aggregate net investment in sales-type leases under our Portfolio Financings through PPA entities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Lease payment receivables, net[1]	$45,784	$49,806
Estimated residual value of leased assets (unguaranteed)	890	890
Net investment in sales-type leases	46,674	50,696
Less: current portion	(5,693)	(5,428)
Non-current portion of net investment in sales-type leases	$40,981	$45,268
1 Net of current estimated credit losses of approximately $0.1 million as of September 30, 2021 and December 31, 2020.
As of September 30, 2021, the future scheduled customer payments from sales-type leases were as follows (in thousands):

Future minimum lease payments
Remainder of 2021	$1,494
2022	6,110
2023	6,435
2024	6,797
2025	7,125
Thereafter	19,176
Total undiscounted cash flows	47,137
Less: imputed interest	(1,302)
Present value of lease payments[1]	$45,835

[1] Amount comprises a current and long-term portion of lease receivables of $5.7 million and $41.0 million, respectively, after giving effect to a $0.1 million current expected credit loss reserve on the long-term portion, which is reflected as a component of the net investment in sales-type leases presented in our condensed consolidated statement of financial position as customer financing receivables.

Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA Entities as of September 30, 2021, were as follows (in thousands):

Operating Leases
Remainder of 2021	$10,850
2022	44,205
2023	45,290
2024	46,533
2025	47,553
Thereafter	264,018
Total lease payments	$458,449

10. Stock-Based Compensation Expense and Employee Benefit Plans
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$2,945	$3,568	$9,749	$13,811
Research and development	5,678	4,103	15,876	14,913
Sales and marketing	4,391	2,234	12,486	8,358
General and administrative	7,952	5,830	19,198	20,303
	$20,966	$15,735	$57,309	$57,385
Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2020	15,354,271	$21.27	6.0	$129,855
Exercised	(2,597,003)	23.90
Cancelled	(973,720)	14.94
Balances at September 30, 2021	11,783,548	21.22	5.4	50,366
Vested and expected to vest at September 30, 2021	11,619,420	21.38	5.4	48,719
Exercisable at September 30, 2021	9,328,149	24.26	4.9	25,881

Stock Options - During the three months ended September 30, 2021 and 2020, we recognized $2.7 million and $4.4 million of stock-based compensation expense for stock options, respectively. During the nine months ended September 30, 2021 and 2020, we recognized $10.0 million and $14.9 million of stock-based compensation expense for stock options, respectively. We did not grant options in the three and nine months ended September 30, 2021. We granted 200,000 options of Class A common stock during the three and nine months ended September 30, 2020 and the weighted average grant-date fair value of those options was $7.30 per share.
As of September 30, 2021 and 2020, we had unrecognized compensation expense related to unvested stock options of $9.0 million and $25.1 million, respectively. This expense is expected to be recognized over the remaining weighted-average period of 1.2 years and 2.1 years, respectively. Cash received from stock options exercised totaled $62.1 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively.

A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2020	6,418,788	$13.71
Granted	5,566,751	24.27
Vested	(2,533,027)	16.65
Forfeited	(1,184,222)	16.37
Unvested Balance at September 30, 2021	8,268,290	19.54
Stock Awards - The estimated fair value of restricted stock units ("RSUs") and performance stock units ("PSUs") is based on the fair value of our Class A common stock on the date of grant. For the three months ended September 30, 2021 and 2020, we recognized $15.8 million and $9.6 million of stock-based compensation expense for stock awards, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $40.6 million and $33.3 million of stock-based compensation expense for stock awards, respectively.
As of September 30, 2021 and 2020, we had $119.1 million and $62.0 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.4 years and 2.2 years, respectively.
During 2020 and 2021, we granted PSUs to certain executive officers and employees that only vest upon the achievement of certain specific financial or operational performance criteria. Stock-based compensation expense associated with these PSUs is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
In May 2021, we issued RSUs and PSUs to our Chief Executive Officer. The RSUs vest over four years. Some of the PSUs can be earned based on achieving certain financial performance goals while the remaining are earned based upon achieving certain stock price goals. The PSUs will be subject to a two-year post-vest holding period in which the award holder will be restricted from selling any shares (net of shares settled for taxes). As of September 30, 2021, the unamortized compensation expense for the RSUs and PSUs was $27.0 million. Actual compensation expense is dependent on the performance of the PSUs that vest based upon a performance condition. We estimated the fair value of the PSUs that vest based on a market condition on the date of grant using a Monte Carlo simulation with the following assumptions: (i) expected volatility of 71.2%, (ii) risk-free interest rate of 1.6%, and (iii) no expected dividend yield.
The following table presents the stock activity and the total number of shares available for grant under our stock plans as of September 30, 2021:

Plan Shares Available for Grant

Balances at December 31, 2020	20,233,754
Added to plan	7,969,144
Granted	(5,566,751)
Cancelled	2,157,942
Expired	(358,854)
Balances at September 30, 2021	24,435,235

2018 Employee Stock Purchase Plan
During the nine months ended September 30, 2021 and 2020, we recognized $4.5 million and $5.2 million of stock-based compensation expense for the 2018 Employee Stock Purchase Plan, respectively. We issued 1,945,305 shares in the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we added an additional 1,902,572 shares and there were 2,544,668 shares available for issuance as of September 30, 2021.
As of September 30, 2021 and 2020, we had $13.7 million and $2.6 million of unrecognized stock-based compensation expense, expected to be recognized over a weighted average period of 1.2 years and 0.5 years, respectively.
11. Portfolio Financings
Overview
We have developed three financing options that enable customers' use of the Energy Servers through third-party ownership financing arrangements. For additional information on these financing options, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
PPA Entities’ Aggregate Assets and Liabilities
Generally, the assets of an operating company owned by an investment company can be used to settle only the operating company obligations, and the operating company creditors do not have recourse to us. The following are the aggregate carrying values of our VIEs' assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, including each of the PPA Entities in the PPA IIIa transaction, the PPA IV transaction and the PPA V transaction (in thousands):

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$3,069	$1,421
Restricted cash	1,256	4,698
Accounts receivable	4,262	4,420
Customer financing receivable	5,693	5,428
Prepaid expenses and other current assets	3,072	3,048
Total current assets	17,352	19,015
Property and equipment, net	234,436	252,020
Customer financing receivable, non-current	40,981	45,268
Restricted cash, non-current	15,224	15,320
Other long-term assets	—	37
Total assets	$307,993	$331,660
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$15,430	$19,510
Deferred revenue and customer deposits	662	662
Non-recourse debt	7,782	120,846
Total current liabilities	23,874	141,018
Deferred revenue and customer deposits, non-current	5,577	6,072
Non-recourse debt, non-current	439,779	102,045
Total liabilities	$469,230	$249,135
We consolidated each PPA Entity as VIEs in the PPA IV transaction and the PPA V transaction, as we remain the minority shareholder in each of these transactions but have determined that we are the primary beneficiary of these VIEs. These PPA Entities contain debt that is non-recourse to us and own Energy Server assets for which we do not have title.

12. Related Party Transactions
Our operations include the following related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total revenue from related parties	$3,333	$742	$8,227	$2,672
Interest expense to related parties	—	353	—	2,513
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp. ("Softbank"), which was accounted for as an equity method investment. Under this arrangement, we sold Energy Servers and provided maintenance services to the joint venture. On July 1, 2021 (the "BEJ Closing Date"), we acquired Softbank's 50% interest in the joint venture for a cash payment of $2.0 million and subject to a $3.6 million earn out. As of the BEJ Closing Date, Bloom Energy Japan Limited ("Bloom Energy Japan") is no longer considered a related party.
For the three and nine months ended September 30, 2020, we recognized related party total revenue of $0.7 million and $2.7 million, respectively. For the nine months ended September 30, 2021, we recognized related party total revenue of $1.6 million. We had no accounts receivable from this joint venture as of September 30, 2021.
SK ecoplant Joint Venture
In September 2019, we entered into a joint venture agreement with SK ecoplant to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us and is accounted for as a consolidated subsidiary. For the three and nine months ended September 30, 2021, we recognized related party revenue of $3.3 million and $6.6 million, respectively. As of September 30, 2021, we had outstanding accounts receivable of $3.6 million. We recognized no related party revenue for the three and nine months ended September 30, 2020.
13. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - As of September 30, 2021 and December 31, 2020, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Portfolio Financings Performance Guarantees - We guarantee the performance of Energy Servers at certain levels of output and efficiency to customers over the contractual term. We paid $0.2 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Letters of Credit - In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit facility for this purpose. As of September 30, 2021, the balance of this cash-collateralized letter of credit was $99.4 million, of which $34.2 million and $65.2 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb refinancing and energy servers upgrade program, we pledged $20.0 million for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. We categorized the $20.0 million as restricted cash on our condensed consolidated balance sheet as of December 31, 2019. It was agreed all or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the energy servers continue to perform in compliance with our warranty obligations. In December of 2020, we met our first milestone and 33% or $6.6 million of the $20.0 million was released and no longer required to be pledged. As of September 30, 2021, the balance of the long-term restricted cash was $13.3 million.
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
Contingent Consideration - Our acquisition of Softbank's 50% interest in Bloom Energy Japan included a contingent consideration related to a potential sale of Energy Servers of up to 10.5 megawatts of aggregate baseload. We recorded a contingent consideration of $3.6 million in other long-term liabilities. The consideration can be earned on or before the two year anniversary of the BEJ Closing Date. For a further discussion of our acquisition of Softbank's interest in the joint venture, please see Note 17 - Business Combinations.
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. As of September 30, 2021, we have recorded $1.0 million in current liabilities and $9.5 million in other long-term liabilities for potential future repayments of this grant.
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

In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a statement of claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (the “Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a second amended statement of claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our answering statement and affirmative defenses. On September 27, 2019, we filed a motion to dismiss the statement of claim. On March 24, 2020, the Tribunal denied our motion to dismiss in part, and ordered that claimant’s relief is limited to rescission of the Confidential Agreement or remedies consistent with rescission, and not expectation damages. On September 14, 2020, the Tribunal issued an interim order dismissing the claimant’s remaining claims and requesting further briefing on the issue of prevailing party. On November 10, 2020, the Tribunal issued an order declaring us the prevailing party and requesting a motion for award of attorney’s fees. On March 17, 2021, we received the final award for attorneys' fees and costs. On March 26, 2021, we filed a petition in the Northern District of California to confirm the award. Messrs. Badger and Daubenspeck have taken the position that the award should be vacated, including on the ground that one of the arbitrators made insufficient disclosures or was biased against them. The Northern District of California rejected the arguments made by Messrs. Badger and Daubenspeck and confirmed the arbitration award and entered a separate judgment in our favor as stated in the final award.
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

In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. On September 3, 2019, James Hunt was appointed as lead plaintiff and Levi & Korsinsky was appointed as plaintiff’s counsel. On November 4, 2019, plaintiffs filed an amended complaint adding as defendants our IPO underwriters, adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and extending the putative class period to September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint adding claims under the Securities Act. The second amended complaint also adds
PricewaterhouseCoopers ("PwC") as a defendant, adds allegations pertaining to the February 2020 revision and restatement of our financial statements for certain previous periods, and, as to claims under the Exchange Act, extends the putative class period through February 12, 2020. On July 1, 2020, we moved to dismiss the second amended complaint. On September 29, 2021, the court entered an order dismissing with leave to amend (1) plaintiffs’ Securities Act claims as to five of seven challenged statements or groups of statements, and (2) plaintiffs’ Exchange Act claims in their entirety. On October 22, 2021, plaintiffs moved for entry of final judgment as to the dismissal of their claims against PwC, which would enable plaintiffs to immediately appeal that dismissal. We intent to respond by opposing this motion unless plaintiffs agree to waive their right to seek to amend and their right to appeal the dismissed claims against us and underwriter defendants. We believe the complaint to be without merit and we intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and accordingly are not able to estimate any range of reasonably possible losses.
In September 2019, we received a books and records demand from purported stockholder Dennis Jacob (“Jacob Demand”). The Jacob Demand cites allegations from the September 17, 2019 report prepared by admitted short seller Hindenburg Research. In November 2019, we received a substantially similar books and records demand from the same law firm on behalf of purported stockholder Michael Bolouri (“Bolouri Demand” and, together with the Jacob Demand, the “Demands”). On January 13, 2020, Messrs. Jacob and Bolouri filed a complaint in the Delaware Court of Chancery to enforce the Demands in the matter styled Jacob, et al. v. Bloom Energy Corp., C.A. No. 2020-0023-JRS. On March 9, 2020, Messrs. Jacob and Bolouri filed an amended complaint in the Delaware Court of Chancery to add allegations regarding the restatement. The court held a one-day trial on December 7, 2020. On February 25, 2021, the Delaware Court of Chancery issued a decision rejecting the Bolouri Demand but granting in part the Jacob Demand allowing limited access to certain books and records pertaining to the allegations made in the Hindenburg Research Report. On March 29, 2021, the Court of Chancery entered a Final Order and Judgment regarding the required production of documents. On April 28, 2021, we produced documents to Mr. Jacob that were responsive to the Final Order and Judgment. We are unable to estimate any range of reasonably possible losses.
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

In June 2021, we filed a petition for writ of mandate and a complaint for declaratory and injunctive relief in the Santa Clara Superior Court against the City of Santa Clara for failure to issue building permits for two of our customer installations and asking the court to require the City of Santa Clara to process and issue the building permits. On October 6, 2021, we filed an amended complaint against the City of Santa Clara adding additional claims for damages, including violations of due process, equal protection, retaliation and interference with prospective economic advantage. If we are unable to secure building permits for these customer installations in a timely fashion, our customers will terminate their contracts with us and select another energy provider. In addition, if we are no longer able to install our Energy Servers in Santa Clara under building permits, we may not able to secure future customer bookings for installation in the City of Santa Clara.
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
15. Income Taxes
For the three months ended September 30, 2021 and 2020, we recorded provisions for income taxes of $0.2 million and an immaterial amount on pre-tax losses of $56.5 million and $17.9 million for effective tax rates of (0.3)% and 0.0%, respectively. For the nine months ended September 30, 2021 and 2020, we recorded provisions for income taxes of $0.6 million and $0.3 million on pre-tax losses of $144.3 million and $147.2 million for effective tax rates of (0.4)% and (0.2)%, respectively.
The effective tax rate for the three and nine months ended September 30, 2021 and 2020 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
16. Net Loss per Share Available to Common Stockholders
The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss available to Class A and Class B common stockholders	$(52,370)	$(11,954)	$(131,122)	$(130,415)
Denominator:
Weighted average shares of common stock, basic and diluted	174,269	138,964	172,601	129,571
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.30)	$(0.09)	$(0.76)	$(1.01)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three and nine months presented as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Convertible notes	14,187	32,957	14,187	31,765
Stock options and awards	5,415	6,321	6,998	5,518
	19,602	39,278	21,185	37,283

17. Business Combinations
On July 1, 2021, we acquired Softbank's 50% interest in Bloom Energy Japan, for an aggregate purchase price of $2.0 million, as set forth in the Share Purchase Agreement between the parties (the "Purchase Agreement"). After purchasing the remaining 50% interest in Bloom Energy Japan from Softbank, we own 100% of Bloom Energy Japan. The transaction was accounted for as a step acquisition, which required the re-measurement of our previously held 50% ownership interest in the joint venture to fair value and the acquired net assets became part of our operations upon closing.
In accordance with ASC 805, we allocated the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values and we recorded the excess purchase price over those fair values as goodwill. The fair value of assets acquired and liabilities assumed as part of this transaction are not material. The fair value of net tangible assets acquired approximated their carrying value. The Purchase Agreement included an earn-out related to a potential sale of Energy Servers to an identified customer (up to 10.5 megawatts of aggregate baseload) for an additional payment of up to approximately $3.6 million, which can be earned on or before the two year anniversary of the BEJ Closing Date. We believe that the fair value of this contingent consideration falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement of this future event and have recorded the value in other long-term liabilities. Acquisition-related costs were expensed as incurred and were not material.
Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the expected benefits of streamlining our marketing and sales activities in Japan. We recognized acquired goodwill of $1.7 million which is is recorded in long-term assets as of September 30, 2021. This acquired goodwill is not deductible for tax purposes. In connection with the acquisition and as a result of the re-measurement, we recognized $2.0 million fair value investment on the previously written-off equity investment in our original 50% interest in Bloom Energy Japan as of July 1, 2021 as a gain in other income (expense), net on our condensed consolidated statement of operations.
18. Subsequent Events
Other than those items discussed below, there have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.
Securities Purchase Agreement
On October 23, 2021, we entered into the SPA with SK ecoplant in connection with a strategic partnership. Pursuant to the SPA, we have agreed to sell to SK ecoplant 10,000,000 shares of zero coupon, non-voting redeemable convertible Series A preferred stock in us, par value $0.0001 per share, (the “RCPS”), at a purchase price of $25.50 per share or an aggregate purchase price of approximately $255.0 million (the “Initial Investment”). The SPA contains liquidation preferences, customary representations, warranties, covenants and conditions to the closing of the Initial Investment (the "First Closing"), including receipt of all approvals or the termination or expiration of all waiting periods required under applicable antitrust laws. The SPA may be terminated by either us or SK ecoplant if the First Closing has not occurred by December 31, 2021, subject to extension to March 31, 2022 in the event certain approvals have not been obtained.
In addition to the Initial Investment, following the First Closing and on or prior to November 30, 2023, SK ecoplant will have the option (but not the obligation) to purchase a minimum of 11,000,000 shares of our Class A Common Stock at the higher of (i) $23.00 per share and (ii) one hundred fifteen percent (115%) of the volume-weighted average closing price of the twenty (20) consecutive trading day period immediately preceding the notice to purchase such shares (the “Second Investment”). The maximum amount of capital stock that SK ecoplant and its subsidiaries may hold is capped at 15% of our issued and outstanding capital stock (inclusive of the RCPS purchased in the Initial Investment and any other purchases of our stock). The SPA contains customary representations, warranties, covenants and conditions to closing of the Second Investment. Simultaneous with the execution of the SPA, we and SK ecoplant have executed an Amendment to the Joint Venture Agreement, an amendment and restatement to our Preferred Distribution Agreement with SK ecoplant and a new Commercial Cooperation Agreement regarding initiatives pertaining to the hydrogen market and general market expansion for the Bloom Energy Server and Bloom Energy Electrolyzer.
Term Loan Agreement
In November 2021, PPA V entered into a $136 million term loan due June 2031. This replaces the LIBOR +2.5% Term Loan due December 2021. This new non-recourse debt was issued at an interest rate of 3.04%. For additional information on the LIBOR + 2.5% Term Loan due December 2021, please see Note 7 - Outstanding Loans and Security Agreements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products, services, business strategies, impact of COVID-19, timing and size of the transaction with SK ecoplant, operations, supply chain, new markets, government incentive programs, growth of the hydrogen market and the sufficiency of our cash and our liquidity. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” "targets," "forecasts," “will,” “would,” “could,” “can,” “may” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 26, 2021. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Description of Bloom Energy
We created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that provides clean and resilient power to businesses, essential services and critical infrastructure. Our technology, invented in the United States, is the most advanced thermal electric generation technology on the market today. Our fuel-flexible Bloom Energy Servers can use biogas and hydrogen, in addition to natural gas, to create electricity at significantly higher efficiencies than traditional, combustion-based resources. In addition, our fuel cell technology can be used to create hydrogen, which is increasingly recognized as a critically important tool necessary for the full decarbonization of the energy economy. Our enterprise customers are among the largest multinational corporations who are leaders in adopting new technologies. We also have strong relationships with some of the largest utility companies in the United States and the Republic of Korea.
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

Strategic Investment
On October 23, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with SK ecoplant Co., Ltd. formerly SK Engineering & Construction Co., Ltd. (“SK ecoplant”) in connection with a strategic partnership. Pursuant to the SPA, we have agreed to sell to SK ecoplant 10 million shares of zero coupon, non-voting redeemable convertible Series A preferred stock in us, par value $0.0001 per share ("RCPS"), at a purchase price of $25.50 per share or an aggregate purchase price of approximately $255 million (the “Initial Investment”). The SPA contains liquidation preferences, customary representations, warranties, covenants and conditions to the closing of the Initial Investment (the "First Closing"), including receipt of all approvals or the termination or expiration of all waiting periods required under applicable antitrust laws.
In addition to the Initial Investment, following the First Closing and on or prior to November 30, 2023, SK ecoplant will have the option (but not the obligation) to purchase a minimum of 11 million shares of our Class A Common Stock at the higher of (i) US$23 and (ii) one hundred and fifteen percent (115%) of the volume-weighted average closing price of the twenty (20) consecutive trading day period immediately preceding the notice to purchase such shares. The maximum amount of capital stock that SK ecoplant and its subsidiaries may hold is capped at 15 percent of our issued and outstanding capital stock (inclusive of the RCPS purchased in the Initial Investment and any other purchases of our stock).
Simultaneous with the execution of the SPA, we and SK ecoplant executed an amendment to the Joint Venture Agreement, an amendment and restatement to our Preferred Distribution Agreement ("PDA Restatement") and a new Commercial Cooperation Agreement regarding initiatives pertaining to the hydrogen market and general market expansion for the Bloom Energy Server and Bloom Energy Electrolyzer. For more detail about the SPA we entered into with SK ecoplant, please see Note 18 - Subsequent Events, and for more information about our joint venture with SK ecoplant, please see Note 12 - Related Party Transactions.
COVID-19 Pandemic
General
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers. While many of our employees continue to work from home unless they are directly supporting essential manufacturing production operations, installation work, and service and maintenance activities as well as some R&D and general administrative functions, we have implemented a phased-in return of employees who were not included in these essential groups, including at our headquarters in San Jose, California. We maintain protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning and masking if required by the local authorities. We will continue to follow CDC and local guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Part II, Item 1A, Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and continues to be adversely affected by the COVID-19 pandemic.
Liquidity and Capital Resources
COVID-19 created disruptions throughout various aspects of our business as noted herein, and impacted our results of operations in the three and nine months ended September 30, 2021. Throughout 2020, we were conservative with our working capital spend, maintaining as much flexibility as possible around the timing of taking and paying for inventory and manufacturing our product while managing potential changes or delays in installations. While we improved our liquidity in 2020, we increased our working capital spend in the first half of 2021. We have entered into new leases to maintain sufficient manufacturing facilities to meet anticipated demand in 2022, including new product line expansion. In addition, we also increased our working capital spend and resources to enhance our marketing efforts and to expand into new geographies both domestically and internationally.
We believe we have the sufficient capital to run our business over the next 12 months, including the completion of the build out of our manufacturing facilities. Our working capital will be strengthened with the closing of our transaction with SK ecoplant as described above. In addition, we may still enter the equity or debt market as need to support the expansion of our business. Please refer to Note 7 - Outstanding Loans and Security Agreements in Part I, Item 1, Financial Statements; and Part II, Item 1A, Risk Factors – Risks Related to Our Liquidity – Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Sales
We have not experienced a significant impact on our selling activity related to COVID-19 during the three and nine months ended September 30, 2021.
Customer Financing
The ongoing COVID-19 pandemic resulted in a significant drop in the ability of many financiers (particularly financing institutions) to monetize tax credits, primarily the result of a potential drop in taxable income stemming from the pandemic. However, during the last two quarters, we began to see this constraint improving. As of September 30, 2021, we had obtained financing for almost all of the financing required for our remaining 2021 installations. In addition, our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers, and a few of our customers’ credit ratings have fallen during the pandemic, which can impact the financing for their use of an Energy Server. We continue to work on obtaining the remaining financing required for our remaining 2021 installations but if we are unable to secure financing for any of our remaining 2021 installations or any new installations, our revenue, cash flow and liquidity will be materially impacted.
Installations and Maintenance of Energy Servers
Our installation and maintenance operations were impacted by the COVID-19 pandemic in 2020 and these impacts continued during the three and nine months ended September 30, 2021. Our installation projects have experienced some delays relating to, among other things, shortages in available parts and labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; and the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations. Our installations completed during the three and nine months ended September 30, 2021 were minimally impacted by these factors, but given our mitigation strategies, we were able to complete all our planned installations except one that is scheduled to be completed in the three months ending December 31, 2021.
As to maintenance, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future. During the three and nine months ended September 30, 2021, we experienced no delays in servicing our Energy Servers due to COVID-19.
Supply Chain
During 2020 and the nine months ended September 30, 2021, we experienced COVID-19 related delays from certain vendors and suppliers, although we were able to mitigate the impact so that we did not experience delays in the manufacturing and installation of our Energy Servers. We have a global supply chain and obtain components from Asia, Europe and India. In many cases, the components we obtain are jointly developed with our suppliers and unique to us, which makes it difficult to obtain and qualify alternative suppliers should our suppliers be impacted by the COVID-19 pandemic or related effects.
During the three and nine months ended September 30, 2021, we continued to experience supply chain disruptions due to direct and indirect COVID-19 impacts. There have been a number of disruptions throughout the global supply chain as the global economy opens up and drives demand for certain components that has outpaced the return of the global supply chain to full production. Although we were able to find alternatives for many component shortages, we experienced some delays and cost increases with respect to container shortages, ocean shipping and air freight. We have put actions in place to mitigate the disruptions by booking alternate sea routes, limiting our use of air shipments, creating virtual hubs and consolidating shipments coming from the same region. During the three months ended September 30, 2021, we continued to manage disruptions from an increase in lead times for most of our components due to a variety of factors, including supply shortages, shipping delays and labor shortages, and we expect this to continue into the fourth quarter of 2021. During the three months ended September 30, 2021, raw material pricing remained challenging. In addition, we expect component shortages especially for semiconductors and specialty metals to persist at least through the first half of 2022. In the event we are unable to mitigate the impact of price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our Energy Servers, which would adversely impact our cash flows and results of operations, including revenue and gross margin.

If spikes in COVID-19 occur in regions in which our supply chain operates, including as a result of the Delta variant, we could experience a delay in components and incur further freight price increases, which could in turn impact production and installations and our cash flow and results of operations, including revenue and gross margin.
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
Alternatively, a customer may enter into one of two major types of contracts with us for the use of the Energy Servers or the purchase of electricity generated by the Energy Servers. The first type of contract has a fixed monthly payment component that is required regardless of the Energy Servers’ performance, and in some cases also includes a variable payment based on the Energy Server's performance (a “Managed Services Agreement”). Managed Services Agreements are then financed pursuant to a sale-leaseback with a financial institution (a “Managed Services Financing”). The second type of services contract requires the customer to pay for each kilowatt-hour produced by the Energy Servers (a “Power Purchase Agreement” or "PPA"). PPAs are typically financed on a portfolio basis. PPAs have been financed through tax equity partnerships, acquisition financings and direct sales to investors (each, a “Portfolio Financing”).
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
These performance guarantees are negotiated on a case-by-case basis, but we typically provide an output guaranty of 95% measured annually and an efficiency guaranty of 52% measured cumulatively from the date the applicable Energy Server(s) are commissioned. In each case, underperformance obligates us to make a payment to the owner of the Energy Server(s). As of September 30, 2021, our obligation to make payments for underperformance on the direct purchase projects was capped at an aggregate total of approximately $106.7 million (including payments both for low output and for low efficiency). As of September 30, 2021, our aggregate remaining potential liability under this cap was approximately $85.2 million.
Overview of Financing and Lease Options
The substantial majority of bookings made in recent periods have been Managed Services Agreements and PPAs. Each of our financing transaction structures is described in further detail below.

Managed Services Financing
Under our Managed Services Financing option, we enter into a Managed Services Agreement with a customer for a certain term. In exchange for the electricity generated by the Energy Server, the customer makes a monthly payment. The monthly payment always includes a fixed monthly capacity-based payment, and in some cases also includes a performance-based payment based on the performance of the Energy Server. The fixed capacity-based payments made by the customer under the Managed Services Agreement are applied toward our obligation to pay down our periodic rent liability under a sale-leaseback transaction with an investor. We assign all our rights to such fixed payments made by the customer to the financier, as lessor. The performance payment is transferred to us as compensation for operations and maintenance services and recognized as electricity revenue within the condensed consolidated statements of operations.
Under a Managed Services Financing, once we enter into a Managed Services Agreement with the customer, and a financier is identified, we sell the Energy Server to the financier, as lessor, and the financier, as lessor, leases it back to us, as lessee, pursuant to a sale-leaseback transaction. For failed sale-and-leaseback transactions, the proceeds from the sale are recognized as a financing obligation within the condensed consolidated balance sheets. For successful sale-and-leaseback transactions, we recognize the project sale as product revenue, and recognize the right-of-use asset and financing obligations as operating leases. Any ongoing operations and maintenance service payments are scheduled in the Managed Services Agreement in the form of the performance-based payment described above. The financier typically pays the purchase price for an Energy Server contemplated by the Managed Services Agreement on or shortly after acceptance.
The duration of the master lease in a Managed Services Financing is currently between five and ten years.
Our Managed Services Agreements typically provide only for performance warranties of both the efficiency and output of the Energy Server, all of which are written for the benefit of the customer. These types of projects typically do not include guaranties above the warranty commitments, but in projects where the customer agreement includes a service payment for our operations and maintenance, that payment is typically proportionate to the output generated by the Energy Server(s) and our pricing assumes service revenues at the 95% output level. This means that our service revenues may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of September 30, 2021, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Financings was performing at a lifetime average output of approximately 86%.

Portfolio Financings
*A type of Portfolio Financing pursuant to which we sell an entire operating company to an investor or tax-equity partnership in which we have no equity in the purchaser is referred to as a Third-Party PPA.
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
As of September 30, 2021, we had incurred no liabilities to investors in Portfolio Financings due to failure to repair or replace Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties was capped at an aggregate total of approximately $114.6 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $104.6 million.
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

The direct sales agreement in a Traditional Lease arrangement typically provides for performance warranties and guaranties of both the efficiency and output of our Energy Servers, all of which are written in favor of the customer. As of September 30, 2021, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties for projects financed pursuant to a Traditional Lease was capped contractually under the sales agreement between us and each customer at an aggregate total of approximately $6.0 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $2.4 million.
Remarketing at Termination of Lease
In the event the customer does not renew or purchase our Energy Servers upon the expiration of its Lease, we may remarket any such Energy Servers to a third party. Any proceeds of such sale would be allocated between us and the applicable financing partner as agreed between the parties at the time of such sale.
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
International Channel Partners
India. In India, sales activities are currently conducted by Bloom Energy (India) Pvt. Ltd., our wholly-owned subsidiary; however, we continue to evaluate the Indian market to determine whether the use of channel partners would be a beneficial go-to-market strategy to grow our India market sales.
Japan. In Japan, sales were previously conducted pursuant to a Japanese joint venture established between us and subsidiaries of SoftBank Corp., called Bloom Energy Japan Limited ("Bloom Energy Japan"). Under this arrangement, we sold Energy Servers to Bloom Energy Japan and we recognized revenue once the Energy Servers left the port in the United States. Bloom Energy Japan then entered into the contract with the end customer and performed all installation work as well as some of the operations and maintenance work. As of July 1, 2021, we acquired Softbank Corp.'s interest in Bloom Energy Japan for a cash payment and are now the sole owner of Bloom Energy Japan.
The Republic of Korea. In 2018, Bloom Energy Japan consummated a sale of Energy Servers in the Republic of Korea to Korea South-East Power Company. Following this sale, we entered into a Preferred Distributor Agreement in November 2018 with SK ecoplant for the marketing and sale of Bloom Energy Servers for the stationary utility and commercial and industrial South Korean power market.
As part of our expanded strategic partnership with SK ecoplant, the parties executed the PDA Restatement in October 2021, which incorporates previously amended terms and establishes: (i) SK ecoplant’s purchase commitments for the next three years (on a take or pay basis) for Bloom Energy Servers; (ii) rollover procedures; (iii) premium pricing for product and services; (iv) termination procedures for material breaches; and (v) procedures if there are material changes to the Republic of Korea Hydrogen Portfolio Standard. For additional information, see Note 18, Subsequent Events.
Under the terms of the PDA Restatement, we (or our subsidiary) contract directly with the customer to provide operations and maintenance services for the Energy Servers. We have established a subsidiary in the Republic of Korea, Bloom Energy Korea, LLC, to which we subcontract such operations and maintenance services. The terms of the operations and maintenance are negotiated on a case-by-case basis with each customer, but are generally expected to provide the customer with the option to receive services for at least 10 years, and for up to the life of the Energy Servers.

SK ecoplant Joint Venture Agreement. In September 2019, we entered into a joint venture agreement with SK ecoplant to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us, with the facility, which became operational in July 2020. Other than a nominal initial capital contribution by Bloom Energy, the joint venture will be funded by SK ecoplant. SK ecoplant, who currently acts as a distributor for our Energy Servers for the stationary utility and commercial and industrial market in the Republic of Korea, will be the primary customer for the products assembled by the joint venture. In October 2021, as part of our expanded strategic partnership with SK ecoplant, the parties agreed to increase the scope of the assembly work done in the joint venture facility. For additional information, see Note 18, Subsequent Events.
Community Distributed Generation Programs
In July 2015, the state of New York introduced its Community Distributed Generation ("CDG") program, which extends New York’s net metering program in order to allow utility customers to receive net metering credits for electricity generated by distributed generation assets located on the utility’s grid but not physically connected to the customer’s facility. This program allows for the use of multiple generation technologies, including fuel cells. Since then other states have instituted similar programs and we expect that other states may do so as well in the future. In June 2020, the New York Public Service Commission issued an Order that limited the CDG compensation structure for “high capacity factor resources,” including fuel cells, in a way that will make the economics for these types of projects more challenging in the future. However, projects already under contract were grandfathered into the program under the previous compensation structure.
We have entered into sales, installation, operations and maintenance agreements with three developers for the deployment of our Energy Servers pursuant to the New York CDG program for a total of 441 systems. As of September 30, 2021, we have recognized revenue associated with 271 systems. We continue to believe that these types of subscriber-based programs could be a source of future revenue and will continue to look to generate sales through these programs in the future.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Key Operating Metrics
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
Acceptances
We use acceptances as a key operating metric to measure the volume of our completed Energy Server installation activity from period to period. Acceptance typically occurs upon transfer of control to our customers, which depending on the contract terms is when the system is shipped and delivered to our customer, when the system is shipped and delivered and is physically ready for startup and commissioning, or when the system is shipped and delivered and is turned on and producing power.
The product acceptances in the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

Product accepted during the period (in 100 kilowatt systems)	353	314	39	12.4%	1,144	876	268	30.6%

Product accepted for the three months ended September 30, 2021 compared to the same period in 2020 increased by 39 systems, or 12.4%, as demand increased for our Energy Servers in the Republic of Korea and the United States.
Product accepted for the nine months ended September 30, 2021 compared to the same period in 2020 increased by 268 systems, or 30.6%, as demand increased for our Energy Servers in the Republic of Korea and the utility sector where we accepted 146 systems as part of the CDG program.
Our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	99%	92%	99%	97%
Managed Services	1%	8%	1%	3%
	100%	100%	100%	100%
The portion of total revenue attributable to each purchase option in the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	86%	88%	88%	87%
Traditional Lease	1%	1%	1%	1%
Managed Services	8%	5%	6%	6%
Portfolio Financings	5%	6%	5%	6%
	100%	100%	100%	100%
Costs Related to Our Products
Total product related costs for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

Product costs of product accepted in the period	$2,398 /kW	$2,292 /kW	$106 /kW	4.6%	$2,357/kW	$2,398 /kW	$(41)/kW	(1.7)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$6,206	$4,000	$2,206	55.2%	$14,044	$15,267	$(1,223)	(8.0)%
Installation costs on product accepted in the period	$705 /kW	$926 /kW	$(221) /kW	(23.9)%	$591/kW	$980/kW	$(389)/kW	(39.7)%
Product costs of product accepted for the three months ended September 30, 2021 compared to the same period in 2020 increased by approximately $106 per kilowatt driven by increased freight charges and other global supply chain issues as a result of the COVID-19 pandemic.
Product costs of product accepted for the nine months ended September 30, 2021 compared to the same period in 2020 decreased by approximately $41 per kilowatt driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses for the three months ended September 30, 2021 compared to the same period in 2020 increased by approximately $2.2 million primarily driven by global supply chain issues as a result of the COVID-19 pandemic and investments in future capacity as we prepare to scale our manufacturing for future growth.
Period costs of manufacturing related expenses for the nine months ended September 30, 2021 compared to the same period in 2020 decreased by approximately $1.2 million primarily driven by higher absorption of fixed manufacturing costs into product costs due to a larger volume of builds through our factory tied to our acceptance growth, which resulted in higher factory utilization and higher utilization of inventory materials.
Installation costs on product accepted for the three months ended September 30, 2021 compared to the same period in 2020 decreased by approximately $221 per kilowatt. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, personalized applications, the customer's option to complete the installation of our Energy Servers themselves, and the timing between the delivery and final installation of our product acceptances under certain circumstances. As such, installation on a per kilowatt basis can vary significantly from period-to- period. For the three months ended September 30, 2021, the decrease in installation cost was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer was scheduled to be completed later in the year although the Energy Servers were delivered and accepted during the quarter.
Installation costs on product accepted for the nine months ended September 30, 2021 compared to the same period in 2020 decreased by approximately $389 per kilowatt. For the nine months ended September 30, 2021, the decrease in install cost was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer was scheduled to be completed later in the year although the Energy Servers were delivered and accepted during the period.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 is presented below.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$128,550	$131,076	$(2,526)	(1.9)%	$413,347	$346,832	$66,515	19.2%
Installation	22,172	26,603	(4,431)	(16.7)%	53,710	73,060	(19,350)	(26.5)%
Service	39,251	26,141	13,110	50.2%	111,375	77,496	33,879	43.7%
Electricity	17,255	16,485	770	4.7%	51,273	47,472	3,801	8.0%
Total revenue	$207,228	$200,305	$6,923	3.5%	$629,705	$544,860	$84,845	15.6%

Total Revenue
Total revenue increased by $6.9 million, or 3.5%, for the three months ended September 30, 2021 as compared to the prior year period. This increase was primarily driven by a $13.1 million increase in service revenue partially offset by a $4.4 million decrease in installation revenue and a $2.5 million decrease in product revenue.
Total revenue increased by $84.8 million, or 15.6%, for the nine months ended September 30, 2021 as compared to the prior year period. This increase was primarily driven by a $66.5 million increase in product revenue and a $33.9 million increase in service revenue partially offset by a $19.4 million decrease in installation revenue.
Product Revenue
Product revenue decreased by $2.5 million, or (1.9)%, for the three months ended September 30, 2021 as compared to the prior year period. The product revenue decrease was driven primarily by $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the three months ended September 30, 2020 and unfavorable site mix partially offset by 12.4% increase in product acceptances as a result of expansion in existing markets and in our CDG program.
Product revenue increased by $66.5 million, or 19.2%, for the nine months ended September 30, 2021 as compared to the prior year period. The product revenue increase was driven primarily by a 30.6% increase in product acceptances as a result of expansion in existing markets and in our CDG program partially offset by a $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the nine months ended September 30, 2020 and unfavorable site mix.
Installation Revenue
Installation revenue decreased by $4.4 million, or (16.7)%, for the three months ended September 30, 2021 as compared to the prior year period. This decrease in installation revenue was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer was scheduled to be completed later in the year although the Energy Servers were delivered and accepted during the quarter.
Installation revenue decreased by $19.4 million, or (26.5)%, for the nine months ended September 30, 2021 as compared to the prior year period. This decrease in installation revenue was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer was scheduled to be completed later in the year although the Energy Servers were delivered and accepted during the period.
Service Revenue
Service revenue increased by $13.1 million, or 50.2%, for the three months ended September 30, 2021 as compared to the prior year period. This increase was primarily due to the continued growth of our installation base driven by both an increase in new acceptances and renewal of existing service contracts.
Service revenue increased by $33.9 million, or 43.7%, for the nine months ended September 30, 2021 as compared to the prior year period. This increase was primarily due to the continued growth of our installation base driven by both an increase in new acceptances and renewal of existing service contracts.
Electricity Revenue
Electricity revenue increased by $0.8 million, or 4.7%, for the three months ended September 30, 2021 as compared to the prior year period due to the increase in the managed services asset base.
Electricity revenue increased by $3.8 million, or 8.0%, for the nine months ended September 30, 2021 as compared to the prior year period due to the increase in the managed services asset base.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)

Product	$93,704	$72,037	$21,667	30.1%	$289,889	$227,653	$62,236	27.3%
Installation	25,616	27,872	(2,256)	(8.1)%	66,756	86,938	(20,182)	(23.2)%
Service	39,586	33,214	6,372	19.2%	111,269	92,836	18,433	19.9%
Electricity	11,439	11,195	244	2.2%	32,913	35,266	(2,353)	(6.7)%
Total cost of revenue	$170,345	$144,318	$26,027	18.0%	$500,827	$442,693	$58,134	13.1%
Total Cost of Revenue
Total cost of revenue increased by $26.0 million, or 18.0%, for the three months ended September 30, 2021 as compared to the prior year period primarily driven by a $21.7 million increase in cost of product revenue, $6.4 million increase in cost of service revenue, increased freight charges and other supply chain-related pricing pressures partially offset by a $2.3 million decrease in cost of installation revenue.
Total cost of revenue increased by $58.1 million, or 13.1%, for the nine months ended September 30, 2021 as compared to the prior year period primarily driven by a $62.2 million increase in cost of product revenue, $18.4 million increase in cost of service revenue, increased freight charges and other supply chain-related pricing pressures partially offset by a $20.2 million decrease in cost of installation revenue.
Cost of Product Revenue
Cost of product revenue increased by $21.7 million, or 30.1%, for the three months ended September 30, 2021 as compared to the prior year period. The cost of product revenue increase was driven primarily by a 12.4% increase in product acceptances, increased freight charges and other supply chain-related pricing pressures including increased material, labor and overhead costs on a per unit basis by 6.4%.
Cost of product revenue increased by $62.2 million, or 27.3%, for the nine months ended September 30, 2021 as compared to the prior year period. The cost of product revenue increase was driven primarily by a 30.6% increase in product acceptances, increased freight charges and other supply chain-related pricing pressures partially offset by ongoing cost reduction efforts, which reduced material, labor and overhead costs on a per unit basis by 3.9%.
Cost of Installation Revenue
Cost of installation revenue decreased by $2.3 million, or (8.1)%, for the three months ended September 30, 2021 as compared to the prior year period. This decrease, similar to the $4.4 million decrease in installation revenue, was driven by site mix as many of the acceptances did not have installation in the three months ended September 30, 2021.
Cost of installation revenue decreased by $20.2 million, or (23.2)%, for the nine months ended September 30, 2021 as compared to the prior year period. This decrease, similar to the $19.4 million decrease in installation revenue, was driven by site mix as many of the acceptances did not have installation in the nine months ended September 30, 2021.
Cost of Service Revenue
Cost of service revenue increased by $6.4 million, or 19.2%, for the three months ended September 30, 2021 as compared to the prior year period. This increase was primarily due to the 12.4% increase in acceptances plus the maintenance contract renewals associated with the increase in our fleet of Energy Servers, partially offset by the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.

Cost of service revenue increased by $18.4 million, or 19.9%, for the nine months ended September 30, 2021 as compared to the prior year period. This increase was primarily due to the 30.6% increase in acceptances plus the maintenance contract renewals associated with the increase in our fleet of Energy Servers, partially offset by the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue increased by $0.2 million, or 2.2%, for the three months ended September 30, 2021 as compared to the prior year period, primarily due to the increase in the managed services asset base and a $0.6 million change in the fair value of the natural gas fixed price forward contract and lower property tax expenses.
Cost of electricity revenue decreased by $2.4 million, or (6.7)%, for the nine months ended September 30, 2021 as compared to the prior year period, primarily due to the $2.5 million change in the fair value of the natural gas fixed price forward contract and lower property tax expenses partially offset by the increase in the managed services asset base.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2021	2020		2021	2020
	(dollars in thousands)
Gross profit:
Product	$34,846	$59,039	$(24,193)	$123,458	$119,179	$4,279
Installation	(3,444)	(1,269)	(2,175)	(13,046)	(13,878)	832
Service	(335)	(7,073)	6,738	106	(15,340)	15,446
Electricity	5,816	5,290	526	18,360	12,206	6,154
Total gross profit	$36,883	$55,987	$(19,104)	$128,878	$102,167	$26,711

Gross margin:
Product	27%	45%		30%	34%
Installation	(16)%	(5)%		(24)%	(19)%
Service	(1)%	(27)%		0%	(20)%
Electricity	34%	32%		36%	26%
Total gross margin	18%	28%		20%	19%
Total Gross Profit
Gross profit decreased by $19.1 million in the three months ended September 30, 2021 as compared to the prior year period primarily driven by $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the three months ended September 30, 2020 without a corresponding increase in costs, increased freight charges and other supply chain-related pricing pressures.
Gross profit increased by $26.7 million in the nine months ended September 30, 2021 as compared to the prior year period primarily driven by both the improvement in our product revenue and product gross margin resulting from continued product cost reduction initiatives offset by $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the nine months ended September 30, 2020 without a corresponding increase in costs, increased freight charges and other supply chain-related pricing pressures.

Product Gross Profit
Product gross profit decreased by $24.2 million in the three months ended September 30, 2021 as compared to the prior year period. The decrease was primarily driven by $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the three months ended September 30, 2020 without a corresponding increase in costs, increased freight charges and other supply chain-related pricing pressures offset by a 12.4% increase in product acceptances.
Product gross profit increased by $4.3 million in the nine months ended September 30, 2021 as compared to the prior year period. The improvement is driven by a 30.6% increase in product acceptances partially offset by $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the nine months ended September 30, 2020, increased freight charges and other supply chain-related pricing pressures.
Installation Gross Loss
Installation gross loss decreased by $2.2 million in the three months ended September 30, 2021 as compared to the prior year period driven by the site mix, as many of the acceptances did not have installation in the current time period, and other site related factors such as site complexity, size, local ordinance requirements and location of the utility interconnect.
Installation gross loss decreased by $0.8 million in the nine months ended September 30, 2021 as compared to the prior year period driven by the site mix, as many of the acceptances did not have installation in the current time period, and other site related factors such as site complexity, size, local ordinance requirements and location of the utility interconnect.
Service Gross Profit (Loss)
Service gross profit (loss) improved by $6.7 million in the three months ended September 30, 2021 as compared to the prior year period. This was primarily due to the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.
Service gross profit (loss) improved by $15.4 million in the nine months ended September 30, 2021 as compared to the prior year period. This was primarily due to the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.
Electricity Gross Profit
Electricity gross profit increased by $0.5 million in the three months ended September 30, 2021 as compared to the prior year period mainly due to the increase in the managed service asset base offset by the $0.6 million change in the fair value of the natural gas fixed price forward contract.
Electricity gross profit increased by $6.2 million in the nine months ended September 30, 2021 as compared to the prior year period mainly due to the $2.5 million change in the fair value of the natural gas fixed price forward contract. This was primarily due to the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$27,634	$19,231	$8,403	43.7%	$76,602	$61,887	$14,715	23.8%
Sales and marketing	20,124	11,700	8,424	72.0%	62,803	37,076	25,727	69.4%
General and administrative	33,014	25,428	7,586	29.8%	90,470	79,471	10,999	13.8%
Total operating expenses	$80,772	$56,359	$24,413	43.3%	$229,875	$178,434	$51,441	28.8%

Total Operating Expenses
Total operating expenses increased by $24.4 million in the three months ended September 30, 2021 as compared to the prior year period. This increase was primarily attributable to our investment in demand origination capability both in the United States and internationally, investment in brand and product management, and our continued investment in our R&D capabilities to support our technology roadmap.
Total operating expenses increased by $51.4 million in the nine months ended September 30, 2021 as compared to the prior year period. This increase was primarily attributable to our investment in business development and front-end sales both in the United States and internationally, investment in brand and product management, and our continued investment in our R&D capabilities to support our technology roadmap.
Research and Development
Research and development expenses increased by $8.4 million in the three months ended September 30, 2021 as compared to the prior year period as we began shifting our investments from sustaining engineering projects for the current Energy Server platform to continued development of the next generation platform, and to support our technology roadmap, including our hydrogen, electrolyzer, carbon capture, marine and biogas solutions.
Research and development expenses increased by $14.7 million in the nine months ended September 30, 2021 as compared to the prior year period as we began shifting our investments from sustaining engineering projects for the current Energy Server platform, to continued development of the next generation platform and to support our technology roadmap, including our hydrogen, electrolyzer, carbon capture, marine and biogas solutions.
Sales and Marketing
Sales and marketing expenses increased by $8.4 million in the three months ended September 30, 2021 as compared to the prior year period. This increase was primarily driven by the efforts to expand our U.S. and international sales force, as well as increased investment in brand and product management.
Sales and marketing expenses increased by $25.7 million in the nine months ended September 30, 2021 as compared to the prior year period. This increase was primarily driven by the efforts to expand our U.S. and international sales force, as well as increased investment in brand and product management.
General and Administrative
General and administrative expenses increased by $7.6 million in the three months ended September 30, 2021 as compared to the prior year period. This increase was primarily driven by increases in payroll expense, legal expense and facilities expense to ensure our infrastructure and control environment is ready to scale for growth.

General and administrative expenses increased by $11.0 million in the nine months ended September 30, 2021 as compared to the prior year period. This increase was primarily driven by increases in outside services and consulting expense, payroll expense and facilities expense to ensure our infrastructure and control environment is ready to scale for growth, partially offset by lower legal expense.

Stock-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$2,945	$3,568	$(623)	(17.5)%	$9,749	$13,811	$(4,062)	(29.4)%
Research and development	5,678	4,103	1,575	38.4%	15,876	14,913	963	6.5%
Sales and marketing	4,391	2,234	2,157	96.6%	12,486	8,358	4,128	49.4%
General and administrative	7,952	5,830	2,122	36.4%	19,198	20,303	(1,105)	(5.4)%
Total stock-based compensation	$20,966	$15,735	$5,231	33.2%	$57,309	$57,385	$(76)	(0.1)%
Total stock-based compensation for the three months ended September 30, 2021 compared to the prior year period increased by $5.2 million primarily driven by the efforts to expand our U.S. and international sales force, as well as investment to build our brand and product management teams.
Total stock-based compensation for the nine months ended September 30, 2021 compared to the prior year period decreased by $0.1 million primarily driven by the vesting of the one-time employee grants at the time of the initial public offering, which were completed in July 2020 partially offset by the efforts to expand our U.S. and international sales force, as well as investment to build our brand and product management teams.
Other Income and Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2021	2020		2021	2020
	(in thousands)
Interest income	$72	$254	$(182)	$222	$1,405	$(1,183)
Interest expense	(14,514)	(19,902)	5,388	(43,798)	(55,030)	11,232
Interest expense - related parties	—	(353)	353	—	(2,513)	2,513
Other income (expense), net	2,011	(221)	2,232	1,948	(4,142)	6,090
Loss on extinguishment of debt	—	1,220	(1,220)	—	(12,878)	12,878
Gain (loss) on revaluation of embedded derivatives	(184)	1,505	(1,689)	(1,644)	2,201	(3,845)
Total	$(12,615)	$(17,497)	$4,882	$(43,272)	$(70,957)	$27,685
Interest Income
Interest income is derived from investment earnings on our cash balances primarily from money market funds.
Interest income for the three months ended September 30, 2021 as compared to the prior year period decreased by $0.2 million primarily due to a decrease in the rates of interest earned on our cash balances.
Interest income for the nine months ended September 30, 2021 as compared to the prior year period decreased by $1.2 million primarily due to the decrease in the rates of interest earned on our cash balances.
Interest Expense
Interest expense is from our debt held by third parties.
Interest expense for the three months ended September 30, 2021 as compared to the prior year period decreased by $5.4 million as we paid off our 10% senior secured notes and converted our 10% promissory notes into equity, resulting in lower, less expensive debt.

Interest expense for the nine months ended September 30, 2021 as compared to the prior year period decreased by $11.2 million. This decrease was primarily due to lower interest expense as a result of refinancing our notes at a lower interest rate, and the elimination of the amortization of the debt discount associated with notes that have been converted to equity.
Interest Expense - Related Parties
Interest expense - related parties is from our debt held by related parties.
Interest expense - related parties for the three months ended September 30, 2021 as compared to the prior year period decreased by $0.4 million due to the conversion of all of our notes held by related parties during 2020.
Interest expense - related parties for the nine months ended September 30, 2021 as compared to the prior year period decreased by $2.5 million due to the conversion of all of our notes held by related parties during 2020.
Other Expense, net
Other expense, net, is primarily derived from investments in joint ventures, plus the impact of foreign currency translation.
Other expense, net, for the three months ended September 30, 2021 as compared to the prior year period decreased by $2.2 million primarily due to a $2.0 million gain recorded on remeasurement of our equity investment in the BEJ joint venture in connection with the acquisition thereof.
Other expense, net for the nine months ended September 30, 2021 as compared to the prior year period decreased by $6.1 million due to a $2.0 million gain recorded on fair value remeasurement of our equity investment in the Bloom Energy Japan joint venture in connection with the acquisition thereof plus the prior year's $3.9 million write-off of our investment in the Bloom Energy Japan joint venture.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the nine months ended September 30, 2021 as compared to the prior year period improved by $12.9 million resulting from our debt restructuring and debt extinguishment in the prior year period. There were no comparable debt restructuring activities in the current year's period.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain (loss) on revaluation of embedded derivatives for the three months ended September 30, 2021 as compared to the prior year period worsened by $1.7 million due to the change in fair value of our embedded EPP derivatives in our sales contracts.
Gain (loss) on revaluation of embedded derivatives for the nine months ended September 30, 2021 as compared to the prior year period worsened by $3.8 million due to the change in fair value of our embedded EPP derivatives in our sales contracts.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$158	$7	$151	2,157.1%	$595	$272	$323	118.8%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards.

Income tax provision increased for the three and nine months ended September 30, 2021 as compared to the prior year period was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(4,292)	$(5,922)	$1,630	27.5%	$(13,742)	$(17,081)	$3,339	19.5%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended September 30, 2021 as compared to the prior year period improved by $1.6 million due to decreased losses in our PPA Entities, which are allocated to our noncontrolling interests.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the nine months ended September 30, 2021 as compared to the prior year period improved by $3.3 million due to decreased losses in our PPA Entities, which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $121.9 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
As of September 30, 2021, we had $291.3 million of total outstanding recourse debt, $212.9 million of non-recourse debt and $26.8 million of other long-term liabilities. For a complete description of our outstanding debt, please see Note 7 - Outstanding Loans and Security Agreements in Part I, Item 1, Financial Statements.
The combination of our existing cash and cash equivalents is expected to be sufficient to meet our anticipated cash flow needs for the next 12 months and thereafter for the foreseeable future. If these sources of cash are insufficient to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, in particular, our manufacturing capacity, product development and market expansion requirements, to timely respond to competitive market pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations, including entering into the transaction with SK ecoplant as described above for the sale of RCPS that is scheduled to close in the fourth quarter of 2021. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional manufacturing space, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, our ability to secure financing for customer use of our Energy Servers, the timing of installations, and overall economic conditions including the impact of COVID-19 on our ongoing and future operations. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through an equity or debt financing. As of September 30, 2021, we were still working to secure a minimal amount of financing for the planned installations of our Energy Servers in 2021. Failure to obtain this financing or financing in future quarters will affect our results of operations, including revenue and cash flows.
As of September 30, 2021, the current portion of our total debt is $13.8 million, all of which is outstanding non-recourse debt. We expect a certain portion of the non-recourse debt would be refinanced by the applicable PPA Entity prior to maturity.
A summary of our condensed consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$(107,907)	$(79,989)
Investing activities	(41,511)	(33,066)
Financing activities	53,130	240,037

Net cash provided by (used in) our PPA Entities, which are incorporated into the condensed consolidated statements of cash flows, was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020

PPA Entities ¹
Net cash provided by PPA operating activities	$15,751	$15,676
Net cash used in PPA financing activities	(17,641)	(17,217)

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
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. The increase in cash used in operating activities during the nine months ended September 30, 2021 as compared to the prior year period was primarily the result of an increase in our net working capital of $68.9 million in the nine months ended September 30, 2021 due to the timing of revenue transactions and corresponding collections and the increase in inventory levels to support future demand.
Investing Activities
Our investing activities have consisted of capital expenditures that include increasing our production capacity. We expect to continue such activities as our business grows. Cash used in investing activities of $41.5 million during the nine months ended September 30, 2021 was primarily the result of expenditures on tenant improvements for a newly leased engineering building in Fremont, California. We expect to continue to make capital expenditures over the next few quarters to prepare our new manufacturing facility in Fremont, California for production, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities have consisted of borrowings and repayments of debt including to related parties, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests and redeemable noncontrolling interests, and the proceeds from the issuance of our common stock. Net cash provided by financing activities during the nine months ended September 30, 2021 was $53.1 million, a decrease of $186.9 million compared to the prior year period, primarily due to the issuance of debt in 2020, partially offset by higher proceeds in 2021 from stock option exercises and the sale of shares under our 2018 Employee Stock Purchase Plan.

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States ("U.S. GAAP") The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our discussion and analysis of our financial results under Results of Operations above are based on our audited results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these condensed consolidated financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the condensed consolidated financial condition and results of operations.
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
•    Stock-Based Compensation;
•    Income Taxes;
•    Principles of Consolidation; and
•    Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests and Redeemable Noncontrolling Interests
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 provides a more complete discussion of our critical accounting policies and estimates. During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates, except as noted below:

We adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. We applied the modified retrospective method as of January 1, 2021 in our condensed consolidated financial statements. Upon adoption of ASU 2020-06, we no longer record the conversion feature of convertible notes in equity. Instead, our convertible notes are accounted for as a single liability measured at their amortized cost and there is no longer a debt discount representing the difference between the carrying value, excluding issuance costs, and the principal of the convertible debt instrument. As a result, there is no longer interest expense relating to the amortization of the debt discount over the term of the convertible debt instrument. Similarly, the portion of issuance costs previously allocated to equity are now reclassified to debt and will be amortized as interest expense. As a result of this change in accounting policy, management no longer considers valuation of our 2.50% Green Convertible Senior Notes due August 2025 (the "Green Notes") to be a critical accounting policy and estimate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during nine months ended September 30, 2021. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020 for a more complete discussion of the market risks we consider.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective.
Inherent Limitations on Effectiveness of Internal Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our internal controls over financial reporting, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Operations
•We may have conflicts of interest with our PPA Entities.
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
Our Energy Servers have significant upfront costs. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed various financing options that enabled customers use of the Energy Servers without a direct purchase through third-party ownership financing arrangements. For an overview of these different financing arrangements, please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Purchase and Financing Options. If in any given quarter we are not able to secure funding in a timely fashion, our results of operations and financial condition will be negatively impacted. We continue to innovate our customer contracts to attempt to attract new customers and these may have different terms and financing conditions from prior transactions.
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
We must continue to reduce the manufacturing costs for our Energy Servers to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. Future increases to the cost of components and raw materials would offset our efforts to reduce our manufacturing and services costs. For example, in the past two quarters, we have experienced price increases in raw materials, which are used in our components and subassemblies for our Energy Servers. Any continued increases in the costs of raw materials and components could slow our growth and cause our financial results and operational metrics to suffer.
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
Because our Energy Servers are designed to operate at a constant output 24x7, and our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must generally be exported to the local electric utility. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “net metering” programs. Utility tariffs and fees, interconnection agreements and net metering requirements are subject to changes in availability and terms and some jurisdictions do not allow interconnections or export at all. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the net metering requirements or interconnection agreements in place in the jurisdictions in which we operate or in which we anticipate expanding into in the future could adversely affect the demand for our Energy Servers. For example, in California, the net metering tariff applicable to fuel cells currently expires in 2023. We cannot predict the outcome of regulatory proceedings addressing successor tariffs that would include fuel cells, in which we remain an active participant. If there is not an economical tariff for fuel cells in California it may limit or end our ability to sell and install our Energy Servers in California.
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
In any particular period, a substantial amount of our total revenue has and could continue to come from a relatively small number of customers. As an example, in the year ended December 31, 2020, two customers accounted for approximately 34% and 28% of our total revenue. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer would materially and adversely affect our business results.

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
In addition, as we continue to invest in research and development to sustain or enhance our existing products, the introduction of new technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and standards-setting organizations. If market acceptance of our products is reduced or delayed or the standards-setting organizations fail to develop timely commercially viable standards our business would be harmed.

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
As discussed elsewhere, we also rely on third party financing for our customers’ purchases of our Energy Server and the current environment may cause third party financiers to experience liquidity problems, difficulty obtaining tax partners or elect to suspend or cancel investments in our projects. If we are delayed in obtaining financing for the purchase of our Energy Servers on behalf of our customers, our cash flow and results of operations, including revenue will be adversely affected. For example, in the three months ended March 31, 2021, we were delayed in obtaining financing for our 2021 installations and cash flow was impacted as we did not receive deposits from financiers in advance of purchase of our Energy Servers. Any delays in financing would adversely impact our cash flows, results of operations and revenue.
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
We rely on a limited number of third-party suppliers, and in some cases sole suppliers, for some of the raw materials and components for our Energy Servers, including certain rare earth materials and other materials that may be of limited supply. If our suppliers provide insufficient inventory at the level of quality required to meet our standards and customer demand or if our suppliers are unable or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), our results of operations could be materially and negatively impacted. If we fail to develop or maintain our relationships with our suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our Energy Servers or our Energy Servers may be available only at a higher cost or after a long delay. There have been a number of supply chain disruptions throughout the global supply chain as countries are in various stages of opening up and demand for certain components increases associated with the COVID-19 pandemic. For example, we expect component shortages especially for semiconductors and specialty metals to persist at least through the first half of 2022. Significant delays and shortages could prevent us from delivering our Energy Servers to our customers within required time frames and cause order cancellations, which would adversely impact our cash flows and results of operations.
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
Our business is dependent on the availability of raw materials and components for our Energy Servers, particularly electrical components common in the semiconductor industry, specialty steel products / processing and raw materials. For example, prior tariffs imposed on steel and aluminum imports increased the cost of raw materials for our Energy Servers and decreased the available supply. Additional new trade tariffs or other trade protection measures that are proposed or threatened and the potential escalation of a trade war and retaliation measures could have a material adverse effect on our business, results of operations and financial condition. Consequently, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could have a material adverse effect on our business and our results of operations.
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
The U.S. federal government and some state and local governments provide incentives to end users and purchasers of our Energy Servers in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the United States also provide incentives to end users and purchasers of our Energy Servers. We currently have operations and sell our Energy Servers in Japan, India, and the Republic of Korea (collectively, our "Asia Pacific region"), where in some locations such as the Republic of Korea, Renewable Portfolio Standards ("RPS") are in place to promote the adoption of renewable power generation, including, in some circumstances, fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Our Energy Servers are currently installed in eleven U.S. states, each of which may have its own enabling policy framework. We utilize these governmental rebates, tax credits, and other financial incentives to lower the effective price of the Energy Servers to our customers in the U. S. and the Asia Pacific region. Financiers and Equity Investors in our PPA Programs may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives or RPS's may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
For example, the Korean RPS is scheduled to be replaced in 2022 with the Hydrogen Portfolio Standard (“HPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the HPS to require 100% hydrogen as a feedstock for fuel cell projects. The Ministry of Trade, Industry, and Economy is running a stakeholder process in 2021, which will determine the specifics of the HPS incentive mechanism. For the nine months ended September 30, 2021 and for the year ended December 31, 2020, our revenue in the Republic of Korea accounted for 38% and 34% of our total revenue, respectively. Therefore, if sales of our Energy Servers to this market decline in the future, this may have a material adverse effect on our financial condition and results of operations.
As another example, in the United States, commercial purchasers of fuel cells are eligible to claim the federal ITC. While legislation under active consideration would extend the ITC for up to five years, as part of a national infrastructure plan, under current law the ITC will end on December 31, 2023.
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
As another example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. FC NEM tariffs will be available for new installations until December 31, 2023.

However, to remain eligible for the FC NEM tariffs, at least some installations currently on those tariffs are likely to be required to meet greenhouse gas emissions standards. As noted above, we are working through the appropriate regulatory channels to establish alternative tariffs to FC NEM, which is currently set to expire in 2023. If our customers are unable to interconnect under the FC NEM tariffs or a suitable alternative, interconnection and tariff costs may increase and such an increase may negatively impact demand for our products. Additionally, the uncertainty regarding requirements for service under any of these tariffs could negatively impact the perceived value of or risks associated with our products, which could also negatively impact demand.
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
For example, natural gas, which is the primary fuel used in our Energy Servers, contains benzene, which is classified as a hazardous waste if it exceeds 0.5 milligrams per liter. A small amount of benzene found in the public natural gas supply (equivalent to what is present in one gallon of gasoline in an automobile fuel tank, which are exempt from federal regulation) is collected by the gas cleaning units contained in our Energy Servers; these gas cleaning units are typically replaced at customers' sites once every 15 to 36 months. From 2010 to late 2016 and in the regular course of maintenance of the Energy Servers, we periodically replaced the units in our servers relying upon a federal environmental exemption that permitted the handling of such units without manifesting the contents as containing a hazardous waste. Although over the years and with the approval of two states, we believed that we operated appropriately under the exemption, the U.S. Environmental Protection Agency ("EPA") issued guidance for the first time in late 2016 that differed from our belief and conflicted with the state approvals we had obtained. We have complied with the new guidance and, given the comparatively small quantities of benzene produced, we do not anticipate significant additional costs or risks from our compliance with the revised 2016 guidance. In order to put this matter behind us and with no admission of law or fact, we agreed to a consent agreement that was ratified and incorporated by reference into a final order that was entered by an Environmental Appeals Judge for EPA’s Environmental Appeals Board in May of 2020. Consistent with the consent agreement and final order, a final payment of approximately $1.2 million was made in the fourth quarter of 2020 and EPA has confirmed the matter is formally resolved. Additionally, a nominal penalty was paid to a state agency under that state’s environmental laws relating to the same issue.
Some states in which we operate, including New York, New Jersey and North Carolina, have specific permitting or environmental exemptions for fuel cells. Other states in which we currently operate, including California, have emissions-based requirements, most of which require permits or other notifications for quantities of emissions that are higher than those observed from our Energy Servers. For example, the Bay Area Air Quality Management District in California has an air permit and risk assessment exemption for emissions of chromium in the hexavalent form (“CR+6”) that are less than 0.00051 lbs/year. Emissions above this level may trigger the need for a permit. Also, California's Proposition 65 requires notification of the presence of CR+6 unless public exposure is below 0.001 µg/day, the level determined to represent no significant health risk. Since the California standards are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date, we are focused on California's standards. If stricter standards are adopted in other states or jurisdictions or our servers can’t meet applicable standards, it could impact our ability to obtain regulatory approval and/or could result in our not being able to operate in a particular local jurisdiction.
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
The current generation of our Energy Servers running on natural gas produce nearly 23% fewer carbon emissions than the average U.S. marginal power generation sources that our projects displace. However, the operation of our Energy Servers does produce carbon dioxide ("CO2"), which contributes to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes (or a lack of change to comprehensively recognize the risks of climate change and recognize the benefit of our technology as one means to maintain reliable and resilient electric service with a lower greenhouse gas emission profile) in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it more difficult or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers. Certain municipalities in California have already banned the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our natural gas-fueled Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
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
In addition, our project with Delmarva Power & Light Company (the "Delaware Project") is subject to laws and regulations relating to electricity generation, transmission, and sale in Delaware and at the regional and federal level.
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
Although we generally are not regulated as a utility, federal, state and local government statutes and regulations, as well as organized market rules such as the PJM tariffs affecting the Delaware Project, concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the United States, governments and market operators frequently modify these statutes, regulations and market rules.

Governments, often acting through state utility or public service commissions, as well as market operators, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or other rules that apply to our installations and new technology could make it more costly for us or our customers to install and operate our Energy Servers on particular sites and, in turn, could negatively affect our ability to deliver cost savings to customers for the purchase of electricity.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may in the future become subject to product liability claims. Our Energy Servers are considered high energy systems because they use flammable fuels and may operate at 480 volts. High-voltage electricity poses potential shock hazards, and natural gas and hydrogen are flammable gases and therefore a potentially dangerous fuel. Although our Energy Servers are certified to meet ANSI, IEEE, ASME, and NFPA design and safety standards, if an Energy Server is not properly handled in accordance with our servicing and handling standards and protocols, there could be a system failure and resulting liability. These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about us and could materially impede widespread market acceptance and demand for our Energy Servers, which could harm our brand, our business prospects, and our operating results. Our product liability insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our business and our financial condition.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of September 30, 2021, we had an accumulated deficit of $3.2 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth, as well as internationally. We may continue to incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
•interruptions in our supply chain;
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
•the timing of the development of the market for hydrogen fuel cell products;
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
As of September 30, 2021, we and our subsidiaries had approximately $504.2 million of total consolidated indebtedness, of which an aggregate of $291.3 million represented indebtedness that is recourse to us, all of which is classified as non-current. Of this $291.3 million in debt, $68.9 million represented debt under our 10.25% Senior Secured Notes due March 2027, and $222.4 million represented debt under the $230.0 million aggregate principal amount of the Green Notes. In addition, our PPA Entities’ (defined herein) outstanding indebtedness of $212.9 million represented indebtedness that is non-recourse to us. For a description and definition of PPA Entities, please see Part I, Item 2, Management’s Discussion and Analysis – Purchase and Financing Options – Portfolio Financings. As of September 30, 2021, we had $13.8 million in short-term debt and $490.4 million in long-term debt. Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control.
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
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an O&M agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, a PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of September 30, 2021, conflicts of interest may arise in the future that cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.
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
Our business is dependent on the security and efficacy of our networks and computer and data management systems. For example, our Energy Servers are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal computer networks for many of the systems we use to operate our business generally. The security of our infrastructure, including the network that connects our Energy Servers to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a material adverse impact on our business and our Energy Servers in the field, and the protective measures we have taken may be insufficient to prevent such events. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyber-attacks, including but not limited to ransomware attacks, phishing or denial-of-service attacks, negligence, or other reasons, whether as a result of actions by third-parties or our employees, could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our Energy Servers and could result in disruption to our business and potentially legal liability. In addition, a failure of certain of our IT systems could affect our production line, which could impact our business and operating results. These events, in addition to impacting our financial results, could result in significant costs or reputational consequences.

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
Not applicable.

ITEM 6 - EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
10.1		Securities Purchase Agreement, dated October 23, 2021, by and between the Registrant and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	10/25/2021
10.2	†	Amended and Restated Preferred Distributor Agreement, dated October 23, 2021, by and among the Registrant, Bloom SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.				Filed herewith
10.3		Amendment to the Joint Venture Agreement, dated October 23, 2021, by and between the Registrant and SK ecoplant Co., Ltd.				Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Portions of this exhibit are redacted as permitted under Regulation S-K, Rule 601.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	November 5, 2021	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)