Form 10-K
period 2021-12-31
Bloom Energy Corp
filed 2022-02-25
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $3.8 billion based upon the closing price of $26.87 per share of our Class A common stock on the New York Stock Exchange on June 30, 2021 (the last trading day of the registrant’s most recently completed second quarter). Shares of Class A common stock held by each executive officer, director and holder of 10% of more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status if not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of February 15, 2022 was as follows:
Class A Common Stock, $0.0001 par value 161,284,535 shares
Class B Common Stock, $0.0001 par value 15,832,833 shares
________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated into Part III hereof. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after the registrant’s year ended December 31, 2021.

Bloom Energy Corporation
Annual Report on Form 10-K for the Years Ended December 31, 2021

Page
Part I
Item 1 - Business	5
Item 1A - Risk Factors	18
Item 1B - Unresolved Staff Comments	43
Item 2 - Properties	43
Item 3 - Legal Proceedings	43
Item 4 - Mine Safety Disclosures	43

Part II
Item 5 - Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
Item 6 - [Reserved]	45
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	68
Item 8 - Financial Statements and Supplementary Data	70
Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets	76
Consolidated Statements of Operations	77
Consolidated Statements of Comprehensive Loss	78
Consolidated Statements of Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest	79
Consolidated Statements of Cash Flows	81
Notes to Consolidated Financial Statements	82
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	130
Item 9A - Controls and Procedures	130
Item 9B - Other Information	130
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	130

Part III
Item 10 - Directors, Executive Officers and Corporate Governance	131
Item 11 - Executive Compensation	131
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131
Item 13 - Certain Relationships and Related Transactions, and Director Independence	131
Item 14 - Principal Accountant Fees and Services	131

Part IV
Item 15 - Exhibits and Financial Statement Schedules	132
Item 16 - Form 10-K Summary	136
Signatures	137
Unless the context otherwise requires, the terms "we," "us," "our," "Bloom Energy," "Bloom" and the "Company" each refer to Bloom Energy Corporation and all of its subsidiaries.

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
Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to expand into and be successful in new markets, including the biogas and hydrogen market; the impact of the COVID-19 pandemic; statements about our supply chain; operating results; the sufficiency of our cash and our liquidity; projected costs and cost reductions; development of new products and improvements to our existing products; our manufacturing capacity and manufacturing costs; the adequacy of our agreements with our suppliers; legislative actions and regulatory and environmental compliance; competitive position; management’s plans and objectives for future operations; our ability to obtain financing; our ability to comply with debt covenants or cure defaults, if any; our ability to repay our debt obligations as they come due; trends in average selling prices; the success of our customer financing arrangements; capital expenditures; warranty matters; outcomes of litigation; our exposure to foreign exchange, interest and credit risk; general business and economic conditions in our markets; industry trends; the impact of changes in government incentives; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue; future deployment of our Bloom Energy Servers and Bloom Electrolyzer; our ability to expand our business with our existing customers; our ability to increase efficiency of our products; our ability to market out products successfully in connection with the global energy transition and shifting attitudes around climate change; our business strategy and plans and our objectives for future operations; and the impact of recently adopted accounting pronouncements.
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

Part I
ITEM 1 - BUSINESS
Overview
Our mission is to make clean, reliable energy affordable for everyone in the world. We created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that empowers businesses, essential services, critical infrastructure and communities to responsibly take charge of their energy.
Our technology, invented in the United States, is one of the most advanced electricity and hydrogen producing technologies on the market today. Our fuel-flexible Bloom Energy Servers can use biogas, hydrogen, natural gas, or a blend of fuels to create resilient, sustainable and cost-predictable power at significantly higher efficiencies than traditional, combustion-based resources. In addition, our same solid oxide platform that powers our fuel cells can be used to create hydrogen, which is increasingly recognized as a critically important tool necessary for the full decarbonization of the energy economy. Our enterprise customers include some of the largest multinational corporations in the world. We also have strong relationships with some of the largest utility companies in the United States and the Republic of Korea.
At Bloom Energy, we look forward to a net-zero future. Our technology is designed to help enable this future in order to deliver reliable, low-carbon, electricity in a world facing unacceptable levels of power disruptions. Our resilient platform has kept electricity available for our customers through hurricanes, earthquakes, typhoons, forest fires, extreme heat and grid failures. Unlike traditional combustion power generation, our platform is community-friendly and designed to significantly reduce emissions of criteria air pollutants. We have made tremendous progress making renewable fuel production a reality through our biogas, hydrogen and electrolyzer programs, and we believe that we are well-positioned as a core platform and fixture in the new energy paradigm to help organizations and communities achieve their net-zero objectives.
Our team has decades of experience in the various specialized disciplines and systems engineering concepts embedded in our technology. We have 287 issued patents in the United States and 147 issued patents internationally as of December 31, 2021.
The United States is currently our biggest market and represents our largest installed base of Bloom Energy Servers. Some of our largest customers in the United States include AT&T, Caltech, Delmarva Power & Light Company, Equinix, The Home Depot, Kaiser Permanente and The Wonderful Company. We also work with a number of U.S. financing partners who purchase and deploy our systems at end-customers’ facilities in order to provide “electricity-as-a service."
Outside of the United States, the Republic of Korea is a world leader in the deployment of fuel cells for utility-scale electric power generation. We entered this market with a first deployment of an 8.35-megawatt ("MW") Bloom Energy Server solution for a Korean utility that began commercial operation in 2018. The Republic of Korea now represents our second-largest market. SK ecoplant Co., Ltd. (“SK ecoplant,” formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group, serves as the primary distributor of our systems in the Republic of Korea. In October 2021, we announced an expansion of our existing partnership with SK ecoplant, that includes purchase commitments of at least 500MW of power for our Energy Servers between 2022 and 2025 on a take or pay basis, the creation of hydrogen innovation centers in the United States and the Republic of Korea to advance green hydrogen commercialization, and an equity investment in Bloom Energy.
We are also operating smaller deployments in India and Japan with commercial customers, with additional projects in development in Europe, Southeast Asia and Australia.
Industry Background
There are numerous challenges facing the traditional system for producing and delivering electricity. We believe these challenges will be the foundation of a transformation in how electricity is produced, delivered and consumed. We believe this transformation will be similar to the seismic shifts seen in the computer and telecommunications industries, where centralized mainframe computing and landline telephone systems ultimately gave way to the ubiquitous and highly personalized distributed technologies seen today, as well as the reimagining of business processes, culture and customer experiences.
Resilience is now a strategic imperative. The rising frequency and intensity of natural disasters and extreme weather in recent years underscores a critical need for greater grid resilience. 2021 was characterized by increasing, frequent and costly extreme weather events. In the United States alone, there were 20 weather/climate disaster events with losses exceeding $1 billion each. These events included droughts, flooding, tropical cyclones, tsunamis, wildfires and winter storms, resulting in billions of dollars in economic impact. 2021 was also the seventh consecutive year with 10 or more billion dollar climate-related events in the United States. Extreme weather’s economic toll is rising as well. The total cost of 2021’s billion dollar weather events is estimated at $145 billion, the third most costly year on record, while the total cost for the last five years exceeds one-third of the total disaster cost of the last 42 years.
Stakeholders across industries grapple with the question of how to prepare for more intense natural disasters while maintaining course toward achieving their climate targets. These climate threats are compounded by an increasing concern over the threat of cyber-attacks and physical sabotage to the centralized grid infrastructure. These acute issues further add to a chronic concern; the fragility of decades-old energy system elements that have suffered from deferred maintenance and replacement, which can only be partially remedied by the billions of dollars of new investment from the recently passed infrastructure bill. In an increasingly electrified world, from electric vehicles, to automated manufacturing, to the digitalization of everything, power supply and reliability are more important now than ever. This has elevated the discussion around the essential role that distributed generation and microgrids can play in improving the resilience of both businesses and the grid. As outages increase, businesses are considering the “cost of not having power” instead of just the “cost of power.” Energy resilience is becoming an issue business leaders can no longer afford to neglect – both from a strategic and cost perspective.
Rise in centralized capacity constraints. The traditional centralized grid model is increasingly showing weaknesses. For example, in the summer of 2021, California issued an emergency proclamation order, documenting the drastic measures that must be taken to secure sufficient capacity to be able to avert catastrophic blackouts. Californians were asked to conserve energy, customers with diesel generators were being asked to run them and the state suspended many environmental permitting rules and regulations related to the deployment of power generation. This is one of the many reasons why microgrids, localized energy systems that can operate alongside a main grid or disconnect and operate autonomously, are playing an increasingly important role, providing a critical, twenty-four hours a day and seven days a week ("24x7"), always-on energy solution, powering critical infrastructure, offsetting demand on the grid, and supplying power to the grid when it is most needed.
Increasing focus on reducing harmful local emissions. Air pollution is the fifth leading risk factor for mortality worldwide. Indeed, calculations of the economic and health benefits associated with reducing localized air pollution such as nitrogen oxides, which are produced by combusting fuel, and particulate matter emissions have been found to exceed the economic and health benefits of reducing carbon emissions. And, unfortunately, the COVID-19 pandemic has only further shed light on these detrimental health impacts. Recent studies have linked long-term exposure to air pollution and COVID-19 death rates. They have also found that, nationwide, low-income communities of color are exposed to significantly higher levels of pollution, experiencing higher levels of lung disease and other ailments as a result. Policymakers are rightly increasing the emphasis on reducing such harmful local emissions as they consider the adoption of Renewable Portfolio Standards (“RPS”) or other mandated targets for low- or zero-carbon power generation.
Hydrogen is key to a zero-carbon future. We believe hydrogen will be a critical foundation for the energy industry of the future, a truly clean alternative for both natural gas and transportation fuels. Hydrogen’s unique advantages – high energy density, zero carbon gas emissions from consumption, and ease of storage and transportation – make it an especially attractive investment opportunity for those interested in a zero-carbon energy mix. Given the well-documented challenges that utilities and grid operators have faced as they integrate increasingly intermittent renewable resources on the grid, predictable round-the-clock hydrogen power will be an invaluable resource as more grids move towards a truly zero-carbon resource mix. The key limiting factor in the use of hydrogen, which does not readily exist in nature as a separate molecule, is that it cannot be mined, extracted or otherwise produced in its desired state without a manufacturing process. As both transportation and the electricity sector transition to a zero-carbon future, there will thus be increasing demand for both technologies that can efficiently generate power using hydrogen, and for large-scale electrolysis or carbon capture technology that can produce clean hydrogen at scale.
Our Solutions
We were the first company to successfully commercialize and scale the solid oxide platform. Our platform delivers distributed electricity and hydrogen generation through our stationary fuel cells, our solid oxide electrolyzer and our marine technology.
Distributed electricity production. Our stationary fuel cell solution, the Bloom Energy Server, is designed to deliver reliable, resilient, clean and affordable energy for utilities and organizations alike. Ideally suited for microgrid and primary power applications, the Bloom Energy Server is based on our proprietary solid oxide technology that converts fuel, such as natural gas, biogas, hydrogen, or a blend of these fuels, into electricity through an electrochemical process without combustion. The high-quality electrical output of our Energy Server can be connected to the customer’s main electrical feed, thereby avoiding the transmission and distribution losses associated with a centralized grid system. Each Bloom Energy Server is modular and composed of independent 50-kilowatt power modules. A typical configuration includes multiple power modules in a single Energy Server and can produce up to 300 kilowatts of power in a footprint roughly equivalent to that of a standard parking space. Any number of these Energy Server systems can be clustered together in various configurations to form solutions from hundreds of kilowatts to many tens of megawatts. The Bloom Energy Server can be easily integrated into community environments due to its aesthetically attractive design, compact space requirement, minimal noise profile and lack of criteria air pollutants.
Hydrogen generation. We believe we are uniquely positioned for the hydrogen future of tomorrow. Using the same solid oxide platform as our Energy Server, the Bloom Electrolyzer is designed to produce scalable and cost-effective hydrogen solutions. Our modular design makes the Bloom Electrolyzer ideal for applications across gas, utilities, nuclear, concentrated solar, ammonia and heavy industries. Our solid oxide, high-temperature electrolyzer is designed to produce hydrogen onsite more efficiently than low-temperature PEM and alkaline electrolyzers. Because it operates at high temperatures, the Bloom Electrolyzer is designed to require less energy to break up water molecules and produce hydrogen. As electricity accounts for nearly 80 percent of the cost of hydrogen from electrolysis, using less electricity increases the economics of hydrogen production and helps bolster adoption. The Bloom Electrolyzer is designed to produce green hydrogen from 100 percent renewable power. Using less electricity increases the economics of hydrogen production and helps bolster adoption. The hydrogen produced onsite at a customer’s facility can either be used as a fuel source or stored for consumption at a later point.

Marine Transportation. We have also adapted our fuel cell technology to advance the decarbonization of the marine industry through the design and development of fuel cell powered ships. The marine sector is a significant source of global pollution, as many ships continue to use carbon-rich fuels such as bunker fuel, diesel, and other hydrocarbons. As global infrastructure for hydrogen and other emission-free fuels continue to develop, our modular, fuel-flexible and upgradable platform is designed to allow for existing ships in service to be upgraded, allowing the marine sector long-term flexibility and scalability for improved, future-proof, ship design. Furthermore, noise pollution and mechanical vibrations are substantially reduced when Bloom’s fuel cells are used as a power source aboard ships. Our platform is IMO 2040- and 2050-ready today, with the ability to operate on liquefied natural gas, biogas and blended hydrogen. We are committed to developing the platform to accommodate multiple renewable fuels, like green methanol and bio-ethanol, as the marine fuel market develops.
Our Value Proposition
Our energy platform has three key value propositions: resiliency, sustainability and predictability. We seek to provide a complete, integrated “behind-the-meter” solution including installation, equipment, service, maintenance and, in limited cases, bundled fuel. The three elements of our value proposition emphasize those areas where there is a strong customer need and where we believe we can deliver superior performance.
Resiliency. Our Energy Servers avoid the vulnerabilities of conventional transmission and distribution lines by generating power on-site where the electricity is consumed. The system operates at very high availability due to its modular and fault-tolerant design, which includes multiple independent power generation modules that can be hot-swapped to provide uninterrupted service. Unlike traditional combustion generation, Bloom Energy Servers can be serviced and maintained without powering down the system. Importantly, Bloom Energy Servers that utilize existing natural gas infrastructure rely on a redundant underground mesh network, intended to provide for extremely high fuel availability that is protected from the natural disasters that often disrupt the power grid.
Sustainability. Our Energy Servers uniquely address both the causes and consequences of climate change. Our projects lower carbon emissions by displacing less-efficient fossil fuel generation on the grid, which improves air quality, including in vulnerable communities, by generating electricity without combustion, offsetting combustion from grid resources as well as eliminating the need for dirtier diesel backup power solutions. Our microgrid deployments provide customers with critical resilience to grid instability, including disruptions resulting from climate-related extreme weather events. Our products achieve this while consuming no water during operation, with optimized land use as a result of our high-power density.
We are focused on product innovation, including the continued reduction of carbon emissions from our products, and we are engaged in multiple efforts to align our product roadmap with a zero-carbon trajectory. We are developing new applications and market opportunities in sectors with dirtier grids and higher marginal emissions displacement. In July 2021, we announced that we will convert our entire global natural gas fleet to certified low-leak natural gas to reduce the release of harmful methane emissions stemming from upstream gas production. We are also focused on scaling use of renewable natural gas (“RNG”) – which is pipeline quality natural gas derived from biogas produced from decomposing organic waste, generally from landfills, agricultural waste and wastewater treatment facilities – as fuel for our Energy Servers and building capacity within the RNG market to broaden adoption.

Additionally, we are pushing technology and business model boundaries to pioneer carbon capture and utilization and storage potential. It is both more feasible and cost-effective to capture carbon-dioxide emissions from our Energy Servers than from combustion generation, as no costly and complex separation of other gases like nitrogen is required. Captured carbon-dioxide emissions can be stored in underground geologic formations or utilized in new products or processes.
We continue to progress on our development and commercialization of scalable and cost-effective 100 percent hydrogen solutions and zero emission power generation. Our flexible and modular platform approach allows for customization at the time of equipment commissioning and a pathway to upgrade existing systems to align with the sustainability goals of our customers over time. In 2021, we announced the commercial availability of our hydrogen-powered fuel cells and electrolyzers capable of producing clean hydrogen. Our 100 kilowatt hydrogen-powered Energy Server project in the Republic of Korea commenced operations in April 2021 and our electrolyzer project has been successfully installed and began producing hydrogen in January 2022.
Finally, we continue to leverage our platform in innovative ways, including collaborating with the Department of Energy's Idaho National Lab to efficiently create clean hydrogen using our electrolyzer and excess nuclear energy; generating green hydrogen by integrating our electrolyzer with Heliogen’s concentrated solar energy system; and working with others to find uses of our products in the hydrogen economy.
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
Our Energy Servers are designed to deliver 24x7 power with very high availability, mission-critical reliability and grid-independent capabilities. The Bloom Energy Server can be configured to eliminate the need for traditional backup power equipment such as diesel generators, batteries and uninterruptible power systems by providing primary power to a facility that seamlessly continues to deliver power even when the grid fails. Our Energy Servers are designed to offer consistent power quality supply for mission critical operations that require a high level of electrical reliability and uninterrupted availability, such as data centers, hospitals, and biotechnology facilities. This is particularly important as society becomes more reliant on digital systems and sophisticated operational technology. Power quality issues can cause equipment failure, downtime, data corruption and increased operational costs
Further, our Energy Servers were designed to provide ‘quick time to power’– the ability to be deployed and begin generating power in as little as days or weeks – as an important value proposition for customers that need to ramp up power quickly. This capability is ideal for customers who need critical power but are facing utility capacity constraints, delays or additional costs. The modularity, quick deployment, ease of installation and small footprint of our Energy Servers facilitate ease of accessibility to power.
Our Energy Server can be enhanced with microgrid components to deliver higher levels of reliability and grid-independent operation. Customers can optimize their solution for mission-critical level, power quality solutions, such as in a data center application, to more basic outage protection, such as for a retail store. Customers also have a variety of choices for financing vehicles, contract duration, pricing schedules and fuel procurement.
Technology
Our solid oxide technology platform is the foundation for both our Energy Servers and our Bloom Electrolyzer. The solid-oxide fuel cells in our Energy Servers convert fuel, such as natural gas, biogas, hydrogen, or a blend of fuels into electricity through an electrochemical reaction without burning the fuel. Each individual fuel cell is composed of three layers: an electrolyte sandwiched between a cathode and an anode. The electrolyte is a solid ceramic material, and the anode and cathode are made from inks that coat the electrolyte. Unlike other types of fuel cells, no precious metals, corrosive acids or molten materials are required. These fuel cells are the foundational building block of our Energy Server. Regardless of the starting size of a solution, further scaling can be accomplished after the initial solution deployment, creating ongoing flexibility and scalability for the customer.

Our electrolyzer technology dates to the 1980s, when our co-founders first developed electrolyzers to support the U.S. military and later NASA’s Mars exploration programs. In the early 2000s, 19 patents were awarded to Bloom Energy for its electrolyzer technology. With reduced renewable energy costs and the global movement to decarbonize, we believe it is the right moment to commercialize our hydrogen technology. The Bloom Electrolyzer is based on our solid oxide technology, and is designed to generate hydrogen from electricity at superior efficiencies compared to PEM and alkaline solutions. Our electrolyzer advances decarbonization efforts by providing a clean fuel for carbon-free generation, injection into the natural gas pipeline, transportation, or for use in industrial processes. Because it operates at high temperatures, the Bloom Electrolyzer requires less energy to break up water molecules and produce hydrogen.
Research and Development
Our research and development organization has addressed complex applied materials, processing and packaging challenges through the invention of many proprietary advanced material science solutions. Over more than a decade, Bloom has built a world-class team of solid oxide fuel cell scientists and technology experts. Our team comprises technologists with degrees in Materials Science, Electrical Engineering, Chemical Engineering, Mechanical Engineering, Civil Engineering and Nuclear Engineering, and includes 43 PhDs within these or related fields. This team has continued to develop innovative technology improvements for our Energy Servers. Since our first-generation technology, we have reduced the costs and increased the output of our systems through the next generation of our Energy Servers and increased the life of our fuel cells by over two and half times.
We have invested and will continue to invest a significant amount in research and development. See our discussion of research and development expenses in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further information.
Competition
We primarily compete against gas engines, combined heat and power systems, and the utility grid with diesel back-up, based on superior reliability, resiliency, cost savings, predictability and sustainability, all of which can be customized to the needs of individual customers. Customers do not currently have alternative solutions that provide all of these important attributes in one platform. As we drive our costs down and make technological improvements, we expect our value proposition to continue to improve relative to grid power in additional markets.
Other sources of competition – and the attributes that differentiate us – include:
•Intermittent solar power paired with storage. Solar power is intermittent and best suited for addressing day-time peak power requirements, while our Energy Servers are designed to provide stable baseload generation. Storage technology is intended to address the intermittency of solar power, but the low power density of the combined technologies and the challenges of extended poor weather events that sharply decrease solar power production and battery recharging makes the solution impractical for most commercial and industrial customers looking to offset a significant amount of power. As a point of comparison, our Energy Servers provide the same power output in 1/125th of the footprint of a photovoltaic solar installation, allowing us to serve far more of a customer’s energy requirements based on a customer’s available and typically limited space.
•Intermittent wind power. Power from wind turbines is intermittent, similar to solar power. Typically, wind power is deployed for utility-side, grid-scale applications in remote locations but not as a customer-side, distributed power alternative due to prohibitive space requirements and permitting issues. Where distributed wind power is available, it can be combined with storage, with similar benefits and challenges to solar-and-storage combinations. Remote wind farms feeding into the grid do not help end customers avoid the vulnerabilities and costs of the transmission and distribution system.
•Traditional co-generation systems. These systems deliver a combination of electric power and heat from combustion sources. We believe we compete favorably because of our non-combustion platform, superior electrical efficiencies, significantly less complex deployment (avoiding heating systems integration and requiring less space), superior availability, aesthetic appeal and reliability. Unlike these systems, which depend on the full and concurrent utilization of waste heat to achieve high efficiencies, we can provide highly efficient systems to any customer based solely on their power needs.
•Traditional backup equipment. As our Energy Servers deliver reliable power, particularly in microgrid configurations where our Energy Servers can operate during grid outages, they can obviate the need for traditional backup equipment such as diesel generators. By providing combustion-free power 24x7 rather than just as backup, we generally offer a better integrated, more reliable, cleaner and cost-effective solution than these grid-plus-backup systems.
•Other commercially available fuel cells. Basic fuel cell technology is over 100 years old. Our Energy Server uses advanced solid oxide fuel cell technology, which produces electricity directly from oxidizing a fuel. The type of solid oxide fuel cell we compete against has a solid oxide or ceramic electrolyte. The advantages of our technology include higher efficiency, long-term stability, elimination of the need for an external fuel reformer, ability to use biogas, natural gas, or hydrogen as a fuel, low emissions and relatively low cost. There are a variety of fuel cell technologies, characterized by their electrolyte material, including:
◦Proton exchange membrane fuel cells (“PEM”). PEM fuel cells typically are used in onboard transportation applications, such as powering forklifts, because of their compactness and ability for quick starts and stops. However, PEM technology requires an expensive platinum catalyst, which is susceptible to poisoning by trace amounts of impurities in the fuel or exhaust products. These fuel cells require high cost fuel input sources of energy or an external fuel reformer, which adds to the cost, complexity and electrical inefficiency of the product. As a result, they are not typically an economically viable option for stationary baseload power generation.
◦Molten carbonate fuel cells (“MCFC”). MCFCs are high-temperature fuel cells that use an electrolyte composed of a molten carbonate salt mixture suspended in a porous, chemically inert ceramic matrix of beta-alumina solid electrolyte. The primary disadvantages of current MCFC technology are durability and lower electrical efficiency compared to solid oxide fuel cells. Current versions of the product are built for 300 kilowatt systems, and they are monolithic rather than modular. Smaller sizes are typically not economically viable. In many applications where the heat produced by these fuel cells is not commercially or internally useable continuously, mitigating the heat buildup also becomes a liability.
◦Phosphoric acid fuel cells (“PAFC”). PAFCs are a type of fuel cell that uses liquid phosphoric acid as an electrolyte. Developed in the mid-1960s and field-tested since the 1970s, they were the first fuel cells to be commercialized. PAFCs have been used for stationary power generators with output in the 100 kilowatt to 400 kilowatt range. PAFCs are best suited to combined heat and power output applications that require carefully matching and constant monitoring of power and heat requirements (heat is typically not required all year long thus significant efficiency is lost), often making the technology difficult to implement. Further, disadvantages include low power density and poor system output stability.
Intellectual Property
Intellectual property is an essential differentiator for our business, and we seek protection for our intellectual property whenever possible. We rely upon a combination of patents, copyrights, trade secrets, and trademark laws, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our proprietary rights.
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2021, we had 287 issued patents and 96 patent applications pending in the United States, and we had an international patent portfolio comprising 147 issued patents and 80 patent applications pending. Our U.S. patents are expected to expire between 2023 and 2040. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application.
We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in some locations abroad. “Bloom Energy” and the “BE” logo are our registered trademarks in certain countries for use with Energy Servers and our other products. We also hold registered trademarks for, among others, “Bloom Box,” “BloomConnect,” “BloomEnergy,” and “Energy Server” in certain countries. In an effort to protect our brand, as of December 31, 2021, we had eight registered trademarks in the United States, 40 registered trademarks in Australia, China, the European Union, India, Japan, Republic of Korea, Taiwan, the United Kingdom and two pending applications in China.
When appropriate, we enforce our intellectual property rights against other parties. For more information about risks related to our intellectual property, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors - Risks Related to Our Intellectual Property.
Manufacturing Facilities

Our primary manufacturing facilities for fuel cells and Energy Servers assembly are in Sunnyvale, California, Fremont, California, and Newark, Delaware. We own our 76,000 square-foot manufacturing facility in Newark, which was our first purpose-built Bloom Energy manufacturing center and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently. Our Newark facility includes an additional 25 acres available for factory expansion and/or the co-location of supplier plants. We lease various manufacturing facilities in California. The current lease for our 50,000 square-foot principal Sunnyvale manufacturing facility expires in December 2023. We leased a new 89,000 square-foot R&D and manufacturing facility in Fremont, California that became operational in April 2021. Additionally, we leased a new 164,000 square-foot manufacturing facility in Fremont, California that became operational in January 2022.
In 2020, we established a light-assembly facility in the Republic of Korea, in connection with our efforts to develop a local supplier ecosystem through a joint venture with SK ecoplant. Operations began in early July 2020.
Please see Part I, Item 2, Properties for additional information regarding our facilities.
Supply Chain
Our supply chain has been developed, since our founding, with a group of high-quality suppliers that support automotive, semiconductor and other traditional manufacturing organizations. The production of fuel cell systems requires rare earth elements, precious metals, scarce alloys and industrial commodities. Our operations require raw materials, and in certain cases, third-party services that require special manufacturing processes. We generally have multiple sources of supply for our raw materials and services except in cases where we have specialized technology and material property requirements. Our supply base is spread around many geographies in Asia, Europe and India, consisting of suppliers with multiple areas of expertise in compaction, sintering, brazing and dealing with specialty material manufacturing techniques. That where possible, we responsibly source components like interconnects and balance of system components from various manufacturers on both a contracted and a purchase order basis. We have multi-year supply agreements with some of our supply partners for supply continuity and pricing stability. We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.
There have been a number of disruptions throughout the global supply chain as the global economy opens up and drives demand for certain components that has outpaced the return of the global supply chain to full production. We continued to manage disruptions from an increase in lead times for most of our components due to a variety of factors, including supply shortages, shipping delays and labor shortages, and we expect this to continue into the first half of 2022. During 2021, we experienced delays from certain vendors and suppliers as a result of these factors, although we were able to mitigate the impact so that we did not experience delays in the manufacture of our Energy Servers and only one instance of a significant delay in the installation of our Energy Servers. For additional information on our supply chain, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Pandemic.
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
As of December 31, 2021, our in-house service organization had 78 dedicated field service personnel distributed across multiple locations in both the United States and internationally. Our standard O&M Agreements include full remote monitoring and 24x7 operation of the systems as well as preventative maintenance, in terms of filter and adsorbents replacements and on-site part and periodic fuel cell module replacements.
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

Our services organization also has a dedicated Repair & Overhaul ("R&O") facility, based in Delaware, in close proximity to our product manufacturing facility. This R&O facility undertakes full refurbishment of returned fuel cell modules with the capability to restore it to full power, efficiency and life with a less than three weeks turnaround. This close proximity to our Delaware manufacturing facility enables us to review the condition of returned modules and inform improved manufacturing processes.
Purchase and Financing Options

In order to appeal to the largest variety of customers, we make available several options to our customers. Both in the United States and abroad, we sell Energy Servers directly to customers. In the United States, we also enable customers' use of the Energy Servers through a pay as you go offering, made possible through third-party ownership financing arrangements.

Often our offerings take advantage of local incentives. In the United States, our financing arrangements are structured to optimize both federal and local incentives, including the Investment Tax Credit (“ITC”) and accelerated depreciation. Internationally, our sales are made primarily to distributors who on-sell to, and install for, customers; these deals are also structured to use local incentives applicable to our Energy Servers. Increasingly, we use trusted installers and other sourcing collaborations in the United States to generate transactions.
With respect to the third-party financing options in the United States, a customer may choose a contract for the use Energy Servers in exchange for a capacity-based flat payment (a “Managed Services Agreement”) or one for the purchase of electricity generated by the Energy Servers in exchange for a scheduled dollars per kilowatt hour rate (a “Power Purchase Agreement” or “PPA”).

Certain customer payments in a Managed Services Agreement are required regardless of the level of performance of the Energy Server; in some cases it may also include a variable payment based on the Energy Server's performance or a performance-related set-off. Managed Services Agreements are then financed pursuant to a sale-leaseback with a financial institution (a “Managed Services Financing”).

PPAs are typically financed on a portfolio basis. We have financed portfolios through tax equity partnerships, acquisition financings and direct sales to investors (each, a “Portfolio Financing”).
For additional information about our different financing options, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Purchase and Financing Options.
Sales, Marketing and Partnerships
We sell our Energy Server platform through a combination of direct and indirect sales channels. At present, most of our U.S. sales are through our direct sales force, which is segmented by vertical and type of account. A large part of our direct sales force is now focused on our expansion efforts in the United States and creating new opportunities internationally. We are also expanding our relationship with utilities. We have developed a network of strategic energy advisors that originate new opportunities and referrals to Bloom Energy, which has been a valuable source of high-quality leads.

We pursue relationships with other companies and partners in areas where collaboration can produce product advancement and acceleration of entry into new geographic and vertical markets. The objectives and goals of these relationships can include one or more of the following: technology exchange, joint sales and marketing, or access to new geographic markets. SK ecoplant in the Republic of Korea is a strategic power generation and distribution partner. Together, we have transacted nearly 200 MW of projects totaling more than $1.8 billion of equipment and expected service revenue. In October 2021, we announced an expansion of our existing partnership with SK ecoplant, hat includes purchase commitments of at least 500MW of power for our Energy Servers between 2022 and 2025 on a take or pay basis, the creation of hydrogen innovation centers in the United States and the Republic of Korea to advance green hydrogen commercialization, and an equity investment in Bloom Energy in December 2021. Please see Note 18 - SK ecoplant Strategic Investment in in Part II, Item 8, Financial Statements and Supplementary Data.

Sustainability
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

We are driven by the promise of our contribution to the transformation and decarbonization of energy and transportation sectors globally. We are working to make our technology available across a growing list of applications including biogas, carbon capture, hydrogen, marine and microgrid projects critical to aligning with a two-degree warming trajectory.

Bloom Energy Servers produce clean, reliable energy without combustion that provide greenhouse gas, air quality, water, land-use and resilience benefits for customers and the communities they serve. The Bloom Electrolyzer is designed to utilize the same solid oxide technology platform in a highly efficient and cost-effective hydrogen production process. Our innovative solid oxide fuel cell platform technology offers modular and flexible solutions configurable to address both the causes and consequences of climate change.
Our Energy Servers withdraw water only during start-up and if the system needs to restart. Otherwise, Energy Servers use no water during operation, avoiding water withdrawals of more than 18,000 gallons per megawatt hour. Conversely, thermal power plants require significant amounts of water for cooling. In fact, the number one use of water in the United States is for cooling power plants. To produce one megawatt per hour for a year, thermoelectric power generation for the U.S. grid withdraws approximately 156 million gallons of water more than our platform.

We are focused on energy efficiency in our production and administrative processes, and have introduced a significant amount of energy-efficient plant automation over the last several years. Our own Energy Servers power our facilities, where suitable, as efficient and resilient energy sources. We also use our Energy Servers to charge employee vehicles at manufacturing facility locations, and as we broaden the integration of our Energy Servers across our real estate portfolio, we will continue to support our employees with lower carbon intensity and resilient onsite electric vehicle charging.

We take a cradle-to-grave perspective on product design and use. We strive to reuse components and recoverable materials where feasible and use conflict-free, non-toxic new resources where needed. We design our equipment so that components can be easily refurbished as needed instead of requiring new equipment. Finally, we cover as many materials and components as possible during end-of-life management, reusing these materials and components. As a function of an approximately 30,000-pound Bloom Energy Server, the weight of components that go to the landfill without a recycling or refurbishment stream comprises approximately 510 pounds, or less than approximately 2% of the total server weight.
U.S. & Global Climate Issues

Global warming and resulting extreme weather are having significant economic, environmental and social impacts in the United States and around the world. These and anticipated future impacts have resulted in wide array of market and regulatory responses, and will continue to do so. Our business can be impacted by climate change, and by those market and regulatory responses, in a variety of ways. We closely follow the impacts of climate change on the energy system and its customers, as well as the regulatory, policy and voluntary measures taken in response to those impacts, so that we may understand and respond to changing conditions that may affect our company, our customers, and our investors and business partners. We are responsive to the recommendations from the Task Force on Climate-related Financial Disclosures ("TCFD"), as well as disclosure guidance from the Sustainability Accounting Standards Board (“SASB”). We issued our first TCFD and SASB aligned Sustainability Report in 2021, and plan to follow up with another aligned report in 2022.

The direct impacts of climate change on energy systems, including the increased risk they pose to energy service disruption, may provide increased opportunity for our extremely reliable and resilient energy generation. New or more stringent international accords, national or state legislation, or regulation of greenhouse gas emission may increase demand for our bioenergy and hydrogen-based products, but they may also make it more expensive or impractical to deploy natural gas-fueled Energy Servers in some markets notwithstanding their enhanced environmental performance relative to combustion-based technologies, or may cause the loss of regulatory or policy incentives for those deployments. Examples include an anticipated greenhouse gas standard for participation in favorable fuel cell tariffs under consideration in California, new climate emissions restrictions or the introduction of carbon pricing, and the adoption of bans or restrictions on new natural gas interconnections by some local jurisdictions. For more on climate and environmental related risks, see Part I, Item 1A, Risk Factors – Risks Related to Legal Matters and Regulations.

Permits and Approvals
Each Bloom Energy Server installation must be designed, constructed and operated in compliance with applicable federal, state, international and local regulations, codes, standards, guidelines, policies and laws. To operate our systems, we, our customers and our partners are required to obtain applicable permits and approvals from federal, state and local authorities for the installation of Bloom Energy Servers and the Bloom Electrolyzer and for the interconnection systems with the local electrical utility and, where the gas distribution system is used, the gas utility as well.
Government Policies and Incentives
There are varying policy frameworks across the United States and abroad designed to support and accelerate the adoption of clean and/or reliable distributed power generation and hydrogen technologies such as Bloom Energy Servers and the Bloom Electrolyzer. These policy initiatives come in the form of tax incentives, cash grants, performance incentives, environmental attribute credits, permitting regimes, interconnection policies and/or applicable gas or electric tariffs.
The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of our Energy Server for systems purchased and placed into service. The credit is equal to 26 percent of expenditures for capital equipment and installation, and the credit for fuel cells is capped at $1,500 per 0.5 kilowatt of capacity. The credit will remain at 26 percent through 2022 and then step down to 22 percent in 2023. Under current law the credit is set to expire in 2024.
Our Energy Servers are currently installed at customer sites in eleven states in the United States, each of which has its own enabling policy framework. Some states have utility procurement programs and/or renewables portfolio standards for which our technology is eligible. Our Energy Servers currently qualify for tax exemptions, incentives or other customer incentives in many states including California, New Jersey, Connecticut, Massachusetts, Rhode Island, Maryland and New York. These policy provisions are subject to change.
Government Regulations
Our business is subject to a changing patchwork of energy and environmental laws and regulations that prevail at the federal, state, regional and local level as well as in those foreign jurisdictions in which we operate. Most existing energy and environmental laws and regulations preceded the introduction of our innovative fuel cell technology and were adopted to apply to technologies existing at the time, namely large coal, oil or gas-fired power plants, and more recently solar and wind plants.
Although we generally are not regulated as a utility, existing and future federal, state, international and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities, the interconnection of customer-owned electricity generation, interconnection to the gas distribution system, and other issues relevant to the deployment and operation of our products, as applicable. Federal, state, international and local governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt or approve different requirements for regulated entities and rates for commercial customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers.
At the federal level, the Federal Energy Regulatory Commission (“FERC”) has authority to regulate, under various federal energy regulatory laws, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. Some of our tax equity partnerships in which we participate are subject to regulation under FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with FERC. In addition, our project with Delmarva Power & Light Company is subject to laws and regulations relating to electricity generation, transmission, and sale at the federal level and in Delaware. To operate our systems, we obtain interconnection agreements from the applicable local primary electricity and gas utilities. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the state or local public utility commission or other regulatory bodies with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required for deployment of our systems once interconnection agreements are signed, although they may be required for the export and subsequent sale of electricity or other regulated products.
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
Currently, there is generally little guidance from environmental agencies on whether or how certain environmental laws and regulations may apply to our technologies. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, maintaining compliance with applicable environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States, requires significant time and management resources.
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
For more information about the regulations to which we are subject and the risks to our costs and operations related thereto, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors - Risks Related to Legal Matters and Regulations.
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
See Part II, Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations – Purchase and Financing Options – Delivery and Installation, for additional information on backlog.
Human Capital

We are committed to attracting and retaining exceptional talent. Investing in and inspiring our people to do their best work is critical for our success. As of December 31, 2021, we had approximately 1,719 full-time employees worldwide, of which 1,404 were located in the United States, 274 were located in India and 41 were located in other countries. During 2021, our workforce grew by 30% as compared to 2020.

In order to attract and retain our employees, we strive to maintain an inclusive, diverse and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs. We are mission driven, and we hire and develop talent with a passion toward achieving our mission.

Inclusion and Diversity

Our cultural foundation is one of innovation, results, respect and doing the right thing. One of our greatest strengths is the talent of our employees. We believe diverse talent leads to better decision making and that creating an inclusive environment best positions us to meet the needs of our customers, stockholders and the communities in which we live and work.

We continuously evolve our hiring strategies, tracking our progress and holding ourselves accountable to advancing global diversity. We seek to hire employees from a broad pool of talent with diverse backgrounds, perspectives and abilities and we believe diverse leaders serve as role models for our inclusive workforce. We are proud of our progress, yet we strive for continuous improvement.

Our continued engagement with organizations that work with diverse communities has been vital to our efforts to increase women and minority representation in our workforce. Our “Careers at Bloom Silicon Valley” Campaign targets recruiting diverse talent from underserved communities for hourly manufacturing roles. To promote inclusivity, we advertise our jobs in multiple languages and participate in community job fairs giving equal access to opportunities. We actively engage local community leaders to gain access to untapped underserved communities to attract talent that is generally not easily accessible. We are building a diverse talent slate of future generation leaders through our progressive university program.

We recruit talent in diverse communities through:

•Veteran outreach programs
•Society of Women Engineers
•Society of Hispanic Engineers
•Society of Black Engineers
•Historical Black Colleges and Universities

We believe that our stats are strong, our culture of inclusivity is stronger (as of December 31, 2021):

•60% of our employee population globally is ethnically diverse
•Women make up 21% of our employee population globally
•Our senior leadership team consists of four ethnically diverse individuals and three women
•Women make up 20% of our leadership population (Director and above)

Talent Development

We recently introduced a comprehensive Contribution Assessment Program designed to link performance to business results enabling each employee to make a direct connection between their role and contributions and the success of Bloom. This comprehensive program includes goal setting, monthly check-ins, feedback solicitation and self-assessments. Our Contribution Assessment Program provide employees with the resources required to achieve their goals and engage in meaningful feedback discussions with their manager leading to development, exposure to new experiences, and real-time learnings.

We provide a series of global employee learning sessions to support our employees' ability to effectively engage with their manager. We have expanded our development focus by investing in building management capabilities. Our employees’ have easy access to resources to empower their success via our newly introduced internal website.

Compensation and Benefits

Our talent strategy is integral to our business success and we design competitive and innovative compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, flexible work schedules, an extensive mental health program and fitness center. We recently added access to financial planning and education for all levels of the organization. In addition to our broad-based equity award programs, we have used targeted equity-based grants to facilitate retention of critical talent with specialized skills and experience.

Building Connections - With Each Other and our Communities

Building connections between our employees and community is key to achieving our mission. Employee engagement is enhanced through connections, learnings and the pride of giving back. Our Connected Employee Series offers cross-functional learnings to all employees and our Employee Community Series introduces influential community leaders to our increasing role in the broader community and world.

We have actively played an impactful role in the community. In support of frontline hospital and healthcare workers, we launched our Inaugural Bloom Energy “Stars & Strides” community run/walk fundraiser where employees and families were encouraged to participate, and co-sponsoring mobile vaccinations in underserved communities. Employees are encouraged to participate in local volunteer activities.

Health, Safety and Wellness

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide and encourage proactive protection and to support their financial, physical and mental well-being by providing tools and resources accessible at or outside of work.

In response to the COVID-19 pandemic, in 2020 and again in 2021, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included having some of our employees work from home, while implementing additional safety measures for the 40% of our employees continuing critical on-site work in our manufacturing, installation and service organizations. For these populations, we have developed a robust program of on-site testing. Starting during the summer of 2021, we reopened our offices, with testing and vaccination requirements, but we continue to remain flexible and attentive to our employees concerns and safety.
Community Investment in 2021
The health and well-being of our people, communities and planet are paramount. Early in the COVID-19 pandemic, we were deemed an essential business. In collaboration with the University of Illinois and El Camino Health, we launched the University of Illinois’ Shield T3 COVID testing system and hosted a mobile laboratory at our facility in Sunnyvale. We have been powering and hosting the mobile lab to provide rapid testing for Bay Area organizations and schools.
Throughout the COVID-19 pandemic, our Energy Servers have been delivering power to facilities around the globe that are providing essential services. We have deployed more than 20,000 fuel cell modules since our first commercial shipments in 2009, sending power to hospitals, healthcare manufacturing facilities, biotechnology facilities, grocery stores, hardware stores, banks, telecom facilities and other critical infrastructure applications.
Our employees are mission-driven and passionately invest their time in support of our local communities. Our inaugural Bloom Energy Stars and Strides charity race in San Jose helped raise money for the Valley Medical Center Foundation in August 2021. In addition, our employees have helped tackle food insecurity by boxing 9,000 pounds of produce to feed 360 families in the Bay Area, mentored University of Delaware students to help them complete their senior design program, and organized holiday toy drives with Toys for Tots.
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
ITEM 1A - RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the material risks and uncertainties described below that make an investment in us speculative or risky, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you decide to purchase our securities. A manifestation of any of the following risks could, in circumstances we may or may not be able to accurately predict, render us unable to conduct our business as currently planned and materially and adversely affect our reputation, business, prospects, growth, financial condition, cash flows, liquidity and operating results. In addition, the occurrence of one or more of these risks may cause the market price of our Class A common stock to decline, and you could lose all or part of your investment. It is not possible to predict or identify all such risks and uncertainties, as our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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
•With respect to our products that run, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
Risks Related to Our Intellectual Property
•Our failure to effectively protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
•Our patent applications may not result in issued patents, and our issued patents may not provide adequate protection, either of which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
•We may need to defend ourselves against claims that we infringed, misappropriated, or otherwise violated the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.
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
•Data security breaches and cyberattacks could compromise our intellectual property or other confidential information and cause significant damage to our business and reputation.
•If we are unable to attract and retain key employees and hire qualified management, technical, engineering, finance and sales personnel, our ability to compete and successfully grow our business could be harmed.
Risks Related to Ownership of Our Common Stock
•The stock price of our Class A common stock has been and may continue to be volatile.
•We may issue additional shares of our Class A common stock in connection with any future conversion of the Green Notes (as defined herein) or in connection with our transaction with SK ecoplant, which may dilute our existing stockholders and potentially adversely affect the market price of our Class A common stock.
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
The distributed generation industry is still an emerging market in an otherwise mature and heavily regulated industry, and we cannot be sure that potential customers will accept distributed generation broadly, or our Energy Server products specifically. Enterprises may be unwilling to adopt our solution over traditional or competing power sources for any number of reasons, including the perception that our technology or our company is unproven, lack of confidence in our business model, the perceived unavailability of back-up service providers to operate and maintain the Energy Servers, and lack of awareness of our product or their perception of regulatory or political headwinds. Because distributed generation is an emerging industry, broad acceptance of our products and services is subject to a high level of uncertainty and risk. If the market for our products and services does not continue to develop as we anticipate, our business will be harmed. As a result, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or if we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected.
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
Our Energy Servers have significant upfront costs. In order to expand our offerings to customers who lack the financial capability to purchase our Energy Servers directly and/or who prefer to lease the product or contract for our services on a pay-as-you-go model, we subsequently developed various financing options that enabled customers use of the Energy Servers without a direct purchase through third-party ownership financing arrangements. For an overview of these different financing arrangements, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Purchase and Financing Options. If in any given quarter we are not able to secure funding in a timely fashion, our results of operations and financial condition will be negatively impacted. We continue to innovate our customer contracts to attempt to attract new customers and these may have different terms and financing conditions from prior transactions.
We rely on and need to grow committed financing capacity with existing partners or attract additional partners to support our growth, finance new projects and new types of product offerings, including fuel cells for the hydrogen market. In addition, at any point in time, our ability to deploy our backlog is contingent on securing available financing. Our ability to attract third-party financing depends on many factors that are outside of our control, including an investors' ability to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, our perceived creditworthiness and the condition of credit markets generally. Our financing of customer purchases of our Energy Servers is subject to conditions such as the customer’s credit quality and the expected minimum internal rate of return on the customer engagement, and if these conditions are not satisfied, we may be unable to finance purchases of our Energy Servers, which would have an adverse effect on our revenue in a particular period. If we are unable to help our customers arrange financing for our Energy Servers generally, our business will be harmed. Additionally, the Managed Services Financing option, as with all leases, is also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the Energy Servers or our performance of our obligations under the customer agreement. To the extent we are unable to arrange future financings for any of our current projects, our business would be negatively impacted.
Further, our sales process for transactions, which require financing, require that we make certain assumptions regarding the cost of financing capital. Actual financing costs may vary from our estimates due to factors outside of our control, including changes in customer creditworthiness, macroeconomic factors, the returns offered by other investment opportunities available to our financing partners, and other factors. If the cost of financing ultimately exceeds our estimates, we may be unable to proceed with some or all of the impacted projects or our revenue from such projects may be less than our estimates.
The economic benefits of our Energy Servers to our customers depend on the cost of electricity available from alternative sources, including local electric utility companies, and such cost structure is subject to change.
We believe that a customer’s decision to purchase our Energy Servers is significantly influenced by its price, the price predictability of electricity generated by our Energy Servers in comparison to the retail price, and the future price outlook of electricity from the local utility grid and other energy sources. These prices are subject to change and may affect the relative benefits of our Energy Servers. Factors that could influence these prices and are beyond our control include the impact of energy conservation initiatives that reduce electricity consumption; construction of additional power generation plants (including nuclear, coal or natural gas); technological developments by others in the electric power industry; the imposition of “departing load,” “standby,” power factor charges, greenhouse gas emissions charges, or other charges by local electric utility or regulatory authorities; and changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed or incentives granted by such utilities on customers. In addition, even with available subsidies for our products, the current low cost of grid electricity in some states in the United States and some foreign countries does not render our product economically attractive.
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
We must continue to reduce the manufacturing costs for our Energy Servers to expand our market. Additionally, certain of our existing service contracts were entered into based on projections regarding service costs reductions that assume continued advances in our manufacturing and services processes that we may be unable to realize. Future increases to the cost of components and raw materials would offset our efforts to reduce our manufacturing and services costs. For example, during the second half of 2021, we experienced price increases in raw materials, which are used in our components and subassemblies for our Energy Servers. Any increases in the costs of components, raw materials and/or labor, whether as a result of supply chain pressures, inflation or rising interest rates, could slow our growth and cause our financial results and operational metrics to suffer.
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
We rely on interconnection requirements and export tariff arrangements that are subject to change.

Because our Energy Servers are designed to operate at a constant output 24x7, while our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity must generally be exported to the local electric utility. Export of customer-generated power is generally provided for in the United States under federal, state or local laws and regulations. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “fuel cell net metering” (which often differs from solar net metering) or other customer generation programs. Utility tariffs and fees, interconnection agreements and fuel cell net metering requirements are subject to changes in availability and terms, and some jurisdictions do not allow interconnections or export at all. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the applicable net metering requirements or interconnection agreements in the jurisdictions in which we operate or in which we anticipate expanding into in the future could adversely affect the demand for our Energy Servers. For example, in California, the fuel cell net metering tariff currently expires in 2023. We cannot predict the outcome of regulatory proceedings addressing tariffs that would include customers utilizing fuel cells. If there is not an economical tariff for customers utilizing fuel cells in a given jurisdiction, it may limit or end our ability to sell and install our Energy Servers in that jurisdiction. Further, permitting and other requirements applicable to electric and gas interconnections are subject to change. For example, some jurisdictions are limiting new gas interconnections, although others are allowing new gas interconnections for non-combustion resources like our Energy Servers. In addition, the rules and regulations regarding the production, transportation and storage of hydrogen, including with respect to safety, environmental and market regulations and policies, are in flux and may limit the market for our products that operate with hydrogen.
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
In any particular period, a substantial amount of our total revenue has and could continue to come from a relatively small number of customers. As an example, in the year ended December 31, 2021, two customers accounted for approximately 43% and 11% of our total revenue. The loss of any large customer order or any delays in installations of new Energy Servers with any large customer would materially and adversely affect our business results.
Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify partners to assist in such development or expansion, and our products may not be successful if we are unable to maintain alignment with evolving industry standards and requirements.

We continue to develop new products for new markets and, as we move into those markets, we may need to identify new business partners and suppliers in order to facilitate such development and expansion, such as our entry into the hydrogen market or the development of the Bloom Electrolyzer. Identifying such partners and suppliers is a lengthy process and is subject to significant risks and uncertainties, such as an inability to negotiate mutually-acceptable terms for the partnership. In addition, there could be delays in the design, manufacture and installation of new products and we may not be timely in the development of new products, limiting our ability to expand our business and harming our financial condition and results of operations.
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
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. The precautions that we have implemented in our operations may not be sufficient to prevent exposure to COVID-19. While we do maintain protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning, masking if required by the local authorities as well as providing testing for all employees, there is no guarantee that these measures will prevent an outbreak.
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
During the COVID-19 pandemic, we have experienced delays from certain vendors and suppliers, which, in turn, could cause delays in the manufacturing and installation of our Energy Servers and adversely impact our cash flows and results of operations including revenue. Alternative or replacement suppliers may not be available and ongoing delays could affect our business and growth. In addition, new and potentially more contagious variants of the COVID-19 virus may develop, which can lead to future disruptions in the availability or price of these or other parts, and we cannot guarantee that we will succeed in finding alternate suppliers that are able to meet our needs. In addition, international air and sea logistics systems have been heavily impacted by the COVID-19 pandemic. Actions by government agencies may further restrict the operations of freight carriers and the operation of ports, which would negatively impact our ability to receive the parts and supplies we need to manufacture our Energy Servers or to deliver them to our customers.
Our installation operations have also been impacted by the COVID-19 pandemic. For example, our installation projects have experienced delays relating to, among other things, shortages in available labor for design, installation and other work; the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions; the decreased productivity of our general contractors, their sub-contractors, medium-voltage electrical gear suppliers, and the wide range of engineering and construction related specialist suppliers on whom we rely for successful and timely installations; the stoppage of work by gas and electric utilities on which we are critically dependent for hook-ups; and the unavailability of necessary civil and utility inspections as well as the review of our permit submissions and issuance of permits by multiple authorities that have jurisdiction over our activities.
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
As to maintenance operations, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future.

We continue to remain in close communication with our manufacturing facilities, employees, customers, suppliers and partners, but there is no guarantee we will be able to mitigate the impact of this ongoing situation.
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
Field conditions, such as the quality of the natural gas supply and utility processes, which vary by region and may be subject to seasonal fluctuations or environmental factors such as smoke from wild fires, have affected the performance of our Energy Servers and are not always possible to predict until the Energy Server is in operation. As we move into new geographies and deploy new service configurations, we may encounter new and unanticipated field conditions (including as a result of climate change). Adverse impacts on performance may require us to incur significant service and re-engineering costs or divert the attention of our engineering personnel from product development efforts. Furthermore, we may be unable to adequately address the impacts of factors outside of our control in a manner satisfactory to our customers. Any of these circumstances could significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
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
Recently, due to increased demand across a range of industries, the global supply chain for certain raw materials and components, including semiconductor components and specialty metals, has experienced significant strain. The COVID-19 pandemic has also contributed to and exacerbated this strain. There can be no assurance that the impacts of the pandemic on the supply chain will not continue, or worsen, in the future. Significant delays and shortages could prevent us from delivering our Energy Servers to our customers within required time frames and cause order cancellations, which would adversely impact our cash flows and results of operations.
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
The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our Energy Servers or increase their costs or service costs of our existing portfolio of Energy Servers under O&M Agreements. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our Energy Servers to our customers within required time frames, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet those quality standards could cause delays in the delivery of our products, unanticipated servicing costs, and damage to our reputation.
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

We manufacture our Energy Servers in a limited number of manufacturing facilities, any of which could become unavailable either temporarily or permanently for any number of reasons, including equipment failure, material supply, public health emergencies or catastrophic weather, including extreme weather events or flooding resulting from the effects of climate change, or geologic events. For example, our headquarters and several of our manufacturing facilities are located in the San Francisco Bay Area, an area that is susceptible to earthquakes, floods and other natural disasters. The occurrence of a natural disaster such as an earthquake, drought, extreme heat, flood, fire, localized extended outages of critical utilities (such as California's public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities, our manufacturing equipment, or our inventory, and cause us to incur significant costs, any of which could harm our business, our financial condition and our results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.
Risks Related to Government Incentive Programs
Our business currently benefits from the availability of rebates, tax credits and other financial programs and incentives, and the reduction, modification, or elimination of such benefits could cause our revenue to decline and harm our financial results.
The U.S. federal government and some state and local governments provide incentives to current and future end users and purchasers of our Energy Servers in the form of rebates, tax credits and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. In addition, some countries outside the United States also provide incentives to current and future end users and purchasers of our Energy Servers. We currently have operations and sell our products in Japan, India and the Republic of Korea (collectively, our "Asia Pacific region"), where in some locations such as the Republic of Korea, Renewables Portfolio Standard ("RP Standards") or Clean Energy Standards ("CE Standards") are in place to promote the adoption of renewable, low- or zero-carbon power generation, including, in some circumstances, fuel cells. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states including the states of California, Connecticut, Massachusetts, New Jersey and New York. Some states have utility procurement programs and/or RP Standards or CE Standards for which our technologies are eligible. Our Energy Servers are currently installed in eleven U.S. states, each of which may have its own enabling policy framework. We utilize governmental rebates, tax credits, and other financial incentives to lower the effective price of our products to our customers in the United States and the Asia Pacific region. Financiers and Equity Investors may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers. However, these incentives and procurement programs or obligations may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
For example, the Korean RP Standards are scheduled to be replaced in 2022 with the Hydrogen Portfolio Standard (“HPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the HPS to require 100% hydrogen as a feedstock for fuel cell projects. The Ministry of Trade, Industry, and Economy is running a stakeholder process, which will determine the specifics of the HPS incentive mechanism. For the years ended December 31, 2021 and 2020, our revenue in the Republic of Korea accounted for 38% and 34% of our total revenue, respectively. Therefore, if sales of our Energy Servers to this market decline in the future, this may have a material adverse effect on our financial condition and results of operations.

As another example, in the United States, commercial purchasers of fuel cells are eligible to claim the federal bonus depreciation benefit. Unless legislation extends the bonus depreciation deadlines, under current rules it will be phased down beginning in 2023, and will expire at the end of 2026. Similarly, commercial fuel cell purchasers can claim the ITC. While legislation under active consideration would extend the ITC for up to five years, under current law the ITC will end on December 31, 2023.
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
As another example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. FC NEM tariffs will be available for new California installations until December 31, 2023. However, to remain eligible for those FC NEM tariffs, at least some installations currently on those tariffs are likely to be required to meet greenhouse gas emissions standards. We are working through the appropriate regulatory channels to establish alternative tariffs for California customers utilizing fuel cells. If our customers are unable to interconnect under FC NEM tariffs or suitable alternatives, interconnection and tariff costs may increase and such an increase may negatively impact demand for our products. Additionally, the uncertainty regarding requirements for service under any of these tariffs could negatively impact the perceived value of or risks associated with our products, which could also negatively impact demand.
Changes in the availability of rebates, tax credits and other financial programs and incentives could reduce demand for our Energy Servers or future products, impair sales financing, and adversely impact our business results. The continuation of these programs and incentives depends upon political support which to date has been bipartisan and durable.

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
Risks Related to Legal Matters and Regulations
We are subject to various national, state and local laws and regulations that could impose substantial costs upon us and cause delays in the delivery and installation of our Energy Servers or future products.

The construction, installation, and operation of our Energy Servers or future products at a particular site is also generally subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building codes, safety, environmental and climate protection, and related matters, as well as national, regional and/or local energy market rules, regulations and tariffs, and typically require various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. These laws and regulations can affect the markets for our products and the costs and time required for their installation, and may give rise to liability for administrative oversight costs, compliance costs, clean-up costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with the various laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages.
It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations, to design our Energy Servers to comply with these varying standards, and to obtain all applicable approvals and permits. We cannot predict whether or when all approvals or permits required for a given project will be granted or whether the conditions associated with the approvals or permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the approval or permitting process will be lengthened due to complexities and appeals. Delay in the review and approval or permitting process for a project can impair or delay our and our customers’ abilities to develop that project or may increase the cost so substantially that the project is no longer attractive to us or our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our Energy Servers and could therefore adversely affect the timing of the recognition of revenue related to the installation, which could harm our operating results in a particular period. Additionally, in many cases we contractually commit to performing all necessary installation work on a fixed-price basis, and unanticipated costs associated with approval, permitting and/or compliance expenses may cause the cost of performing such work to exceed our revenue. The costs of complying with all the various laws, regulations and customer requirements, and any claims concerning non-compliance, could have a material adverse effect on our financial condition or our operating results.
The installation and operation of our Energy Servers are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to our Energy Servers, especially as these regulations evolve over time.
We are committed to compliance with applicable environmental laws and regulations including health and safety standards, and we continuously review the operation of our Energy Servers for health, safety, and environmental compliance. Our Energy Servers, like other fuel cell technology-based products of which we are aware, produce small amounts of hazardous wastes and air pollutants, and we seek to address these in accordance with applicable regulatory standards. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and clean-up of contaminated soil and ground water, impacts to human health and damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our Energy Servers have high sustainability standards, and any environmental non-compliance by us could harm our reputation and impact a current or potential customer’s buying decision.
Maintaining environmental compliance can be challenging given the changing patchwork of environmental laws and regulations that prevail at the federal, state, regional, and local level. Most existing environmental laws and regulations preceded the introduction of our innovative fuel cell technology and were adopted to apply to technologies existing at the time (i.e., large coal, oil, or gas-fired power plants). Guidance from these agencies on how certain environmental laws and regulations may or may not be applied to our technology can be inconsistent.
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
Some states in which we operate, including New York, New Jersey and North Carolina, have specific permitting or environmental exemptions for fuel cells. Other states in which we currently operate, including California, have emissions-based requirements, most of which require permits or other notifications for quantities of emissions that are higher than those observed from our Energy Servers. For example, the Bay Area Air Quality Management District in California has an air permit and risk assessment exemption for emissions of chromium in the hexavalent form (“CR+6”) that are less than 0.00051 lbs/year. Emissions above this level may trigger the need for a permit. Also, California's Proposition 65 requires notification of the presence of CR+6 unless public exposure is below 0.001 µg/day, the level determined to represent no significant health risk. Since the California standards are more stringent than those in any other state or foreign location in which we have installed Energy Servers to date, we are focused on California's standards. If stricter standards are adopted in other states or jurisdictions or our servers can’t meet applicable standards, it could impact our ability to obtain regulatory approval and/or could result in us not being able to operate in a particular local jurisdiction.
These examples illustrate that our technology is moving faster than the regulatory process in many instances and that there are inconsistencies between how we are regulated in different jurisdictions. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the installation of Energy Servers or future products, could result in penalties, could require modification or replacement or could trigger claims of performance warranties and defaults under customer contracts that could require us to repurchase equipment, any of which could adversely affect our business, our financial performance, and our reputation. In addition, new energy or environmental laws or regulations or new interpretations of existing laws or regulations could present marketing, political or regulatory challenges and could require us to upgrade or retrofit existing equipment, which could result in materially increased capital and operating expenses.
With respect to our products that run, in part, on fossil fuel, we may be subject to a heightened risk of regulation, to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.

The current generation of our Energy Servers that run on natural gas produces nearly 23% fewer carbon emissions than the average U.S. marginal power generation sources that our projects displace. However, the operation of our current Energy

Servers does produce carbon dioxide ("CO2"), which contributes to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely. Changes (or a lack of change to sufficiently recognize both the risks of climate change and the benefit of our technology as one means to maintain reliable and resilient electric service with a lower greenhouse gas emission profile) in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it more difficult or more costly for us or our customers to install and operate our Energy Servers on particular sites, thereby negatively affecting our ability to deliver cost savings to customers. Certain municipalities have banned or are considering banning new interconnections with gas utilities, while others have adopted bans that allow new interconnections for non-combustion resources, such as our Energy Servers. Some local municipalities have also banned or are considering banning the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our natural gas-fueled Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
Existing regulations and changes to such regulations impacting the electric power industry may create technical, regulatory, and economic barriers, which could significantly reduce demand for our Energy Servers or affect the financial performance of current sites.
The market for electricity generation products is heavily influenced by U.S. federal, state, local, and foreign government laws, regulations and policies as well as by tariffs, internal policies and practices of electric utility providers. These regulations, tariffs and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. These regulations, tariffs and policies are often modified and could continue to change, which could result in a significant reduction in demand for our Energy Servers. For example, utility companies commonly charge fees to industrial customers for disconnecting from the electric grid. These fees could change, thereby increasing the cost to our customers of using our Energy Servers and making them less economically attractive.
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

Although we generally are not regulated as a utility, federal, state and local government statutes and regulations concerning electricity and natural gas, as well as organized market rules such as the PJM tariffs affecting the Delaware Project, heavily influence the market for our product and services. These statutes, regulations, tariffs and market rules often relate to electricity and natural gas pricing, fuel cell net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the United States, governments and market operators frequently modify these statutes, regulations, tariffs and market rules. Governments, often acting through state utility or public service commissions, as well as market operators, change, adopt or approve different utility requirements and rates for commercial and industrial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, tariffs ordinances, or other rules that apply to our installations and new technology could make it more costly for us or our customers to install and operate our Energy Servers or future products on particular sites and, in turn, could negatively affect our ability to deliver cost savings to customers.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may in the future become subject to product liability claims. Our Energy Servers are considered high energy systems because they use flammable fuels and may operate at 480 volts. High-voltage electricity poses potential shock hazards, and natural gas and hydrogen are flammable gases and therefore a potentially dangerous fuel. Although our Energy Servers are certified to meet ANSI, IEEE, ASME, and NFPA design and safety standards, if our equipment is not properly handled in accordance with our servicing and handling standards and protocols, there could be a system failure and resulting liability. These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about us and could materially impede widespread market acceptance and demand for our Energy Servers or future products, which could harm our brand, our business prospects, and our operating results. Our product liability insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage or outside of our coverage may have a material adverse effect on our business and our financial condition.
Current or future litigation or administrative proceedings could have a material adverse effect on our business, our financial condition and our results of operations.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. Purchases of our products have also been the subject of litigation. For information regarding pending legal proceedings, please see Part I, Item 3, Legal Proceedings and Note 13 - Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data. In addition, since our Energy Server and Electrolyzer are new types of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations, or in some cases the development of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
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
Risks Related to Our Intellectual Property
Our failure to effectively protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
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
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than the United States.
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2021, we had an accumulated deficit of $3.3 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth, as well as internationally. We may continue to incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
•introducing new products, including products for the hydrogen market;
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
•disruptions in our supply chain;
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

•the timing and level of additional purchases by new and existing customers;
•the timing of the development of the market for hydrogen fuel cell products, including our Bloom Electrolyzer;
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
Our current growth and future growth plans may make it difficult for us to efficiently operate our business, challenging us to effectively manage our capital expenditures and control our costs while we expand our operations to increase our revenue. If we experience a significant growth in orders without improvements in automation and efficiency, we may need additional manufacturing capacity and we and some of our suppliers may need additional and capital-intensive equipment. Any growth in manufacturing must include a scaling of quality control as the increase in production increases the possible impact of manufacturing defects. In addition, any growth in the volume of sales of our Energy Servers may outpace our ability to engage sufficient and experienced personnel to manage the higher number of installations and to engage contractors to complete installations on a timely basis and in accordance with our expectations and standards. Any failure to manage our growth effectively could materially and adversely affect our business, our prospects, our operating results, and our financial condition. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully.
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
We may be limited in the portion of net operating loss carryforwards ("NOLs") that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Our NOLs will expire, if unused, beginning in 2022 through 2028. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Changes in our stock ownership as well as other changes that may be outside of our control could result in ownership changes under Section 382 of the Code, which could cause our NOLs to be subject to certain limitations. Our NOLs may also be impaired under similar provisions of state law. Our deferred tax assets, which are currently fully reserved with a valuation allowance, may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
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
As of December 31, 2021, we and our subsidiaries had approximately $526.7 million of total consolidated indebtedness, of which an aggregate of $291.8 million represented indebtedness that is recourse to us, all of which is classified as non-current. Of this $291.8 million in debt, $69.0 million represented debt under our 10.25% Senior Secured Notes due March 2027, and $222.9 million represented debt under the $230.0 million aggregate principal amount of our 2.50% Green Convertible Senior Notes due August 2025 (the "Green Notes"). In addition, our PPA Entities’ (defined herein) outstanding indebtedness of $234.9 million represented indebtedness that is non-recourse to us. For a description and definition of PPA Entities, please see Part II, Item 7, Management’s Discussion and Analysis – Purchase and Financing Options – Portfolio Financings. As of December 31, 2021, we had $25.8 million in short-term debt and $500.9 million in long-term debt. Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control.

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
•reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
•place us at a competitive disadvantage to competitors that have relatively less debt than we have.
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
•potential changes to our established business model, including installation challenges that we may have not encountered before;
•cost of alternative power sources, which could be meaningfully lower outside the United States;
•availability and cost of natural gas;
•effects of adverse changes in currency exchange rates and rising interest rates;
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
•natural disasters (including as a result of climate change), acts of war or terrorism, and public health emergencies, including the COVID-19 pandemic; and

•adverse social, political and economic conditions.

We utilize a sourcing strategy that emphasizes global procurement of materials that has direct or indirect dependencies upon a number of vendors with operations in the Asia Pacific region. Physical, regulatory, technological, market, reputational, and legal risks related to climate change in these regions and globally are increasing in impact and diversity and the magnitude of any short-term or long-term adverse impact on our business or results of operations remains unknown. The physical impacts of climate change, including as a result of certain types of natural disasters occurring more frequently or with more intensity or changing weather patterns, could disrupt our supply chain, result in damage to or closures of our facilities, and could otherwise have an adverse impact on our business, operating results and financial condition. In addition, the outbreak of hostilities in Ukraine could result in increased sanctions that may affect the price of raw materials used in our products, which could have an adverse impact on our operating results.

Our international operations are subject to complex foreign and U.S. laws and regulations, including anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the GDPR, and environmental regulations, among others. In particular, recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, and we currently operate and seek to operate in many parts of the world that are recognized as having greater potential for corruption. Violations of any of these laws and regulations could result in fines and penalties, criminal sanctions against us or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in certain geographies, and significant harm to our business reputation. Our policies and procedures to promote compliance with these laws and regulations and to mitigate these risks may not protect us from all acts committed by our employees or third-party vendors, including contractors, agents and services partners. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business.

The success of our international sales and operations will depend, in large part, on our ability to anticipate and manage these risks effectively. Our failure to manage any of these risks could harm our international operations, reduce our international sales, and could give rise to liabilities, costs or other business difficulties that could adversely affect our operations and financial results.
We may have conflicts of interest with our PPA Entities.
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an O&M agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, a PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of December 31, 2021, conflicts of interest may arise in the future that cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.

Data security breaches and cyberattacks could compromise our intellectual property or other confidential information and cause significant damage to our business and reputation.

We maintain information that is confidential, proprietary or otherwise sensitive in nature on our information technology systems, and on the systems of our third-party providers. This information includes intellectual property, financial information and other confidential information related to us and our employees, prospects, customers, suppliers and other business partners. For example, our Energy Servers are connected to and controlled and monitored by our centralized remote monitoring service, and we rely on our internal software applications for many of the functions we use to operate our business generally. Cyberattacks are increasing in frequency and evolving in nature. We and our third-party providers are at risk of attack through use of increasingly sophisticated methods, including malware, phishing and the deployment of artificial intelligence to find and exploit vulnerabilities.

Our information technology systems, and those maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access, disable, destroy, maliciously control or cause other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage they caused. While these types of incidents have not had a material effect on our business to date, future incidents involving access to our network or improper use of our systems, or those of our third-parties, could compromise confidential, proprietary or otherwise sensitive information.

While we maintain reasonable and appropriate administrative, technical, and physical safeguards and take preventive and proactive measures to combat known and unknown cybersecurity risks, there is no assurance that such actions will be sufficient to prevent future security breaches and cyberattacks. The security of our infrastructure, including the network that connects our Energy Servers to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyberattacks that could have a material adverse impact on our business and our Energy Servers in the field, and the protective measures we have taken may be insufficient to prevent such events. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyberattacks, including but not limited to ransomware attacks, phishing or denial-of-service attacks, negligence, or other reasons, whether as a result of actions by third-parties or our employees, could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our Energy Servers and could result in disruption to our business and potentially legal liability.

In addition, security breaches and cyberattacks could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action and increased remediation costs, any of which could adversely impact our business, our financial condition, and our operating results. Although we maintain insurance coverage that may cover certain liabilities in connection with some security breaches and cyberattacks, we cannot be certain it will be adequate for liabilities actually incurred or that any insurer will not deny coverage of future claims.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering, finance and sales personnel, our ability to compete and successfully grow our business could be harmed.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, finance and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Dr. Sridhar, our Founder, President, Chief Executive Officer and Director, and other certain key employees. None of our key employees is bound by an employment agreement for any specific term and we cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. In addition, many of the accounting rules related to our financing transactions are complex and require experienced and highly skilled personnel to review and interpret the proper accounting treatment with respect these transactions, and if we are unable to recruit and retain personnel with the required level of expertise to evaluate and accurately classify our revenue-producing transactions, our ability to accurately report our financial results may be harmed. There is increasing competition for talented individuals in our industry, and competition for qualified personnel is especially intense in the San Francisco Bay Area where our principal offices are located. Our failure to attract and retain our executive officers and other key management, technical, engineering and sales personnel, could adversely impact our business, our financial condition and our operating results.
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
•changing market and economic conditions, including rising interest rates and inflationary pressures, such as those pressures the market is currently experiencing, which could make our products more expensive or could increase our costs for materials, supplies, and labor;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•the issuance of negative reports from short sellers;
•recruitment or departure of key personnel;

•new laws, regulations, subsidies or credits, or new interpretations of them, applicable to our business;
•negative publicity related to problems in our manufacturing or the real or perceived quality of our products;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships or capital commitments;
•lawsuits threatened or filed against us; and
•other events or factors including those resulting from war, natural disasters (including as result of climate change), incidents of terrorism or responses to these events.
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
We may issue additional shares of our Class A common stock in connection with any future conversion of the Green Notes or in connection with our transaction with SK ecoplant, which may dilute our existing stockholders and potentially adversely affect the market price of our Class A common stock.
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
In addition, we entered into a Securities Purchase Agreement (the “SPA”) with SK ecoplant in October 2021 that allows SK ecoplant to purchase additional shares of Class A common stock. For additional details on this transaction, see Note 18 - SK ecoplant Strategic Investment. The exercise of this option to purchase additional shares may dilute our existing stockholders and potentially adversely affect the market price of our Class A common stock.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, and after giving effect to the voting agreements between KR Sridhar, our Chairman and Chief Executive Officer, and certain holders of Class B common stock, our directors, executive officers, significant stockholders of our common stock, and their respective affiliates collectively held approximately 45% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to have the ability to significantly influence the vote on all matters submitted to our stockholders for approval until the earliest to occur of (i) immediately prior to the close of business on July 27, 2023, (ii) immediately prior to the close of business on the date on which the outstanding shares of Class B common stock represent less than five percent (5%) of the aggregate number of shares of Class A common stock and Class B common stock then outstanding, (iii) the date and time or the occurrence of an event specified in a written conversion election delivered by KR Sridhar to our Secretary or Chairman of the Board to so convert all shares of Class B common stock, or (iv) immediately following the date of the death of KR Sridhar. This concentrated control limits or precludes Class A stockholders’ ability to influence corporate matters while the dual class structure remains in effect, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A stockholders may feel are in their best interest as one of our stockholders.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.
ITEM 2 - PROPERTIES
The table below presents details for our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term

Corporate headquarters[1]	San Jose, CA	183,000	Leased	2031
Manufacturing, research and development	Sunnyvale, CA	193,000	Leased	*
Manufacturing, research and development	Mountain View, CA	53,000	Leased	2022
Manufacturing, research and development	Fremont, CA	254,000	Leased	**
Manufacturing	Newark, DE	191,000	Leased	***
Manufacturing[2]	Newark, DE	76,000	Owned	n/a
* Lease terms expire over the period December 2021 through December 2023.
** Lease terms expire in December 2027 and February 2036.
*** Lease terms expire in February 2026 and April 2027.
1 Our corporate headquarters is used for administration, research and development, and sales and marketing.
2 Our first purpose-built Bloom Energy manufacturing center for the fuel cells and Energy Servers assembly, and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently.
We lease additional office space as field offices in the United States and office and manufacturing space around the world including in China, India, the Republic of Korea, Taiwan and the United Arab Emirates. To support our growth expectations, we have invested in additional manufacturing capacity at a new facility in Fremont, California. This facility will help us address current capacity constraints and provide for additional capacity necessary for future growth.

ITEM 3 - LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of legal proceedings, see Note 13 - Commitments and Contingencies in Part II, Item 8, Financial Statements and Supplementary Data. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on The New York Stock Exchange ("NYSE") under the symbol “BE." There is no public trading market for our Class B common stock. On February 15, 2022, there were 451 registered holders of record of our Class A common stock, 210 registered holders of record of our Class B common stock and one registered holder of record of Series A Preferred Stock.
We have not declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return since our initial public offering provided stockholders on our common stock relative to the cumulative total returns of the NYSE Composite Index and the Nasdaq Clean Edge Green Energy Total Return Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on July 25, 2018 (the date our Class A common stock began trading on the NYSE) and its relative performance is tracked through December 31, 2021.
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

COMPARISON OF CUMULATIVE TOTAL RETURN

Bloom Energy Corporation
NYSE Composite Index
NASDAQ Clean Edge Green Energy Total Return Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
07/25/18
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021

ASSUMES $100 INVESTED ON JUL. 25, 2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2021

(in cumulative $)	July 25, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Bloom Energy Corporation	$100.00	$136.32	$39.92	$51.68	$49.08	$13.00	$29.88	$20.92	$43.52	$71.88	$114.64	$108.20	$107.48	$74.88	$87.72
NYSE Composite Index	$100.00	$101.64	$88.91	$99.90	$103.40	$103.70	$111.59	$83.19	$96.68	$103.84	$119.39	$129.00	$137.52	$134.88	$144.07
NASDAQ Clean Edge Green Energy Total Return Index	$100.00	$98.59	$88.81	$101.33	$107.02	$108.65	$126.69	$102.62	$151.76	$227.03	$360.87	$352.89	$356.75	$323.02	$351.33

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Overview
Description of Bloom Energy
Our mission is to make clean, reliable energy affordable for everyone in the world. We created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that empowers businesses, essential services, critical infrastructure and communities to responsibly take charge of their energy.
Our technology, invented in the United States, is one of the most advanced electricity and hydrogen producing technologies on the market today. Our fuel-flexible Bloom Energy Servers can use biogas, hydrogen, natural gas, or a blend of fuels to create resilient, sustainable and cost-predictable power at significantly higher efficiencies than traditional, combustion-based resources. In addition, our same solid oxide platform that powers our fuel cells can be used to create hydrogen, which is increasingly recognized as a critically important tool necessary for the full decarbonization of the energy economy. Our enterprise customers include some of the largest multinational corporations in the world. We also have strong relationships with some of the largest utility companies in the United States and the Republic of Korea.
At Bloom Energy, we look forward to a net-zero future. Our technology is designed to help enable this future in order to deliver reliable, low-carbon, electricity in a world facing unacceptable levels of power disruptions. Our resilient platform has kept electricity available for our customers through hurricanes, earthquakes, typhoons, forest fires, extreme heat and grid failures. Unlike traditional combustion power generation, our platform is community-friendly and designed to significantly reduce emissions of criteria air pollutants. We have made tremendous progress making renewable fuel production a reality through our biogas, hydrogen and electrolyzer programs, and we believe that we are well-positioned as a core platform and fixture in the new energy paradigm to help organizations and communities achieve their net-zero objectives.
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
Our typical target commercial or industrial customer has historically been either an investment-grade entity or a customer with investment-grade attributes such as size, assets and revenue, liquidity, geographically diverse operations and general financial stability. We have also expanded our product and financing options to the below-investment-grade customers and have also expanded internationally to target customers with deployments on a wholesale grid. Given that our customers are typically large institutions with multi-level decision making processes, we generally experience a lengthy sales process.
Strategic Investment
On October 23, 2021, we entered into the SPA with SK ecoplant in connection with a strategic partnership. Pursuant to the SPA, on December 29, 2021, we sold to SK ecoplant 10 million shares of zero coupon, non-voting redeemable convertible Series A preferred stock in us, par value $0.0001 per share ("RCPS"), at a purchase price of $25.50 per share for an aggregate purchase price of $255 million (the "Initial Investment").
Simultaneous with the execution of the SPA, we and SK ecoplant executed an amendment to the Joint Venture Agreement ("JVA"), an amendment and restatement to our Preferred Distribution Agreement ("PDA Restatement") and a new Commercial Cooperation Agreement regarding initiatives pertaining to the hydrogen market and general market expansion for the Bloom Energy Server and Bloom Energy Electrolyzer. For additional details about the transaction with SK ecoplant, please see Note 18 - SK ecoplant Strategic Investment, and for more information about our joint venture with SK ecoplant, please see Note 12 - Related Party Transactions in Part II, Item 8, Financial Statements and Supplementary Data.
COVID-19 Pandemic
General
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic, including the Omicron variant. As a technology company that supplies resilient, reliable and clean energy, we have been able to conduct the majority of operations as an “essential business” in California and Delaware, where we manufacture and perform many of our

R&D activities, as well as in other states and countries where we are installing or maintaining our Energy Servers. Many of our employees continue to work from home as a result of the spread of the Omicron variant unless they are directly supporting essential manufacturing production operations, installation work, and service and maintenance activities as well as some R&D and general administrative functions. We maintain protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning and masking if required by the local authorities, as well as providing testing for all employees. We will continue to follow CDC and local guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Part I, Item 1A, Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and continues to be adversely affected by the COVID-19 pandemic.
Liquidity and Capital Resources
COVID-19 created disruptions throughout various aspects of our business as noted herein, and impacted our results of operations in the year ended December 31, 2021. While we improved our liquidity in 2020, we increased our working capital spend in the first half of 2021. We have entered into new leases to maintain sufficient manufacturing facilities to meet anticipated demand in 2022, including new product line expansion. In addition, we also increased our working capital spend and resources to enhance our marketing efforts and to expand into new geographies both domestically and internationally.
We believe we have the sufficient capital to run our business over the next 12 months, including the completion of the build out of our manufacturing facilities. Our working capital was strengthened with the Initial Investment by SK ecoplant as described above. In addition, we may still enter the equity or debt market as need to support the expansion of our business. Please refer to Note 7 - Outstanding Loans and Security Agreements in Part II, Item 8, Financial Statements and Supplementary Data; and Part I, Item 1A, Risk Factors – Risks Related to Our Liquidity – Our substantial indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations, for more information regarding the terms of and risks associated with our debt.
Sales
We did not experience a significant impact on our selling activity related to COVID-19 during the year ended December 31, 2021.
Customer Financing

The ongoing COVID-19 pandemic resulted in a significant drop in the ability of many financiers (particularly financing institutions) to monetize tax credits, primarily the result of a potential drop in taxable income stemming from the pandemic. However, during the last two quarters, we began to see this constraint improving. Our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers, and a few of our customers’ credit ratings have fallen during the pandemic, which can impact the financing for their use of an Energy Server. We continue to work on obtaining the financing required for our 2022 installations but if we are unable to secure such financing our revenue, cash flow and liquidity will be materially impacted.
Installations and Maintenance of Energy Servers
Our installation and maintenance operations were impacted by the COVID-19 pandemic in 2021. Our installation projects have experienced some delays relating to, among other things, shortages in available parts and labor for design, installation and other work; and the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions. Despite the impact on installations during the year ended December 31, 2021 and given our mitigation strategies, we only had one instance of a significant delay in the installation of our Energy Servers as a result of supply chain issues that pushed an installation out a quarter.
As to maintenance, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future. During the year ended December 31, 2021, we experienced no delays in servicing our Energy Servers due to COVID-19.

Supply Chain
During 2021, we experienced COVID-19 related delays from certain vendors and suppliers, although we were able to mitigate the impact so that we did not experience delays in the manufacture of our Energy Servers and experienced only one significant delay in the installation of our Energy Servers as mentioned above. We have a global supply chain and obtain components from Asia, Europe and India. In many cases, the components we obtain are jointly developed with our suppliers and unique to us, which makes it difficult to obtain and qualify alternative suppliers should our suppliers be impacted by the COVID-19 pandemic or related effects.

During the year ended December 31, 2021, we continued to experience supply chain disruptions due to direct and indirect COVID-19 impacts. There have been a number of disruptions throughout the global supply chain as the global economy opens up and drives demand for certain components that has outpaced the return of the global supply chain to full production. Although we were able to find alternatives for many component shortages, we experienced some delays and cost increases with respect to container shortages, ocean shipping and air freight. We have put actions in place to mitigate the disruptions by booking alternate sea routes, limiting our use of air shipments, creating virtual hubs and consolidating shipments coming from the same region. During the three months ended December 31, 2021, we continued to manage disruptions from an increase in lead times for most of our components due to a variety of factors, including supply shortages, shipping delays and labor shortages, and we expect this to continue through the first half of 2022. We expect raw material pricing pressures and component shortages especially for semiconductors and specialty metals to persist at least through this time period. In addition, the impact of inflation on the price of components, raw materials and labor may result in increased prices. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our Energy Servers and increase the cost of our Energy Server, which would adversely impact our cash flows and results of operations, including revenue and gross margin.
If spikes in COVID-19 occur in regions in which our supply chain operates, including as a result of the Delta or Omicron variant, we could experience a delay in components and incur further freight price increases, which could in turn impact production and installations and our cash flow and results of operations, including revenue and gross margin.
Manufacturing

Although we have experienced labor shortages due to COVID-19 absences and the relative shortage of labor, overall this has not impacted our production given the safety protocols we have put in place augmented by our ability to increase our shifts and obtain a contingent work force for some of the manufacturing activities. We have incurred additional labor expense due to enhanced safety protocols designed to minimize exposure and risk of COVID-19 transmission as well as increased wages in general. If COVID-19 materially impacts our supply chain or if we experience a significant COVID-19 outbreak that affects our manufacturing workforce, our production could be adversely impacted which could adversely impact our cash flow and results of operation, including revenue.
Purchase and Financing Options
Overview
In order to appeal to the largest variety of customers, we make available several options to our customers. Both in the United States and abroad, we sell Energy Servers directly to customers. In the United States, we also enable customers' use of the Energy Servers through a pay as you go offering, made possible through third-party ownership financing arrangements.
Often our offerings take advantage of local incentives. In the United States, our financing arrangements are structured to optimize both federal and local incentives, including the ITC and accelerated depreciation. Internationally, our sales are made primarily to distributors who on-sell to, and install for, customers; these deals are also structured to use local incentives applicable to our Energy Servers. Increasingly, we use trusted installers and other sourcing collaborations in the United States to generate transactions.

Whichever option is selected by a customer in the Unites States or internationally, the contract structure will include obligations on our part to operate and maintain the Energy Server (“O&M Obligations”). The O&M Obligations may either be (i) for a one-year period, subject to annual renewal at the customer’s option, which historically are almost always renewed year over year, or (ii) for a fixed term. In the United States, the contract structure often includes obligations on our part to install the Energy Servers (“Installation Obligations”). Consequently, our transactions may generate revenue from the sale of Energy Servers and electricity, performance of O&M Obligations, and performance of Installation Obligations.
In addition to customary workmanship and materials warranties, as part of the O&M Obligations we provide warranties and guaranties regarding the efficiency and output of our Energy Servers to the customer and, in certain financing structures, to the financing parties too. We refer to a “performance warranty” as an obligation to repair or replace the Energy Servers as necessary to return performance of an Energy Server to the warranted performance level. We refer to a “performance guaranty” as an obligation to make a payment to compensate for the failure of the Energy Server to meet the guaranteed performance level. Our obligation to make payments under the performance guaranty is always contractually capped.
Energy Server Sales
There are customers who purchase our Energy Servers directly from us pursuant to customary equipment sales contracts. In connection with the purchase of Energy Servers, the customers also enter into a contract with us for the O&M Obligations. The customer may elect to engage us to provide the Installation Obligations or engage a third-party provider. Internationally, sales often occur through distribution arrangements pursuant to which local construction services providers perform the Installation Obligations, as is the case in the Republic of Korea; we contract directly with the customer to provide O&M Obligations.
A customer may enter into a contract for the sale of our Energy Servers and finance that acquisition through a sale-leaseback with a financial institution. In most cases, the financial institution completes its purchase from us immediately after commissioning. We both (i) facilitate this financing arrangement between the financial institution and the customer and (ii) provide ongoing operations and maintenance services for the Energy Servers (such arrangement, a “Traditional Lease”).
Customer Financing Options
With respect to the third-party financing options in the United States, a customer may choose a contract for the use Energy Servers in exchange for a capacity-based flat payment (a “Managed Services Agreement”) or one for the purchase of electricity generated by the Energy Servers in exchange for a scheduled dollars per kilowatt hour rate (a “Power Purchase Agreement” or “PPA”).
Certain customer payments in a Managed Services Agreement are required regardless of the level of performance of the Energy Server; in some cases it may also include a variable payment based on the Energy Server's performance or a performance-related set-off. Managed Services Agreements are then financed pursuant to a sale-leaseback with a financial institution (a “Managed Services Financing”).
PPAs are typically financed on a portfolio basis. We have financed portfolios through tax equity partnerships, acquisition financings and direct sales to investors (each, a “Portfolio Financing”).
In the United States, our capacity to offer our Energy Servers through either of these financed arrangements depends in large part on the ability of financing parties to optimize the tax benefits associated with a fuel cell, such as the ITC or accelerated depreciation. Interest rate fluctuations, and internationally, currency exchanges fluctuations, may also impact the attractiveness of any financing offerings for our customers. Our ability to finance a Managed Services Agreement or a PPA is also related to, and may be limited by, the creditworthiness of the customer. Additionally, the Managed Services Financing option is limited by a customer’s willingness to commit to making payments to a financing party regardless of the level of performance of the Energy Server.
In each of our financing options, we typically perform the functions of a project developer, including identifying end customers and financiers, leading the negotiations of the customer agreements and financing agreements, securing all necessary permitting and interconnections approvals, and overseeing the design and construction of the project up to and including commissioning the Energy Servers. Increasingly, however, we are making sales to third-party developers.
Each of our financing transaction structures is described in further detail below.

Managed Services Financing

Under our Managed Services Financing option, we enter into a Managed Services Agreement with a customer for a certain term. The fixed capacity-based payments made by the customer under the Managed Services Agreement are applied toward our obligation to pay down our periodic rent liability under a sale-leaseback transaction with a financier. We assign all our rights to such fixed payments made by the customer to the financier, as lessor.

Once we enter into a Managed Services Agreement with the customer, and a financier is identified, we sell the Energy Server to the financier, as lessor, who then leases it back to us, as lessee, pursuant to a sale-leaseback transaction. Certain of our sale-leaseback transactions failed to achieve all of the criteria for sale accounting. For such failed sale-and-leaseback transactions, the proceeds from the transaction are recognized as a financing obligation within our consolidated balance sheet. For successful sale-and-leaseback transactions, the financier of a Managed Services Agreement typically pays the purchase price for an Energy Server at or around acceptance, and we recognize the fair value of the Energy Servers sold within product and install revenue and recognize a right-of-use ("ROU") asset and a lease liability on our consolidated balance sheet. Any proceeds in excess of the fair value of the Energy Servers are recognized as a financing obligation.
The duration of our current Managed Services Agreement offerings is between five and ten years.

Our Managed Services Agreements typically provide for performance warranties of both the efficiency and output of the Energy Server and may include other warranties depending on the type of deployment. We often structure payments from the customer as a dollars per kilowatt-hour payment and our pricing assumes revenue at the 95% output level. This means that our revenue may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of December 31, 2021, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Financings was performing at a lifetime average output of approximately 85%.
Portfolio Financings
In the past, we financed the Energy Servers subject to our PPAs through two types of Portfolio Financings. In one type of transaction, we sold a portfolio of PPAs to a tax equity partnership in which we held a managing member interest (such partnership in which we hold an interest, a “PPA Entity”). In these transactions, we sold the portfolio of Energy Servers to a limited liability project company of which the PPA Entity was the sole member (such portfolio owner, a “Portfolio Company”). Whether an investor, a tax equity partnership, or a single member limited liability company, the Portfolio Company is the entity that directly owns the portfolio. The Portfolio Company sells the electricity generated by the Energy Servers contemplated by the PPAs to the customers. We recognize revenue as the electricity is produced. Our current practices no longer contemplate these types of transactions.
We also finance PPAs through a second type of Portfolio Financing pursuant to which we (i) directly sell a portfolio of PPAs and the Energy Servers or (ii) sell a Portfolio Company, in each case to an investor or tax equity partnership in which we do not have an equity interest (a “Third-Party PPA”). Like the other Portfolio Financing structure, the investor or tax equity partnership owns the Portfolio Company or the Energy Servers directly, and in each case, sells the electricity generated by the Energy Servers contemplated by the PPAs to the customers. For further discussion, see Note 11 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.

When we finance a portfolio of Energy Servers and PPAs through a Portfolio Financing, we typically enter into a sale, engineering and procurement and construction agreement (“EPC Agreement”) and an O&M Agreement, with the Portfolio Company. As owner of the portfolio of PPAs and related Energy Servers, the Portfolio Company receives all customer payments generated under the PPAs, the benefits of the ITC and accelerated tax depreciation, and any other available state or local benefits arising out of the ownership or operation of the Energy Servers, to the extent not already allocated to the customer under the PPA.

The sales of our Energy Servers in connection with a Portfolio Financing have many of the same terms and conditions as a direct sale. Payment of the purchase price is generally broken down into multiple installments, which may include payments prior to shipment, upon shipment or delivery of the Energy Server, and upon acceptance of the Energy Server.
Under an O&M Agreement, a one-year service package is provided with the initial sale that includes performance warranties and performance guaranties. After the expiration of the initial standard one-year package, the Portfolio Company has the option to extend our services under the O&M Agreement on an annual basis at a price determined at the time of purchase of our Energy Server. After the standard one-year service package, the Portfolio Company has almost always exercised the option to renew our services under the O&M Agreement.
As of December 31, 2021, we had incurred no liabilities to investors in Portfolio Financings due to failure to repair or replace Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties was capped at an aggregate total of approximately $114.6 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $104.4 million.
Obligations to Portfolio Companies
Our Portfolio Financings involve many obligations on our part to the Portfolio Company. These obligations are set forth in the applicable EPC Agreement and O&M Agreement, and may include some or all of the following obligations:
•designing, manufacturing, and installing the Energy Servers, and selling such Energy Servers to the Portfolio Company;
•obtaining all necessary permits and other governmental approvals necessary for the installation and operation of the Energy Servers, and maintaining such permits and approvals throughout the term of the EPC Agreements and O&M Agreements;
•operating and maintaining the Energy Servers in compliance with all applicable laws, permits and regulations;
•satisfying the performance warranties and guaranties set forth in the applicable O&M Agreements; and
•complying with any other specific requirements contained in the PPAs with customers.
In some cases, the EPC Agreement obligates us to repurchase the Energy Server in the event of certain IP Infringement claims. In others, a repurchase of the Energy Server is only one optional remedy we have to cure an IP Infringement claim. The O&M Agreement grants a Portfolio Company the right to obligate us to repurchase the Energy Servers in the event the Energy Servers fail to comply with the performance warranties and guaranties in the O&M Agreement and we do not cure such failure in the applicable time period, or that a PPA terminates as a result of any failure by us to perform the obligations in the O&M Agreement. In some of our Portfolio Financings, our obligation to repurchase Energy Servers under the O&M extends to the entire fleet of Energy Servers sold in the event a systemic failure that affects more than a specified number of Energy Servers.
In some Portfolio Financings, we have also agreed to pay liquidated damages to the applicable Portfolio Company in the event of delays in the manufacture and installation of our Energy Servers, either in the form of a cash payment or a reduction in the purchase price for the applicable Energy Servers.
Administration of Portfolio Companies
In each of our Portfolio Financings in which we hold an equity interest in the PPA Entity, we perform certain administrative services as managing member, including invoicing the end customers for amounts owed under the PPAs, administering the cash receipts of the Portfolio Company in accordance with the requirements of the financing arrangements, interfacing with applicable regulatory agencies, and other similar obligations. We are compensated for these services on a fixed dollar-per-kilowatt basis.
For those Portfolio Financings with project debt, the Portfolio Company owned by each of our PPA Entities (with the exception of one PPA Entity) incurred debt in order to finance the acquisition of the Energy Servers. The lenders for these transactions are a combination of banks and/or institutional investors. In each case, the debt is secured by all of the assets of the applicable Portfolio Company, such assets being primarily comprised of the Energy Servers and a collateral assignment of each of the contracts to which the Portfolio Company is a party, including the O&M Agreement and the PPAs. As further collateral, the lenders receive a security interest in 100% of the membership interest of the Portfolio Company. The lenders have no recourse to us or to any of the other equity investors (the "Equity Investors") in the Portfolio Company for liabilities arising out of the portfolio.
We have determined that we are the primary beneficiary in the PPA Entities, subject to reassessments performed as a result of upgrade transactions. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these PPA Entities, including the Energy Servers and lease income, in our consolidated financial statements. We recognize the Equity Investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interest, stockholders' (deficit) equity and noncontrolling interest.
Our consolidated statements of cash flows reflect cash received from the Equity Investors as proceeds from investments by noncontrolling interests in subsidiaries. Our consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these Equity Investors as distributions payable to noncontrolling interests in subsidiaries on our consolidated balance sheets. However, the PPA Entities are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the PPA Entities except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rates of return to the Equity Investors, or otherwise.
For further information about our Portfolio Financings, see Note 11 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.
Delivery and Installation
The transfer of control of our product to our customer based on the delivery and installations of our products has a significant impact on the timing of the recognition of product and installation revenue. Many factors can cause a lag between the time that a customer signs a contract and our recognition of product revenue. These factors include the number of Energy Servers installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, customer facility construction schedules, customers’ operational considerations and the timing of financing. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, such as, for sales contracts, delays in their obtaining financing. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets the timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize.
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
As part of our expanded strategic partnership with SK ecoplant, the parties executed the PDA Restatement in October 2021, which incorporates previously amended terms and establishes: (i) SK ecoplant’s purchase commitments for the next three years (on a take or pay basis) for Bloom Energy Servers; (ii) rollover procedures; (iii) premium pricing for product and services; (iv) termination procedures for material breaches; and (v) procedures if there are material changes to the Republic of Korea Hydrogen Portfolio Standard. For additional details about the transaction with SK ecoplant, please see Note 18 - SK ecoplant Strategic Investment.
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
SK ecoplant Joint Venture Agreement. In September 2019, we entered into a joint venture agreement with SK ecoplant to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us, with the facility, which became operational in July 2020. Other than a nominal initial capital contribution by Bloom Energy, the joint venture will be funded by SK ecoplant. SK ecoplant, who currently acts as a distributor for our Energy Servers for the stationary utility and commercial and industrial market in the Republic of Korea, is our primary customer for the products assembled by the joint venture. In October 2021, as part of our expanded strategic partnership with SK ecoplant, the parties agreed to amend the JVA, which increases the scope of the assembly work done in the joint venture facility.
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
We have entered into sales, installation, operations and maintenance agreements with three developers for the deployment of our Energy Servers pursuant to the New York CDG program for a total of 441 systems. As of December 31, 2021, we have recognized revenue associated with 271 systems. We continue to believe that these types of subscriber-based programs could be a source of future revenue and will continue to look to generate sales through these programs in the future.

Comparison of the Years Ended December 31, 2021 and 2020
A discussion regarding our results of operations for 2021 compared to 2020 is presented in this section. A discussion of 2020 to 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which is available free of charge on the SEC’s website at www.sec.gov and the Investor section of our website at www.bloomenergy.com.
Key Operating Metrics
In addition to the measures presented in the consolidated financial statements, we use certain key operating metrics below to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions:
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
We no longer consider billings related to our products to be a key operating metric. Billings as a metric was introduced to provide insight into our customer contract billings as differentiated from revenue when a significant portion of those customer contracts had product and installation billings recognized as electricity revenue over the term of the contract instead of at the time of delivery or acceptance. Today, a very small portion of our customer contracts has revenue recognized over the term of the contract, and thus it is no longer a meaningful metric for us.
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
The product acceptances in the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,		Change
	2021	2020	Amount	%

Product accepted during the period (in 100 kilowatt systems)	1,879	1,326	553	41.7%

Product accepted for the year ended December 31, 2021 compared to the same period in 2020 increased by 553 systems, or 41.7%, as demand increased for our Energy Servers in the Republic of Korea and the utility sector where we accepted 196 systems as part of the CDG program.
Our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	96%	96%
Managed Services	4%	4%
	100%	100%

The portion of total revenue attributable to each purchase option in the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020

Direct Purchase (including Third-Party PPAs and International Channels)	84%	88%
Traditional Lease	1%	1%
Managed Services	10%	5%
Portfolio Financings	5%	6%
	100%	100%
Costs Related to Our Products
Total product related costs for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,		Change
	2021	2020	Amount	%

Product costs of product accepted in the period	$2,319/kW	$2,368 /kW	$(49)/kW	(2.1)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$22,794	$19,573	$3,221	16.5%
Installation costs on product accepted in the period	$561/kW	$900/kW	$(339)/kW	(37.7)%
Product costs of product accepted for the year ended December 31, 2021 compared to the same period in 2020 decreased by approximately $49 per kilowatt driven generally by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities. This decrease was partially offset by increases in freight and other supply chain-related pricing pressures.
Period costs of manufacturing related expenses for the year ended December 31, 2021 compared to the same period in 2020 increased by approximately $3.2 million primarily driven by increases in freight charges and other supply chain-related pricing pressures.
Installation costs on product accepted for the year ended December 31, 2021 compared to the same period in 2020 decreased by approximately $339 per kilowatt. For the year ended December 31, 2021, the decrease in install cost was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer was scheduled to be completed at a later date although the Energy Servers were delivered and accepted during the period.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the years ended December 31, 2021 and 2020 is presented below.
Revenue

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product	$663,512	$518,633	$144,879	27.9%
Installation	96,059	101,887	(5,828)	(5.7)%
Service	144,184	109,633	34,551	31.5%
Electricity	68,421	64,094	4,327	6.8%
Total revenue	$972,176	$794,247	$177,929	22.4%
Total Revenue
Total revenue increased by $177.9 million, or 22.4%, for the year ended December 31, 2021 as compared to the prior year period. This increase was primarily driven by a $144.9 million increase in product revenue and a $34.6 million increase in service revenue partially offset by price reductions to expand our addressable market and $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the year ended December 31, 2020.
Product Revenue
Product revenue increased by $144.9 million, or 27.9%, for the year ended December 31, 2021 as compared to the prior year period. The product revenue increase was driven primarily by a 41.7% increase in product acceptances as a result of expansion in existing markets and in our CDG program partially offset by price reductions to expand our addressable market and a $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the year ended December 31, 2020.
Installation Revenue
Installation revenue decreased by $5.8 million, or (5.7)%, for the year ended December 31, 2021 as compared to the prior year period. This decrease in installation revenue was driven by site mix as many of the acceptances did not have installation, either because the installation was done by our distribution channel partner in the Republic of Korea or the final installation associated with a specific customer was scheduled to be completed at a later date although the Energy Servers were delivered and accepted during the period. We expect our installation revenue to continue to decline as percentage of total revenue as we ramp up shipments to SK ecoplant under PDA Restatement.
Service Revenue
Service revenue increased by $34.6 million, or 31.5%, for the year ended December 31, 2021 as compared to the prior year period. This increase was primarily due to the continued growth of our installation base driven by both an increase in new acceptances and renewal of existing service contracts. We expect our service revenue growth at a similar rate as we continue to expand our install base.
Electricity Revenue
Electricity revenue increased by $4.3 million, or 6.8%, for the year ended December 31, 2021 as compared to the prior year period due to the increase in Managed Services Financings.

Cost of Revenue

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Product	$471,654	$332,724	$138,930	41.8%
Installation	110,214	116,542	(6,328)	(5.4)%
Service	148,286	132,329	15,957	12.1%
Electricity	44,441	46,859	(2,418)	(5.2)%
Total cost of revenue	$774,595	$628,454	$146,141	23.3%
Total Cost of Revenue
Total cost of revenue increased by $146.1 million, or 23.3%, for the year ended December 31, 2021 as compared to the prior year period primarily driven by a $138.9 million increase in cost of product revenue, $16.0 million increase in cost of service revenue, increased freight charges and other supply chain-related pricing pressures. This increase was partially offset by a $6.3 million decrease in cost of installation revenue and our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of Product Revenue
Cost of product revenue increased by $138.9 million, or 41.8%, for the year ended December 31, 2021 as compared to the prior year period. The cost of product revenue increase was driven primarily by a 41.7% increase in product acceptances, increased freight charges and other supply chain-related pricing pressures. This increase was partially offset by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of Installation Revenue
Cost of installation revenue decreased by $6.3 million, or (5.4)%, for the year ended December 31, 2021 as compared to the prior year period. This decrease, similar to the $5.8 million decrease in installation revenue, was driven by site mix as many of the acceptances did not have installation in the year ended December 31, 2021.
Cost of Service Revenue
Cost of service revenue increased by $16.0 million, or 12.1%, for the year ended December 31, 2021 as compared to the prior year period. This increase was primarily due to the 41.7% increase in acceptances plus the maintenance contract renewals associated with the increase in our fleet of Energy Servers, partially offset by the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue decreased by $2.4 million, or (5.2)%, for the year ended December 31, 2021 as compared to the prior year period, primarily due to the $1.2 million change in the fair value of the natural gas fixed price forward contract and lower property tax expenses partially offset by the increase in Managed Services Financings.

Gross Profit and Gross Margin

	Years Ended December 31,		Change
	2021	2020
	(dollars in thousands)
Gross profit:
Product	$191,858	$185,909	$5,949
Installation	(14,155)	(14,655)	500
Service	(4,102)	(22,696)	18,594
Electricity	23,980	17,235	6,745
Total gross profit	$197,581	$165,793	$31,788

Gross margin:
Product	29%	36%
Installation	(15)%	(14)%
Service	(3)%	(21)%
Electricity	35%	27%
Total gross margin	20%	21%
Total Gross Profit
Gross profit increased by $31.8 million in the year ended December 31, 2021 as compared to the prior year period primarily driven by the 41.7% increase in acceptances and our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities. This increase was partially offset by price reductions to expand our addressable market and $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the year ended December 31, 2020 without a corresponding increase in costs, increased freight charges and other supply chain-related pricing pressures.
Product Gross Profit
Product gross profit increased by $5.9 million in the year ended December 31, 2021 as compared to the prior year period. The improvement is driven by a 41.7% increase in product acceptances and our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities. This increase was partially offset by price reductions to expand our addressable market and $14.2 million of previously deferred revenue related to a specific contract that changed scope and was recognized in the year ended December 30, 2020, increased freight charges and other supply chain-related pricing pressures.
Installation Gross Loss
Installation gross loss decreased by $0.5 million in the year ended December 31, 2021 as compared to the prior year period driven by the site mix, as many of the acceptances did not have installation in the current time period, and other site related factors such as site complexity, size, local ordinance requirements and location of the utility interconnect.
Service Gross Profit (Loss)
Service gross loss improved by $18.6 million in the year ended December 31, 2021 as compared to the prior year period. This was primarily due to the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.

Electricity Gross Profit
Electricity gross profit increased by $6.7 million in the year ended December 31, 2021 as compared to the prior year period mainly due to the $1.2 million change in the fair value of the natural gas fixed price forward contract and lower property tax expenses.
Operating Expenses

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$103,396	$83,577	$19,819	23.7%
Sales and marketing	86,499	55,916	30,583	54.7%
General and administrative	122,188	107,085	15,103	14.1%
Total operating expenses	$312,083	$246,578	$65,505	26.6%
Total Operating Expenses
Total operating expenses increased by $65.5 million in the year ended December 31, 2021 as compared to the prior year period. This increase was primarily attributable to our investment in business development and front-end sales both in the United States and internationally, investment in brand and product management, and our continued investment in our R&D capabilities to support our technology roadmap.
Research and Development
Research and development expenses increased by $19.8 million in the year ended December 31, 2021 as compared to the prior year period as we began shifting our investments from sustaining engineering projects for the current Energy Server platform, to continued development of the next generation platform and to support our technology roadmap, including our hydrogen, electrolyzer, carbon capture, marine and biogas solutions.
Sales and Marketing
Sales and marketing expenses increased by $30.6 million in the year ended December 31, 2021 as compared to the prior year period. This increase was primarily driven by the efforts to expand our U.S. and international sales force, as well as increased investment in brand and product management.
General and Administrative
General and administrative expenses increased by $15.1 million in the year ended December 31, 2021 as compared to the prior year period. This increase was primarily driven by increases in outside services and consulting expense, payroll expense and facilities expense to ensure our infrastructure and control environment is ready to scale for growth, partially offset by lower legal expense.

Stock-Based Compensation

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$13,811	$17,475	$(3,664)	(21.0)%
Research and development	20,274	19,037	1,237	6.5%
Sales and marketing	17,085	10,997	6,088	55.4%
General and administrative	24,962	26,384	(1,422)	(5.4)%
Total stock-based compensation	$76,132	$73,893	$2,239	3.0%
Total stock-based compensation for the year ended December 31, 2021 compared to the prior year period increased by $2.2 million primarily driven by the efforts to expand our U.S. and international sales force, as well as investment to build our brand and product management teams.
Other Income and Expense

	Years Ended December 31,		Change
	2021	2020
	(in thousands)
Interest income	$262	$1,475	$(1,213)
Interest expense	(69,025)	(76,276)	7,251
Interest expense - related parties	—	(2,513)	2,513
Other income (expense), net	(8,139)	(8,318)	179
Loss on extinguishment of debt	—	(12,878)	12,878
Gain (loss) on revaluation of embedded derivatives	(919)	464	(1,383)
Total	$(77,821)	$(98,046)	$20,225
Interest Income
Interest income is derived from investment earnings on our cash balances primarily from money market funds.
Interest income for the year ended December 31, 2021 as compared to the prior year period decreased by $1.2 million primarily due to the decrease in the rates of interest earned on our cash balances.
Interest Expense
Interest expense is from our debt held by third parties. Interest expense for the year ended December 31, 2021 as compared to the prior year period decreased by $7.3 million. This decrease was primarily due to lower interest expense as a result of refinancing our notes at a lower interest rate, and the elimination of the amortization of the debt discount associated with notes that have been converted to equity, partially offset by $0.6 million related to an interest rate swap settlement.
Interest Expense - Related Parties
Interest expense - related parties is from our debt held by related parties. Interest expense - related parties for the year ended December 31, 2021 as compared to the prior year period decreased by $2.5 million due to the conversion of all of our notes held by related parties during 2020.

Other Expense, net
Other expense, net, is primarily derived from investments in joint ventures, plus the impact of foreign currency translation. Other expense, net for the year ended December 31, 2021 as compared to the prior year period decreased by $0.2 million due to a $2.0 million gain recorded on fair value remeasurement of our equity investment in the Bloom Energy Japan joint venture in connection with the acquisition thereof plus the prior year's $3.9 million write-off of our investment in the Bloom Energy Japan joint venture.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the year ended December 31, 2021 as compared to the prior year period improved by $12.9 million resulting from our debt restructuring and debt extinguishment in the prior year period. There were no comparable debt restructuring activities in the current year's period.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain (loss) on revaluation of embedded derivatives for the year ended December 31, 2021 as compared to the prior year period worsened by $1.4 million due to the change in fair value of our embedded EPP derivatives in our sales contracts.
Provision for Income Taxes

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$1,046	$256	$790	308.6%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards.
Income tax provision increased for the year ended December 31, 2021 as compared to the prior year period was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(28,924)	$(21,534)	$(7,390)	(34.3)%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the year ended December 31, 2021 as compared to the prior year period changed by $7.4 million due to increased losses in our PPA Entities, which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $396.0 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
In October 2021, we entered into a Securities Purchase Agreement with SK ecoplant Co., Ltd. in connection with a strategic partnership. On December 29, 2021, we consummated the transactions related to the First Closing by issuing and selling to SK ecoplant 10,000,000 shares of RCPS, at a purchase price of $25.50 per share or an aggregate purchase price of $255 million. In November 2021, PPA V entered into a $136 million term loan, which replaces the LIBOR + 2.5% Term Loan due December 2021.
As of December 31, 2021, we had $291.8 million of total outstanding recourse debt, $234.9 million of non-recourse debt and $16.8 million of other long-term liabilities. For a complete description of our outstanding debt, please see Note 7 - Outstanding Loans and Security Agreements in Part II, Item 8, Financial Statements and Supplementary Data.
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
As of December 31, 2021, the current portion of our total debt is $25.8 million, of which $17.5 million is outstanding non-recourse debt. We expect a certain portion of the non-recourse debt would be refinanced by the applicable PPA Entity prior to maturity.
A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Years Ended December 31,
	2021	2020

Net cash provided by (used in):
Operating activities	$(60,681)	$(98,796)
Investing activities	(46,696)	(37,913)
Financing activities	306,375	176,031

Net cash provided by (used in) our PPA Entities, which are incorporated into the consolidated statements of cash flows, was as follows (in thousands):

	Years Ended December 31,
	2021	2020

PPA Entities ¹
Net cash provided by PPA operating activities	$3,188	$26,039
Net cash provided by (used in) PPA financing activities	3,231	(23,784)

1 The PPA Entities' operating and financing cash flows are a subset of our consolidated cash flows and represent the stand-alone cash flows prepared in accordance with U.S. GAAP. Operating activities consist principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us and principal reductions in loan balances. Financing activities consist primarily of changes in debt carried by our PPAs, and payments from and distributions to noncontrolling partnership interests. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact to consolidated cash flows of the PPA Entities in which we have only a minority interest.
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. The increase in cash used in operating activities during the year ended December 31, 2021 as compared to the prior year period was primarily the result of an increase in our net working capital of $18.8 million in the year ended December 31, 2021 due to the timing of revenue transactions and corresponding collections and the increase in inventory levels to support future demand.
Investing Activities
Our investing activities have consisted of capital expenditures that include investment to increase our production capacity. We expect to continue such activities as our business grows. Cash used in investing activities of $46.7 million during the year ended December 31, 2021 was primarily the result of expenditures on tenant improvements for a newly leased engineering building in Fremont, California. We expect to continue to make capital expenditures over the next few quarters to prepare our new manufacturing facility in Fremont, California for production, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities have consisted of borrowings and repayments of debt including to related parties, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests and redeemable noncontrolling interests, and the proceeds from the issuance of our common stock. Net cash provided by financing activities during the year ended December 31, 2021 was $306.4 million, an increase of $130.3 million compared to the prior year period, primarily due to the issuance of RCPS to SK ecoplant in December 2021, combined with proceeds in 2021 from stock option exercises and the sale of shares under our 2018 Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
We include in our consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. For additional information, see Note 13 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of December 31, 2021 and 2020 we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States ("U.S. GAAP") The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our discussion and analysis of our financial results under Results of Operations above are based on our audited results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these consolidated financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are representative of estimation uncertainty, and are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the consolidated financial condition and results of operations.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
Discussion of Earliest Year of Changes in Financial Condition and Results of Operations
We include discussion of the earliest year of changes in financial condition and results of operations, as deemed appropriate, even when such information has been previously disclosed in our prior EDGAR filings. We consider the total mix of available information, including the impact of any recastable events when determining whether to omit discussion of the earliest year and the most appropriate form of presentation. We determine to limit the discussion to the information that has changed or has been determined to be significant to our operations or financial condition.
Revenue Recognition
We apply Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. We identify our contracts with Customers, determine our performance obligations and the transaction price, and after allocating the transaction price to the performance obligations, we recognize revenue as we satisfy our performance obligations and transfer control of our products and services to our customers. Most of our contracts with customers contain performance obligations with a combination of our Energy Server product, installation and maintenance services. For these performance obligations, we allocate the total transaction price to each performance obligation based on the relative standalone selling price.
We generally recognize product revenue from contracts with customers at the point that control is transferred to the customers. This occurs when we achieve customer acceptance which typically occurs upon transfer of control to our customers, which depending on the contract terms is when the system is shipped and delivered to our customers, when the system is shipped and delivered and is physically ready for start up and commissioning, or when the system is shipped and delivered and is turned on and producing power.
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
For successful sales-leaseback arrangements, we recognize product and installation revenue upon meeting criteria demonstrating we have transferred control to the customer (the Buyer-Lessor). When control of the Energy Server is transferred to the financier, and we determine the leaseback qualifies as an operating lease in accordance with ASC 842, Leases ("ASC 842"), we record a ROU asset and a lease liability, and recognize revenue based on the fair value of the Energy Servers with an allocation to product revenue and installations revenue based on the relative standalone selling prices. We recognize as financing obligations any proceeds received to finance our ongoing costs to operate the Energy Servers.
Valuation of Escalator Protection Plan Agreements ("EPP")
We have entered into agreements with certain customers which require us to recognize a liability in compliance with the financial accounting and reporting requirements of ASC Topic 820, Fair Value Measurement ("ASC 820"). We use third party valuation experts to provide us with the initial Level 3 fair value measurement that estimates the fair value of the subject liabilities using inputs of forecasted avoided costs and the cost of electricity. We determine our final estimate of liability based on internal reviews and in consideration of the estimates received. Although measured each reporting period, our estimates may vary from the actual payments made under the contractual agreements, as the estimates include current known liability and estimates of potential future payments. We use valuation methodology including using a Monte Carlo simulation model, with estimated inputs of beginning value, growth rate and volatility, and further discount our estimate of liability based on our cost of debt commensurate with the payment period.
Valuation of Certain Financial Instruments and Customer Financing Receivables
We have entered into certain Customer Financing Receivables with our PPA 3a arrangement, and debt financings that include Redeemable Senior Secured Notes, Convertible Senior Notes, Senior Secured Notes, Term Loans and Fixed Rate Notes. We are required to determine the fair value of the assets or liabilities for financial reporting purposes under ASC 820, and as applicable, under the guidance of ASC Topic 840, Leases, and ASC Topic 815, Derivatives and Hedging ("ASC 815"). We use third party valuation experts to provide us with the initial Level 3 fair value measurement that estimates the fair value of the subject assets or liabilities using inputs of principal to be received or paid, maturity dates, coupon rates, selected discount rate based on implied rating and comparable yield curves in Energy and Non-Financial markets. We determine our final estimate of fair value based on internal reviews and in consideration of the estimates received. The objective of the fair value measurement of our estimate is to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment
We have entered into an agreement with SK ecoplant that provides the opportunity, but does not require, an additional investment in common stock Class A, subject to a cap on the total potential share purchase, and as a component of transaction, includes a purchase commitment by the investor for future product purchases.
We are required to determine the fair value of the assets or liabilities for financial reporting purposes under ASC 820, and as applicable, under the guidance of ASC 815 and ASC Topic 480 Distinguishing Liabilities from Equity. We use third party valuation experts that are recognized as financial instrument accounting specialists to provide us with the initial Level 3 fair value measurement that estimates the fair value of the subject assets or liabilities using inputs of number of shares, underlying prices of Bloom Energy stock, rights and obligations of the counterparties, valuation assumptions related to options, and the assessed value of our product revenue streams and the timing of expected revenue recognition. We determine our final estimate of fair value based on internal reviews and in consideration of the estimates received. The objective of the fair value measurement of our estimate is to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine the reasonableness of our valuation methodology, assumptions on the timing and probability of a redemption event, and the expected number of shares to be exercised with the Option, and review the mathematical accuracy of the calculations before recording in our consolidated statement of operations and consolidated balance sheets. See Note 18 - SK ecoplant Strategic Investment.
Incremental Borrowing Rate ("IBR") by Lease Class
We adopted ASC 842 on January 1, 2020 on a modified retrospective basis. This guidance requires that, for all our leases, we recognize ROU assets representing our right to use the underlying asset for the lease term, and lease liabilities related to the rights and obligations created by those leases, on the balance sheet regardless of whether they are classified as finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on the consolidated financial statements. Lease liabilities are measured at the lease commencement date as the present value of future minimum lease payments over the reasonably certain lease term. Lease ROU assets are measured as the lease liability plus initial direct costs and prepaid lease payments less lease incentives. In measuring the present value of the future minimum lease payments, we used our collateralized incremental borrowing rate as our leases do not generally provide an implicit rate. The determination of the incremental borrowing rate considers qualitative and quantitative factors as well as the estimated impact that the collateral has on the rate. We determine our incremental borrowing rate based on the lease class of assets which relates to those supporting of manufacturing and general operations, and those supporting electricity revenue transactions.
For successful sale-leasebacks, as Seller-Lessee, we determine the collateralized IBR on our leased equipment based on a fair value assessment provided by third-party valuation experts.
Stock-Based Compensation
We account for stock options and other equity awards, such as restricted stock units and performance-based stock units, to employees and non-employee directors under the provisions of ASC 718, Compensation-Stock Compensation. Accordingly, the stock-based compensation expense for these awards is measured based on the fair value on the date of grant. For stock options, we recognize the expense, net of estimated forfeitures, under the straight-line attribution over the requisite service period which is generally the vesting term. The fair value of the stock options is estimated using the Black-Scholes valuation model. For options with a vesting condition tied to the attainment of service and market conditions, stock-based compensation costs are recognized using Monte Carlo simulations. In addition, we use the Black-Scholes valuation model to estimate the fair value of stock purchase rights under the Bloom Energy Corporation 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The fair value of the 2018 ESPP purchase rights is recognized as expense under the multiple options approach.
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

Principles of Consolidation
Our consolidated financial statements include the operations of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirements for each of our PPA Entities that are variable interest entities ("VIEs"). This approach focuses on determining whether we have the power to direct those activities that significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the PPA Entities. The considerations for VIE consolidation is a complex analysis that requires us to determine whether we are the primary beneficiary and therefore have the power to direct activities which are most significant to those PPA Entities.
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
To provide a meaningful assessment of the interest rate risk associated with our cash and cash equivalents, we performed a sensitivity analysis to determine the impact a change in interest rates would have on income statement and in investment fair values assuming a 1% decline in yield. Based on the investment positions in both December 31, 2021 and 2020, a hypothetical 1% decrease in interest rates across all maturities would result in $5.8 million and $4.1 million declines in interest income and/or increase in other expenses on an annualized basis, respectively. As these investments have maturities of less than twelve months, changes with respect to the portfolio fair value would be limited to these amounts and only be realized if we were to terminate the investments prior to maturity.
We had refinanced our only LIBOR-based floating-rate loan with a fixed-rate loan in 2021. As our debt is fixed-rate debt, interest rate changes do not affect our earnings or cash flows.
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
To provide a meaningful assessment of the commodity price risk arising from price movements in the commodity futures contracts for natural gas, we performed a sensitivity analysis to determine the impact a change in natural gas commodity pricing would have on our consolidated statements of operations assuming a 10% change in the commodity contracts held. Based on monthly commodity positions for the years ended December 31, 2021 and 2020, a hypothetical 10% increase in the price of natural gas futures would have resulted in no change and a $0.3 million adjustment to their balance sheet fair values, respectively.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency market risk. Our supply contracts are primarily denominated in U.S. dollars and our corporate operations are domiciled in the United States. However, we conduct some internationally domiciled field operations and therefore, find it necessary to transact in foreign currencies for limited operational purposes, necessitating that we hold foreign currency bank accounts.
To provide a meaningful assessment of the risk associated with our foreign currency holdings, we performed a sensitivity analysis to determine the impact a currency devaluation would have on our balance sheet assuming a 20% decline in the value of the U.S. dollar. Based on our foreign currency holdings as of December 31, 2021 and 2020, a hypothetical 20% devaluation of the U.S. dollar against foreign currencies would not be material to our reported cash position.
However, an increasing portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to such risk. Although not yet material, if we are not able to successfully hedge against the risks associated with currency fluctuations in our future activities, our financial condition and operating results could be adversely affected.
Actual future gains and losses associated with our investment portfolio, debt and derivative positions and foreign currency may differ materially from the sensitivity analyses performed as of December 31, 2021 and 2020 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and our actual commodity derivative exposures and positions.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data
Page

Reports of Independent Registered Public Accounting Firms (PCAOB ID Nos. 34 and 238)	71
Consolidated Balance Sheets	76
Consolidated Statements of Operations	77
Consolidated Statements of Comprehensive Loss	78
Consolidated Statements of Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest	79
Consolidated Statements of Cash Flows	81
Notes to Consolidated Financial Statements	82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bloom Energy Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, redeemable noncontrolling interest, stockholders' equity (deficit) and noncontrolling interest, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Managed Services Sale and Leaseback Revenue – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
During the year ended December 31, 2021, the Company completed several sale and leaseback transactions to sell Energy Servers to financiers and lease them back. The Company recognizes revenue for such transactions when control of the Energy Servers transfers to the financier and the leaseback qualifies as an operating lease in accordance with ASC 842 - Leases (“ASC 842”). Revenue is recognized based on the fair value of the Energy Servers, which is allocated to product revenue and installation revenue based on the relative standalone selling prices. Any proceeds to finance the Company’s ongoing costs to operate the Energy Servers during the term of the leaseback are recognized as financing obligations.
The Company recognized $35.1 million of product revenue and $20.9 million of installation revenue for the year ended December 31, 2021 and $10 million of financing obligations from such sale and leaseback transactions.
We identified accounting for revenue recognition under sale and leaseback transactions as a critical audit matter because of the complexity in applying the accounting framework. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and to audit the revenue recognized during the year.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for revenue recognition for sale and leaseback transactions included the following:
•We tested the effectiveness of internal controls over the Company’s accounting for sale and leaseback transactions, including those over management’s evaluation of revenue recognition and the existence and completeness of financing obligations.
•For each sale and leaseback transaction executed during the year ended December 31, 2021, we performed the following:
•We inspected the executed contracts to identify the relevant terms and conditions which would impact the Company’s accounting conclusions, including (i) the transfer of control of the Energy Servers to the financier, (ii) the classification of the leaseback as an operating lease in accordance with ASC 842, and (iii) the existence of financing obligations.
•With the assistance of our revenue and lease accounting specialists, we evaluated the Company’s conclusions regarding the accounting treatment applied to the sale and leaseback transactions, including the recognition of revenue and the identification of financing obligations.
Securities Purchase Agreement – Refer to Note 18 to the financial statements
Critical Audit Matter Description
On October 23, 2021, the Company entered into a Securities Purchase Agreement with SK ecoplant Co., Ltd. (“SK ecoplant”), to sell 10,000,000 shares of Redeemable Convertible Series A preferred stock (the “RCPS”) for a purchase price of $255 million. The agreement included an option for SK ecoplant to purchase additional shares of the Company’s Class A Common stock (“the Option”).
We identified the accounting and the valuation of the Securities Purchase Agreement as a critical audit matter because of the complexity in applying the accounting framework and the significant estimates and assumptions made by management in the determination of the fair values of both the RCPS and the Option (collectively, the “Financial Instruments”). This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and the reasonableness of the fair value estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the Securities Purchase Agreement, including the Company’s determination of the fair values of the financial instruments, included the following:
•We tested the effectiveness of controls over the Company’s accounting for the Securities Purchase Agreement and over the determination of the fair values of the Financial Instruments.
•With the assistance of our financial instrument accounting specialists, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Securities Purchase Agreement.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the following:
–Valuation methodologies applied to determine the fair values of the Financial Instruments
–Assumptions used by the Company in the valuation of the Financial Instruments, including the expected timing and the probability of a redemption event for the RCPS, and the expected number of shares to be exercised with the Option
–Accuracy, completeness, and relevancy of the source information underlying the fair value of the Financial Instruments and the mathematical accuracy of the calculations.
•With the assistance of our fair value specialists, we developed independent estimates and compared them to the fair values of the Financial Instruments determined by management.

/s/ Deloitte & Touche LLP
San Jose, California
February 25, 2022

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bloom Energy Corporation
Opinion on the Financial Statements
We have audited the consolidated statements of operations, of comprehensive loss, of convertible redeemable preferred stock, redeemable noncontrolling interest, stockholders’ equity (deficit) and noncontrolling interest and of cash flows of Bloom Energy Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bloom Energy Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 25, 2022

Bloom Energy Corporation
Consolidated Balance Sheets
(in thousands, except share data and par values)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents[1]	$396,035	$246,947
Restricted cash[1]	92,540	52,470
Accounts receivable[1]	87,789	96,186
Contract assets	25,201	3,327
Inventories	143,370	142,059
Deferred cost of revenue	25,040	41,469
Customer financing receivable[1]	5,784	5,428
Prepaid expenses and other current assets[1]	30,661	30,718
Total current assets	806,420	618,604
Property, plant and equipment, net[1]	604,106	600,628
Operating lease right-of-use assets	106,660	35,621
Customer financing receivable, non-current[1]	39,484	45,268
Restricted cash, non-current[1]	126,539	117,293
Deferred cost of revenue, non-current	1,289	2,462
Goodwill	1,957	—
Other long-term assets[1]	39,116	34,511
Total assets	$1,725,571	$1,454,387
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interest, Stockholders’ (Deficit) Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$72,967	$58,334
Accrued warranty	11,746	10,263
Accrued expenses and other current liabilities[1]	114,138	112,004
Deferred revenue and customer deposits[1]	89,975	114,286
Operating lease liabilities	13,101	7,899
Financing obligations	14,721	12,745
Recourse debt	8,348	—
Non-recourse debt[1]	17,483	120,846
Total current liabilities	342,479	436,377
Deferred revenue and customer deposits, non-current[1]	90,310	87,463
Operating lease liabilities, non-current	106,187	41,849
Financing obligations, non-current	461,900	459,981
Recourse debt, non-current	283,483	168,008
Non-recourse debt, non-current[1]	217,416	102,045
Other long-term liabilities	16,772	17,268
Total liabilities	1,518,547	1,312,991

Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, Series A: 10,000,000 shares authorized and 10,000,000 shares and no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	208,551	—
Redeemable noncontrolling interest	300	377
Stockholders’ (deficit) equity:
Common stock: $0.0001 par value; Class A shares - 600,000,000 shares authorized and 160,627,544 shares and 140,094,633 shares issued and outstanding and Class B shares - 600,000,000 shares authorized and 15,832,863 shares and 27,908,093 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	18	17
Additional paid-in capital	3,219,081	3,182,753
Accumulated other comprehensive loss	(350)	(9)
Accumulated deficit	(3,263,075)	(3,103,937)
Total stockholders’ (deficit) equity	(44,326)	78,824
Noncontrolling interest	42,499	62,195
Total liabilities, redeemable noncontrolling interest, stockholders' (deficit) equity and noncontrolling interest	$1,725,571	$1,454,387
1We have variable interest entities, which represent a portion of the consolidated balances recorded within these financial statement line items in the consolidated balance sheets (see Note 11 - Portfolio Financings).

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019

Revenue:
Product	$663,512	$518,633	$557,336
Installation	96,059	101,887	60,826
Service	144,184	109,633	95,786
Electricity	68,421	64,094	71,229
Total revenue	972,176	794,247	785,177
Cost of revenue:
Product	471,654	332,724	435,479
Installation	110,214	116,542	76,487
Service	148,286	132,329	100,238
Electricity	44,441	46,859	75,386
Total cost of revenue	774,595	628,454	687,590
Gross profit	197,581	165,793	97,587
Operating expenses:
Research and development	103,396	83,577	104,168
Sales and marketing	86,499	55,916	73,573
General and administrative	122,188	107,085	152,650
Total operating expenses	312,083	246,578	330,391
Loss from operations	(114,502)	(80,785)	(232,804)
Interest income	262	1,475	5,661
Interest expense	(69,025)	(76,276)	(87,480)
Interest expense - related parties	—	(2,513)	(6,756)
Other income (expense), net	(8,139)	(8,318)	706
Gain (loss) on extinguishment of debt	—	(12,878)	—
(Loss) gain on revaluation of embedded derivatives	(919)	464	(2,160)
Loss before income taxes	(192,323)	(178,831)	(322,833)
Income tax provision	1,046	256	633
Net loss	(193,369)	(179,087)	(323,466)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(28,924)	(21,534)	(19,052)
Net loss attributable to Class A and Class B common stockholders	(164,445)	(157,553)	(304,414)
Less: deemed dividend to noncontrolling interest	—	—	(2,454)
Net loss available to Class A and Class B common stockholders	$(164,445)	$(157,553)	$(306,868)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.95)	$(1.14)	$(2.67)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	173,438	138,722	115,118
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2021	2020	2019

Net loss	$(193,369)	$(179,087)	$(323,466)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale securities	—	(23)	14
Change in derivative instruments designated and qualifying as cash flow hedges	15,243	(6,896)	(6,085)
Foreign currency translation adjustment	(595)	—
Other comprehensive (loss) income, net of taxes	14,648	(6,919)	(6,071)
Comprehensive loss	(178,721)	(186,006)	(329,537)
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(13,935)	(28,425)	(24,842)
Comprehensive loss attributable to Class A and Class B stockholders	$(164,786)	$(157,581)	$(304,695)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest
(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
	Shares	Amount		Shares	Amount
Balances at December 31, 2018	—	$—	$57,261	109,421,183	$11	$2,481,352	$131	$(2,624,104)	$(142,610)	$125,110
Cumulative effect upon adoption of new accounting standard	—	—	—	—	—	—	—	(17,996)	(17,996)	—
Buyout of equity investors in PPA IIIb (Note 13)	—	—	—	—	—	(2,454)	169	—	(2,285)	—
Conversion of Notes	—	—	—	616,302	—	6,933	—	—	6,933	—
Issuance of restricted stock awards	—	—	—	8,921,807	1	—	—	—	1	—
ESPP purchase	—	—	—	1,718,433	—	11,183	—	—	11,183	—
Exercise of stock options	—	—	—	358,564	—	1,529	—	—	1,529	—
Stock-based compensation	—	—	—	—	—	188,114	—	—	188,114	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	14	—	14	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	(295)	—	(295)	(5,790)
Distributions to noncontrolling interests	—	—	(4,011)	—	—	102		—	102	(5,970)
Mandatory redemption of noncontrolling interests	—	—	(55,684)	—	—	—	—	—	—	—
Cumulative effect of hedge accounting	—	—	—	—	—	—		130	130	(130)
Net income (loss)	—	—	2,877	—	—	—	—	(304,414)	(304,414)	(21,929)
Balances at December 31, 2019	—	—	443	121,036,289	$12	2,686,759	19	(2,946,384)	(259,594)	91,291
Conversion of Notes	—	—	—	35,881,250	4	300,848	—	—	300,852	—
Issuance of convertible notes	—	—	—	—	—	126,799	—	—	126,799	—
Adjustment of embedded derivative for debt modification	—	—	—	—	—	(24,071)	—	—	(24,071)	—
Issuance of restricted stock awards	—	—	—	7,806,038	1		—	—	1	—
ESPP purchase	—	—	—	1,937,825	—	8,499	—	—	8,499	—
Exercise of stock options	—	—	—	1,341,324	—	14,988	—	—	14,988	—
Stock-based compensation	—	—	—	—	—	68,931	—	—	68,931	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(23)	—	(23)	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	(5)	—	(5)	(6,891)
Distributions to noncontrolling interests	—	—	(45)	—	—	—	—	—	—	(7,205)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	6,513
Net loss	—	—	(21)	—	—	—	—	(157,553)	(157,553)	(21,513)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	—	377	168,002,726	17	3,182,753	(9)	(3,103,937)	78,824	62,195
Issuance of redeemable convertible preferred stock (Note 18)	10,000,000	208,551	—	—	—	—	—	—	—	—
Cumulative effect upon adoption of new accounting standard (Note 2)	—	—	—	—	—	(126,799)	—	5,308	(121,491)	—
Issuance of restricted stock awards	—	—	—	3,052,012	—	—	—	—	—	—
ESPP purchase	—	—	—	1,945,305	—	10,045	—	—	10,045	—
Exercise of stock options	—	—	—	3,460,364	1	79,744	—	—	79,745	—
Stock-based compensation	—	—	—	—	—	73,338	—	—	73,338	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	—	—	15,243
Distributions to noncontrolling interests	—	—	(49)	—	—	—	—	—	—	(5,789)
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	(341)	(1)	(342)	(254)
Net loss	—	—	(28)	—	—	—	—	(164,445)	(164,445)	(28,896)
Balances at December 31, 2021	10,000,000	$208,551	$300	176,460,407	$18	$3,219,081	$(350)	$(3,263,075)	$(44,326)	$42,499

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(193,369)	$(179,087)	$(323,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,454	52,279	78,584
Non-cash lease expense	9,708	5,328	—
Write-off of property, plant and equipment, net	—	38	3,117
Write-off of customer financing receivable	—	—	11,302
Impairment of equity method investment	—	4,236	—
Write-off of PPA II and PPA IIIb decommissioned assets	—	—	70,543
Debt make-whole expense	—	—	5,934
Revaluation of derivative contracts	17,532	(497)	2,779
Stock-based compensation expense	73,274	73,893	196,291
Gain on long-term REC purchase contract	—	72	53
Gain on remeasurement of investment	(1,966)	—	—
Contingent consideration remeasurement	(3,623)	—	—
Interest Expense on Interest Rate Swap Settlement	(641)	—	—
Loss on extinguishment of debt	—	11,785	—
Amortization of debt issuance costs and premium, net	3,797	6,455	22,130
Changes in operating assets and liabilities:
Accounts receivable	8,570	(61,685)	51,952
Contract assets	(21,874)	—	—
Inventories	(885)	(33,004)	18,425
Deferred cost of revenue	17,567	19,910	(21,992)
Customer financing receivable	5,428	5,159	5,520
Prepaid expenses and other current assets	1,520	(3,124)	8,643
Other long-term assets	(2,854)	2,904	3,618
Accounts payable	13,132	(620)	(11,310)
Accrued warranty	1,481	(241)	(6,603)
Accrued expenses and other current liabilities	(2,144)	17,753	6,728
Operating lease right-of-use assets and operating lease liabilities	(12,953)	(2,855)	—
Financing cash flows from finance leases	1,142	—	—
Deferred revenue and customer deposits	(22,677)	(12,972)	37,146
Other long-term liabilities	(4,300)	(4,523)	4,376
Net cash (used in) provided by operating activities	(60,681)	(98,796)	163,770
Cash flows from investing activities:
Purchase of property, plant and equipment	(49,810)	(37,913)	(51,053)
Net cash acquired from step acquisition	3,114	—	—
Proceeds from maturity of marketable securities	—	—	104,500
Net cash (used in) provided by investing activities	(46,696)	(37,913)	53,447
Cash flows from financing activities:
Proceeds from issuance of debt	135,989	300,000	—
Proceeds from issuance of debt to related parties	—	30,000	—
Repayment of debt	(123,374)	(176,522)	(119,277)
Repayment of debt - related parties	—	(2,105)	(2,200)
Debt make-whole payment	—	—	(5,934)
Debt issuance costs	(1,950)	(13,247)	—
Proceeds from financing obligations	16,849	26,279	72,334
Repayment of financing obligations	(13,642)	(10,756)	(8,954)
Contribution from noncontrolling interest	—	6,513	—
Payments to noncontrolling and redeemable noncontrolling interests	—	—	(56,459)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(5,838)	(7,622)	(12,537)
Proceeds from issuance of common stock	89,790	23,491	12,713
Proceeds from issuance of redeemable convertible preferred stock, net	208,551	—	—
Net cash provided by (used in) financing activities	306,375	176,031	(120,314)
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(594)	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	198,404	39,322	96,903
Cash, cash equivalents, and restricted cash:
Beginning of period	416,710	377,388	280,485
End of period	$615,114	$416,710	$377,388

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,739	$71,651	$69,851
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	17,416	2,855	—
Operating cash flows from financing leases	878	61	—
Cash paid during the period for income taxes	576	371	860
Non-cash investing and financing activities:
Increase in recourse debt, non-current upon adoption of ASU 2020-06, net (Note 2)	$121,491	$—	$—
Liabilities recorded for property, plant and equipment	6,095	7,175	$1,745
Operating lease liabilities arising from obtaining right-of-use assets upon adoption of new lease guidance	—	39,775	—
Recognition of operating lease right-of-use asset during the year-to-date period	82,802	12,829	—
Recognition of financing lease right-of-use asset during the year-to-date period	2,210	385	—
Conversion of 6% and 8% convertible promissory notes into additional paid-in capital to related parties	—	—	6,933
Conversion of 10% convertible promissory notes into Class A common stock	—	252,797	—
Conversion of 10% convertible promissory notes to related party into Class A common stock	—	50,800	—
Accrued distributions to equity investors	—	—	373
Accrued interest for notes	—	1,298	1,812
Adjustment of embedded derivative related to debt extinguishment	—	24,071	—
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
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2020 and 2021, we had $291.8 million of total outstanding recourse debt as of December 31, 2021, $283.5 million of which is classified as long-term debt. Our recourse debt scheduled repayments will commence in June 2022.
On October 23, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with SK ecoplant Co., Ltd. (formerly known as SK Engineering and Construction Co., Ltd.) ("SK ecoplant") in connection with a strategic partnership. Pursuant to the SPA, on December 29, 2021, SK ecoplant purchased 10,000,000 shares of zero coupon, non-voting Series A redeemable convertible preferred stock ("RCPS") in Bloom Energy, par value $0.0001 per share, at a purchase price of $25.50 per share for an aggregate purchase price of $255.0 million, including an option to purchase Class A common stock. For more information about the SPA, please see Note 18 - SK ecoplant Strategic Investment, and for more information about our joint venture with SK ecoplant, please see Note 12 - Related Party Transactions.
In November 2021, PPA V entered into $136.0 million, 3.04% Senior Secured Notes due June 30, 2031, which replaces the LIBOR + 2.5% Term Loan due December 2021.
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
Correction of Previously Issued Consolidated Financial Statements
In preparation of the condensed consolidated financial statements for the three months ended March 31, 2020, errors in our consolidated statements of comprehensive loss were discovered. In the consolidated statements of comprehensive loss for the year ended December 31, 2019, comprehensive loss as previously reported was understated by $5.8 million. In addition, the reconciliation of comprehensive loss to comprehensive loss attributable to Class A and Class B stockholders was erroneously omitted. Management evaluated the impact of these errors to the previously issued financial statements and concluded the impacts were not material. The consolidated statements of comprehensive loss for the year ended December 31, 2019 has been revised to correct the errors described above.
Principles of Consolidation
These consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for each of our variable interest entities ("VIEs"), which we refer to as a tax equity partnership (each such VIE, also referred to as our power purchase agreement ("PPA") entities ("PPA Entities")). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the PPA Entities. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities, as discussed in Note 11 - Portfolio Financings. We evaluate our relationships with the PPA Entities on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
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
Other accounting estimates include variable consideration relating to product performance guaranties, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, product performance warranties and guaranties and extended maintenance, derivative valuations, estimates for recapture of the U.S. Investment Tax Credit ("ITC") and similar federal tax benefits, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, stock-based compensation expense and the fair value of contingent consideration related to business combinations, and estimates of fair value of preferred stock and equity and non-equity items in relation to the SK ecoplant strategic investment. In addition, because the duration and severity of the COVID-19 pandemic remains uncertain, certain of such estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, India and the Republic of Korea (collectively, the "Asia Pacific region"). In the years ended December 31, 2021 and 2020, total revenue in the Asia Pacific region was 38% and 35%, respectively, of our total revenue.

Credit Risk - At December 31, 2021 and 2020, SK ecoplant, accounted for approximately 60% and 56% of accounts receivable, respectively. To date, we have not experienced any credit losses.
Customer Risk - During the year ended December 31, 2021, revenue from two customers, SK ecoplant and RAD Bloom Project Holdco LLC, accounted for approximately 43% and 11% of our total revenue, respectively. In the year ended December 31, 2020, revenue from two customers, SK ecoplant and Duke Energy Corporation, accounted for approximately 34% and 28%, respectively, of our total revenue.
2. Summary of Significant Accounting Policies
Revenue Recognition

We primarily earn product and installation revenue from the sale and installation of our Energy Servers, service revenue by providing services under operations and maintenance services contracts, and electricity revenue by selling electricity to customers under PPAs and Managed Services Agreements (as defined below). We offer our customers several ways to finance their use of a Bloom Energy Server. Customers, including some of our international channel providers and Third Party PPAs, may choose to purchase our Energy Servers outright. Customers may also enter into contracts with us for the purchase of electricity generated by our Energy Servers (a "Managed Services Agreement"), which is then financed through one of our financing partners ("Managed Services Financings"), or as a traditional lease. Finally, customers may purchase electricity through our PPA Entities ("Portfolio Financings").
Revenue Recognition under ASC 606 Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). We adopted ASU 2014-09 and its related amendments (collectively, “ASC 606”) as of January 1, 2019 using the modified retrospective method.
In applying Accounting Standards Codification 606, Revenue from Contracts with Customers, revenue is recognized by following a five-step process:
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
Under ASC 840, Leases ("ASC 840"), our Managed Services Agreements with the financiers were classified as capital leases and were accordingly recorded as financing transactions, while the sub-lease arrangements with the end customer were classified as operating leases. We have determined that the financiers are our customers in our Managed Services Agreements. In these Managed Services Financings, we enter into an agreement with a customer for a certain term. In exchange for the use of the Energy Server and its generated electricity, the customer makes a monthly payment. The customer's monthly payment includes a fixed monthly capacity-based payment, and in some cases also includes a performance-based payment based on the performance of the Energy Server. The fixed capacity-based payments made by the customer are applied toward our obligation to pay down the financing obligation with the financier. The performance-based payment is transferred to us as compensation for operations and maintenance services and is recognized as service revenue. We allocate the total payments received based on the relative standalone selling prices to electricity revenue and to service revenue. Electricity revenue relating to PPAs was typically accounted for in accordance with ASC 840, and service revenue in accordance with ASC 606.
We adopted ASC 842, Leases ("ASC 842"), with effect from January 1, 2020. Managed Services Financings entered from January 1, 2020 until June 30, 2021, including some of our agreements with financiers are accounted for as financing transactions because the repurchase options in these agreements prevent the transfer of control of the systems to the financier. Additionally, some of our leaseback agreements with financiers are not operating leases and are therefore accounted for as failed sale-and-leaseback transactions. We also determined that the sub-lease arrangements under the Managed Services Agreements with the customer are not within the scope of ASC 842 because the customer does not have the right to control the use of the underlying assets (i.e., the Energy Servers). Accordingly, such agreements are accounted for under ASC 606. Under ASC 606, we recognize customer payments for electricity as electricity revenue.
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
During the second half of fiscal 2021, we completed several successful sale-and-lease back transactions in which we transferred control of the Energy Server to the financier and leased it back as an operating lease to provide electricity to the end customer.
In order for the transaction to meet the criteria for sale-leaseback accounting, control of the Energy Servers must transfer to the financier, which requires, among other criteria, the leaseback to meet the criteria for an operating lease in accordance with ASC 842. Accordingly, for such transactions where control transfers and the leaseback is classified as an operating lease, the proceeds from the sale to the financier are recognized as revenue based on the fair value of the Energy Servers sold and are allocated between Product Revenue and Installation Revenue based on the relative standalone selling prices.
We recognize a lease liability for the Energy Server leaseback obligation based on the present value of the future payments to the financier that are attributed to the Energy Server leaseback using our incremental borrowing rate. We also record a right-of-use asset, which is amortized over the term of the leaseback, and is included as a cost of electricity revenue on the consolidated statements of operations.
For certain sale-leaseback transactions, we receive proceeds from the financier in excess of the fair value of the Energy Servers in order to finance our ongoing costs associated with the operation of the Energy Servers during the term of the end customer agreement to provide electricity. Such proceeds are recognized as a financing obligation.
We allocate payments we are obligated to make under the leaseback agreement with the financier between the lease liability and the financing obligation based on the proportion of the financing obligation to the total proceeds to be received.
We recognize revenue from the satisfaction of performance obligations under our PPAs and Managed Services Financings to provide electricity to our end customers as the electricity is provided over the term of the agreement in the amount invoiced, which reflects the amount of consideration to which we have the right to invoice and which corresponds to the value transferred under such arrangements.

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
A description of the principal activities from which we recognize cost of revenues associated with each of our revenue streams are classified as follows:
Cost of Product Revenue - Cost of product revenue consists of costs of our Energy Servers that we sell to direct purchase, including financing partners on Third-Party PPAs, international channel providers and traditional lease customers. It includes costs paid to our materials suppliers, direct labor, manufacturing and other overhead costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of our equipment. For Energy Servers sold to customers pending installation, we provide warranty reserves as a part of product costs for the period from transfer of control of Energy Servers to commencement of operations.
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
Revenue Recognized from Portfolio Financings Through PPA Entities (See Note 11 - Portfolio Financings)
In 2010, we began selling our Energy Servers to tax equity partnerships in which we held an equity interest as a managing member, or a PPA Entity. The investors in a PPA Entity contribute cash to the PPA Entity in exchange for an equity interest, which then allows the PPA Entity to purchase the Operating Company and the Energy Servers.
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
Service revenue related to sales-type leases of $2.3 million, $2.3 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in electricity revenue in the consolidated statements of operations. We have not entered into any new Portfolio Financing arrangements through PPA Entities during the last three years.
Operating Leases - Certain Portfolio Financings with PPA Entities entered into prior to the adoption of ASC 842 that were deemed leases in substance, but did not meet the criteria of sales-type leases or direct financing leases in accordance with ASC 840, were accounted for as operating leases. The classification for such arrangements were carried over and accounted for as operating leases under ASC 842. Revenue under these arrangements is recognized as electricity sales and service revenue and is provided to the customer at rates specified under the PPAs. During the years ended December 31, 2021, 2020 and 2019, revenue from electricity sales from these Portfolio Financings with PPA Entities amounted to $28.6 million, $27.7 million and $29.7 million, respectively. During the years ended December 31, 2021, 2020 and 2019, service revenue amounted to $14.6 million, $13.8 million and $14.6 million, respectively.
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
Revenue at the tariff rate was recognized as electricity sales and service revenue as it was generated over the term of the arrangement until the final repowering in December 2019. Revenue relating to power generation at the Delmarva sites of $11.3 million for the year ended December 31, 2019 is included in electricity sales in the consolidated statements of operations. Revenue relating to power generation at the Delmarva sites for the year ended December 31, 2019 was $6.8 million and is included in service revenue in the consolidated statements of operations. There was no Delmarva revenue for the years ended December 31, 2021 and 2020.
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
The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed or otherwise ceases to be investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the federal tax incentives. No recapture has occurred during the years ended December 31, 2021 and 2020.

Recapture of federal tax incentives, including the investment tax credit, and Indemnifications
Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed or otherwise ceases to be qualified investment credit property before the close of the five year recapture period is fulfilled, it could result in a partial reduction of the ITC. Our sale of Energy Servers to PPA Entities and pursuant to Third-Party PPAs, in each case pursuant to a Portfolio Financing, were by the PPA Entities or tax equity partnerships in which we did not have an equity interest (the tax equity partnership purchaser, an "Investment Company") and, therefore, the PPA Entities or Investment Companies, as the case may be, bear the risk of recapture if the assets placed in service do not meet the ITC operational criteria in the future. As part of our upgrade of Energy Servers during 2019, we have agreed to indemnify our customer for up to $108.7 million should benefits expected from anticipated ITC and established tariffs fail to occur. We believe these events to be less than likely to occur and have not established financial reserves.
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
We recognize warranty costs for those contracts that are considered to be assurance-type warranties and consequently do not give rise to performance obligations or for those maintenance service contracts that were previously in the scope of ASC 605-20-25, Separately Priced Extended Warranty and Product Maintenance Contracts.
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
Operating Expenses
Advertising and Promotion Costs - Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. We did not incur any material advertising or promotion expenses during the years ended December 31, 2021 and 2020.
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
Refer to Note 15 - Income Taxes for further discussion of our income tax expense.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Financial assets utilizing Level 1 inputs typically include money market securities and U.S. Treasury securities.

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial liabilities utilizing Level 3 inputs include natural gas fixed price forward contracts, embedded derivatives in contracts with customers, embedded derivatives in our convertible notes, and the fair valuation of preferred stock, options on the future sale of common stock and certain non-equity items. Derivative liability valuations are performed based on a binomial lattice model and adjusted for illiquidity and/or non-transferability and such adjustments are generally based on available market evidence. Contract embedded derivatives valuations are performed using a Monte Carlo simulation model which considers various potential electricity price curves over the sales contracts terms.
Other Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash - Cash equivalents consist of highly liquid short-term investments with maturities of 90 days or less at the date of purchase.
Restricted cash is held as collateral to provide financial assurance that we will fulfill obligations and commitments primarily related to our Portfolio Financings, Third Party PPA and Managed Services Agreements. Restricted cash also includes debt service reserves, maintenance service reserves and facility lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset.
Derivative Financial Instruments - We enter into derivative natural gas fixed price forward contracts to manage our exposure to the fluctuating price of natural gas under certain of our power purchase agreements entered in connection with the PPA Entities (refer to Note 13 - Portfolio Financings). In addition, we entered into fixed forward interest rate swap arrangements to convert variable interest rates on debt to a fixed rate and on occasion have committed to certain utility grid price protection guarantees in sales agreements. During the year ended December 31, 2019, we also had derivative financial instruments embedded in our 6% Convertible Notes as a means by which to provide additional incentive to investors and to obtain a lower cost cash-source of funds.
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
Our interest rate swap arrangements prior to their termination qualified as cash flow hedges for accounting purposes as they effectively converted variable rate obligations into fixed rate obligations. The effective change is recorded in accumulated other comprehensive income (loss) and was recognized as interest expense on settlement. As of January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). Pursuant to ASU 2017-12, ineffectiveness is no longer required to be measured or disclosed. If a cash flow hedge is discontinued due to changes in the forecasted hedged transactions, hedge accounting is discontinued prospectively and any unrealized gain or loss on the related derivative is recorded in accumulated other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The fair value of the swap arrangement is recorded on the consolidated balance sheets as a component of accrued expenses and other current liabilities and as derivative liabilities. The changes in fair value of swap agreements are classified as operating activities within the statement of cash flows, which is consistent with the classification of the cash flows of the hedged item.
We issued preferred stock with conversion features in a complex transaction that is more fully explained in Note 18 - SK ecoplant Strategic Investment.
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

Impairment of Long-Lived Assets - Our long-lived assets include property, plant and equipment and Energy Servers capitalized in connection with our Managed Services Financing Program, Portfolio Financings and other similar arrangements. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. We did not have any impairment charges in any of the periods presented.
Goodwill - Goodwill is recognized in conjunction with business acquisitions as the excess of the purchase consideration for the business acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of a business acquisition.
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. We acquired the remaining noncontrolling equity interest in our related party Bloom Energy Japan Limited as of July 1, 2021. As of December 31, 2021, we recognized goodwill of $2.0 million in our consolidated balance sheets.
Redeemable Convertible Preferred Stock - We issued RCPS on December 29, 2021 that is recorded as mezzanine equity on our consolidated balance sheets because there are certain redemption provisions upon liquidation, dissolution, or deemed liquidation events (which include a change in control and the sale or other disposition of all or substantially all of our assets), which are considered contingent redemption provisions that are not solely within our control. We recorded the RCPS at fair value upon issuance, net of any issuance costs. For additional information, see Note 18 - SK ecoplant Strategic Investment.
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
Foreign Currency Transactions
The functional currencies of most of our foreign subsidiaries are the U.S. dollar since the subsidiaries are considered financially and operationally integrated with their domestic parent. For these subsidiaries, the foreign currency monetary assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates. Any currency transaction gains and losses are included as a component of other expense in our consolidated statements of operations.
The functional currency of our joint venture in the Republic of Korea is the local currency, the South Korean won ("KRW"), since the joint venture is financially independent of its U.S. parent and the KRW is the currency in which the joint venture generates and expends cash. Assets and liabilities of this entity are translated at the rate of exchange at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange during the period. For this entity, translation adjustments resulting from the process of translating the KRW financial statements into U.S. dollars are included in other comprehensive loss. Translation adjustments attributable to noncontrolling interests are allocated to and reported as part of the noncontrolling interests in the consolidated financial statements.
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
We elected to early adopt ASU 2020-06 as of January 1, 2021 using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. Prior period consolidated financial statements were not restated upon adoption.
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
Accounting Guidance Not Yet Adopted
Cessation of LIBOR - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended ("ASU 2020-04"), which provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In the fourth quarter of 2021, our LIBOR-based debt was refinanced with fixed rate debt. ASU 2020-04 can be applied through December 31, 2022, and has not affected our consolidated financial statements.
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
Contract Assets and Contract Liabilities Acquired in a Business Combination - In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The adoption impact of ASU 2021-08 will depend on the magnitude of any future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.
3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	December 31,
	2021	2020

Accounts receivable	$87,788	$96,186
Contract assets	25,201	3,327
Customer deposits	64,809	66,171
Deferred revenue	115,476	135,578
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, however billing milestones have not been reached. Customer deposits and deferred revenue are payments received from customers or invoiced amounts prior to transfer of controls of performance obligations. Customer deposits, except for the $34.2 million related to the transaction with SK ecoplant, are refundable fees until certain milestones are met.
Contract Assets

	Years Ended December 31,
	2021	2020

Beginning balance	$3,327	$2,768
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(1,198)	—
Revenue recognized and not billed as of the end of the period	23,072	559
Ending balance	$25,201	$3,327

Deferred Revenue
Deferred revenue activity, including deferred incentive revenue activity, during the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020

Beginning balance	$135,578	$175,619
Additions	916,604	652,960
Revenue recognized	(936,706)	(693,001)
Ending balance	$115,476	$135,578

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The significant component of deferred revenue at the end of the period consists of performance obligations relating to the provision of maintenance services under current contracts and future renewal periods. These obligations provide customers with material rights over a period that we estimate will be largely commensurate with the period of their expected use of the associated Energy Server. As a result, we expect to recognize these amounts as revenue over a period of up to 21 years, predominantly on a relative standalone selling price basis that reflects the cost of providing these services. Deferred revenue also includes performance obligations relating to product acceptance and installation. A significant amount of this deferred revenue is reflected as additions and revenue recognized in the same period and we expect to recognize substantially all amounts within a year. During the years ended December 31, 2021 and 2020, we recognized $1.2 million and $14.2 million, respectively, of previously deferred revenue that was not associated with acceptances or service in the year as a result of a modification of a contract with a customer.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, services and electricity (in thousands):

	Years Ended December 31,
	2021	2020	2019

Revenue from contracts with customers:
Product revenue	$663,512	$518,633	$557,336
Installation revenue	96,059	101,887	60,826
Services revenue	144,184	109,633	95,786
Electricity revenue	3,103	1,071	10,840
Total revenue from contract with customers	906,858	731,224	724,788
Revenue from contracts accounted for as leases:
Electricity revenue	65,318	63,023	60,389
Total revenue	$972,176	$794,247	$785,177

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and were as follows (in thousands):

	December 31,
	2021	2020
As Held:
Cash	$318,080	$180,808
Money market funds	297,034	235,902
	$615,114	$416,710
As Reported:
Cash and cash equivalents	$396,035	$246,947
Restricted cash	219,079	169,763
	$615,114	$416,710

Restricted cash consisted of the following (in thousands):

	December 31,
	2021	2020
Current:
Restricted cash	$89,462	$26,706
Restricted cash related to PPA Entities[1]	3,078	25,764
Restricted cash, current	92,540	52,470
Non-current:
Restricted cash	103,300	286
Restricted cash related to PPA Entities[1]	23,239	117,007
Restricted cash, non-current	126,539	117,293
	$219,079	$169,763
1 We have VIEs that represent a portion of the consolidated balances recorded within the "restricted cash" and other financial statement line items in the consolidated balance sheets (see Note 11 - Portfolio Financings). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2021, includes $41.7 million and $1.2 million of current restricted cash, respectively, and $57.7 million and $6.7 million of non-current restricted cash, respectively. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2020, includes $20.3 million and $0.7 million of current restricted cash, respectively, and $88.4 million and $13.3 million of non-current restricted cash, respectively. These entities are not considered VIEs.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with our designated financial institution. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $116.3 million and $49.3 million of accounts receivable during the years ended December 31, 2021 and 2020, respectively. The costs of factoring such accounts receivable on our consolidated statements of operations for the years ended December 31, 2021 and 2020 were not material.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents, the fair value of contingent consideration related to business combinations, natural gas fixed price forward contracts, embedded Escalation Protection Plan ("EPP") derivatives and interest rate swap agreements is described in Note 2 - Significant Accounting Policies.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
December 31, 2021	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$297,034	$—	$—	$297,034
	$297,034	$—	$—	$297,034
Liabilities
Derivatives:
Option to acquire a variable number of shares of Class A Common Stock (Note 18)	$—	$13,200	$—	$13,200
Natural gas fixed price forward contracts	—	—	—	—
Embedded EPP derivatives	—	—	6,461	6,461
	$—	$13,200	$6,461	$19,661

	Fair Value Measured at Reporting Date Using
December 31, 2020	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$235,902	$—	$—	$235,902
	$235,902	$—	$—	$235,902
Liabilities
Derivatives:
Natural gas fixed price forward contracts	$—	$—	$2,574	$2,574
Embedded EPP derivatives	—	—	5,541	5,541
Interest rate swap agreements	—	15,989	—	15,989
	$—	$15,989	$8,115	$24,104
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Option to acquire a variable number of shares of Class A Common Stock - We estimated the fair value of the Option (as defined in Note 18) to acquire a variable number of shares of Class A Common Stock using a Monte Carlo simulation model using a stochastic volatility parameter, which is calibrated and considers the observable implied volatility, the stock price of our Class A Common Stock and market interest rates. As the fair value is determined based on observable inputs, the Option to acquire a variable number of shares of Class A Common Stock is classified as a Level 2 financial liability.

Natural Gas Fixed Price Forward Contracts - As of December 31, 2020, natural gas fixed price forward contracts were valued using a combination of factors including the counterparty's credit rating and estimates of future natural gas prices. The leveling of each financial instrument is reassessed at the end of each period and is based on pricing information received from third-party pricing sources. As of December 31, 2021, our remaining natural gas fixed price forward contracts had no fair value.
The following table provides the number and fair value of our natural gas fixed price forward contracts (in thousands):

	December 31, 2021		December 31, 2020
	Number of Contracts (MMBTU)²	Fair Value	Number of Contracts (MMBTU)²	Fair Value

Liabilities¹:
Natural gas fixed price forward contracts (not under hedging relationships)	88	$—	830	$2,574

¹ Recorded in current liabilities and derivative liabilities in the consolidated balance sheets.
² One MMBTU is a traditional unit of energy used to describe the heat value (energy content) of fuels.
 For the years ended December 31, 2021 and 2020, we recognized an unrealized gain of $1.1 million and an unrealized loss of $0.1 million, respectively. We realized gains of $1.5 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively, on the settlement of these contracts in cost of revenue on our consolidated statements of operations.
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
For the years ended December 31, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $0.9 million and an unrealized gain of $0.6 million, respectively, in (loss) gain on revaluation of embedded derivatives on our consolidated statements of operations.

	Natural Gas Fixed Price Forward Contracts	Embedded EPP Derivative Liability	Total
Liabilities at December 31, 2019	$6,968	$6,176	$13,144
Settlement of natural gas fixed price forward contracts	(4,503)	—	(4,503)
Changes in fair value	109	(635)	(526)
Liabilities at December 31, 2020	2,574	5,541	8,115
Changes in fair value	(2,574)	920	(1,654)
Liabilities at December 31, 2021	$—	$6,461	$6,461
The following table presents the unobservable inputs related to the year ended December 31, 2020 Level 3 liabilities:

	As of December 31, 2020
Commodity Contracts	Derivative Liabilities	Valuation Technique	Unobservable Input	Units	Range	Average
	(in thousands)				($ per Units)
Natural Gas	$2,574	Discounted Cash Flow	Forward basis price	MMBTU	$2.82 - $5.03	$3.67
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
To estimate the liabilities related to the EPP contracts an option pricing method was implemented through a Monte Carlo simulation. The unobservable inputs were simulated based on the available values for avoided cost and cost of electricity as calculated for December 31, 2021 and 2020, using an expected growth rate of 7% over the contracts' life and volatility of 20%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2021. Avoided cost is the transmission and distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average of the amount of charge for each rate shall be weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the above derivatives if they were adjusted. Generally, an increase in natural gas prices and a decrease in electric grid prices would each result in an increase in the estimated fair value of our derivative liabilities.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our consolidated balance sheets. During the fourth quarter of 2021, we terminated our hedges and recognized $10.8 million of interest expense in relation to the terminated hedges in the consolidated statement of operations for the year ended December 31, 2021.
Redeemable Convertible Preferred Stock - RCPS are recorded at fair value upon issuance, net of any issuance costs in accordance with ASC 815-40, Contracts in Entity’s Own Equity. For additional information see Note 18 - SK ecoplant Strategic Investment.
We revalued the Option to purchase Class A common stock to its fair value as of December 31, 2021, and recorded a loss of $3.6 million which is included in other income (expense), net in our consolidated statements of operations. The fair value of the Option is reflected in Accrued expenses and other current liabilities in our consolidated balance sheet.
Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Customer Receivables and Debt Instruments - The fair value for customer financing receivables is based on a discounted cash flow model, whereby the fair value approximates the present value of the receivables (Level 3). The senior secured notes, term loans and convertible notes are based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents the estimated fair values and carrying values of customer receivables and debt instruments (in thousands):

	December 31, 2021		December 31, 2020
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$45,269	$38,334	$50,746	$42,679
Debt instruments
Recourse:
10.25% Senior Secured Notes due March 2027	68,968	72,573	68,614	71,831
2.5% Green Convertible Senior Notes due August 2025	222,863	356,822	99,394	426,229
Non-recourse:
7.5% Term Loan due September 2028	29,006	35,669	31,746	37,658
6.07% Senior Secured Notes due March 2030	73,262	83,251	77,007	89,654
3.04% Senior Secured Notes due June 2031	132,631	137,983	—	—
LIBOR + 2.5% Term Loan due December 2021	—	—	114,138	116,113
Redeemable convertible preferred stock, Series A	$208,551	$208,551	$—	$—

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	December 31,
	2021	2020

Raw materials	$80,809	$79,090
Work-in-progress	31,893	29,063
Finished goods	30,668	33,906
	$143,370	$142,059
The inventory reserves were $13.9 million and $14.0 million as of December 31, 2021 and 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020

Prepaid hardware and software maintenance	$3,494	$5,227
Receivables from employees	5,463	5,160
Other prepaid expenses and other current assets	21,704	20,331
	$30,661	$30,718
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	December 31,
	2021	2020

Energy Servers	$674,799	$669,422
Computers, software and hardware	21,276	20,432
Machinery and equipment	110,600	106,644
Furniture and fixtures	8,607	8,455
Leasehold improvements	52,936	37,497
Building	48,934	46,730
Construction-in-progress	43,544	21,118
	960,696	910,298
Less: accumulated depreciation	(356,590)	(309,670)
	$604,106	$600,628
Depreciation expense related to property, plant and equipment was $53.4 million and $52.2 million for the years ended December 31, 2021 and 2020, respectively.
Property, plant and equipment under operating leases by the PPA Entities was $368.0 million and $368.0 million and accumulated depreciation for these assets was $139.4 million and $115.9 million as of December 31, 2021 and 2020, respectively. Depreciation expense for these assets was $23.5 million and $23.8 million for the years ended December 31, 2021 and 2020, respectively.
Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	December 31,
	2021	2020

Prepaid insurance	$9,534	$11,792
Deferred commissions	7,569	6,732
Long-term lease receivable	7,953	6,995
Prepaid and other long-term assets	14,060	8,992
	$39,116	$34,511
Accrued Warranty
Accrued warranty liabilities consist of the following (in thousands):

	December 31,
	2021	2020

Product warranty	$961	$1,549
Product performance	10,785	8,605
Maintenance services contracts	—	109
	$11,746	$10,263
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2019	$9,881
Accrued warranty, net	5,944
Warranty expenditures during the year	(5,671)
Balances at December 31, 2020	10,154
Accrued warranty, net	11,049
Warranty expenditures during the year-to-date period	(9,457)
Balances at December 31, 2021	$11,746

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020

Compensation and benefits	$38,222	$28,343
Current portion of derivative liabilities	6,059	19,116
Sales-related liabilities	6,040	14,479
Accrued installation	13,968	16,468
Sales tax liabilities	1,491	2,732
Interest payable	2,159	2,224
Other	46,198	28,642
	$114,138	$112,004
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2021	2020

Delaware grant	$9,495	$9,212
Other	7,277	8,056
	$16,772	$17,268
We recorded a long-term liability for the potential future repayment of the incentive grant received from the Delaware Economic Development Authority of $9.5 million and $9.2 million as of December 31, 2021 and December 31, 2020, respectively. See Note 13 - Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of December 31, 2021 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$8,348	$60,620	$68,968	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	222,863	222,863	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	8,348	283,483	291,831
3.04% Senior Secured Notes due June 30, 2031	134,644	9,376	123,255	132,631	3.04%	June 2031	PPA V	No
7.5% Term Loan due September 2028	31,070	3,436	25,570	29,006	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	73,955	4,671	68,591	73,262	6.07%	March 2030	PPA IV	No
Total non-recourse debt	239,669	17,483	217,416	234,899
Total debt	$539,669	$25,831	$500,899	$526,730

The following is a summary of our debt as of December 31, 2020 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$—	$68,614	$68,614	$—	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	99,394	99,394	—	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	—	168,008	168,008	—
7.5% Term Loan due September 2028	34,456	2,826	28,920	31,746	—	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	77,837	3,882	73,125	77,007	—	6.07%	March 2030	PPA IV	No
LIBOR + 2.5% Term Loan due December 2021	114,761	114,138	—	114,138	—	LIBOR plus margin	December 2021	PPA V	No
Letters of Credit due December 2021	—	—	—	—	968	2.25%	December 2021	PPA V	No
Total non-recourse debt	227,054	120,846	102,045	222,891	968
Total debt	$527,054	$120,846	$270,053	$390,899	$968

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of December 31, 2021 and December 31, 2020.
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

Interest on the 10.25% Senior Secured Notes is payable quarterly, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The non-current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $61.7 million as of December 31, 2021. The current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $8.3 million as of December 31, 2021.
2.5% Green Convertible Senior Notes due August 2025 - In August 2020, we issued $230.0 million aggregate principal amount of our 2.5% Green Convertible Senior Notes due August 2025 (the "Green Notes"), unless earlier repurchased, redeemed or converted. The principal amount of the Green Notes are $230.0 million, less initial purchaser's discount of $6.9 million and other issuance costs of $3.0 million resulting in net proceeds of $220.1 million.
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
Interest on the Green Notes for the year ended December 31, 2021 was $7.7 million, including amortization of issuance costs of $2.0 million. Interest expense for the year ended December 31, 2020 was $2.9 million, including amortization of issuance costs of $0.8 million.

Non-recourse Debt Facilities
3.04% Senior Secured Notes due June 2031 - In November 2021, PPA V issued senior secured notes in an aggregate principal amount of $136.0 million due June 2031. The note bears a fixed rate of 3.04% per annum payable quarterly. The proceeds from the 3.04% Senior Secured Notes due June 2031 were utilized to (i) repay all obligations of the existing LIBOR + 2.5% Term Loan due December 2021, including an outstanding principal balance of $109.1 million, accrued interest of $0.1 million, and fees required to terminate associated interest rate swaps of $11.5 million, (ii) pay the required premium for the PPA V production insurance of $6.5 million, (iii) and pay related fees and expenses related to the refinancing totaling $2.1 million, resulting in a net cash flow of $6.7 million. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.0 million as of December 31, 2021, which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA V.
7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments, which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.6 million and $3.8 million as of December 31, 2021 and 2020, respectively, which was included as part of long-term restricted cash in the consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
6.07% Senior Secured Notes due March 2030 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly, which began in December 2015 and ends in March 2030. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $9.1 million and $8.5 million as of December 31, 2021 and 2020, respectively, which was included as part of long-term restricted cash in the consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
LIBOR + 2.5% Term Loan due December 2021 - In June 2015, PPA V entered into a $131.2 million term loan due December 2021. The loan was secured by all the assets of the PPA V and required quarterly principal payments which began in March 2017. In accordance with the credit agreement, PPA V was issued floating rate debt based on LIBOR plus a margin, paid quarterly. The applicable margins used for calculating interest expense are 2.25% for years 1-3 following the Term Conversion Date and 2.5% thereafter. For the lenders’ commitments to the loan and the commitments to a letter of credit facility, the PPA V also paid commitment fees at 0.5% per annum over the outstanding commitments, paid quarterly. In connection with the floating-rate credit agreement, in July 2015, PPA V entered into pay-fixed, receive-float interest rate swap agreements to convert its floating-rate loan into a fixed-rate loan. The agreement also included commitments to a letter of credit facility with the aggregate principal amount of $6.4 million, later adjusted down to $6.2 million. In November 2021, PPA V issued 3.04% Senior Secured Notes due June 2031 in an aggregate principal amount of $136.0 million due June 2031, the proceeds of which were primarily utilized to pay all obligations under the LIBOR + 2.5% Term Loan due December 2021.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of December 31, 2021 (in thousands):

2022	$25,831
2023	32,430
2024	36,369
2025	270,613
2026	44,870
Thereafter	129,556
$539,669
Interest expense of $69.0 million and $78.8 million for the years ended December 31, 2021 and 2020, respectively, was recorded in interest expense on the consolidated statements of operations. This interest expense includes interest expense - related parties of $2.5 million for the year ended December 31, 2020. We did not incur any interest expense - related parties during the year ended December 31, 2021.

8. Derivative Financial Instruments
Option to acquire a variable number of shares of Class A Common Stock (Note 18)
In December 2021, we provided SK ecoplant with an option to acquire a variable number of shares of Class A Common Stock (the “Option”). We concluded that the Option is a freestanding financial instrument that should be separately recorded at fair value on the date the SPA was executed. We determined the fair value of the Option on that date to be $9.6 million. We revalued the Option to its fair value of $13.2 million as of December 31, 2021, and recorded a loss of $3.6 million which is included in other income (expense), net in our consolidated statements of operations. The fair value of the Option is reflected in accrued expenses and other current liabilities in our consolidated balance sheet. For additional information, see Note 18 - SK ecoplant Strategic Investment.
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes.
The fair values of the derivatives designated as cash flow hedges as of December 31, 2021 and December 31, 2020 on our consolidated balance sheets are as follows (in thousands):

	December 31,
	2021	2020
Liabilities
Accrued expenses and other current liabilities	$—	$15,989
PPA V - In July 2015, PPA V entered into nine interest rate swap agreements to convert a variable interest rate debt to a fixed rate and we designated and documented the interest rate swap arrangements as cash flow hedges. Three of these swaps matured in 2016, three were to mature on December 31, 2021 and the remaining three were to mature on June 30, 2031. The effective change is recorded in accumulated other comprehensive loss and is recognized as interest expense on settlement. The notional amounts of the swaps are none and $181.4 million as of December 31, 2021 and December 31, 2020, respectively. During 2021, the variable rate debts were refinanced into fixed rate debt and there was no notational amount as the swaps were settled.
We measured the swaps at fair value on a recurring basis. Fair value is determined by discounting future cash flows using LIBOR rates with appropriate adjustment for credit risk. We realized immaterial gains attributable to the change in valuation during the years ended December 31, 2021 and 2020, and these gains are included in other expense, net, in the consolidated statements of operations. Upon settlement of the interest rate swaps in November 2021, we paid $11.5 million in breakage fees to terminate the interest rate swap contracts, and we recognized interest expense of $10.9 million on interest rate swaps settlements in our consolidated statements of operations.
The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$15,989	$9,238
Loss (gain) recognized in other comprehensive loss	(2,714)	8,465
Amounts reclassified from other comprehensive loss to earnings	(12,529)	(1,569)
Net loss (gain) recognized in other comprehensive loss	(15,243)	6,896
Gain recognized in earnings	(746)	(145)
Ending balance	$—	$15,989

Embedded EPP Derivatives in Sales Contracts
We estimate the fair value of the embedded EPP derivatives in certain of the contracts with our customers using a Monte Carlo simulation model, which considers various potential electricity price forward curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives. For the years ended December 31, 2021 and 2020, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized loss of $0.9 million and an unrealized gain of $0.6 million, respectively. These gains and losses are included within loss on revaluation of embedded derivatives in the consolidated statements of operations. The fair value of these derivatives was $6.5 million and $5.5 million as of December 31, 2021 and 2020, respectively.
9. Leases
Facilities, Energy Servers, and Vehicles
We lease most of our facilities, Energy Servers, and vehicles under operating and finance leases that expire at various dates through February 2036. We lease various manufacturing facilities in California and Delaware. Our Sunnyvale, California manufacturing facility lease was entered into in April 2005 and expires in December 2023. In June 2020 and in March 2021, we signed leases in Fremont, California that will expire in 2027 and 2036, respectively, to replace our manufacturing facilities in Sunnyvale and Mountain View, California. These existing plants in California together comprise approximately 581,000 square feet of space. In 2021, we extended the lease term for our headquarters in San Jose, California to 2031 and leased three additional floors. We lease additional office space as field offices in the United States and around the world including in China, India, Japan, the Republic of Korea, Taiwan and the United Arab Emirates.
Some of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. For the years ended December 31, 2021 and 2020, rent expense for all occupied facilities was $16.0 million and $9.9 million, respectively.
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
Our leases have lease terms ranging from less than 1 year to 15 years, some of which include options to extend the leases. The lease term is the non-cancelable period of the lease and includes options to extend the lease when it is reasonably certain that an option will be exercised.
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

Operating and financing lease right-of-use assets and lease liabilities for facilities, Energy Servers, and vehicles as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets, net [1,2]	$106,660	$35,621
Financing lease right-of-use assets, net [2,3,4]	2,944	334
Total	$109,604	$35,955

Liabilities:
Current:
Operating lease liabilities	$13,101	$7,899
Financing lease liabilities [5]	863	74
Total current lease liabilities	13,964	7,973

Non-current:
Operating lease liabilities	106,187	41,849
Financing lease liabilities [6]	2,157	267
Total non-current lease liabilities	108,344	42,116

Total lease liabilities	$122,308	$50,089
1 These assets primarily include leases for facilities, Energy Servers and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net, in the consolidated balance sheets, net of accumulated amortization.
5 Included in accrued expenses and other current liabilities in the consolidated balance sheets.
6 Included in other long-term liabilities in the consolidated balance sheets.
The components of our facilities, Energy Servers, and vehicles' lease costs for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease costs	$15,850	$9,804
Financing lease costs:
Amortization of financing lease right-of-use assets	1,345	51
Interest expense for financing lease liabilities	349	16
Total financing lease costs	1,694	67

Short-term lease costs	407	613

Total lease costs	$17,951	$10,484

Weighted average remaining lease terms and discount rates for our facilities, Energy Servers and vehicles as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Remaining lease term (years):
Operating leases	8.9 years	6.7 years
Finance leases	3.5 years	4.2 years

Discount rate:
Operating leases	9.6%	8.7%
Finance leases	7.6%	7.0%

Future lease payments under lease agreements for our facilities, Energy Servers and vehicles as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$13,153	$948
2023	14,994	944
2024	13,500	771
2025	13,524	301
2026	13,061	83
Thereafter	61,636	—
Total minimum lease payments	129,868	3,047
Less: amounts representing interest or imputed interest	(10,581)	(26)
Present value of lease liabilities	$119,287	$3,021
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
Managed Services - Our Managed Services Financings with financiers that result in failed sale-and-leaseback transactions are accounted for as financing transactions. Payments received from the financier are recognized as financing obligations in our consolidated balance sheets. Proceeds from the financiers in excess of fair value of Energy Servers under successful sale-and-leaseback transactions are also accounted for as financing liability. These financing obligations are included in each agreements' contract value and are recognized as short-term or long-term liabilities based on the estimated payment dates. The lease agreements expire on various dates through 2034. For successful sale-and-leaseback transactions, we recorded right-of-use assets and lease liabilities and recorded lease expense over the lease term. The recognized lease expense has been immaterial.

We recognized $35.1 million of product revenue, $20.9 million of installation revenue, $10.0 million of financing obligations, and $29.4 million of right-of-use assets and lease liabilities from such successful sale and leaseback transactions for the year ended December 31, 2021.
At December 31, 2021, future lease payments under the Managed Services Agreements financing obligations and the sublease payments from the customers under the related operating leases were as follows (in thousands):

Financing Obligations
2022	$45,117
2023	44,173
2024	42,100
2025	41,075
2026	36,477
Thereafter	55,780
Total lease payments	264,722
Less: imputed interest	(149,240)
Total lease obligations	115,482
Less: current obligations	(14,721)
Long-term lease obligations	$100,761
The long-term financing obligations, as reflected in our consolidated balance sheets, were $461.9 million and $460.0 million as of December 31, 2021 and 2020, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.
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
The components of our aggregate net investment in sales-type leases under our Portfolio Financings through PPA entities consisted of the following (in thousands):

	December 31,
	2021	2020
Lease payment receivables, net[1]	$44,378	$49,806
Estimated residual value of leased assets (unguaranteed)	890	890
Net investment in sales-type leases	45,268	50,696
Less: current portion	(5,784)	(5,428)
Non-current portion of net investment in sales-type leases	$39,484	$45,268
1 Net of current estimated credit losses of approximately $0.1 million as of December 31, 2021 and December 31, 2020.

As of December 31, 2021, the future scheduled customer payments from sales-type leases were as follows (in thousands):

Future minimum lease payments
2022	$6,110
2023	6,435
2024	6,797
2025	7,125
2026	7,491
Thereafter	11,690
Total undiscounted cash flows	45,648
Less: imputed interest	(1,219)
Present value of lease payments[1]	$44,429

[1] Amount comprises a current and long-term portion of lease receivables of $5.8 million and $39.5 million, respectively, after giving effect to a $0.1 million current expected credit loss reserve on the long-term portion, which is reflected as a component of the net investment in sales-type leases presented in our consolidated statement of financial position as customer financing receivables.

Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA Entities as of December 31, 2021, were as follows (in thousands):

Operating Leases
2022	44,205
2023	45,290
2024	46,533
2025	47,553
2026	48,732
Thereafter	215,286
Total lease payments	$447,599

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
Grants under the 2002 Plan generally vest ratably over a four years period from the vesting commencement date and expire ten years from grant date. Original grants under the 2002 Plan were for "common stock". Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock. As of December 31, 2021, options to purchase 48,777 shares of Class B common stock were outstanding with a weighted average exercise price of $30.29 per share. The 2002 Stock Plan has been canceled but continues to govern outstanding option grants under the 2002 Plan.

2012 Equity Incentive Plan
Our 2012 Equity Incentive Plan (the "2012 Plan") was approved in August 2012. The 2012 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights and RSUs, all of which may be granted to employees, including officers, and to non-employee directors and consultants except we may grant incentive stock options only to employees.
Grants under the 2012 Plan generally vest ratably over a four years period from the vesting commencement date and expire ten years from grant date. Original grants under the 2012 Plan were for "common stock". Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock. As of December 31, 2021, stock options to purchase 6,891,128 shares of Class B common stock were outstanding with a weighted average exercise price of $27.52 per share and no shares were available for future grant. The 2012 Equity Incentive Plan has been canceled but continues to govern outstanding option grants under the 2012 Plan.
2018 Equity Incentive Plan
The 2018 Equity Incentive Plan (the "2018 Plan") was approved in April 2018. The 2018 Plan became effective upon the IPO and serves as the successor to the 2012 Plan. The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, PSUs and stock bonuses. The 2018 Plan provides for the grant of awards to employees, directors, consultants, independent contractors and advisors provided the consultants, independent contractors, directors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of stock options is at least equal to the fair market value of Class A common stock on the date of grant. Grants under the 2018 Plan generally vest ratably over a three or four years from the vesting commencement date and expire ten years from grant date.
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
As of December 31, 2021, stock options to purchase 3,797,391 shares of Class A common stock were outstanding with a weighted average exercise price of $9.70 per share and 8,367,663 shares of outstanding RSUs that may be settled for Class A common stock which were granted pursuant to the 2018 Plan. As of December 31, 2021, we had 23,999,768 shares reserved for issuance under the 2018 Plan.
Stock-Based Compensation Expense
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of option valuation:

	Years Ended December 31,
	2021	2020	2019

Risk-free interest rate	—	0.6%	1.7% - 2.6%
Expected term (years)	—	6.6	6.4 - 6.7
Expected dividend yield	—	—	—
Expected volatility	—	71.0%	45.7% - 50.2%
The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2021	2020	2019

Cost of revenue	$13,811	$17,475	$45,429
Research and development	20,274	19,037	40,949
Sales and marketing	17,085	10,997	32,478
General and administrative	24,962	26,384	77,435
	$76,132	$73,893	$196,291
As of December 31, 2021, 2020 and 2019, we capitalized $5.8 million, $5.9 million and $7.3 million of stock-based compensation cost, respectively, into inventory and property, plant and equipment.
Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2019	17,837,316	$20.76	6.9	$14,964
Granted	200,000	7.30
Exercised	(1,341,324)	11.18
Cancelled	(1,341,721)	22.49
Balances at December 31, 2020	15,354,271	21.27	6.0	129,855
Exercised	(3,460,364)	23.05
Cancelled	(1,156,612)	16.33
Balances at December 31, 2021	10,737,295	21.23	5.2	60,304
Vested and expected to vest at December 31, 2021	10,620,061	21.36	5.2	58,772
Exercisable at December 31, 2021	8,858,957	23.67	4.8	36,441

Stock Options - During the years ended December 31, 2021 and 2020, we recognized $15.6 million and $19.1 million of stock-based compensation costs for stock options, respectively.
We did not grant options in the year ended December 31, 2021 and we granted 200,000 options of Class A common stock during the year ended December 31, 2020, and the weighted average grant-date fair value of those granted awards was $7.30 per share.
During the years ended December 31, 2021, 2020 and 2019, the intrinsic value of stock options exercised was $28.9 million, $11.2 million and $2.6 million, respectively.
As of December 31, 2021 and 2020, we had unrecognized compensation costs related to unvested stock options of $6.2 million and $20.7 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 0.9 years and 1.8 years, respectively. Cash received from stock options exercised totaled $79.7 million and $15.0 million for the years ended December 31, 2021 and 2020, respectively.

A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2019	10,112,266	$17.29
Granted	4,744,467	12.43
Vested	(7,806,038)	17.48
Forfeited	(631,907)	14.93
Unvested Balance at December 31, 2020	6,418,788	$13.71
Granted	6,475,536	25.82
Vested	(2,904,996)	17.04
Forfeited	(1,621,664)	20.97
Unvested Balance at December 31, 2021	8,367,664	20.52
Stock Awards - The estimated fair value of RSUs and PSUs is based on the fair value of our Class A common stock on the date of grant. For the years ended December 31, 2021 and 2020, we recognized $50.1 million and $44.1 million of stock-based compensation costs for stock awards, respectively.
As of December 31, 2021 and 2020, we had $114.9 million and $59.8 million of unrecognized stock-based compensation cost related to unvested stock awards, expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.
Executive Awards
In November 2019, the Board approved stock options ("2019 Executive Awards") to certain executive staff. The 2019 Executive Awards were granted pursuant to the 2018 Plan and consist of three vesting tranches with a vesting schedule based on the attainment of market conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2019 Executive Awards are recognized over the service period, even though no tranches of the 2019 Performance Awards vest unless a market condition is achieved. The grant date fair value of the options is determined using a Monte Carlo simulation.
In June 2020, the Board approved stock awards ("2020 Executive Awards") to certain executive staff. The 2020 Executive Awards were PSUs granted pursuant to the 2018 Plan and consist of three vesting tranches with an annual vesting schedule based on the attainment of performance conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2020 Executive Awards is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
In June 2021, the Board approved stock awards ("2021 Executive Awards") to certain executive staff. The 2021 Executive Awards were PSUs granted pursuant to the 2018 Plan and consist of three vesting tranches with an annual vesting schedule based on the attainment of performance conditions and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2021 Executive Awards is recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
In May 2021, we issued RSUs and PSUs to our Chief Executive Officer. The RSUs will vest in equal annual installments over five years from the grant date. A portion of the PSUs can be earned based on achieving certain financial performance goals and another portion can be earned based upon achieving certain progressive stock price hurdles. Any shares issued under the PSU awards will be subject to a two-year post-vest holding period in which the award holder will be restricted from selling any shares (net of shares settled for taxes). As of December 31, 2021, the unamortized compensation expense for the RSUs and PSUs was $24.0 million. Actual compensation expense is dependent on the performance of the PSUs that vest based upon a performance condition. We estimated the fair value of the PSUs that vest based on a market condition on the date of grant using a Monte Carlo simulation with the following assumptions: (i) expected volatility of 71.2%, (ii) risk-free interest rate of 1.6%, and (iii) no expected dividend yield.

The following table presents the stock activity and the total number of shares available for grant under our stock plans as of December 31, 2021:

Plan Shares Available for Grant

Balances at December 31, 2020	20,233,754
Added to plan	8,102,014
Granted	(6,475,536)
Cancelled	2,778,276
Expired	(491,724)
Balances at December 31, 2021	24,146,784

2018 Employee Stock Purchase Plan
In April 2018, we adopted the 2018 ESPP. The 2018 ESPP became effective upon our initial public offering ("IPO") in July 2018. The 2018 ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The aggregate number of our shares that may be issued over the term of our ESPP is 33,333,333 Class A common stock. A total of 3,333,333 shares of our Class A common stock were initially reserved for issuance under the plan. The number of shares reserved for issuance under the 2018 ESPP will increase automatically on the 1st day of January of each of the first nine years following the first offering date by the number of shares equal to one percent (1%) of the total number of Class A common stock, Class B common stock and common stock equivalents (including options, RSUs, warrants and preferred stock on an as converted basis) issued and outstanding on the immediately preceding December 31 (rounded down to the nearest whole share); provided, that the Board of Directors or the Compensation Committee may in its sole discretion reduce the amount of the increase in any particular year.
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
During the years ended December 31, 2021 and 2020, we recognized $7.7 million and $5.7 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 1,945,305 shares in the year ended December 31, 2021. During the year ended December 31, 2021, we added an additional 1,902,572 shares and there were 2,544,668 shares available for issuance as of December 31, 2021.
As of December 31, 2021, we had $9.8 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.5 years.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

Years Ended December 31,
	2021	2020

Risk-free interest rate	0.1% - 2.8%	0.12%- 1.51%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—
Expected volatility	95.0% - 114.5%	61.0% - 119.2%

11. Portfolio Financings
Overview
We have developed various financing options that enable customers' use of the Energy Servers through third-party ownership financing arrangements.
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
PPA Entities' Activities Summary
The table below shows the details of the three Investment Company VIEs that were active during the year ended December 31, 2021 and their cumulative activities from inception to the years indicated (dollars in thousands):

	PPA IIIa	PPA IV	PPA V
Overview:
Maximum size of installation (in megawatts)	10	21	40
Installed size (in megawatts)	10	19	37
Term of power purchase agreements (in years)	15	15	15
First system installed	Feb-13	Sep-14	Jun-15
Last system installed	Jun-14	Mar-16	Dec-16
Income (loss) and tax benefits allocation to Equity Investor	99%	90%	99%
Cash allocation to Equity Investor	99%	90%	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	5%	No flip	No flip
Equity Investor [1]	US Bank	Exelon Corporation	Exelon Corporation
Put option date [2]	1st anniversary of flip point	N/A	N/A
Company cash contributions	$32,223	$11,669	$27,932
Company non-cash contributions [3]	$8,655	$—	$—
Equity Investor cash contributions	$36,967	$84,782	$227,344
Debt financing	$44,968	$99,000	$131,237
Activity as of December 31, 2021:
Distributions to Equity Investor	$4,897	$12,848	$26,601
Debt repayment—principal	$13,899	$25,045	$132,587
Activity as of December 31, 2020:
Distributions to Equity Investor	$4,847	$8,852	$24,809
Debt repayment—principal	$10,513	$21,163	$16,475
Activity as of December 31, 2019:
Distributions to Equity Investor	$4,803	$6,692	$70,591
Debt repayment—principal	$6,631	$18,012	$9,453

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

The noncontrolling interests in PPA IIIa are redeemable as a result of the put option held by the Equity Investors as of December 31, 2021 and 2020. At December 31, 2021 and 2020, the carrying value of redeemable noncontrolling interests of $0.3 million and $0.4 million, respectively, exceeded the maximum redemption value.

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

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,541	$1,421
Restricted cash	3,078	4,698
Accounts receivable	5,112	4,420
Customer financing receivable	5,784	5,428
Prepaid expenses and other current assets	3,071	3,048
Total current assets	18,586	19,015
Property and equipment, net	228,546	252,020
Customer financing receivable, non-current	39,484	45,268
Restricted cash, non-current	23,239	15,320
Other long-term assets	2,362	37
Total assets	$312,217	$331,660
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$194	$19,510
Deferred revenue and customer deposits	662	662
Non-recourse debt	17,483	120,846
Total current liabilities	18,339	141,018
Deferred revenue and customer deposits, non-current	5,410	6,072
Non-recourse debt, non-current	217,417	102,045
Total liabilities	$241,166	$249,135
We consolidated each PPA Entity as VIEs in the PPA IV transaction and the PPA V transaction, as we remain the minority shareholder in each of these transactions but have determined that we are the primary beneficiary of these VIEs. These PPA Entities contain debt that is non-recourse to us and own Energy Server assets for which we do not have title.

We believe that by presenting assets and liabilities separate from the PPA Entities, we provide a better view of the true operations of our core business. The table below provides detail into the assets and liabilities of Bloom Energy separate from the PPA Entities. The table provides our stand-alone assets and liabilities, those of the PPA Entities combined, and our consolidated balances as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Bloom Energy	PPA Entities	Consolidated	Bloom Energy	PPA Entities	Consolidated

Assets
Current assets	$787,834	$18,586	$806,420	$599,589	$19,015	$618,604
Long-term assets	625,520	293,631	919,151	523,138	312,645	835,783
Total assets	$1,413,354	$312,217	$1,725,571	$1,122,727	$331,660	$1,454,387
Liabilities
Current liabilities	$315,792	$856	$316,648	$295,359	$20,172	$315,531
Current portion of debt	8,348	17,483	25,831	—	120,846	120,846
Long-term liabilities	669,759	5,410	675,169	600,489	6,072	606,561
Long-term portion of debt	283,482	217,417	500,899	168,008	102,045	270,053
Total liabilities	$1,277,381	$241,166	$1,518,547	$1,063,856	$249,135	$1,312,991
12. Related Party Transactions
Our operations include the following related party transactions (in thousands):

	Years Ended December 31,
	2021	2020	2019

Total revenue from related parties	$16,038	$7,562	$228,100
Interest expense to related parties	—	2,513	6,756
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp. ("Softbank"), which was accounted for as an equity method investment. Under this arrangement, we sold Energy Servers and provided maintenance services to the joint venture. On July 1, 2021 (the "BEJ Closing Date"), we acquired Softbank's 50% interest in the joint venture for a cash payment of $2.0 million and subject to a $3.6 million earn out. As of the BEJ Closing Date, Bloom Energy Japan Limited ("Bloom Energy Japan") is no longer considered a related party. For additional information, see Note 17 - Business Combinations.
For the years ended December 31, 2021 and 2020, we recognized related party total revenue of $1.6 million and $3.4 million, respectively. Accounts receivable from this joint venture was $2.4 million as of December 31, 2020.
SK ecoplant Joint Venture and Strategic Partnership
In September 2019, we entered into a joint venture agreement with SK ecoplant to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is majority controlled and managed by us and is accounted for as a consolidated subsidiary. For the years ended December 31, 2021 and 2020, we recognized related party revenue of $14.5 million and $4.2 million, respectively. As of December 31, 2021 and 2020, we had outstanding accounts receivable of $4.4 million and none, respectively.

On October 23, 2021, we expanded our existing relationship with SK ecoplant. In connection with the execution of the strategic partnership, we entered into a Securities Purchase Agreement pursuant to which we agreed to sell and issue to SK ecoplant 10,000,000 shares of Series A Redeemable Convertible Preferred Stock. In addition, SK ecoplant acquired an option to acquire a variable number of shares of our Class A Common Stock and acquired certain rights and provisions relating to the arrangement under this strategic partnership. For additional information, see Note 18 - SK ecoplant Strategic Investment.
Debt to Related Parties
We had no debt or convertible notes from investors considered to be related parties as of December 31, 2021.
13. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of December 31, 2021 and December 31, 2020, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Portfolio Financings Performance Guarantees - Under the terms of the PPA I transaction, customers agree to purchase power from our Energy Servers at negotiated rates, generally for periods of up to 15 years. We are responsible for all operating costs necessary to maintain, monitor and repair the Energy Servers, including the fuel necessary to operate the systems under certain PPAs. The risk associated with the future market price of fuel purchase obligations is mitigated with commodity contract futures. For additional information, see Note 11 - Portfolio Financings.
We guarantee the performance of Energy Servers at certain levels of output and efficiency to its customers over the contractual term. The PPA Entities monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded in cost of service revenue in the consolidated statements of operations. We paid $0.3 million and $7.4 million for the years ended December 31, 2021 and 2020, respectively.
Letters of Credit - In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized LC facility for this purpose. As of December 31, 2021, the balance of this cash-collateralized LC was $99.4 million, of which $41.7 million and $57.7 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb upgrade of Energy Servers, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations. As of December 31, 2021, the balance of the long-term restricted cash fund was $6.7 million.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The grant contains two types of milestones that we must complete to retain the entire amount of the grant proceeds. The first milestone was to provide employment for 900 full time workers in Delaware by the end of the first recapture period of September 30, 2017. The second milestone was to pay these full-time workers a cumulative total of $108.0 million in compensation by September 30, 2017. There are two additional recapture periods at which time we must continue to employ 900 full time workers and the cumulative total compensation paid by us is required to be at least $324.0 million by September 30, 2023. As of December 31, 2021, we had 484 full time workers in Delaware and paid $191.4 million in cumulative compensation. As of December 31, 2020, we had 424 full time workers in Delaware and paid $152.2 million in cumulative compensation. We have so far received $12.0 million of the grant, which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, up to an additional $2.5 million on September 30, 2023. We repaid $1.5 million and $1.0 million of the grant in 2017 and 2021, respectively. As of December 31, 2021, we have recorded $9.5 million in other long-term liabilities for potential future repayments of this grant.
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

In July 2018, two former executives of Advanced Equities, Inc., Keith Daubenspeck and Dwight Badger, filed a statement of claim with the American Arbitration Association in Santa Clara, CA, against us, Kleiner Perkins, Caufield & Byers, LLC (“KPCB”), New Enterprise Associates, LLC (“NEA”) and affiliated entities of both KPCB and NEA seeking to compel arbitration and alleging a breach of a confidential agreement executed between the parties on June 27, 2014 (the “Confidential Agreement”). On May 7, 2019, KPCB and NEA were dismissed with prejudice. On June 15, 2019, a second amended statement of claim was filed against us alleging securities fraud, fraudulent inducement, a breach of the Confidential Agreement, and violation of the California unfair competition law. On July 16, 2019, we filed our answering statement and affirmative defenses. On September 27, 2019, we filed a motion to dismiss the statement of claim. On March 24, 2020, the Tribunal denied our motion to dismiss in part, and ordered that claimant’s relief is limited to rescission of the Confidential Agreement or remedies consistent with rescission, and not expectation damages. On September 14, 2020, the Tribunal issued an interim order dismissing the claimant’s remaining claims and requesting further briefing on the issue of prevailing party. On November 10, 2020, the Tribunal issued an order declaring us the prevailing party and requesting a motion for award of attorney’s fees. On March 17, 2021, we received the final award for attorneys fees and costs. On March 26, 2021, we filed a petition in the Northern District of California to confirm the award. Messrs. Badger and Daubenspeck have taken the position that the award should be vacated, including on the ground that one of the arbitrators made insufficient disclosures or was biased against them. The Northern District of California rejected the arguments made by Messrs. Badger and Daubenspeck and on September 8, 2021, issued an order granting our petition to confirm the award, and entered judgment in our favor for the attorneys fees and costs awarded by the Tribunal. On October 1, 2021, Mr. Badger and Mr. Daubenspeck filed a notice of appeal with the United States Court of Appeal for the Ninth Circuit.
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

In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. On September 3, 2019, the court appointed a lead plaintiff and lead plaintiffs’ counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in the IPO and our auditor as defendants for the Section 11 claim, as well as adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act" ) against us, and certain members of our senior management team. The amended complaint alleged a class period for all claims from the time of our IPO until September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint, which continued to make the same claims and added allegations pertaining to the restatement and, as to claims under the Exchange Act, extended the putative class period through February 12, 2020. On July 1, 2020, we and the other defendants filed a motion to dismiss the second amended complaint. On September 29, 2021, the court entered an order dismissing with leave to amend (1) five of seven statements or groups of statements alleged to violate Sections 11 and 15 of the Securities Act and (2) all allegations under the Exchange Act. All allegations against our auditors were also dismissed. Plaintiffs elected not to amend the complaint and instead on October 22, 2021 filed a motion for entry of final judgment in favor of our auditors so that plaintiffs could appeal the dismissal of those claims. The court denied that motion on December 1, 2021 and in response plaintiffs have filed a motion asking the court to certify an interlocutory appeal as to the accounting claims. Separately, the claims for violation of Sections 11 and 15 of the Securities Act that were not dismissed by the court are proceeding to discovery. A case schedule has been set, with a trial scheduled for November 2023. We believe the claims to be without merit and we intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and accordingly are not able to estimate any range of reasonably possible losses.
In September 2019, we received a books and records demand from purported stockholder Dennis Jacob (“Jacob Demand”). The Jacob Demand cites allegations from the September 17, 2019 report prepared by admitted short seller Hindenburg Research. In November 2019, we received a substantially similar books and records demand from the same law firm on behalf of purported stockholder Michael Bolouri (“Bolouri Demand” and, together with the Jacob Demand, the “Demands”). On January 13, 2020, Messrs. Jacob and Bolouri filed a complaint in the Delaware Court of Chancery to enforce the Demands in the matter styled Jacob, et al. v. Bloom Energy Corp., C.A. No. 2020-0023-JRS. On March 9, 2020, Messrs. Jacob and Bolouri filed an amended complaint in the Delaware Court of Chancery to add allegations regarding the restatement. The court held a one-day trial on December 7, 2020. On February 25, 2021, the Delaware Court of Chancery issued a decision rejecting the Bolouri Demand but granting in part the Jacob Demand allowing limited access to certain books and records pertaining to the allegations made in the Hindenburg Research Report. On March 29, 2021, the Court of Chancery entered a Final Order and Judgment regarding the required production of documents. On April 28, 2021, we produced documents to Mr. Jacob responsive to the Final Order and Judgment. We are unable to estimate any range of reasonably possible losses.

In March 2020, Francisco Sanchez filed a class action complaint in Santa Clara County Superior Court against us ~~a~~lleging certain wage and hour violations under the California Labor Code and Industrial Welfare Commission Wage Orders and that we engaged in unfair business practices under the California Business and Professions Code, and in July 2020 he amended his complaint to add claims under the California Labor Code Private Attorneys General Act ("PAGA"). On November 30, 2020, we filed a motion to compel arbitration and the motion was to be heard on March 5, 2021. On February 24, 2021, Mr. Sanchez dismissed the individual and class action claims without prejudice, leaving one cause of action for enforcement of the Private Attorney Generals Act. In April 2021, an amended complaint reflecting these changes was filed with the Santa Clara Superior Court. The parties attended a mediation on January 10, 2022, and agreed to resolve the PAGA and individual claims for an amount under $1.0 million. The parties are preparing an agreement, which, once executed, will be presented to the court for approval in compliance with PAGA.

In June 2021, we filed a petition for writ of mandate and a complaint for declaratory and injunctive relief in the Santa Clara Superior Court against the City of Santa Clara for failure to issue building permits for two of our customer installations and asking the court to require the City of Santa Clara to process and issue the building permits. In October 2021, we filed an amended petition and complaint that asserts additional constitutional and tort claims based on the City’s failure to timely issue the Energy Server permits. Discovery has commenced and we are aggressively pursuing all claims. On February 4, 2021, the City of Santa Clara filed a Motion for Demurrer. which will be heard on April 21, 2021. If we are unable to secure building permits for these customer installations in a timely fashion, our customers will terminate their contracts with us and select another energy provider. In addition, if we are no longer able to install our Energy Servers in Santa Clara under building permits, we may not able to secure future customer bookings for installation in the City of Santa Clara.

In February 2022, Plansee SE/Global Tungsten & Powders Corp. ("Plansee/GTP"), a former supplier, filed a request for expedited arbitration with the World Intellectual Property Organization Arbitration and Mediation Center in Geneva Switzerland, for various claims arising under a Supply Agreement between Plansee/GTP and Bloom Energy Corporation including infringement of several claims of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003. We believe Plansee/GTP’s claims to be without merit and we intend to defend this action vigorously. Given that the case is still in its early stages, we are unable to predict the outcome of this arbitration at this time and accordingly are not able to estimate any range of reasonably possible losses.
14. Segment Information
Our chief operating decision makers ("CODM"), the CEO and the CFO, review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The CODM allocate resources and make operational decisions based on direct involvement with our operations and product development efforts. We are managed under a functionally-based organizational structure with the head of each function reporting to the CEO. The CODM assess performance, including incentive compensation, based upon consolidated operations performance and financial results on a consolidated basis. As such, we have a single operating unit structure and are a single reporting segment.
15. Income Taxes
The components of income (loss) before the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

United States	$(195,208)	$(179,657)	$(324,467)
Foreign	2,885	826	1,634
Total	$(192,323)	$(178,831)	$(322,833)

 The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019

Current:
Federal	$—	$—	$—
State	107	21	26
Foreign	1,012	472	595
Total current	1,119	493	621
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(73)	(237)	12
Total deferred	(73)	(237)	12
Total provision for income taxes	$1,046	$256	$633
A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Tax at federal statutory rate	$(40,387)	$(37,552)	$(67,795)
State taxes, net of federal effect	107	21	26
Impact on noncontrolling interest	6,074	4,522	4,001
Elimination of acquiree deferred taxes	2,149	—	—
Non-U.S. tax effect	412	78	264
Nondeductible expenses	3,603	908	144
Stock-based compensation	5,307	5,956	6,484
Loss on debt extinguishment	—	214	—
U.S. tax on foreign earnings (GILTI)	59	203	221
Acquisition contingent liability	(762)	—	—
Change in valuation allowance	24,484	25,906	57,288
Provision for income taxes	$1,046	$256	$633
For the year ended December 31, 2021, we recognized a provision for income taxes of $1.0 million on a pre-tax loss of $192.3 million, for an effective tax rate of (0.5)%. For the year ended December 31, 2020, we recognized a provision for income taxes of $0.3 million on a pre-tax loss of $178.8 million, for an effective tax rate of (0.1)%. For the year ended December 31, 2019, we recognized a provision for income taxes of $0.6 million on a pre-tax loss of $322.8 million, for an effective tax rate of (0.2)%. The effective tax rate for 2021, 2020 and 2019 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

Significant components of our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020

Tax credits and net operating loss carryforwards	$562,384	$510,599
Lease liabilities	151,937	128,151
Depreciation and amortization	9,516	7,541
Deferred revenue	23,208	27,134
Accruals and reserves	14,524	15,068
Stock-based compensation	20,138	35,815
Other items - deferred tax assets	28,258	25,931
Gross deferred tax assets	809,965	750,239
Valuation allowance	(689,257)	(614,958)
Net deferred tax assets	120,708	135,281
Investment in PPA entities	(7,911)	(10,757)
Discount upon issuance of debt	—	(29,513)
Managed services - deferred costs	(20,935)	(21,898)
Right-of-use assets and leased assets	(89,165)	(70,818)
Other items - deferred tax liability	(1,742)	(1,413)
Gross deferred tax liabilities	(119,753)	(134,399)
Net deferred tax asset	$955	$882
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
In August 2020, FASB issued ASU 2020-06. The new standard simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted as early as fiscal years beginning after December 15, 2020. We elected to early adopted ASU 2020-06 as of January 1, 2021, and upon adoption, we combined the previously separated equity component with the liability component of Green Notes that were issued in 2021. There will no longer be a debt discount representing the difference between the carrying value and the principal of the convertible debt instrument. As a result, the deferred tax liabilities for debt discount established at issuance was adjusted accordingly upon the adoption of ASU 2020-06, offset by a corresponding impact to the increase of valuation allowance, thus has no impact on our financial results.
A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not more-likely-than-not to be realized. Management believes that, based on available evidence, both positive and negative, it is not more likely than not that the net U.S. deferred tax assets will be utilized. As a result, a full valuation allowance has been recorded.
The valuation allowance for deferred tax assets was $689.3 million and $615.0 million as of December 31, 2021 and 2020, respectively. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $74.3 million and a decrease of $18.6 million, respectively.
At December 31, 2021, we had federal and California net operating loss carryforwards of $2.1 billion and $1.3 billion, respectively, to reduce future taxable income. The expiration of federal and California net operating loss carryforwards is summarized as follows (in billions):

	Federal	California
Expire in 2022 - 2026	$0.1	$—
Expire in 2027-2031	0.6	0.5
Expire beginning in 2032	1.0	0.8
Carryforward indefinitely	0.4	—
Total	$2.1	$1.3

At December 31, 2021, we also had other state net operating loss carryforwards of $366.1 million, that will begin to expire in 2022. In addition, we had approximately $26.2 million of federal research credit, $6.6 million of federal investment tax credit, and $15.9 million of state research credit carryforwards.
The expiration of the federal and California credit carryforwards is summarized as follows (in millions):

	Federal	California
Expire in 2022 - 2026	$1.7	$—
Expire in 2027 - 2031	7.2	—
Expire beginning in 2032	23.9	—
Carryforward indefinitely	—	15.9
Total	$32.8	$15.9
We have not reflected deferred tax assets for the federal and state research credit carryforwards as the entire amount of the carryforwards represent unrecognized tax benefits.
Internal Revenue Code Section 382 (“Section 382”) limits the use of net operating loss and tax credit carryforwards in certain situations in which changes occur in our capital stock ownership. Any annual limitation may result in the expiration of net operating losses and credits before utilization. If we should have an ownership change, as defined by the tax law, utilization of the net operating loss and credit carryforwards could be significantly reduced. We completed a Section 382 analysis through December 31, 2021. Based on this analysis, Section 382 limitations will not have a material impact on our net operating loss and credit carryforwards related to any ownership changes.
During the year ended December 31, 2021, the amount of uncertain tax positions increased by $4.3 million. We have not recorded any uncertain tax liabilities associated with our tax positions.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Unrecognized tax benefits beginning balance	$37,753	$34,480
Gross decrease for tax positions of prior year	—	—
Gross increase for tax positions of prior year	95	307
Gross increase for tax positions of current year	4,162	2,966
Unrecognized tax benefits end balance	$42,010	$37,753
If fully recognized in the future, there would be no impact to the effective tax rate, and $38.7 million would result in adjustments to the valuation allowance. We do not have any tax positions that are expected to significantly increase or decrease within the next 12 months.
Interest and penalties, to the extent there are any, would be included in income tax expense. There were no interest or penalties accrued during or for the years ended December 31, 2021 and 2020.

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
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on our financial results for the year ended December 31, 2021.
Our accumulated undistributed foreign earnings as of December 31, 2021 have been subject to either the deemed one-time mandatory repatriation under the Tax Act or the current year income inclusion under GILTI regime for U.S. tax purposes. If we were to make actual distributions of some or all of these earnings, including earnings accumulated after December 31, 2017, we would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. We have not accrued for these potential U.S. state income tax and foreign withholding taxes because we intend to permanently reinvest our foreign earnings in our international operations. However, any additional income tax associated with the distribution of these earnings would be immaterial.
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
The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019

Numerator:
Net loss attributable to Class A and Class B common stockholders	$(164,445)	$(157,553)	$(304,414)
Deemed dividend	—	—	(2,454)
Net loss available to Class A and Class B common stockholders	$(164,445)	$(157,553)	$(306,868)
Denominator:
Weighted average shares of common stock, basic and diluted	173,438	138,722	115,118
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.95)	$(1.14)	$(2.67)

On December 29, 2021, we issued 10,000,000 shares of Series A Redeemable Convertible Preferred Stock. For additional information, see Note 18 - SK ecoplant Strategic Investment. The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the years presented as their inclusion would have been antidilutive:

	Years Ended December 31,
	2021	2020	2019

Convertible notes	14,187	29,729	27,213
Redeemable convertible preferred stock	82	—	—
Stock options and awards	7,018	6,109	4,631
	21,287	35,838	31,844

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
In accordance with ASC 805 Business Combinations, we allocated the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values and we recorded the excess purchase price over those fair values as goodwill. The fair value of assets acquired and liabilities assumed as part of this transaction are not material. The fair value of net tangible assets acquired approximated their carrying value. The Purchase Agreement included an earn-out related to a potential sale of Energy Servers to an identified customer (up to 10.5 megawatts of aggregate baseload) for an additional payment of up to approximately $3.6 million, which can be earned on or before the two year anniversary of the BEJ Closing Date. Acquisition-related costs were expensed as incurred and were not material. In the fourth quarter of 2021, we determined that no additional consideration with relation to the earn-out would be paid and the contingency was resolved.
Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the expected benefits of streamlining our marketing and sales activities in Japan. We recognized acquired goodwill of $2.0 million which is recorded in long-term assets as of December 31, 2021. This acquired goodwill is not deductible for tax purposes. In connection with the acquisition and as a result of the re-measurement, we recognized $2.0 million fair value investment on the previously written-off equity investment in our original 50% interest in Bloom Energy Japan as of July 1, 2021 as a gain in other income (expense), net on our consolidated statement of operations. The loss from operations since the acquisition date that had been included in the consolidated statement of operations was $1.1 million.

18. SK ecoplant Strategic Investment
In October 2021, we expanded our existing relationship with SK ecoplant. As part of this arrangement, we amended the previous Preferred Distribution Agreement (“PDA”) and Joint Venture Agreement (“JVA”) with SK ecoplant. The restated PDA establishes SK ecoplant’s purchase commitments for our Energy Servers for the next three years on a take or pay basis as well as the basis for determining the prices at which the Energy Servers and related components will be sold. The restated JVA increases the scope of assembly done by the joint venture facility in the Republic of Korea, which was established in 2019, for the procurement of local parts for our Energy Servers and the assembly of certain portions of the Energy Servers for the South Korean market. We also entered into a new Commercial Cooperation Agreement (the “CCA”) regarding initiatives pertaining to the hydrogen market and general market expansion for our products.
Simultaneous with the execution of the above agreements, we entered into a SPA pursuant to which we agreed to sell and issue to SK ecoplant 10,000,000 shares of Series A RCPS, par value $0.0001 per share, at a purchase price of $25.50 per share for an aggregate purchase price of $255.0 million. On December 29, 2021, the closing of the sale of RCPS was completed and we issued the 10,000,000 shares of RCPS (the "Initial Investment").
In addition to the Initial Investment, the SPA provided SK ecoplant with an option to acquire a variable number of shares of Class A Common Stock (the “Option”). The number of shares SK ecoplant may acquire under the Option (the “Option Shares”) is calculated as the lesser of (i) 11,000,000 shares of Class A Common Stock plus the number of shares of Class A Common Stock that SK ecoplant must hold to become our largest shareholder by no less than 1% of our issued and outstanding capital stock as of the issuance date of the Option Shares; and (ii) 15% of our issued and outstanding capital stock as of the issuance date of the Option Shares. The exercise price of the Option is calculated as the higher of (i) $23.00 per share and (ii) 115% of the volume-weighted average closing price of the 20 consecutive trading day period immediately preceding the exercise of the Option. SK ecoplant may exercise the Option through August 31, 2023, and the transaction must be completed as of November 30, 2023.
PDA, JVA, CCA and the SPA entered into with SK ecoplant concurrently should be evaluated as a combined contract in accordance with ASC 606 and, to the extent applicable for separated components, under the guidance of Topic 815 - Derivatives and Hedging and applicable subsections and ASC 480 - Distinguishing Liabilities from Equity.
We concluded that the Option is a freestanding financial instrument that should be separately recorded at fair value on the date the SPA was executed. We determined the fair value of the Option on that date to be $9.6 million.
We determined the fair value of the RCPS on the date of issuance thereof to be $218.0 million. We determined that the sale of the RCPS should be recorded at fair value. Accordingly, we allocated the excess of the cash proceeds received of $255.0 million plus the change in fair value of the RCPS between October 23, 2021, and December 29, 2021, of $9.7 million, over the fair value of the RCPS on December 29, 2021, and the fair value of the Option on October 23, 2021, to the PDA. This excess amounted to $37.0 million and will be recognized as revenue over the take or pay period based on an estimate of the revenue we expect to receive under the PDA. Accordingly, during the year ended December 31, 2021, we recognized Product Revenue of $2.8 million in connection with this arrangement. The unrecognized amount of $34.2 million included $7.8 million in deferred revenue and customer deposits and $26.4 million in long-term deferred revenue and customer deposits, non-current, on the consolidated balance sheet.
We revalued the Option to its fair value as of December 31, 2021, and recorded a loss of $3.6 million, which is included in other income (expense), net in our consolidated statements of operations. The fair value of the Option is reflected in Accrued expenses and other current liabilities in our consolidated balance sheet.
The RCPS has been presented outside of permanent equity in the mezzanine section of the consolidated balance sheets because there are certain redemption provisions upon liquidation, dissolution, or deemed liquidation events (which include a change in control and the sale or other disposition of all or substantially all of our assets), which are considered contingent redemption provisions that are not solely within our control.
We incurred transaction costs of $9.8 million in connection with this arrangement. We allocated the transaction costs between the RCPS, and the Option based on their relative fair values. Accordingly, an amount of $9.4 million is set off against the carrying amount of the RCPS with the balance of $0.4 million included in other income (expense), net in our consolidated statements of operations.

Description of RCPS. The significant rights and preferences of the RCPS are as follows:
Liquidation: Upon the liquidation or dissolution of Bloom, or a deemed liquidation event (which includes a change in control or the sale or other disposition of all or substantially all of our assets), the holders of the RCPS are entitled to receive in preference to the holders of the Common Stock, the greater of (i) their liquidation preference or (ii) an amount they would be entitled to receive on an as-converted basis. The liquidation preference is subject to adjustment in the event of stock splits or combinations, and dividends or other distributions on the Class A Common Stock which are payable in shares of Class A Common Stock. After payment of the liquidation preference to the holders of the RCPS, our remaining assets are available for distribution to the holders of Common Stock on a pro rata basis.
Redemption rights: If approved by a majority of the holders of the RCPS, the RCPS may be redeemed by Bloom after the 10-month anniversary of the issuance date. The redemption price is $25.50 per share.
Additionally, certain redemption provisions apply following liquidation, dissolution, or deemed liquidation events (which include a change in control and the sale or other disposition of all or substantially all of our assets).
Conversion: The RCPS are convertible at any time at SK ecoplant’s option into Class A common stock at $25.50 per share (subject to adjustment in the event of stock splits or combinations, and dividends or other distributions on the Class A Common Stock which are payable in shares of Class A Common Stock).
In addition, on the first anniversary of the issuance date, the RCPS shall automatically convert into shares of Class A Common Stock at the conversion price in effect at that time.
Protective provisions: Bloom is prohibited from the following actions without the affirmative vote of a majority of the holders of the RCPS: (i) increasing the authorized number of shares of RCPS; (ii) authorizing or creating any new class of stock that is senior to or on a parity with the RCPS or increasing or decreasing the authorized number of shares of any such new class of stock; (iii) amending the rights, preferences or privileges of the RCPS; and (iv) redeeming the RCPS.
Voting and dividend rights: The holders of the RCPS have no voting rights except on matters related to the RCPS and are not entitled to dividends.
Investor Agreement. In connection with the Initial Investment, we entered into an Investor Agreement with SK ecoplant, which provides for certain rights and restrictions relating to the Initial Investment and the subsequent purchase of the Option Shares:
•Board composition: Following the purchase of the Option Shares and continuing until it owns less than 5% of the Class A Common Stock, the holders of the RCPS will be entitled to nominate one member to our board of directors.
•Voting rights: From the date on which SK ecoplant purchases the Option Shares until the date on which it owns less than 5% of the Class A Common Stock, SK ecoplant shall vote in accordance with the majority of our Board of Directors, except that SK ecoplant may vote in its sole discretion on matters regarding any transactions between us and any Korean companies operating in the construction business.
•Restrictions on dispositions: SK ecoplant cannot sell the Option Shares without the prior consent of the majority of our board of directors during the period commencing on the date on which the Options Shares are purchased and continuing until the 2nd anniversary thereof. SK ecoplant has the right to sell the Class A Common Stock received on conversion of the RCPS prior to its exercise of the Option. However, if SK ecoplant holds the Class A Common Stock received on conversion of the RCPS at the time it exercises the Option, these share are also subject to the aforementioned restriction on disposition.
•Restrictions on beneficial ownership: Following the issuance of the RCPS and continuing until the later of (i) the second anniversary of the date of issuance of the Option Shares; (ii) the date on which SK ecoplant no longer has the right to designate a director to the board; and (iii) the date on which SK ecoplant owns less than 5% of the shares of Class A Common Stock, SK ecoplant may not, without Bloom’s consent: (i) acquire shares of Class A Common Stock other than as provided by the SPA; (ii) call any stockholders meeting or propose any matter to be voted on by the board; (iii) nominate any person not approved by the board; (iv) support any tender for Bloom’s securities; (v) solicit any proxies; (vi) propose any merger or business combination; or (vii) propose any restructuring or liquidation (amongst other actions).

•Preemptive rights: Subsequent to the purchase of the Option Shares, if we issue any shares, SK ecoplant has the right to purchase the number of shares as are required to maintain its ownership percentage, on the same terms and conditions and at the same price as issued to other investors.
19. Subsequent Events
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal controls over financial reporting, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of the end of fiscal 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

ITEM 9B - OTHER INFORMATION
None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

Part III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Annual Report on Form 10-K is incorporated by reference herein to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

Part IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

See the following Index to Exhibits.

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2	Amended and Restated Bylaws, effective November 5, 2020	8-K	001-38598	3.2	11/12/2020
3.3	Certificate of Designation of Series A Redeemable Convertible Preferred Stock	8-K	001-38598	3.1	12/30/2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-225571	4.1	7/9/2018
4.2	Agreement and Warrant to Purchase Series F Preferred Stock by and between PE12GVVC (US Direct) Ltd. and the Registrant, dated July 1, 2014	S-1	333-225571	4.11	6/12/2018
4.3	Agreement and Warrant to Purchase Series F Preferred Stock by and between PE12PXVC (US Direct) Ltd. and the Registrant, dated July 1, 2014	S-1	333-225571	4.12	6/12/2018
4.4	Warrant to Purchase Preferred Stock by and between Atel Ventures, Inc., in its capacity as Trustee for its assignee affiliated funds, and the Registrant, dated December 31, 2012	S-1	333-225571	4.13	6/12/2018
4.5	Plain English Warrant Agreement by and between Triplepoint Capital LLC, a Delaware limited liability company, and the Registrant, dated September 27, 2012	S-1	333-225571	4.14	6/12/2018
4.6	Form of Holder Voting Agreement, between KR Sridhar and certain parties thereto	S-1/A	333-225571	4.26	7/9/2018
4.7	Description of Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				Filed herewith
4.8	Form of Indenture for Senior Secured Notes due 2027	10-Q	001-38598	4.4	5/11/2020
4.9	Form of 10.25% Senior Secured Notes due 2027	10-Q	001-38598	4.5	5/11/2020

4.10		Form of Security Agreement for Senior Secured Notes due 2027	10-Q	001-38598	4.6	5/11/2020
4.11		Indenture, dated as of August 11, 2020, between Bloom Energy Corporation and U.S. Bank National Association, as trustee	8-K	001-38598	4.1	8/11/2020
4.12		Form of certificate representing the 2.50% Green Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.11 hereto)	8-K	001-38598	4.2	8/11/2020
10.1	^	2002 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.2	6/12/2018
10.2	^	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.3	6/12/2018
10.3	^	2018 Equity Incentive Plan and form of agreements used thereunder	S-1/A	333-225571	10.4	7/9/2018
10.4	^	2018 Employee Stock Purchase Plan and form of agreements used thereunder	S-1/A	333-225571	10.5	7/9/2018
10.5		Lease, dated as of December 23, 2020, between Google LLC and Registrant	10-K	001-38598	10.5	2/26/2021
10.6		Ground Lease by and between 1743 Holdings, LLC and the Registrant dated as of March 2012	S-1	333-225571	10.8	6/12/2018
10.7		Net Lease Agreement, dated as of April 4, 2018, by and between the Registrant and 237 North First Street Holdings, LLC	S-1	333-225571	10.29	6/12/2018
10.8	^	Consulting Agreement between the Registrant and Colin L. Powell, dated as of January 29, 2009	S-1	333-225571	10.31	6/12/2018
10.9	^	Amendment to Consulting Agreement between the Registrant and Colin L. Powell, dated as of July 31, 2019	10-K	001-38598	10.14	3/31/2020
10.10		Grant Agreement by and between the Delaware Economic Development Authority and the Registrant, dated March 1, 2012	S-1	333-225571	99.1	6/12/2018
10.11	^	Form of Indemnification Agreement	10-Q	001-38598	10.1	9/7/2018
10.12	^	Form of Offer Letter	10-K	001-38598	10.27	3/22/2019
10.13	†	Preferred Distributor Agreement by and between Registrant and SK Engineering & Construction Co., Ltd dated November 14, 2018	10-K	001-38598	10.28	3/22/2019
10.14	†	Third Amended and Restated Purchase, Use and Maintenance Agreement between Registrant and 2016 ESA Project Company, LLC, dated as of September 26, 2018	10-K	001-38598	10.29	3/22/2019
10.15		Amendment No. 1 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of September 28, 2018	10-K	001-38598	10.30	3/22/2019
10.16		Amendment No. 2 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of December 19, 2018	10-K	001-38598	10.31	3/22/2019
10.17	x	Equity Capital Contribution Agreement between the Company, SP Diamond State Class B Holdings, LLC, Diamond State Generation Partners, LLC, and Diamond State Generation Holdings, LLC, dated June 14, 2019	10-Q	001-38598	10.1	8/14/2019

10.18	x	Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Holdings LLC dated June 14, 2019	10-Q	001-38598	10.2	8/14/2019
10.19	x	Fuel Cell System Supply and Installation Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.3	8/14/2019
10.20	x	Amended and Restated Master Operations and Maintenance Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.4	8/14/2019
10.21	x	Repurchase Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.5	8/14/2019
10.22	x	Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Partners, LLC dated June 14, 2019	10-Q	001-38598	10.6	8/14/2019
10.23	x	Annex 1 (Definitions) to Equity Capital Contribution Agreement (Ex 10.1) and Limited Liability Agreements (Exs. 10.2 and 10.6)	10-Q	001-38598	10.7	8/14/2019
10.24	x	Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019	10-Q	001-38598	10.8	8/14/2019
10.25	x	Annexes to Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019	10-Q	001-38598	10.9	8/14/2019
10.26	^	Bloom Energy Corporation 2021 Deferred Compensation Plan	10-K	001-38598	10.26	2/26/2021
10.27	x	Fourth Amended and Restated Limited Liability Company Agreement of Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.32	3/31/2020
10.28	x	Fuel Cell System Supply and Installation Agreement between Bloom Energy Corporation and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.33	3/31/2020
10.29	x	Second Amended and Restated Administrative Services Agreement by and between Bloom Energy Corporation and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.34	3/31/2020
10.30	x	Equity Capital Contribution Agreement with respect to Diamond State Generation Partners, LLC by and among Bloom Energy Corporation, Diamond State Generation Holdings, LLC, SP Diamond State Class B Holdings LLC, Assured Guaranty Municipal Corp. and Diamond State Generation Partners LLC, dated as of December 23, 2019	10-K	001-38598	10.35	3/31/2020
10.31	x	Second Amended and Restated Master Operations and Maintenance Agreement between Bloom Energy Corporation as Operator and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.36	3/31/2020
10.32		First Amendment to Repurchase Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-K	001-38598	10.37	3/31/2020
10.33	^	Offer Letter between the Company and Chris White, dated April 16, 2019	10-K	001-38598	10.38	3/31/2020

10.34	^	Change of Control and Severance Agreement between the Company and Chris White dated April 16, 2019	10-K	001-38598	10.39	3/31/2020
10.35	^	Offer Letter between the Company and Gregory Cameron, dated March 20, 2020	8-K	001-38598	10.1	4/2/2020
10.36		Note Purchase Agreement among the Registrant, the guarantor named therein, and the purchasers listed therein, dated as of March 30, 2020	10-Q	001-38598	10.3	5/11/20
10.37		Amendment Support Agreement by and among the Registrant and the investors named therein, dated as of March 31, 2020	10-Q	001-38598	10.4	5/11/20
10.38	x	Amended and Restated Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 30, 2020	10-Q/A	001-38598	10.2	8/5/2020
10.39	x	Preferred Distributor Agreement by and between Registrant and SK D&D Co., Ltd dated January 30, 2019	10-K	001-38598	10.44	2/26/2021
10.40		Lease Agreement between Pacific Commons Owner, LP, and Bloom Energy Corporation entered into as of March 13, 2021	10-Q	001-38598	10.1	5/6/2021
10.41	^	Offer Letter between the Registrant and Guillermo Brooks dated May 31, 2021	10-Q	001-38598	10.1	8/6/2021
10.42		Third Amendment to Net Lease Agreement, dated as of June 6, 2021, by and between the Registrant and SPUS9 at First Street, LP	10-Q	001-38598	10.2	8/6/2021
10.43	x	Purchase, Engineering, Procurement and Construction Contract between the Registration, RAD 2021 Bloom ESA Funds I - V, and RAD Bloom Project Holdco LLC, dated as of June 25, 2021	10-Q	001-38598	10.3	8/6/2021
10.44	x	Operations and Maintenance Agreement between the Registrant and RAD Bloom Project Holdco LLC, dated as of June 25, 2021	10-Q	001-38598	10.4	8/6/2021
10.45	^	Form of Employment, Change in Control and Severance Agreement	10-Q	001-38598	10.5	8/6/2021
10.46	^	Form of Preferred Stock Unit Agreement under 2018 Equity Incentive Plan				Filed herewith
10.47		Securities Purchase Agreement, dated October 23, 2021, by and among the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	10/25/2021
110.48	x	Amended and Restated Preferred Distributor Agreement, dated October 23, 2021, by and among the Registrant, Bloom SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.	10-Q	001-38598	10.2	11/5/2021
10.49		Amendment to the Joint Venture Agreement, dated October 23, 2021, by and between the Registrant and SK ecoplant Co., Ltd.	10-Q	001-38598	10.3	11/5/2021
10.50		Investor Agreement, dated December 29, 2021, by and among the Registrant and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	12/30/2021
10.51	x	Master Supply Agreement, dated December 24, 2021, by and between Registrant and SK E&C BETEK Corporation				Filed herewith
16.1		Letter dated September 4, 2020 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission	8-K	001-38598	16.1	9/4/2020

21.1		List of Subsidiaries	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP	Filed herewith
23.2		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Confidential treatment requested with respect to portions of this exhibit.
x	Portions of this exhibit are redacted as permitted under Regulation S-K, Rule 601.

ITEM 16 - FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	February 25, 2022	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 25, 2022	By:	/s/ Gregory Cameron
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

Date:	February 25, 2022	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 25, 2022	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 25, 2022	/s/ Michael Boskin
Michael Boskin
Director

Date:	February 25, 2022	/s/ Mary K. Bush
Mary K. Bush
Director

Date:	February 25, 2022	/s/ John T. Chambers
John T. Chambers
Director

Date:	February 25, 2022	/s/ Jeffrey Immelt
Jeffrey Immelt
Director

Date:	February 25, 2022	/s/ Scott Sandell
Scott Sandell
Director

Date:	February 25, 2022	/s/ Eddy Zervigon
Eddy Zervigon
Director