Form 10-Q
period 2022-03-31
Bloom Energy Corp
filed 2022-05-06
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022
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
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 2, 2022 was as follows:
Class A Common Stock, $0.0001 par value, 162,369,209 shares
Class B Common Stock, $0.0001 par value, 15,829,833 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2022
Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Loss	5
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest	6
Condensed Consolidated Statements of Cash Flows	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	59
Item 4 - Controls and Procedures	59

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	60
Item 1A - Risk Factors	60
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 3 - Defaults Upon Senior Securities	85
Item 4 - Mine Safety Disclosures	85
Item 5 - Other Information	85
Item 6 - Exhibits	86

Signatures	87

Unless the context otherwise requires, the terms "we," "us," "our," and "Bloom Energy," each refer to Bloom Energy Corporation and all of its subsidiaries.

Table of Contents
Index to Financial Statements
Part I
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data and par values)
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents[1]	$286,007	$396,035
Restricted cash[1]	70,141	92,540
Accounts receivable[1]	110,842	87,789
Contract assets	13,533	25,201
Inventories	183,066	143,370
Deferred cost of revenue	17,143	25,040
Customer financing receivable[1]	5,875	5,784
Prepaid expenses and other current assets[1]	37,000	30,661
Total current assets	723,607	806,420
Property, plant and equipment, net[1]	608,912	604,106
Operating lease right-of-use assets	98,119	106,660
Customer financing receivable, non-current[1]	38,005	39,484
Restricted cash, non-current[1]	137,748	126,539
Deferred cost of revenue, non-current	3,212	1,289
Goodwill	1,957	1,957
Other long-term assets[1]	38,412	39,116
Total assets	$1,649,972	$1,725,571
Liabilities, Redeemable Convertible Preferred Stock, Redeemable Noncontrolling Interest, Stockholders’ (Deficit) Equity and Noncontrolling Interest
Current liabilities:
Accounts payable	$89,012	$72,967
Accrued warranty	14,671	11,746
Accrued expenses and other current liabilities[1]	92,170	114,138
Deferred revenue and customer deposits[1]	94,044	89,975
Operating lease liabilities	11,598	13,101
Financing obligations	15,172	14,721
Recourse debt	12,355	8,348
Non-recourse debt[1]	17,936	17,483
Total current liabilities	346,958	342,479
Deferred revenue and customer deposits, non-current[1]	80,457	90,310
Operating lease liabilities, non-current	105,656	106,187
Financing obligations, non-current	452,229	461,900
Recourse debt, non-current	280,056	283,483
Non-recourse debt, non-current[1]	212,465	217,416
Other long-term liabilities	18,356	16,772
Total liabilities	1,496,177	1,518,547

Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, Series A: 10,000,000 shares authorized and 10,000,000 shares and no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	208,551	208,551
Redeemable noncontrolling interest	—	300
Stockholders’equity (deficit):
Common stock: $0.0001 par value; Class A shares - 600,000,000 shares authorized and 162,165,862 shares and 160,627,544 shares issued and outstanding and Class B shares - 600,000,000 shares authorized and 15,829,833 shares and 15,832,863 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	18	18
Additional paid-in capital	3,251,128	3,219,081
Accumulated other comprehensive loss	(503)	(350)
Accumulated deficit	(3,341,434)	(3,263,075)
Total stockholders’ equity (deficit)	(90,791)	(44,326)
Noncontrolling interest	36,035	42,499
Total liabilities, redeemable noncontrolling interest, stockholders' (deficit) equity and noncontrolling interest	$1,649,972	$1,725,571
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

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue:
Product	$133,547	$137,930
Installation	13,553	2,659
Service	35,239	36,417
Electricity	18,700	17,001
Total revenue	201,039	194,007
Cost of revenue:
Product	105,742	87,294
Installation	12,773	4,625
Service	41,826	36,118
Electricity	12,761	11,319
Total cost of revenue	173,102	139,356
Gross profit	27,937	54,651
Operating expenses:
Research and development	34,526	23,295
Sales and marketing	21,334	19,952
General and administrative	37,736	25,801
Total operating expenses	93,596	69,048
Loss from operations	(65,659)	(14,397)
Interest income	59	74
Interest expense	(14,087)	(14,731)
Other income (expense), net	(3,027)	(85)
(Loss) gain on revaluation of embedded derivatives	531	(518)
Loss before income taxes	(82,183)	(29,657)
Income tax provision	564	124
Net loss	(82,747)	(29,781)
Less: Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(4,388)	(4,892)
Net loss attributable to Class A and Class B common stockholders	$(78,359)	$(24,889)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.44)	$(0.15)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	177,189	170,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(82,747)	$(29,781)
Other comprehensive loss, net of taxes:
Change in derivative instruments designated and qualifying as cash flow hedges	—	(4,653)
Foreign currency translation adjustment	(153)	(228)
Other comprehensive (loss) income, net of taxes	(153)	(4,881)
Comprehensive loss	(82,900)	(34,662)
Less: Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(4,388)	(350)
Comprehensive loss attributable to Class A and Class B stockholders	$(78,512)	$(34,312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock, Redeemable Noncontrolling Interest, Stockholders' Equity (Deficit) and Noncontrolling Interest
(in thousands, except share data) (unaudited)

	Three Months Ended March 31, 2022
	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	10,000,000	$208,551	$300	176,460,407	$18	$3,219,081	$(350)	$(3,263,075)	$(44,326)	$42,499
Issuance of restricted stock awards	—	—	—	964,937	—	—	—	—	—	—
ESPP purchase	—	—	—	420,689	—	5,981	—	—	5,981	—
Exercise of stock options	—	—	—	149,662	—	980	—	—	980	—
Stock-based compensation	—	—	—	—	—	25,586	—	—	25,586	—
Distributions and payments to noncontrolling interests	—	—	—	—	—	(500)	—	—	(500)	(2,376)
Foreign currency translation adjustment	—	—	—	—	—	—	(153)	—	(153)	—
Net loss	—	—	(300)	—	—	—	—	(78,359)	(78,359)	(4,088)
Balances at March 31, 2022	10,000,000	$208,551	$—	177,995,695	$18	$3,251,128	$(503)	$(3,341,434)	$(90,791)	$36,035

	Three Months Ended March 31, 2021
	Convertible Redeemable Preferred Stock		Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	$—	$377	168,002,726	$17	$3,182,753	$(9)	$(3,103,937)	$78,824	$62,195
Cumulative effect upon adoption of new accounting standard (Note 2)	—	—	—	—	—	(126,799)	—	5,308	(121,491)	—
Issuance of restricted stock awards	—	—	—	1,140,502	—	—	—	—	—	—
ESPP purchase	—	—	—	977,508	—	4,726	—	—	4,726	—
Exercise of stock options	—	—	—	1,978,717	—	53,227	—	—	53,227	—
Stock-based compensation expense	—	—	—	—	—	15,780	—	—	15,780	—
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	—	—	—	4,653
Distributions to noncontrolling interests	—	—	(17)	—	—	—	—	—	—	(3,863)
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	(117)	—	(117)	(111)
Net loss	—	—	(4)	—	—	—	—	(24,889)	(24,889)	(4,888)
Balances at March 31, 2021	—	$—	$356	172,099,453	$17	$3,129,687	$(126)	$(3,123,518)	$6,060	$57,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(82,747)	$(29,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,384	13,442
Non-cash lease expense	3,072	2,115
Revaluation of derivative contracts	2,407	290
Stock-based compensation expense	25,542	17,210
Amortization of warranty balance	150	—
Amortization of debt issuance costs and premium, net	706	971
Changes in operating assets and liabilities:
Accounts receivable	(23,053)	(7,135)
Contract assets	11,668	(1,680)
Inventories	(39,542)	(10,820)
Deferred cost of revenue	5,865	(13,952)
Customer financing receivable	1,388	1,302
Prepaid expenses and other current assets	(6,340)	3,908
Other long-term assets	703	(687)
Accounts payable	16,117	14,145
Accrued warranty	2,925	(4,305)
Accrued expenses and other current liabilities	(25,144)	(24,941)
Operating lease right-of-use assets and operating lease liabilities	3,436	(2,474)
Deferred revenue and customer deposits	(5,783)	(48,036)
Other long-term liabilities	1,803	1,393
Net cash (used in) provided by operating activities	(92,443)	(89,035)
Cash flows from investing activities:
Purchase of property, plant and equipment	(18,510)	(12,932)
Net cash (used in) provided by investing activities	(18,510)	(12,932)
Cash flows from financing activities:
Repayment of debt	(4,774)	(4,862)
Proceeds from financing obligations	—	5,016
Repayment of financing obligations	(9,423)	(3,077)
Distributions and payments to noncontrolling interests and redeemable noncontrolling interests	(2,876)	(3,880)
Proceeds from issuance of common stock	6,961	57,953
Net cash (used in) provided by financing activities	(10,112)	51,150
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(153)	(229)
Net (decrease) increase in cash, cash equivalents and restricted cash	(121,218)	(51,046)
Cash, cash equivalents, and restricted cash:
Beginning of period	615,114	416,710
End of period	$493,896	$365,664

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,405	$14,963
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,464	2,830
Operating cash flows from finance leases	230	39
Cash paid during the period for income taxes	381	72
Non-cash investing and financing activities:
Increase in recourse debt, non-current upon adoption of ASU 2020-06, net (Note 2)	$—	$121,491
Liabilities recorded for property, plant and equipment	6,775	1,172
Recognition of operating lease right-of-use asset during the year-to-date period	147	22,649
Recognition of finance lease right-of-use asset during the year-to-date period	—	1,457
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
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic. There have been a number of supply chain disruptions throughout the global supply chain as countries are in various stages of opening up and demand for certain components increases. Although we were able to find alternatives for many component shortages, we experienced some delays and cost increases with respect to container shortages, ocean shipping and air freight. We have not experienced any supply chain disruption as a result of the events occurring in Ukraine.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2020 and 2021, we had $292.4 million of total outstanding recourse debt as of March 31, 2022, $280.1 million of which is classified as long-term debt. Our recourse debt scheduled repayments will commence in June 2022.
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
In November 2021, PPA V entered into $136.0 million, 3.04% Senior Secured Notes due June 30, 2031, which replaced the LIBOR + 2.5% Term Loan due December 2021.
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
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets are attributable to operations in the United States for all periods presented. Additionally, we sell our Energy Servers in Japan, India and the Republic of Korea (collectively, the "Asia Pacific region"). In the three months ended March 31, 2022 and 2021, total revenue in the Asia Pacific region was 65% and 43%, respectively, of our total revenue.
Credit Risk - At March 31, 2022, SK D&D Co., Ltd accounted for approximately 60% of accounts receivable and at December 31, 2021, SK ecoplant accounted for approximately 60% of accounts receivable. To date, we have not experienced any credit losses.
Customer Risk - During the three months ended March 31, 2022, revenue from two customers, SK ecoplant and SK D&D Co, Ltd, accounted for approximately 32% and 32% of our total revenue.

2. Summary of Significant Accounting Policies
Please refer to the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
We frequently combine contracts governing the sale and installation of an Energy Server with the related maintenance services contracts and account for them as a single contract at contract inception to the extent the contracts are with the same customer. These contracts are not combined when the customer for the sale and installation of the Energy Server is different in relation to the maintenance services contract customer. We also assess whether any contract terms including default provisions, put or call options result in components of our contracts being accounted for as financing or leasing transactions outside of the scope of ASC 606.
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
In addition, in certain Managed Services Financings pursuant to which we are party to a Managed Services Agreement with a customer in a sale-leaseback-sublease arrangement, we may recognize electricity revenue. We first determine whether the Energy Servers under the sale-leaseback arrangement of a Managed Services Financing were “integral equipment." As the Energy Servers were determined not to be integral equipment, we determine if the leaseback was classified as a finance lease or an operating lease.
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
The transition guidance associated with ASC 842 also permitted certain practical expedients. We elected the practical expedient, which allowed us to carryforward certain aspects of our historical lease accounting under ASC 840 for leases that commenced before the effective date, including not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. We also elected the practical expedient to not separate non-lease and lease components and instead account for them as a single lease component for all classes of underlying assets. Lastly, for all classes of underlying assets, we elected to adopt an accounting policy for which we will not record on our condensed consolidated balance sheets leases whose terms are 12 months or less. Instead, these lease payments are recognized in profit or loss on a straight-line basis over the lease term.
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
Recent Accounting Pronouncements
There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.
Accounting Guidance Not Yet Adopted
Lessor with Variable Lease Payments - In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments ("ASU 2021-05"), which modifies ASC 842 to require lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our condensed consolidated financial statements.

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	March 31,	December 31,
	2022	2021

Accounts receivable	$110,842	$87,788
Contract assets	13,533	25,201
Customer deposits	71,013	64,809
Deferred revenue	103,489	115,476
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, however billing milestones have not been reached. Customer deposits and deferred revenue are payments received from customers or invoiced amounts prior to transfer of controls of performance obligations. Customer deposits, except for those related to the transaction with SK ecoplant, are refundable fees until certain milestones are met.
Contract Assets

	Three Months Ended March 31,
	2022	2021

Beginning balance	$25,201	$3,327
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(14,576)	(4,277)
Revenue recognized and not billed as of the end of the period	2,908	5,958
Ending balance	$13,533	$5,008
Deferred Revenue
Deferred revenue activity, including deferred incentive revenue activity, during the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021

Beginning balance	$115,476	$135,578
Additions	166,676	156,586
Revenue recognized	(178,663)	(171,521)
Ending balance	$103,489	$120,643

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
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, services and electricity (in thousands):

	Three Months Ended March 31,
	2022	2021

Revenue from contracts with customers:
Product revenue	$133,547	$137,930
Installation revenue	13,553	2,659
Services revenue	35,239	36,417
Electricity revenue	2,682	595
Total revenue from contract with customers	185,021	177,601
Revenue from contracts accounted for as leases:
Electricity revenue	16,018	16,406
Total revenue	$201,039	$194,007

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and were as follows (in thousands):

	March 31,	December 31,
	2022	2021
As Held:
Cash	$246,476	$318,080
Money market funds	247,420	297,034
	$493,896	$615,114
As Reported:
Cash and cash equivalents	$286,007	$396,035
Restricted cash	207,889	219,079
	$493,896	$615,114

Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Current:
Restricted cash	$67,983	$89,462
Restricted cash related to PPA Entities[1]	2,158	3,078
Restricted cash, current	70,141	92,540
Non-current:
Restricted cash	114,484	103,300
Restricted cash related to PPA Entities[1]	23,264	23,239
Restricted cash, non-current	137,748	126,539
	$207,889	$219,079
1 We have VIEs that represent a portion of the consolidated balances recorded within the "restricted cash" and other financial statement line items in the condensed consolidated balance sheets (see Note 11 - Portfolio Financings). In addition, the restricted cash held in the PPA II, PPA IIIa and PPA IIIb entities as of March 31, 2022, includes $41.2 million, $0.4 million and $1.5 million of current restricted cash, respectively, and $50.4 million, $6.1 million and $6.7 million of non-current restricted cash, respectively. PPA IIIa is no longer a VIE as of 03/31/2022. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2021, includes $41.7 million and $1.2 million of current restricted cash, respectively, and $57.7 million and $6.7 million of non-current restricted cash, respectively. These entities are not considered VIEs.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with our designated financial institution. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $46.1 million of accounts receivable during the three months ended March 31, 2022 and none during the three months ended March 31, 2021. The costs of factoring such accounts receivable on our condensed consolidated statements of operations for the three months ended March 31, 2022 were not material.

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

	Fair Value Measured at Reporting Date Using
March 31, 2022	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$247,420	$—	$—	$247,420
	$247,420	$—	$—	$247,420
Liabilities
Derivatives:
Option to acquire a variable number of shares of Class A Common Stock (Note 18)	$—	$16,198	$—	$16,198
Embedded EPP derivatives	—	—	5,929	5,929
	$—	$16,198	$5,929	$22,127

	Fair Value Measured at Reporting Date Using
December 31, 2021	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$297,034	$—	$—	$297,034
	$297,034	$—	$—	$297,034
Liabilities
Derivatives:
Option to acquire a variable number of shares of Class A Common Stock	$—	$13,200	$—	$13,200
Embedded EPP derivatives	—	—	6,461	6,461
	$—	$13,200	$6,461	$19,661
Money Market Funds - Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Option to acquire a variable number of shares of Class A Common Stock - We estimated the fair value of the Option (as defined in Note 8) to acquire a variable number of shares of Class A Common Stock using a Monte Carlo simulation model using a stochastic volatility parameter, which is calibrated and considers the observable implied volatility, the stock price of our Class A Common Stock and market interest rates. As the fair value is determined based on observable inputs, the Option to acquire a variable number of shares of Class A Common Stock is classified as a Level 2 financial liability.
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

For the three months ended March 31, 2022 and 2021, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized gain of $0.5 million and an unrealized loss of $0.5 million, respectively, in (loss) gain on revaluation of embedded derivatives on our condensed consolidated statements of operations (in thousands in the table below).

Embedded EPP Derivative Liability
Liabilities at December 31, 2021	$6,461
Changes in fair value	(532)
Liabilities at March 31, 2022	$5,929
To estimate the liabilities related to the EPP contracts an option pricing method was implemented through a Monte Carlo simulation. The unobservable inputs were simulated based on the available values for avoided cost and cost of electricity as calculated for March 31, 2022 and 2021, using an expected growth rate of 7% over the contracts' life and volatility of 20%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2021. Avoided cost is the transmission and distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average of the amount of charge for each rate shall be weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the above derivatives if they were adjusted. Generally, an increase in natural gas prices and a decrease in electric grid prices would each result in an increase in the estimated fair value of our derivative liabilities.
Interest Rate Swap Agreements - Interest rate swap agreements are valued using quoted prices for similar contracts and are therefore classified as Level 2 financial assets. Interest rate swaps are designed as hedging instruments and are recognized at fair value on our condensed consolidated balance sheets. During the fourth quarter of 2021, we terminated our hedges.
Option - We revalued the Option to purchase Class A common stock to its fair value as of March 31, 2022, and recorded a loss of $3.0 million which is included in other income (expense), net in our condensed consolidated statements of operations. The fair value of the Option is reflected in Accrued expenses and other current liabilities in our condensed consolidated balance sheet.
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

	March 31, 2022		December 31, 2021
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Customer receivables
Customer financing receivables	$43,880	$36,273	$45,269	$38,334
Debt instruments
Recourse:
10.25% Senior Secured Notes due March 2027	69,056	70,056	68,968	72,573
2.5% Green Convertible Senior Notes due August 2025	223,355	384,330	222,863	356,822
Non-recourse:
7.5% Term Loan due September 2028	28,298	33,377	29,006	35,669
6.07% Senior Secured Notes due March 2030	72,193	78,311	73,262	83,251
3.04% Senior Secured Notes due June 2031	129,910	129,101	132,631	137,983

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Raw materials	$98,417	$80,809
Work-in-progress	41,345	31,893
Finished goods	43,304	30,668
	$183,066	$143,370
The inventory reserves were $14.0 million and $13.9 million as of March 31, 2022 and 2021, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Prepaid hardware and software maintenance	$3,691	$3,494
Receivables from employees	8,410	5,463
Other prepaid expenses and other current assets	24,899	21,704
	$37,000	$30,661

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	March 31,	December 31,
	2022	2021

Energy Servers	$674,799	$674,799
Computers, software and hardware	22,382	21,276
Machinery and equipment	123,938	110,600
Furniture and fixtures	8,684	8,607
Leasehold improvements	63,852	52,936
Building	49,226	48,934
Construction-in-progress	36,619	43,544
	979,500	960,696
Less: accumulated depreciation	(370,588)	(356,590)
	$608,912	$604,106
Depreciation expense related to property, plant and equipment was $14.4 million and $13.4 million for the three months ended March 31, 2022 and 2021, respectively.
Property, plant and equipment under operating leases by the PPA Entities was $368.0 million and $368.0 million and accumulated depreciation for these assets was $145.3 million and $139.4 million as of March 31, 2022 and December 31, 2021, respectively. Depreciation expense for these assets was $5.9 million and $5.8 million for the three months ended March 31, 2022 and 2021, respectively.
Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Prepaid insurance	$9,006	$9,534
Deferred commissions	7,448	7,569
Long-term lease receivable	8,063	7,953
Prepaid and other long-term assets	13,895	14,060
	$38,412	$39,116
Accrued Warranty
Accrued warranty liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Product warranty	$1,089	$961
Product performance	13,582	10,785
	$14,671	$11,746

Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2021	$11,746
Accrued warranty, net	3,229
Warranty expenditures during the year-to-date period	(304)
Balances at March 31, 2022	$14,671
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Compensation and benefits	$24,099	$38,222
Current portion of derivative liabilities	3,654	6,059
Sales-related liabilities	5,523	6,040
Accrued installation	5,094	13,968
Sales tax liabilities	1,176	1,491
Interest payable	719	2,159
Other	51,905	46,198
	$92,170	$114,138
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021

Delaware grant	$9,495	$9,495
Other	8,861	7,277
	$18,356	$16,772
We recorded a long-term liability for the potential future repayment of the incentive grant received from the Delaware Economic Development Authority of $9.5 million and $9.5 million as of March 31, 2022 and December 31, 2021, respectively. See Note 13 - Commitments and Contingencies for a full description of the grant.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2022 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$12,355	$56,701	$69,056	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	223,355	223,355	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	12,355	280,056	292,411
3.04% Senior Secured Notes due June 30, 2031	131,830	9,404	120,506	129,910	3.04%	June 2031	PPA V	No
7.5% Term Loan due September 2028	30,213	3,653	24,645	28,298	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	72,852	4,879	67,314	72,193	6.07%	March 2030	PPA IV	No
Total non-recourse debt	234,895	17,936	212,465	230,401
Total debt	$534,895	$30,291	$492,521	$522,812

The following is a summary of our debt as of December 31, 2021 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity	Recourse
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$70,000	$8,348	$60,620	$68,968	10.25%	March 2027	Company	Yes
2.5% Green Convertible Senior Notes due August 2025	230,000	—	222,863	222,863	2.5%	August 2025	Company	Yes
Total recourse debt	300,000	8,348	283,483	291,831
3.04% Senior Secured Notes due June 30, 2031	134,644	9,376	123,255	132,631	3.04%	June 2031	PPA V	No
7.5% Term Loan due September 2028	31,070	3,436	25,570	29,006	7.5%	September 2028	PPA IIIa	No
6.07% Senior Secured Notes due March 2030	73,955	4,671	68,591	73,262	6.07%	March 2030	PPA IV	No
Total non-recourse debt	239,669	17,483	217,416	234,899
Total debt	$539,669	$25,831	$500,899	$526,730

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of March 31, 2022 and December 31, 2021.
Recourse Debt Facilities
10.25% Senior Secured Notes due March 2027 - On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes in a private placement ("10.25% Senior Secured Notes"). The 10.25% Senior Secured Notes are governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantor party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes are secured by certain of our operations and maintenance agreements that previously were part of the security for the 6% Convertible Notes. The 10.25% Senior Secured Notes are supported by a $70.0 million indenture between us and U.S. Bank National Association.
Interest on the 10.25% Senior Secured Notes is payable quarterly, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contains customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. On or after March 27, 2022, we may redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024 and 100% on and after March 27, 2026. Before March 27, 2022, we may redeem the 10.25% Senior Secured Notes upon repayment of a make-whole premium. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest. The non-current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $57.6 million as of March 31, 2022. The current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $12.4 million as of March 31, 2022.
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
Interest on the Green Notes for the three months ended March 31, 2022 was $1.9 million, including amortization of issuance costs of $0.5 million.
Non-recourse Debt Facilities
3.04% Senior Secured Notes due June 2031 - In November 2021, PPA V issued senior secured notes in an aggregate principal amount of $136.0 million due June 2031. The note bears a fixed rate of 3.04% per annum payable quarterly. The proceeds from the 3.04% Senior Secured Notes due June 2031 were utilized to (i) repay all obligations of the existing LIBOR + 2.5% Term Loan due December 2021, including an outstanding principal balance of $109.1 million, accrued interest of $0.1 million, and fees required to terminate associated interest rate swaps of $11.5 million, (ii) pay the required premium for the PPA V production insurance of $6.5 million, (iii) and pay related fees and expenses related to the refinancing totaling $2.1 million, resulting in a net cash flow of $6.7 million. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $8.0 million as of March 31, 2022, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA V.

7.5% Term Loan due September 2028 - In December 2012 and later amended in August 2013, PPA IIIa entered into a $46.8 million credit agreement to fund the purchase and installation of our Energy Servers. The loan bears a fixed interest rate of 7.5% payable quarterly. The loan requires quarterly principal payments, which began in March 2014. The credit agreement requires us to maintain a debt service reserve for all funded systems, the balance of which was $3.6 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The loan is secured by all assets of PPA IIIa.
6.07% Senior Secured Notes due March 2030 - The notes bear a fixed interest rate of 6.07% per annum payable quarterly, which began in December 2015 and ends in March 2030. The note purchase agreement requires us to maintain a debt service reserve, the balance of which was $9.2 million and $9.1 million as of March 31, 2022 and December 31, 2021, respectively, which was included as part of long-term restricted cash in the condensed consolidated balance sheets. The notes are secured by all the assets of the PPA IV.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of March 31, 2022 (in thousands):

Remainder of 2022	$21,195
2023	32,430
2024	36,369
2025	270,613
2026	44,870
Thereafter	129,418
$534,895
Interest expense of $14.1 million and $14.7 million for the three months ended March 31, 2022 and 2021, respectively, was recorded in interest expense on the condensed consolidated statements of operations.
8. Derivative Financial Instruments
Option to Acquire a Variable Number of Shares of Class A Common Stock (Note 18)
In December 2021, we provided SK ecoplant with an option to acquire a variable number of shares of Class A Common Stock (the “Option”). We concluded that the Option is a freestanding financial instrument that should be separately recorded at fair value on the date the SPA was executed. We determined the fair value of the Option on that date to be $9.6 million. We revalued the Option to its fair value of $13.2 million as of December 31, 2021, and $16.2 million as of March 31, 2022. We recorded a loss of $3.0 million in other income (expense), net in our condensed consolidated statements of operations. The fair value of the Option is reflected in accrued expenses and other current liabilities in our condensed consolidated balance sheet. For additional information, see Note 18 - SK ecoplant Strategic Investment.
Interest Rate Swaps
We use various financial instruments to minimize the impact of variable market conditions on our results of operations. We use interest rate swaps to minimize the impact of fluctuations of interest rate changes on our outstanding debt where LIBOR is applied. We do not enter into derivative contracts for trading or speculative purposes. In July 2015, PPA V entered into interest rate swap agreements to convert a variable interest rate debt to a fixed rate. During 2021, the variable rate debts were refinanced into fixed rate debt and the notational amount as the swaps were settled.

Cash Flow Hedges
As of December 31, 2021, we had settled our derivative contracts designated as cash flow hedges. The changes in fair value of the derivative contracts designated as cash flow hedges and the amounts recognized in accumulated other comprehensive loss and in earnings were as follows during the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$—	$15,989
Loss (gain) recognized in other comprehensive loss	—	(4,164)
Amounts reclassified from other comprehensive loss to earnings	—	(489)
Net loss (gain) recognized in other comprehensive loss	—	(4,653)
Gain recognized in earnings	—	(35)
Ending balance	$—	$11,301

Embedded EPP Derivatives in Sales Contracts
We estimate the fair value of the embedded EPP derivatives in certain of the contracts with our customers using a Monte Carlo simulation model, which considers various potential electricity price forward curves over the sales contracts' terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives. For the three months ended March 31, 2022 and 2021, we recorded the fair value of the embedded EPP derivatives and recognized an unrealized gain of $0.5 million and an unrealized loss of $0.5 million, respectively. These gains and losses are included within loss on revaluation of embedded derivatives in the condensed consolidated statements of operations. The fair value of these derivatives was $5.9 million and $6.0 million as of March 31, 2022 and 2021, respectively.
9. Leases
Facilities, Energy Servers, and Vehicles
Most of our leases are facilities, Energy Servers, and vehicles under operating and finance leases that expire at various dates through February 2036. We lease various manufacturing facilities in California and Delaware. Our Sunnyvale, California manufacturing facility lease was entered into in April 2005 and expires in December 2023. In June 2020 and in March 2021, we signed leases in Fremont, California that will expire in 2027 and 2036, respectively, to replace our manufacturing facilities in Sunnyvale and Mountain View, California. These existing plants in California together comprise over 500,000 square feet of space. In 2021, we extended the lease term for our headquarters in San Jose, California to 2031 and leased three additional floors. We lease additional office space as field offices in the United States and around the world including in China, India, Japan, the Republic of Korea, Taiwan, and the United Arab Emirates.
Some of these arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. For the three months ended March 31, 2022 and 2021, rent expense for all occupied facilities was $4.5 million and $3.1 million, respectively.
At inception of the contract, we assess whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by us. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). Our operating leases are comprised primarily of leases for facilities, office buildings, and vehicles, and our finance leases are comprised primarily of vehicles.
Our leases have lease terms ranging from less than 1 year to 14 years, some of which include options to extend the leases. The lease term is the non-cancelable period of the lease and includes options to extend the lease when it is reasonably certain that an option will be exercised.

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

Operating and finance lease right-of-use assets and lease liabilities for facilities, Energy Servers, and vehicles as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets, net [1,2]	$98,119	$106,660
Finance lease right-of-use assets, net [2,3,4]	2,686	2,944
Total	$100,805	$109,604

Liabilities:
Current:
Operating lease liabilities	$11,598	$13,101
Finance lease liabilities [5]	880	863
Total current lease liabilities	12,478	13,964

Non-current:
Operating lease liabilities	105,656	106,187
Finance lease liabilities [6]	1,937	2,157
Total non-current lease liabilities	107,593	108,344

Total lease liabilities	$120,071	$122,308
1 These assets primarily include leases for facilities, Energy Servers, and vehicles.
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
The components of our facilities, Energy Servers, and vehicles' lease costs for the years ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$5,818	$3,018
Finance lease costs:
Amortization of finance lease right-of-use assets	258	708
Interest expense for finance lease liabilities	54	199
Total finance lease costs	312	907

Short-term lease costs	36	168

Total lease costs	$6,166	$4,093

Weighted average remaining lease terms and discount rates for our facilities, Energy Servers and vehicles as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Remaining lease term (years):
Operating leases	8.7 years	8.9 years
Finance leases	3.3 years	3.5 years

Discount rate:
Operating leases	9.7%	9.6%
Finance leases	7.6%	7.6%

Future lease payments under lease agreements for our facilities, Energy Servers and vehicles as of March 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$13,357	$725
2023	19,971	935
2024	18,096	771
2025	18,320	301
2026	17,901	97
Thereafter	76,472	—
Total minimum lease payments	164,117	2,829
Less: amounts representing interest or imputed interest	(46,863)	(12)
Present value of lease liabilities	$117,254	$2,817
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
Managed Services - Our Managed Services Financings with financiers that result in failed sale-and-leaseback transactions are accounted for as financing transactions. Payments received from the financier are recognized as financing obligations in our condensed consolidated balance sheets. Proceeds from the financiers in excess of fair value of Energy Servers under successful sale-and-leaseback transactions are also accounted for as a financing liability. These financing obligations are included in each agreements' contract value and are recognized as short-term or long-term liabilities based on the estimated payment dates. The lease agreements expire on various dates through 2034. For successful sale-and-leaseback transactions, we recorded right-of-use assets and lease liabilities and recorded lease expense over the lease term. The recognized lease expense has been immaterial.

At March 31, 2022, future lease payments under the Managed Services Agreements financing obligations and the sublease payments from the customers under the related operating leases were as follows (in thousands):

Financing Obligations
Remainder of 2022	$32,518
2023	44,173
2024	42,100
2025	41,075
2026	36,477
Thereafter	55,780
Total lease payments	252,123
Less: imputed interest	(142,181)
Total lease financing obligations	109,942
Less: current financing obligations	(15,172)
Long-term lease financing obligations	$94,770
The long-term financing obligations, as reflected in our condensed consolidated balance sheets, were $452.2 million and $461.9 million as of March 31, 2022 and December 31, 2021, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.
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
The components of our aggregate net investment in sales-type leases under our Portfolio Financings through PPA entities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Lease payment receivables, net[1]	$42,990	$44,378
Estimated residual value of leased assets (unguaranteed)	890	890
Net investment in sales-type leases	43,880	45,268
Less: current portion	(5,875)	(5,784)
Non-current portion of net investment in sales-type leases	$38,005	$39,484
1 Net of current estimated credit losses of approximately $0.1 million as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, the future scheduled customer payments from sales-type leases were as follows (in thousands):

Future Minimum Lease Payments
Remainder of 2022	$4,636
2023	6,435
2024	6,797
2025	7,125
2026	7,491
Thereafter	11,690
Total undiscounted cash flows	44,174
Less: imputed interest	(1,133)
Present value of lease payments[1]	$43,041

[1] Amount comprises a current and long-term portion of lease receivables of $5.9 million and $38.0 million, respectively, after giving effect to a $0.1 million current expected credit loss reserve on the long-term portion, which is reflected as a component of the net investment in sales-type leases presented in our condensed consolidated statement of financial position as customer financing receivables.

Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA Entities as of March 31, 2022, were as follows (in thousands):

Operating Leases
Remainder of 2022	$32,305
2023	44,570
2024	46,373
2025	47,435
2026	48,610
Thereafter	215,029
Total lease payments	$434,322

10. Stock-Based Compensation Expense and Employee Benefit Plans
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$3,860	$2,999
Research and development	7,082	4,908
Sales and marketing	4,775	4,085
General and administrative	10,591	5,218
	$26,308	$17,210

Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

				(in thousands)
Balances at December 31, 2021	10,737,295	$21.23	5.2	$60,304
Exercised	(149,662)
Cancelled	(188,289)
Balances at March 31, 2022	10,399,344	21.31	5.0	67,413
Vested and expected to vest at March 31, 2022	10,322,713	21.40	5.0	66,271
Exercisable at March 31, 2022	8,841,572	23.30	4.7	45,009

Stock Options - During the three months ended March 31, 2022 and 2021, we recognized $2.1 million and $4.0 million of stock-based compensation expense for stock options, respectively. We did not grant options in the three months ended March 31, 2022.
As of March 31, 2022 and 2021, we had unrecognized compensation expense related to unvested stock options of $4.4 million and $16.8 million, respectively. This expense is expected to be recognized over the remaining weighted-average period of 0.6 years and 1.6 years, respectively. Cash received from stock options exercised totaled $1.0 million and $53.2 million for the three months ended March 31, 2022 and 2021, respectively.
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2021	8,367,664	$20.52
Granted	3,841,604	19.82
Vested	(964,937)	15.95
Forfeited	(89,251)	18.53
Unvested Balance at March 31, 2022	11,155,080	20.07
Stock Awards - The estimated fair value of restricted stock units ("RSUs") and performance stock units ("PSUs") is based on the fair value of our Class A common stock on the date of grant. For the three months ended March 31, 2022 and 2021, we recognized $21.0 million and $10.7 million of stock-based compensation expense for stock awards, respectively.
As of March 31, 2022 and 2021, we had $192.2 million and $126.2 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.4 years and 2.4 years, respectively.

The following table presents the stock activity for the three months ended March 31, 2022 and the total number of shares available for grant under our stock plans as of March 31, 2022:

Plan Shares Available for Grant

Balances at December 31, 2021	24,146,784
Added to plan	8,384,460
Granted	(3,972,652)
Cancelled	261,572
Expired	(161,292)
Balances at March 31, 2022	28,658,872

2018 Employee Stock Purchase Plan
During the three months ended March 31, 2022 and 2021, we recognized $2.5 million and $1.1 million of stock-based compensation expense for the 2018 Employee Stock Purchase Plan, respectively. We issued 420,689 shares in the three months ended March 31, 2022. During the three months ended March 31, 2022, we added an additional 2,055,792 shares and there were 4,179,771 shares available for issuance as of March 31, 2022. We issued 977,508 shares in the three months ended March 31, 2021.
As of March 31, 2022 and 2021, we had $9.1 million and $1.2 million of unrecognized stock-based compensation expense, expected to be recognized over a weighted average period of 1.1 years and 0.5 years, respectively.

11. Portfolio Financings
Overview
We have developed various financing options that enable customers' use of the Energy Servers through third-party ownership financing arrangements. For additional information on these financing options, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
On March 31, 2022, we entered into a Membership Interest Purchase Agreement where we bought out the equity interest of the third-party investor, wherein the PPA IIIa Investment Company and Operating Company ("PPA IIIa") became wholly-owned by us and no longer met the definition of a VIE. We therefore consolidate PPA IIIa in our condensed consolidated financial statements commencing March 31, 2022.
PPA Entities’ Aggregate Assets and Liabilities
Generally, the assets of an operating company owned by an investment company can be used to settle only the operating company obligations, and the operating company creditors do not have recourse to us. The following are the aggregate carrying values of our VIEs' assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, including as of March 31, 2022 each of the PPA Entities in the PPA IV transaction and the PPA V transaction, and as of December 31, 2021 each of the PPA Entities in the PPA IIIa transaction, the PPA IV transaction and the PPA V transaction (in thousands):

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$1,704	$1,541
Restricted cash	1,710	3,078
Accounts receivable	3,611	5,112
Customer financing receivable	—	5,784
Prepaid expenses and other current assets	1,682	3,071
Total current assets	8,707	18,586
Property and equipment, net	219,791	228,546
Customer financing receivable, non-current	—	39,484
Restricted cash, non-current	17,196	23,239
Other long-term assets	2,239	2,362
Total assets	$247,933	$312,217
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$96	$194
Deferred revenue and customer deposits	662	662
Non-recourse debt	14,283	17,483
Total current liabilities	15,041	18,339
Deferred revenue and customer deposits, non-current	5,247	5,410
Non-recourse debt, non-current	187,819	217,417
Total liabilities	$208,107	$241,166
We consolidated each PPA Entity as VIEs in the PPA IV transaction and the PPA V transaction, as we remain the minority shareholder in each of these transactions but have determined that we are the primary beneficiary of these VIEs. These PPA Entities contain debt that is non-recourse to us and own Energy Server assets for which we do not have title.

12. Related Party Transactions
Our operations include the following related party transactions (in thousands):

	Three Months Ended March 31,
	2022	2021

Total revenue from related parties	$7,466	$770
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp. ("Softbank"), which was accounted for as an equity method investment. Under this arrangement, we sold Energy Servers and provided maintenance services to the joint venture. On July 1, 2021 (the "BEJ Closing Date"), we acquired Softbank's 50% interest in the joint venture for a cash payment of $2.0 million. As of the BEJ Closing Date, Bloom Energy Japan Limited ("Bloom Energy Japan") is no longer considered a related party. For additional information, see Note 17 - Business Combinations.
For the three months ended March 31, 2022 we had no related party revenue and as of March 31, 2021, we recognized related party total revenue of $0.8 million, respectively.
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
For the three months ended March 31, 2022 and 2021, we recognized related party revenue of $7.5 million and none, respectively. As of March 31, 2022, we had $3.9 million outstanding accounts receivable.
13. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - As of March 31, 2022 and December 31, 2021, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Portfolio Financings Performance Guarantees - We guarantee the performance of Energy Servers at certain levels of output and efficiency to customers over the contractual term. We paid $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Letters of Credit - In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit facility for this purpose. As of March 31, 2022, the balance of this cash-collateralized letter of credit was $91.6 million, of which $41.2 million and $50.4 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb refinancing and energy servers upgrade program, we pledged $20.0 million for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. We categorized the $20.0 million as restricted cash on our condensed consolidated balance sheet. It was agreed all or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the energy servers continue to perform in compliance with our warranty obligations. As of March 31, 2022, the balance of the long-term restricted cash was $6.7 million.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. As of March 31, 2022, we have recorded $9.5 million in other long-term liabilities for potential future repayments of this grant.
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
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Section 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. On September 3, 2019, the court appointed a lead plaintiff and lead plaintiffs’ counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in the IPO and our auditor as defendants for the Section 11 claim, as well as adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act" ) against us, and certain members of our senior management team. The amended complaint alleged a class period for all claims from the time of our IPO until September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint, which continued to make the same claims and added allegations pertaining to the restatement and, as to claims under the Exchange Act, extended the putative class period through February 12, 2020. On July 1, 2020, we and the other defendants filed a motion to dismiss the second amended complaint. On September 29, 2021, the court entered an order dismissing with leave to amend (1) five of seven statements or groups of statements alleged to violate Sections 11 and 15 of the Securities Act and (2) all allegations under the Exchange Act. All allegations against our auditors were also dismissed. Plaintiffs elected not to amend the complaint and instead on October 22, 2021 filed a motion for entry of final judgment in favor of our auditors so that plaintiffs could appeal the dismissal of those claims. The court denied that motion on December 1, 2021 and in response plaintiffs have filed a motion asking the court to certify an interlocutory appeal as to the accounting claims. The court denied plaintiff’s motion on April 14, 2022. Separately, the claims for violation of Sections 11 and 15 of the Securities Act that were not dismissed by the court are proceeding to discovery. A case schedule has been set, with a trial scheduled for November 2023. We believe the claims to be without merit and we intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and accordingly are not able to estimate any range of reasonably possible losses.
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
Sanchez dismissed the individual and class action claims without prejudice, leaving one cause of action for enforcement of the Private Attorney Generals Act. In April 2021, an amended complaint reflecting these changes was filed with the Santa Clara Superior Court. The parties attended a mediation on January 10, 2022, and agreed in principle to resolve the PAGA and individual claims for an amount under $1.0 million. After negotiation of the relevant terms, the parties executed a written agreement in late March 2022. The agreement will be presented by Plaintiff to the court for approval in compliance with PAGA.
In June 2021, we filed a petition for writ of mandate and a complaint for declaratory and injunctive relief in the Santa Clara Superior Court against the City of Santa Clara for failure to issue building permits for two of our customer installations and asking the court to require the City of Santa Clara to process and issue the building permits. In October 2021, we filed an amended petition and complaint that asserts additional constitutional and tort claims based on the City’s failure to timely issue the Energy Server permits. Discovery has commenced and we are aggressively pursuing all claims. On February 4, 2022, the City of Santa Clara filed a Motion for Demurrer, which will be heard on May 19, 2022. If we are unable to secure building permits for these customer installations in a timely fashion, our customers will terminate their contracts with us and select another energy provider. In addition, if we are no longer able to install our Energy Servers in Santa Clara under building permits, we may not be able to secure future customer bookings for installation in the City of Santa Clara.
In February 2022, Plansee SE/Global Tungsten & Powders Corp. ("Plansee/GTP"), a former supplier, filed a request for expedited arbitration with the World Intellectual Property Organization Arbitration and Mediation Center in Geneva Switzerland, for various claims arising under a Supply Agreement between Plansee/GTP and Bloom Energy Corporation including infringement of several claims of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003. On April 3, 2022, we filed a complaint against Plansee/GTP in the Eastern District of Texas to address the dispute between Plansee/GTP and Bloom Energy Corporation in a proper forum before a U.S. Federal District Court. Our complaint seeks the correction of inventorship of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003 (the “Patents-in-Suit”); declaratory judgment of invalidity, unenforceability, and non-infringement of the Patents-in-Suit; and declaratory judgment of no misappropriation. Further, our complaint seeks to recover damages it has suffered in relation to Plansee/GTP’s business dealings that, as alleged, constitute acts of unfair competition, tortious interference contract, breach of contract, violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and violations of the Clayton Antitrust Act. Given that the cases are still in their early stages, we are unable to predict the ultimate outcome of the arbitration and district court action at this time, and accordingly are not able to estimate a range of reasonably possible losses.
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
15. Income Taxes
For the three months ended March 31, 2022 and 2021, we recorded provisions for income taxes of $0.6 million and $0.1 million on pre-tax losses of $82.2 million and $29.7 million for effective tax rates of (0.7)% and (0.4)%, respectively.
The effective tax rate for the three months ended March 31, 2022 and 2021 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

16. Net Loss per Share Available to Common Stockholders
The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss available to Class A and Class B common stockholders	$(78,359)	$(24,889)
Denominator:
Weighted average shares of common stock, basic and diluted	177,189	170,745
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.44)	$(0.15)

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021

Convertible notes	14,187	14,187
Redeemable convertible preferred stock	11,000	—
Stock options and awards	4,949	8,625
	30,136	22,812

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
18. SK ecoplant Strategic Investment
In October 2021, we expanded our existing relationship with SK ecoplant. Simultaneous with the execution of our expanded relationship, we entered into a SPA pursuant to which we agreed to sell and issue to SK ecoplant 10,000,000 shares of Series A redeemable convertible preferred stock ("RCPS"), par value $0.0001 per share, at a purchase price of $25.50 per share for an aggregate purchase price of $255.0 million ("Initial Investment").
In addition to the Initial Investment, the SPA provided SK ecoplant with the Option, as defined in Note 8. The number of shares SK ecoplant may acquire under the Option (the “Option Shares”) is calculated as the lesser of (i) 11,000,000 shares of Class A Common Stock plus the number of shares of Class A Common Stock that SK ecoplant must hold to become our largest shareholder by no less than 1% of our issued and outstanding capital stock as of the issuance date of the Option Shares; and (ii) 15% of our issued and outstanding capital stock as of the issuance date of the Option Shares. The exercise price of the Option is calculated as the higher of (i) $23.00 per share and (ii) 115% of the volume-weighted average closing price of the 20 consecutive trading day period immediately preceding the exercise of the Option. SK ecoplant may exercise the Option through August 31, 2023, and the transaction must be completed as of November 30, 2023.
For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2021.

We revalued the Option to its fair value as of March 31, 2022, and which is included in other income (expense), net in our condensed consolidated statements of operations. The fair value of the Option is reflected in accrued expenses and other current liabilities in our condensed consolidated balance sheet.
The RCPS has been presented outside of permanent equity in the mezzanine section of the condensed consolidated balance sheets because there are certain redemption provisions upon liquidation, dissolution, or deemed liquidation events (which include a change in control and the sale or other disposition of all or substantially all of our assets), which are considered contingent redemption provisions that are not solely within our control.
19. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products, services, business strategies, impact of COVID-19, our expanded strategic partnership with SK ecoplant, operations, supply chain (including any direct or indirect effects from the Russia-Ukraine conflict), new markets, government incentive programs, growth of the hydrogen market and the sufficiency of our cash and our liquidity. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” "targets," "forecasts," “will,” “would,” “could,” “can,” “may” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 25, 2022. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Simultaneous with the execution of the SPA, we and SK ecoplant executed an amendment to the Joint Venture Agreement ("JVA"), an amendment and restatement to our Preferred Distribution Agreement ("PDA Restatement") and a new Commercial Cooperation Agreement regarding initiatives pertaining to the hydrogen market and general market expansion for the Bloom Energy Server and Bloom Energy Electrolyzer. For additional details about the transaction with SK ecoplant, please see Note 18 - SK ecoplant Strategic Investment, and for more information about our joint venture with SK ecoplant, please see Note 12 - Related Party Transactions in Part I, Item 1, Financial Statements.
COVID-19 Pandemic
General
We continue to monitor and adjust as appropriate our operations in response to the COVID-19 pandemic, including the Omicron and Delta variants. We maintain protocols to minimize the risk of COVID-19 transmission within our facilities, including enhanced cleaning and masking if required by the local authorities, as well as providing testing for all employees. We will continue to follow CDC and local guidelines when notified of possible exposures. For more information regarding the risks posed to our company by the COVID-19 pandemic, refer to Part I, Item 1A, Risk Factors – Risks Related to Our Products and Manufacturing – Our business has been and continues to be adversely affected by the COVID-19 pandemic.
Liquidity and Capital Resources
COVID-19 created disruptions throughout various aspects of our business as noted herein. While we improved our liquidity in 2021, we increased our working capital spend in the first quarter of 2022. We have entered into new leases to maintain sufficient manufacturing facilities to meet anticipated demand in 2022, including new product line expansion. In addition, we also increased our working capital spend and resources to enhance our marketing efforts and to expand into new geographies both domestically and internationally.
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
Sales
We did not experience a significant impact on our selling activity related to COVID-19 during the three months ended March 31, 2022.
Customer Financing

The ongoing COVID-19 pandemic resulted in a significant drop in the ability of many financiers (particularly financing institutions) to monetize tax credits, primarily the result of a potential drop in taxable income stemming from the pandemic. However, during the second half of 2021 and the first three months of 2022, we have seen this constraint improving. Our ability to obtain financing for our Energy Servers partly depends on the creditworthiness of our customers, and a few of our customers’ credit ratings have fallen during the pandemic, which can impact the financing for their use of an Energy Server. We continue to work on obtaining the financing required for our 2022 installations but if we are unable to secure such financing our revenue, cash flow and liquidity will be materially impacted.
Installations and Maintenance of Energy Servers

Our installation and maintenance operations were impacted by the COVID-19 pandemic and supply chain shortages in general during the first three months of 2022. Our installation projects have experienced some delays relating to, among other things, shortages in available parts and labor for design, installation and other work; and the inability or delay in our ability to access customer facilities due to shutdowns or other restrictions. Despite the impact on installations during the three months ended March 31, 2022 and given our mitigation strategies, we only had one instance in the first quarter of 2022 of a significant delay in the installation of our Energy Servers as a result of supply chain issues that pushed an installation out a quarter.
As to maintenance, if we are delayed in or unable to perform scheduled or unscheduled maintenance, our previously-installed Energy Servers will likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may be subject to increased costs in the future. During the three months ended March 31, 2022, we experienced no delays in servicing our Energy Servers due to COVID-19.
Supply Chain
During the three months ended March 31, 2022, we continued to experience supply chain disruptions due to direct and indirect COVID-19 impacts although we were able to mitigate the impact so that we did not experience delays in the manufacture of our Energy Servers. We have a global supply chain and obtain components from Asia, Europe and India. In many cases, the components we obtain are jointly developed with our suppliers and unique to us, which makes it difficult to obtain and qualify alternative suppliers should our suppliers be impacted by the COVID-19 pandemic or related effects. The Russia-Ukraine war impact so far has been limited to increased freight cost due to the rise in oil and related fuel prices. If the direct or indirect effects from this conflict spread, this could impact our supply base ability to provide the materials we need to meet our planned build and shipment plans. Although we were able to find alternatives for many component shortages, we experienced cost increases with respect to container shortages, ground transport, ocean shipping and air freight. We have put actions in place to mitigate the disruptions by booking alternate sea routes, limiting our use of air shipments, creating virtual hubs and consolidating shipments coming from the same region. During the three months ended March 31, 2022, we continued to manage disruptions from an increase in lead times for most of our components due to a variety of factors, including supply shortages, shipping delays and labor shortages, and we expect this to continue through 2022. We are experiencing raw material pricing pressures and component shortages especially for semiconductors and specialty metals that we expect to persist through the remainder of the calendar year. In addition, the impact of inflation on the price of components, raw materials and labor have increased. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our Energy Servers and increase the cost of our Energy Server, which would adversely impact our cash flows and results of operations, including revenue and gross margin.
If spikes in COVID-19 occur in regions in which our supply chain operates we could experience a delay in components and incur further freight price increases, which could in turn impact production and installations and our cash flow and results of operations, including revenue and gross margin.
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
Energy Server Sales
There are customers who purchase our Energy Servers directly from us pursuant to customary equipment sales contracts. In connection with the purchase of Energy Servers, the customers also enter into a contract with us for the O&M Obligations. The customer may elect to engage us to provide the Installation Obligations or engage a third-party provider. Internationally, sales often occur through distribution arrangements pursuant to which local construction services providers perform the Installation Obligations, as is the case in the Republic of Korea where we contract directly with the customer to provide O&M Obligations.
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

Managed Services Financing

*Compensation received from customers is recorded as electricity revenue or service revenue, according to ASC 840 and ASC 842, as applicable. For additional information, see Note 2 - Summary of Significant Accounting Policies in Part 1, Item 1, Financial Statements.

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

Once we enter into a Managed Services Agreement with the customer, and a financier is identified, we sell the Energy Server to the financier, as lessor, who then leases it back to us, as lessee, pursuant to a sale-leaseback transaction. Certain of our sale-leaseback transactions failed to achieve all of the criteria for sale accounting. For such failed sale-and-leaseback transactions, the proceeds from the transaction are recognized as a financing obligation within our condensed consolidated balance sheet. For successful sale-and-leaseback transactions, the financier of a Managed Services Agreement typically pays the purchase price for an Energy Server at or around acceptance, and we recognize the fair value of the Energy Servers sold within product and install revenue and recognize a right-of-use ("ROU") asset and a lease liability on our condensed consolidated balance sheet. Any proceeds in excess of the fair value of the Energy Servers are recognized as a financing obligation.
The duration of our current Managed Services Agreement offerings is between five and ten years.

Our Managed Services Agreements typically provide for performance warranties of both the efficiency and output of the Energy Server and may include other warranties depending on the type of deployment. We often structure payments from the customer as a dollars per kilowatt-hour payment and our pricing assumes revenue at the 95% output level. This means that our revenue may be lower than expected if output is less than 95% and higher if output exceeds 95%. As of March 31, 2022, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties and the fleet of our Energy Servers deployed pursuant to the Managed Services Financings was performing at a lifetime average output of approximately 84%.
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
As of March 31, 2022, we had incurred no liabilities to investors in Portfolio Financings due to failure to repair or replace Energy Servers pursuant to these performance warranties. Our obligation to make payments for underperformance against the performance guaranties was capped at an aggregate total of approximately $114.6 million (including payments both for low output and for low efficiency) and our aggregate remaining potential liability under this cap was approximately $97.2 million.
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
We have determined that we are the primary beneficiary in the PPA Entities, subject to reassessments performed as a result of upgrade transactions. Accordingly, we consolidate 100% of the assets, liabilities and operating results of these PPA Entities, including the Energy Servers and lease income, in our condensed consolidated financial statements. We recognize the Equity Investors’ share of the net assets of the investment entities as noncontrolling interests in subsidiaries in our condensed consolidated balance sheet. We recognize the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our condensed consolidated statements of redeemable convertible preferred stock, redeemable noncontrolling interest, stockholders' (deficit) equity and noncontrolling interest.
Our condensed consolidated statements of cash flows reflect cash received from the Equity Investors as proceeds from investments by noncontrolling interests in subsidiaries. Our condensed consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in subsidiaries. We reflect any unpaid distributions to these Equity Investors as distributions payable to noncontrolling interests in subsidiaries on our condensed consolidated balance sheets. However, the PPA Entities are separate and distinct legal entities, and Bloom Energy Corporation may not receive cash or other distributions from the PPA Entities except in certain limited circumstances and upon the satisfaction of certain conditions, such as compliance with applicable debt service coverage ratios and the achievement of a targeted internal rates of return to the Equity Investors, or otherwise.
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
As part of our expanded strategic partnership with SK ecoplant, the parties executed the PDA Restatement in October 2021, which incorporates previously amended terms and establishes: (i) SK ecoplant’s purchase commitments for the next three years (on a take or pay basis) for Bloom Energy Servers; (ii) rollover procedures; (iii) premium pricing for product and services; (iv) termination procedures for material breaches; and (v) procedures if there are material changes to the Republic of Korea Hydrogen Portfolio Standard. For additional details about the transaction with SK ecoplant, please see Note 18 - SK ecoplant Strategic Investment in Part I, Item 1, Financial Statements.
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
We have entered into sales, installation, operations and maintenance agreements with three developers for the deployment of our Energy Servers pursuant to the New York CDG program for a total of 441 systems. As of March 31, 2022, we have recognized revenue associated with 271 systems. We continue to believe that these types of subscriber-based programs could be a source of future revenue and will continue to look to generate sales through these programs in the future.

Key Operating Metrics - Comparison of the Three Months Ended March 31, 2022 and 2021

For a description of the key operating metrics we use to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 under the subheading “Key Operation Metrics”.
Purchase Options
100% of acceptances in three months ended March 31, 2022 were attributable to the direct pay option. The portion of revenue in the three months ended March 31, 2022 attributable to each payment option was as follows: direct purchase 87%, traditional lease 1%, managed services 7% and Bloom Electrons 5%. The portion of acceptances in the three months ended March 31, 2021 attributable to each payment option was as follows: direct purchase 98% and managed services 2%. The portion of revenue in the three months ended March 31, 2021 attributable to each payment option was as follows: direct purchase 87%, traditional lease 1%, managed services 6% and Bloom Electrons 6%.
Product Acceptances

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

Product accepted during the period (in 100 kilowatt systems)	375	359	16	4.5%
Product accepted increased approximately 16 systems, or 4.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Acceptance volume increased as demand increased for the Bloom Energy servers.
Megawatts accepted, net, increased approximately 179 megawatts, or 29.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Acceptances achieved from March 31, 2021 to March 31, 2022 were added to our installed base and therefore, increased our megawatts accepted, net, from 604 megawatts to 783 megawatts.
Costs Related to Our Products
Total product related costs for the three Months Ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

Product costs of product accepted in the period	$2,561/kW	$2,284/kW	$277/kW	12.1%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$9,687	$5,428	$4,259	78.5%
Installation costs on product accepted in the period	$341/kW	$129/kW	$212/kW	164.3%
Product costs of product accepted increased approximately $277 per kilowatt, or 12.1%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase in cost is primarily driven by some of the cost pressures seen in the external environment with commodity pricing and logistics increasing significantly from one year ago. Our ongoing cost reduction efforts to reduce material costs, labor and overhead through improved automation of our manufacturing facilities, our better facility utilization and our ongoing material cost reduction programs with our vendors continued but were more than offset by the temporary increases that we experienced.
Period costs of manufacturing related expenses increased approximately $4.3 million, or 78.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our period costs of manufacturing related expenses increased primarily as a result of costs incurred to support capacity expansion efforts which will be brought online in future periods.

Installation costs on product accepted increased approximately $212 per kilowatt, or 164.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase in cost is primarily driven by an increase in the mix of sites requiring Bloom installation. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, location of gas, etc. As such, installation on a per kilowatt basis can vary significantly from period-to-period. In addition, some customers do their own installation for which we have little to no installation cost.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 is presented below.
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Product	$133,547	$137,930	$(4,383)	(3.2)%
Installation	13,553	2,659	10,894	409.7%
Service	35,239	36,417	(1,178)	(3.2)%
Electricity	18,700	17,001	1,699	10.0%
Total revenue	$201,039	$194,007	$7,032	3.6%
Total Revenue
Total revenue increased by $7.0 million, or 3.6%, for the three months ended March 31, 2022 as compared to the prior year period. This increase was primarily driven by a $10.9 million increase in installation revenue and a $1.7 million increase in electricity revenue partially offset by a $4.4 million decrease in product revenue and a $1.2 million decrease in service revenue.
Product Revenue
Product revenue decreased by $4.4 million, or 3.2%, for the three months ended March 31, 2022 as compared to the prior year period. The product revenue decrease was driven primarily by price reductions to expand our addressable market, partially offset by a 4.5% increase in product acceptances resulting from expansion in existing markets.
Installation Revenue
Installation revenue increased by $10.9 million, or 409.7%, for the three months ended March 31, 2022 as compared to the prior year period. This increase in installation revenue was driven by an increase in the mix of product acceptances requiring installations by Bloom.
Service Revenue
Service revenue decreased by $1.2 million, or 3.2%, for the three months ended March 31, 2022 as compared to the prior year period. This decrease was primarily due to delays in execution of long-term service agreements and the impact of product performance guarantees, partially offset by an increase in new acceptances and renewal of existing service contracts. We expect our service revenue growth as we continue to expand our install base.
Electricity Revenue
Electricity revenue increased by $1.7 million, or 10.0%, for the three months ended March 31, 2022 as compared to the prior year period due to the increase in installed units as a result of the increase in Managed Services transactions recorded in the second half of fiscal year 2021.

Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Product	$105,742	$87,294	$18,448	21.1%
Installation	12,773	4,625	8,148	176.2%
Service	41,826	36,118	5,708	15.8%
Electricity	12,761	11,319	1,442	12.7%
Total cost of revenue	$173,102	$139,356	$33,746	24.2%
Total Cost of Revenue
Total cost of revenue increased by $33.7 million, or 24.2%, for the three months ended March 31, 2022 as compared to the prior year period primarily driven by a $18.4 million increase in cost of product revenue, $8.1 million increase in costs of installation revenue, $5.7 million increase in cost of service revenue, increased freight charges and other supply chain-related pricing pressures and costs incurred to support capacity expansion efforts which will be brought online in future periods. This increase was partially offset by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of Product Revenue
Cost of product revenue increased by $18.4 million, or 21.1%, for the three months ended March 31, 2022 as compared to the prior year period. The cost of product revenue increase was driven primarily by a 4.5% increase in product acceptances, increased freight charges and other supply chain-related pricing pressures and costs incurred in support of upcoming capacity expansion efforts which will be brought online in future periods. This increase was partially offset by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of Installation Revenue
Cost of installation revenue increased by $8.1 million, or 176.2%, for the three months ended March 31, 2022 as compared to the prior year period. This increase was driven by an increase in the mix of product acceptances requiring Bloom installations.
Cost of Service Revenue
Cost of service revenue increased by $5.7 million, or 15.8%, for the three months ended March 31, 2022 as compared to the prior year period. This increase was primarily due to the 4.5% increase in acceptances plus the maintenance contract renewals associated with the increase in our fleet of Energy Servers, partially offset by the significant improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue increased by $1.4 million, or 12.7%, for the three months ended March 31, 2022 as compared to the prior year period, primarily due to the increase in installed units as a result of the increase in Managed Services recorded in the second half of fiscal year 2021.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021
	(dollars in thousands)
Gross profit:
Product	$27,805	$50,636	$(22,831)
Installation	780	(1,966)	2,746
Service	(6,587)	299	(6,886)
Electricity	5,939	5,682	257
Total gross profit	$27,937	$54,651	$(26,714)

Gross margin:
Product	21%	37%
Installation	6%	(74)%
Service	(19)%	1%
Electricity	32%	33%
Total gross margin	14%	28%
Total Gross Profit
Gross profit decreased by $26.7 million in the three months ended March 31, 2022 as compared to the prior year period primarily driven by the $22.8 million decrease in product gross profit resulting from price reductions to expand our addressable market, increased freight charges and other supply chain-related pricing pressures and costs incurred to support capacity expansion efforts which will be brought online in future periods. This decrease was partially offset by the 4.5% increase in acceptances and our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Product Gross Profit
Product gross profit decreased by $22.8 million in the three months ended March 31, 2022 as compared to the prior year period. The decrease is primarily driven by price reductions to expand our addressable market, increased freight charges and other supply chain-related pricing pressures and costs incurred to support capacity expansion efforts which will be brought online in future periods. This decrease was partially offset by a 4.5% increase in product acceptances and our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Installation Gross Profit (Loss)
Installation gross profit improved by $2.7 million in the three months ended March 31, 2022 as compared to the prior year period driven by the site mix, as more of the acceptances required installation in the current time period, and other site related factors such as site complexity, size, local ordinance requirements and location of the utility interconnect.
Service Gross Profit (Loss)
Service gross loss worsened by $6.9 million in the three months ended March 31, 2022 as compared to the prior year period. This was primarily due to unfavorable timing of long-term service agreement and impact of product performance guarantees offset by improvements in power module life, cost reductions and our actions to proactively manage fleet optimizations.
Electricity Gross Profit
Electricity gross profit increased by $0.3 million in the three months ended March 31, 2022 as compared to the prior year period mainly due to the increase in Managed Services transactions recorded in the second half of fiscal year 2021.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$34,526	$23,295	$11,231	48.2%
Sales and marketing	21,334	19,952	1,382	6.9%
General and administrative	37,736	25,801	11,935	46.3%
Total operating expenses	$93,596	$69,048	$24,548	35.6%
Total Operating Expenses
Total operating expenses increased by $24.5 million in the three months ended March 31, 2022 as compared to the prior year period. This increase was primarily attributable to our investment in business development and front-end sales both in the United States and internationally, investment in brand and product management, and our continued investment in our R&D capabilities to support our technology roadmap.
Research and Development
Research and development expenses increased by $11.2 million in the three months ended March 31, 2022 as compared to the prior year period. This increase was primarily driven by increases in employee compensation and benefits to expand our employee base in order to support our technology roadmap, including our hydrogen, electrolyzer, carbon capture, marine and biogas solutions.
Sales and Marketing
Sales and marketing expenses increased by $1.4 million in the three months ended March 31, 2022 as compared to the prior year period. This increase was primarily driven by increases in employee compensation and benefits to expand our U.S. and international sales force, as well as increased investment in brand and product management, partially offset by a decrease in outside services.
General and Administrative
General and administrative expenses increased by $11.9 million in the three months ended March 31, 2022 as compared to the prior year period. This increase was primarily driven by increases in employee compensation and benefits and outside services.
Stock-Based Compensation

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$3,860	$2,999	$861	28.7%
Research and development	7,082	4,908	2,174	44.3%
Sales and marketing	4,775	4,085	690	16.9%
General and administrative	10,591	5,218	5,373	103.0%
Total stock-based compensation	$26,308	$17,210	$9,098	52.9%

Total stock-based compensation for the three months ended March 31, 2022 compared to the prior year period increased by $9.1 million primarily driven by the efforts to expand our employee base across all of the Company’s functions.
Other Income and Expense

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
Interest income	$59	$74	$(15)
Interest expense	(14,087)	(14,731)	644
Other income (expense), net	(3,027)	(85)	(2,942)
Gain (loss) on revaluation of embedded derivatives	531	(518)	1,049
Total	$(16,524)	$(15,260)	$(1,264)
Interest Income
Interest income is derived from investment earnings on our cash balances primarily from money market funds.
Interest income for the three months ended March 31, 2022 as compared to the prior year period was essentially unchanged.
Interest Expense
Interest expense is from our debt held by third parties. Interest expense for the three months ended March 31, 2022 as compared to the prior year period decreased by $0.6 million. This decrease was primarily due to lower interest expense as a result of refinancing our notes at a lower interest rate, and the elimination of the amortization of the debt discount associated with notes that have been converted to equity.
Other Income (Expense), net
Other income (expense), net, is primarily derived from investments in joint ventures, the impact of foreign currency translation, and adjustments to fair value for derivatives. Other income (expense), net for the three months ended March 31, 2022 as compared to the prior year period was less by $2.9 million due primarily as a result of the revaluation of the Option to purchase Class A common stock.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain (loss) on revaluation of embedded derivatives for the three months ended March 31, 2022 as compared to the prior year period improved by $1.0 million due to the change in fair value of our embedded EPP derivatives in our sales contracts.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax provision	$564	$124	$440	354.8%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards.

Income tax provision increased for the three months ended March 31, 2022 as compared to the prior year period was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(4,388)	$(4,892)	$504	10.3%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value ("HLBV") method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests for the three months ended March 31, 2022 as compared to the prior year period changed by $0.5 million due to decreased losses in our PPA Entities, which are allocated to our noncontrolling interests.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $286.0 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
As of March 31, 2022, we had $292.4 million of total outstanding recourse debt, $230.4 million of non-recourse debt and $18.4 million of other long-term liabilities. For a complete description of our outstanding debt, please see Note 7 - Outstanding Loans and Security Agreements in Part I, Item 1, Financial Statements.
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

As of March 31, 2022, the current portion of our total debt is $30.3 million, of which $17.9 million is outstanding non-recourse debt. We expect a certain portion of the non-recourse debt will be refinanced by the applicable PPA Entity prior to maturity.
A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash provided by (used in):
Operating activities	$(92,443)	$(89,035)
Investing activities	(18,510)	(12,932)
Financing activities	(10,112)	51,150
Net cash provided by (used in) our PPA Entities, which are incorporated into the condensed consolidated statements of cash flows, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

PPA Entities ¹
Net cash provided by PPA operating activities	$7,658	$5,976
Net cash provided by (used in) PPA financing activities	(8,114)	(9,506)

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
Operating Activities
Our operating activities have consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. The increase in cash used in operating activities during the three months ended March 31, 2022 as compared to the prior year period was primarily the result of an increase in our net loss and an increase in our net working capital of $56.0 million in the three months ended March 31, 2022 due to the timing of revenue transactions and corresponding collections and the increase in inventory levels to support future demand.
Investing Activities
Our investing activities have consisted of capital expenditures that include investment to increase our production capacity. We expect to continue such activities as our business grows. Cash used in investing activities of $18.5 million during the three months ended March 31, 2022 was primarily the result of expenditures on tenant improvements for a newly leased engineering building in Fremont, California. We expect to continue to make capital expenditures over the next few quarters to prepare our new manufacturing facility in Fremont, California for production, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.

Financing Activities
Historically, our financing activities have consisted of borrowings and repayments of debt including to related parties, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests and redeemable noncontrolling interests, and the proceeds from the issuance of our common stock. Net cash used in financing activities during the three months ended March 31, 2022 was $(10.1) million, an increase of $61.3 million compared to the prior year period, primarily due to the proceeds in 2022 from stock option exercises and the sale of shares under our 2018 Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
We include in our condensed consolidated financial statements all assets and liabilities and results of operations of our PPA Entities that we have entered into and over which we have substantial control. For additional information, see Note 13 - Portfolio Financings in Part II, Item 8, Financial Statements and Supplementary Data.
We have not entered into any other transactions that have generated relationships with unconsolidated entities or financial partnerships or special purpose entities. Accordingly, as of March 31, 2022 and 2021 we had no off-balance sheet arrangements.

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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Discussion of Earliest Year of Changes in Financial Condition and Results of Operations;
•Revenue Recognition;
•Leases: Incremental Borrowing Rate;
•Valuation of Escalator Protection Plan Agreements ("EPP");
•Valuation of Certain Financial Instruments and Customer Financing Receivables;
•Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment;
•Incremental Borrowing Rate ("IBR") by Lease Class;
•Stock-Based Compensation;
•Income Taxes;
•Principles of Consolidation; and
•Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests and Redeemable Noncontrolling Interests.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 provides a more complete discussion of our critical accounting policies and estimates. During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during three months ended March 31, 2022. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021 for a more complete discussion of the market risks we consider.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal controls over financial reporting, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For example, the Korean RP Standards are scheduled to be replaced in 2022 with the Hydrogen Portfolio Standard (“HPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the HPS to require 100% hydrogen as a feedstock for fuel cell projects. The Ministry of Trade, Industry, and Economy is running a stakeholder process, which will determine the specifics of the HPS incentive mechanism. For the three months ended March 31, 2022 and 2021, our revenue in the Republic of Korea accounted for 65% and 43% of our total revenue, respectively. Therefore, if sales of our Energy Servers to this market decline in the future, this may have a material adverse effect on our financial condition and results of operations.

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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of March 31, 2022, we had an accumulated deficit of $3.3 billion. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, staffing systems, and infrastructure to support our growth, as well as internationally. We may continue to incur net losses for the foreseeable future. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
As of March 31, 2022, we and our subsidiaries had approximately $522.8 million of total consolidated indebtedness, of which an aggregate of $292.4 million represented indebtedness that is recourse to us. Of this $292.4 million in debt, $69.1 million represented debt under our 10.25% Senior Secured Notes due March 2027, and $223.4 million represented debt under the $230.0 million aggregate principal amount of our 2.50% Green Convertible Senior Notes due August 2025 (the "Green Notes"). In addition, our PPA Entities’ (defined herein) outstanding indebtedness of $230.4 million represented indebtedness that is non-recourse to us. For a description and definition of PPA Entities, please see Part I, Item 2, Management’s Discussion and Analysis – Purchase and Financing Options – Portfolio Financings. As of March 31, 2022, we had $30.3 million in short-term debt and $492.5 million in long-term debt. Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand our operations and our product development activities and to remain competitive in the market. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control.

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
In most of our PPA Entities, we act as the managing member and are responsible for the day-to-day administration of the project. However, we are also a major service provider for each PPA Entity in our capacity as the operator of the Energy Servers under an O&M agreement. Because we are both the administrator and the manager of our PPA Entities, as well as a major service provider, we face a potential conflict of interest in that we may be obligated to enforce contractual rights that a PPA Entity has against us in our capacity as a service provider. By way of example, a PPA Entity may have a right to payment from us under a warranty provided under the applicable operations and maintenance agreement, and we may be financially motivated to avoid or delay this liability by failing to promptly enforce this right on behalf of the PPA Entity. While we do not believe that we had any conflicts of interest with our PPA Entities as of March 31, 2022, conflicts of interest may arise in the future that cannot be foreseen at this time. In the event that prospective future Equity Investors and debt financing partners perceive there to exist any such conflicts, it could harm our ability to procure financing for our PPA Entities in the future, which could have a material adverse effect on our business.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - Other

Passing of Venkat Venkataraman

On April 28, 2022, Venkat Venkataraman, the Executive Vice President and Chief Technology Officer of the Company unexpectedly passed away. Mr. Venkataraman led our engineering organization for 18 years and his commitment to technical innovation and drive for excellence created an enduring product foundation for the Company. Mr. Venkataraman left an indelible imprint on our mission, our people, and our culture.

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

BLOOM ENERGY CORPORATION

Date:	May 6, 2022	By:	/s/ KR Sridhar
KR Sridhar
Founder, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Gregory Cameron
Gregory Cameron
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)