Form 10-Q
period 2023-03-31
Bloom Energy Corp
filed 2023-05-09
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 1, 2023 was as follows:
Class A Common Stock, $0.0001 par value, 192,864,927 shares
Class B Common Stock, $0.0001 par value, 15,675,130 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2023

Unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” and “Bloom Energy,” each refer to Bloom Energy Corporation and all of its subsidiaries.

Table of Contents
Index to Financial Statements
PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents[1]	$320,431	$348,498
Restricted cash[1]	47,241	51,515
Accounts receivable less allowance for doubtful accounts of $119 as of March 31, 2023 and December 31, 2022[1]	329,757	250,995
Contract assets	47,778	46,727
Inventories[1]	397,689	268,394
Deferred cost of revenue	40,390	46,191
Loan commitment asset	5,259	—
Prepaid expenses and other current assets[1]	56,384	43,643
Total current assets	1,244,929	1,055,963
Property, plant and equipment, net[1]	602,961	600,414
Operating lease right-of-use assets[1]	129,377	126,955
Restricted cash[1]	115,773	118,353
Deferred cost of revenue	4,667	4,737
Loan commitment asset	47,533	—
Other long-term assets[1]	46,970	40,205
Total assets	$2,192,210	$1,946,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$130,061	$161,770
Accrued warranty	9,456	17,332
Accrued expenses and other current liabilities[1]	111,761	144,183
Deferred revenue and customer deposits[1]	148,530	159,048
Operating lease liabilities[1]	16,148	16,227
Financing obligations	20,272	17,363
Recourse debt	12,971	12,716
Non-recourse debt[1]	11,435	13,307
Redeemable convertible preferred stock, Series B	310,957	—
Total current liabilities	771,591	541,946
Deferred revenue and customer deposits[1]	29,059	56,392
Operating lease liabilities[1]	135,287	132,363
Financing obligations	436,306	442,063
Recourse debt	269,382	273,076
Non-recourse debt[1]	108,564	112,480
Other long-term liabilities	8,187	9,491
Total liabilities	1,758,376	1,567,811
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares - 600,000,000 shares authorized and 192,657,993 shares and 189,864,722 shares issued and outstanding and Class B shares - 600,000,000 shares authorized and 15,675,652 shares and 15,799,968 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	4,036,697	3,906,491
Accumulated other comprehensive loss	(1,352)	(1,251)
Accumulated deficit	(3,636,050)	(3,564,483)
Total equity attributable to Class A and Class B common stockholders	399,315	340,777
Noncontrolling interest	34,519	38,039
Total stockholders’ equity	$433,834	$378,816
Total liabilities and stockholders’ equity	$2,192,210	$1,946,627

1We have variable interest entity related to PPA V (see Note 10 - Portfolio Financings) and joint venture in the Republic of Korea (see Note 15 - SK ecoplant Strategic Investment), which represent a portion of the consolidated balances recorded within these financial statement line items in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue:
Product	$193,745	$133,547
Installation	20,525	13,553
Service	40,663	35,239
Electricity	20,258	18,700
Total revenue	275,191	201,039
Cost of revenue:
Product	129,613	105,742
Installation	25,100	12,773
Service	51,244	41,826
Electricity	14,967	12,761
Total cost of revenue	220,924	173,102
Gross profit	54,267	27,937
Operating expenses:
Research and development	45,690	34,526
Sales and marketing	27,111	21,334
General and administrative	45,147	37,736
Total operating expenses	117,948	93,596
Loss from operations	(63,681)	(65,659)
Interest income	1,995	59
Interest expense	(11,746)	(14,087)
Other expense, net	(1,343)	(3,027)
Gain on revaluation of embedded derivatives	117	531
Loss before income taxes	(74,658)	(82,183)
Income tax provision	259	564
Net loss	(74,917)	(82,747)
Less: Net loss attributable to noncontrolling interest	(3,350)	(4,088)
Net loss attributable to Class A and Class B common stockholders	(71,567)	(78,659)
Less: Net loss attributable to redeemable noncontrolling interest	—	(300)
Net loss before portion attributable to redeemable noncontrolling interest and noncontrolling interest	$(71,567)	$(78,359)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.44)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	206,724	177,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(74,917)	$(82,747)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(271)	(153)
Other comprehensive loss, net of taxes	(271)	(153)
Comprehensive loss	(75,188)	(82,900)
Less: Comprehensive loss attributable to noncontrolling interest	(3,520)	(4,088)
Comprehensive loss attributable to Class A and Class B common stockholders	$(71,668)	$(78,812)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	—	(300)
Comprehensive loss before portion attributable to redeemable noncontrolling interest and noncontrolling interest	$(71,668)	$(78,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Class A and Class B Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	205,664,690	$20	$3,906,491	$(1,251)	$(3,564,483)	$340,777	$38,039	$378,816
Issuance of restricted stock awards	2,104,904	—	—	—	—	—	—	—
ESPP purchase	449,525	—	7,756	—	—	7,756	—	7,756
Exercise of stock options	114,526	—	769	—	—	769	—	769
Stock-based compensation	—	—	29,294	—	—	29,294	—	29,294
Derecognition of the pre-modification forward contract fair value (Note 15)	—	—	76,242	—	—	76,242	—	76,242
Equity component of redeemable convertible preferred stock, Series B (Note 15)	—	—	16,145	—	—	16,145	—	16,145
Foreign currency translation adjustment	—	—	—	(101)	—	(101)	(170)	(271)
Net loss	—	—	—	—	(71,567)	(71,567)	(3,350)	(74,917)
Balances at March 31, 2023	208,333,645	$20	$4,036,697	$(1,352)	$(3,636,050)	$399,315	$34,519	$433,834

	Three Months Ended March 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Deficit Attributable to Class A and Class B Common Stockholders	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2021	176,460,407	$18	$3,219,081	$(350)	$(3,263,075)	$(44,326)	$42,499	$(1,827)
Issuance of restricted stock awards	964,937	—	—	—	—	—	—	—
ESPP purchase	420,689	—	5,981	—	—	5,981	—	5,981
Exercise of stock options	149,662	—	980	—	—	980	—	980
Stock-based compensation	—	—	25,586	—	—	25,586	—	25,586
Distributions and payments to noncontrolling interests	—	—	(500)	—	—	(500)	(2,376)	(2,876)
Foreign currency translation adjustment	—	—	—	(153)	—	(153)	—	(153)
Net loss[1]	—	—	—	—	(78,359)	(78,359)	(4,088)	(82,447)
Balances at March 31, 2022	177,995,695	$18	$3,251,128	$(503)	$(3,341,434)	$(90,791)	$36,035	$(54,756)

1Excludes $300 attributable to redeemable noncontrolling interest.
Note: Beginning redeemable noncontrolling interest of $300 - Net loss attributable to redeemable noncontrolling interest of $300 = ending redeemable noncontrolling interest of Nil.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(74,917)	$(82,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,150	14,384
Non-cash lease expense	7,934	3,072
Loss on disposal of property, plant and equipment	191	—
Revaluation of derivative contracts	(117)	2,407
Stock-based compensation	27,743	25,542
Amortization of warranty balance	—	150
Amortization of warrants and debt issuance costs	665	706
Unrealized foreign currency exchange loss	28	210
Changes in operating assets and liabilities:
Accounts receivable	(78,872)	(23,046)
Contract assets	(1,051)	11,668
Inventories	(127,666)	(39,542)
Deferred cost of revenue	5,793	5,865
Customer financing receivable	—	1,388
Prepaid expenses and other current assets	(4,527)	(6,340)
Other long-term assets	(128)	703
Operating lease right-of-use assets and operating lease liabilities	(7,507)	3,436
Finance lease liabilities	244	—
Accounts payable	(26,835)	15,900
Accrued warranty	(7,876)	2,925
Accrued expenses and other current liabilities	(32,277)	(25,144)
Deferred revenue and customer deposits	(13,108)	(5,783)
Other long-term liabilities	(577)	1,803
Net cash used in operating activities	(314,710)	(92,443)
Cash flows from investing activities:
Purchase of property, plant and equipment	(26,574)	(18,510)
Net cash used in investing activities	(26,574)	(18,510)
Cash flows from financing activities:
Repayment of debt	(9,892)	(4,774)
Proceeds from financing obligations	1,163	—
Repayment of financing obligations	(4,266)	(9,423)
Distributions and payments to noncontrolling interests	—	(2,876)
Proceeds from issuance of common stock	8,525	6,961
Proceeds from issuance of redeemable convertible preferred stock	310,957	—
Net cash provided by (used in) financing activities	306,487	(10,112)
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(124)	(153)
Net decrease in cash, cash equivalents and restricted cash	(34,921)	(121,218)
Cash, cash equivalents and restricted cash:
Beginning of period	518,366	615,114
End of period	$483,445	$493,896

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,409	$14,405
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,446	2,464
Operating cash flows from finance leases	254	230
Cash paid during the period for income taxes	213	381
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$4,517	$6,775
Recognition of operating lease right-of-use asset during the year-to-date period	6,535	147
Recognition of finance lease right-of-use asset during the year-to-date period	244	—
Derecognition of the pre-modification forward contract fair value (Note 15)	76,242	—
Equity component of redeemable convertible preferred stock, Series B (Note 15)	16,145	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
The unaudited interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
For information on the nature of our business, see Part II, Item 8, Note 1 - Nature of Business, Liquidity and Basis of Presentation, Nature of Business section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2021, 2022 and the first quarter of 2023, we had $282.4 million of total outstanding recourse debt as of March 31, 2023, $269.4 million of which was classified as long-term debt. Our scheduled recourse debt repayments commenced in June 2022.
On March 20, 2023, we entered into an Amendment (the “Amended SPA”) to the Securities Purchase Agreement with SK ecoplant, dated October 23, 2021 (the “SPA”), and the Investor Agreement, dated December 29, 2021, pursuant to which we issued and sold to SK ecoplant 13,491,701 shares of Series B redeemable convertible preferred stock (the “Series B RCPS”) for cash proceeds of $311.0 million. For additional information, please see Part I, Item 1, Note 15 - SK ecoplant Strategic Investment.
On March 20, 2023, in connection with the Amended SPA we also entered into a Shareholders’ Loan Agreement with SK ecoplant (the “Loan Agreement”), pursuant to which we may draw down on a loan from SK ecoplant with a maximum principal amount of $311.0 million, should SK ecoplant send a redemption notice to us under the Amended SPA or otherwise reduce any portion of its current holdings of our Class A stock. The Loan Agreement has a maturity of five years and bears an interest rate of 4.6%. The proceeds of the loan may be used by us for working capital and general corporate purpose needs.
Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional manufacturing space, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our product, our ability to secure financing for customer use of our Energy Servers, the timing of installations, and overall economic conditions, including the inflationary pressure in the US on our ongoing and future operations. The rising interest rate environment in the US has and will continue to adversely impact the cost of new capital deployment.
In the opinion of management, the combination of our existing cash and cash equivalents and expected timing of operating cash flows is expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.
Inflation Reduction Act of 2022 – New and Expanded Production and Tax Credits for Manufacturers and Projects to Support Clean Energy
For information on the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022, and its impact on our business, see Part II, Item 8, Note 1 - Nature of Business, Liquidity and Basis of Presentation, Inflation Reduction Act of 2022 section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Basis of Presentation
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), including all disclosures required by generally accepted accounting principles as applied in the United States (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
For information on the principles of consolidation, see Part II, Item 8, Note 1 - Nature of Business, Liquidity and Basis of Presentation, Principles of Consolidation section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Business Combinations
For information on the business combinations, see Part II, Item 8, Note 1 - Nature of Business, Liquidity and Basis of Presentation, Business Combinations section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Use of Estimates
For information on the use of accounting estimates, see Part II, Item 8, Note 1 - Nature of Business, Liquidity and Basis of Presentation, Use of Estimates section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Concentration of Risk
Geographic Risk - The majority of our revenue and long-lived assets were attributable to operations in the United States for all periods presented. In addition to shipments in the US, we also ship our Energy Servers to other countries, primarily to the Republic of Korea, Japan and India (collectively, the “Asia Pacific region”). In the three months ended March 31, 2023 and 2022, total revenue in the Asia Pacific region was 5% and 65%, respectively, of our total revenue.
Credit Risk - At March 31, 2023, two customers accounted for approximately 70% and 18% of accounts receivable. At December 31, 2022, one customer represented approximately 75% of accounts receivable. To date, we have not experienced any credit losses.
Customer Risk - During the three months ended March 31, 2023, revenue from two customers accounted for approximately 41% and 25% of our total revenue. During the three months ended March 31, 2022, two customers each represented approximately 32% of our total revenue.

2. Summary of Significant Accounting Policies
Please refer to the accounting policies described in Part II, Item 8, Note 2 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	March 31,	December 31,
	2023	2022

Accounts receivable	$329,757	$250,995
Contract assets	47,778	46,727
Customer deposits	89,741	121,085
Deferred revenue	87,848	94,355
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, but where billing milestones have not been reached. Customer deposits and deferred revenue include payments received from customers or invoiced amounts prior to transfer of controls of performance obligations. At December 31, 2022, customer deposits included $24.6 million related to transactions with SK ecoplant and refundable fees received from customers. At March 31, 2023 there were no customer deposits related to transactions with SK ecoplant (see Note 15 - SK ecoplant Strategic Investment).
Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current in the condensed consolidated balance sheets when both the milestones other than the passage of time, are expected to be complete and the customer is invoiced within one year of the balance sheet date, and as long-term when both the above-mentioned milestones are expected to be complete, and the customer is invoiced more than one year out from the balance sheet date. Contract liabilities are classified as current in the condensed consolidated balance sheets when the revenue recognition associated with the related customer payments and invoicing is expected to occur within one year of the balance sheet date and as long-term when the revenue recognition associated with the related customer payments and invoicing is expected to occur in more than one year from the balance sheet date.
Contract Assets

	Three Months Ended March 31,
	2023	2022

Beginning balance	$46,727	$25,201
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(10,787)	(14,576)
Revenue recognized and not billed as of the end of the period	11,838	2,908
Ending balance	$47,778	$13,533

Deferred Revenue
Deferred revenue activity, including deferred incentive revenue activity, during the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022

Beginning balance	$94,355	$115,476
Additions	224,939	166,676
Revenue recognized	(231,446)	(178,663)
Ending balance	$87,848	$103,489
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. Primary component of deferred revenue at the end of the period consists of performance obligations relating to the provision of maintenance services under current contracts and future renewal periods. Some of these obligations provide customers with material rights over a period that we estimate will be largely commensurate with the period of their expected use of the associated Energy Server. As a result, we expect to recognize these amounts as revenue over a period of up to 21 years, predominantly on a relative standalone selling price basis that reflects the cost of providing these services. Deferred revenue also includes performance obligations relating to product acceptance and installation. A significant amount of this deferred revenue is reflected as additions and revenue recognized in the same 12-month period, and a portion of this deferred revenue is expected to be recognized beyond 12-month period mainly due to deployment schedules.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, services and electricity (in thousands):

	Three Months Ended March 31,
	2023	2022

Revenue from contracts with customers:
Product revenue	$193,745	$133,547
Installation revenue	20,525	13,553
Services revenue	40,663	35,239
Electricity revenue	3,838	2,682
Total revenue from contract with customers	258,771	185,021
Revenue from contracts that contain leases:
Electricity revenue	16,420	16,018
Total revenue	$275,191	$201,039

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and were as follows (in thousands):

	March 31,	December 31,
	2023	2022
As Held:
Cash	$319,744	$226,463
Money market funds	163,701	291,903
	$483,445	$518,366
As Reported:
Cash and cash equivalents	$320,431	$348,498
Restricted cash	163,014	169,868
	$483,445	$518,366
Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Current:
Restricted cash	$46,891	$50,965
Restricted cash related to PPA Entity[1]	350	550
	$47,241	$51,515
Non-current:
Restricted cash	$107,773	$110,353
Restricted cash related to PPA Entity[1]	8,000	8,000
	115,773	118,353
	$163,014	$169,868
1 We have VIE related to PPA V that represents a portion of the condensed consolidated balances recorded within the “restricted cash” and other financial statement line items in the condensed consolidated balance sheets (see Note 10 - Portfolio Financings). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of March 31, 2023, included $33.3 million and $0.7 million of current restricted cash, respectively, and $21.4 million and $6.7 million of non-current restricted cash, respectively. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2022, included $40.6 million and $1.2 million of current restricted cash, respectively, and $28.5 million and $6.7 million of non-current restricted cash, respectively. These entities are not considered VIEs.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with certain financial institution. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $59.6 million and $46.1 million of accounts receivable during the three months ended March 31, 2023 and 2022, respectively.
The costs of factoring such accounts receivable on our condensed consolidated statements of operations for the three months ended March 31, 2023 were $0.7 million. The costs of factoring for three months ended March 31, 2022, were not material. The cost of factoring are recorded in general and administrative expenses.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents and embedded Escalation Protection Plan (“EPP”) derivatives is described in Part II, Item 8 Note 2 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
March 31, 2023	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$163,701	$—	$—	$163,701
	$163,701	$—	$—	$163,701
Liabilities
Derivatives:
Embedded EPP derivatives	—	—	5,778	$5,778
	$—	$—	$5,778	$5,778

	Fair Value Measured at Reporting Date Using
December 31, 2022	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$291,903	$—	$—	$291,903
	$291,903	$—	$—	$291,903
Liabilities
Derivatives:
Embedded EPP derivatives	—	—	5,895	$5,895
	$—	$—	$5,895	$5,895
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
The changes in the Level 3 financial liabilities during the three months ended March 31, 2023 were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2022	$5,895
Changes in fair value	(117)
Liabilities at March 31, 2023	$5,778

Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Debt Instruments - The senior secured notes and convertible notes are based on rates currently offered for instruments with similar maturities and terms (Level 3). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	March 31, 2023		December 31, 2022
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
10.25% Senior Secured Notes due March 2027	57,029	55,991	60,960	60,472
2.5% Green Convertible Senior Notes due August 2025	225,324	316,664	224,832	309,488
Non-recourse:
3.04% Senior Secured Notes due June 2031	119,999	112,252	125,787	117,028

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

Raw materials	$195,680	$165,446
Finished goods	147,004	58,288
Work-in-progress	55,005	44,660
	$397,689	$268,394
The inventory reserves were $16.5 million and $17.2 million as of March 31, 2023 and December 31, 2022, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

Receivables from employees	$13,548	$6,553
Deferred expenses (Note 15)	8,215	—
Prepaid hardware and software maintenance	4,094	4,290
Tax receivables	3,783	3,676
Prepaid managed services	3,607	4,405
Advance income tax provision	3,343	783
Prepaid workers compensation	3,265	5,536
Prepaid rent	1,811	965
Deposits made	1,723	1,409
Prepaid deferred commissions	905	1,002
State incentive receivable	186	204
Other prepaid expenses and other current assets	11,904	14,820
	$56,384	$43,643
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

Energy Servers	$538,912	$538,912
Machinery and equipment	146,710	145,555
Leasehold improvements	104,758	104,528
Construction-in-progress	87,042	72,174
Buildings	49,419	49,240
Computers, software and hardware	25,286	24,608
Furniture and fixtures	9,794	9,581
	961,921	944,598
Less: accumulated depreciation	(358,960)	(344,184)
	$602,961	$600,414
Depreciation expense related to property, plant and equipment was $18.2 million and $14.4 million for the three months ended March 31, 2023 and 2022, respectively.
Property, plant and equipment under operating leases by PPA V was $226.0 million and $226.0 million and accumulated depreciation for these assets was $96.3 million and $92.7 million as of March 31, 2023 and December 31, 2022, respectively. Depreciation expense for property, plant and equipment under operating leases by PPA V and PPA IV (sold in November 2022) was $3.6 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

Deferred commissions	$8,980	$8,320
Long-term lease receivable	7,971	8,076
Deferred expenses (Note 15)	6,636	—
Prepaid insurance	3,772	4,047
Deposits made	2,672	2,672
Prepaid managed services	2,215	2,373
Deferred tax asset	1,398	1,151
Prepaid and other long-term assets	13,326	13,566
	$46,970	$40,205
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

Product performance	$9,075	$16,901
Product warranty	381	431
	$9,456	$17,332
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2022	$17,332
Accrued warranty, net	7,924
Warranty expenditures during the quarter	(15,800)
Balances at March 31, 2023	$9,456

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

General invoice and purchase order accruals	$35,635	$44,010
Compensation and benefits	30,474	48,156
Delaware grant	9,495	9,495
Accrued installation	8,930	7,905
Sales-related liabilities	6,387	7,147
Provision for income tax	3,970	1,140
Accrued legal expenses	3,896	4,403
Current portion of derivative liabilities	3,160	2,596
PPA IV Upgrade financing obligations	2,958	6,076
Accrued consulting expenses	1,950	1,390
Sales tax liabilities	1,612	6,172
Finance lease liabilities	1,062	1,024
Interest payable	719	3,128
Other	1,513	1,541
	$111,761	$144,183
Preferred Stock
As of March 31, 2023, we had 20,000,000 shares of preferred stock authorized, of which 13,491,701 shares were designated as Series B redeemable convertible preferred stock. As of December 31, 2022, we had 20,000,000 shares of preferred stock authorized, of which 10,000,000 shares were designated as Series A redeemable convertible preferred stock. The preferred stock had $0.0001 par value. There were 13,491,701 shares and no shares of preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2023 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Unused Borrowing Capacity	Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$57,645	$12,971	$44,058	$57,029	$57,645	10.25%	March 2027	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	225,324	225,324	230,000	2.5%	August 2025	Company
Total recourse debt	287,645	12,971	269,382	282,353	287,645
3.04% Senior Secured Notes due June 30, 2031	121,546	11,435	108,564	119,999	121,546	3.04%	June 2031	PPA V
Total non-recourse debt	121,546	11,435	108,564	119,999	121,546
Total debt	$409,191	$24,406	$377,946	$402,352	$409,191
The following is a summary of our debt as of December 31, 2022 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$61,653	$12,716	$48,244	$60,960	10.25%	March 2027	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	224,832	224,832	2.5%	August 2025	Company
Total recourse debt	291,653	12,716	273,076	285,792
3.04% Senior Secured Notes due June 30, 2031	127,430	13,307	112,480	125,787	3.04%	June 2031	PPA V
Total non-recourse debt	127,430	13,307	112,480	125,787
Total debt	$419,083	$26,023	$385,556	$411,579
Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of March 31, 2023 and December 31, 2022.
Recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 - Outstanding Loans and Security Agreements in our Annual Form 10-K for the fiscal year ended December 31, 2022, for discussion of our 10.25% Senior Secured Notes due March 2027 and 2.5% Green Convertible Senior Notes due August 2025.
The non-current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $44.7 million and $48.9 million as of March 31, 2023 and December 31, 2022, respectively. The current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $13.0 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively.
Interest on the 2.5% Green Notes for the three months ended March 31, 2023 and 2022 was $1.9 million and $1.9 million, respectively, including amortization of issuance costs of 0.5 million and $0.5 million, respectively.
Interest on the 10.25% Senior Secured Notes for the three months ended March 31, 2023 and 2022 was $1.7 million and $1.7 million, respectively, including amortization of issuance costs of $0.1 million and $0.1 million, respectively.
Non-recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 - Outstanding Loans and Security Agreements in our Annual Form 10-K for the fiscal year ended December 31, 2022 for discussion of our non-recourse debt.
The purchase and credit agreement for our 3.04% Senior Secured Notes due June 2031 requires us to maintain a debt service reserve, the balance of which was $8.0 million and $8.0 million as of March 31, 2023 and December 31, 2022, respectively, and was included as part of long-term restricted cash in the condensed consolidated balance sheets.

Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of March 31, 2023 (in thousands):

Remainder of 2023	$20,143
2024	25,623
2025	258,322
2026	30,912
2027	18,116
Thereafter	56,075
$409,191
Interest expense of $11.7 million and $14.1 million for the three months ended March 31, 2023 and 2022, respectively, was recorded in interest expense on the condensed consolidated statements of operations.

8. Leases
Facilities, Energy Servers, and Vehicles
For the three months ended March 31, 2023 and 2022, rent expense for all occupied facilities was $5.6 million and $4.5 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities for facilities, Energy Servers, and vehicles as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$129,377	$126,955
Current operating lease liabilities	(16,148)	(16,227)
Non-current operating lease liabilities	(135,287)	(132,363)
Total operating lease liabilities	$(151,435)	$(148,590)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	$2,814	$2,824
Current finance lease liabilities[5]	(1,062)	(1,024)
Non-current finance lease liabilities[6]	(1,925)	(1,971)
Total finance lease liabilities	$(2,987)	$(2,995)
Total lease liabilities	$(154,422)	$(151,585)
1 These assets primarily include leases for facilities, Energy Servers, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.

The components of our facilities, Energy Servers, and vehicles’ lease costs for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating lease costs	$7,799	$5,818
Financing lease costs:
Amortization of right-of-use assets	201	258
Interest on lease liabilities	62	54
Total financing lease costs	263	312
Short-term lease costs	444	36
Total lease costs	$8,506	$6,166

Weighted average remaining lease terms and discount rates for our facilities, Energy Servers and vehicles as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022

Weighted average remaining lease term:
Operating leases	8.4 years	8.6 years
Finance leases	3.3 years	3.3 years
Weighted average discount rate:
Operating leases	10.4%	10.3%
Finance leases	8.8%	6.9%
Future lease payments under lease agreements for our facilities, Energy Servers and vehicles as of March 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2023	$23,382	$989
2024	27,421	1,147
2025	28,158	662
2026	28,304	421
2027	27,014	249
Thereafter	95,503	27
Total minimum lease payments	229,782	3,495
Less: amounts representing interest or imputed interest	(78,347)	(508)
Present value of lease liabilities	$151,435	$2,987
Managed Services and Portfolio Financings Through PPA Entities
Managed Services - We recognized $7.3 million of product revenue, $3.0 million of installation revenue, $1.2 million of financing obligations, and $5.5 million of right-of-use assets and lease liabilities from successful sale and leaseback transactions for the three months ended March 31, 2023. There were no successful sale and leaseback transactions for the three months ended March 31, 2022.
The recognized lease expense from successful sale and leaseback transactions for the three months ended March 31, 2023 and 2022 was $2.1 million and $1.3 million, respectively.

At March 31, 2023, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2023	$33,874
2024	43,014
2025	41,998
2026	37,410
2027	21,065
Thereafter	36,608
Total minimum lease payments	213,969
Less: imputed interest	(116,158)
Present value of net minimum lease payments	97,811
Less: current financing obligations	(20,272)
Long-term financing obligations	$77,539
The long-term financing obligations, as reflected in our condensed consolidated balance sheets, were $436.3 million and $442.1 million as of March 31, 2023 and December 31, 2022, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.
Portfolio Financings through PPA Entities - Customer arrangements entered into prior to January 1, 2020 under Portfolio Financing arrangements through a PPA Entity that qualified as leases are accounted for as either sales-type leases or operating leases. Since January 1, 2020, we have not entered into any new PPAs with customers under such arrangements.
Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA V Entity as of March 31, 2023, were as follows (in thousands):

Operating Leases

Remainder of 2023	$15,668
2024	21,238
2025	21,630
2026	22,092
2027	22,566
Thereafter	85,009
Total minimum lease payments	$188,203

9. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$4,161	$3,860
Research and development	8,410	7,082
Sales and marketing	5,817	4,775
General and administrative	11,165	10,591
	$29,553	$26,308
Stock Option Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2022	8,748,309	$20.70	4.6	40,532
Exercised	(114,526)	6.71
Expired	(156,405)	30.45
Balances at March 31, 2023	8,477,378	20.71	4.4	42,208
Vested and expected to vest at March 31, 2023	8,474,492	20.71	4.4	42,171
Exercisable at March 31, 2023	8,417,352	$20.81	4.4	41,425
Stock Options - During the three months ended March 31, 2023 and 2022, we recognized $0.2 million and $2.1 million of stock-based compensation costs for stock options, respectively.
We did not grant options in the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, we had unrecognized compensation costs related to unvested stock options of $0.2 million and $0.4 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.0 year and 0.9 years, respectively. Cash received from stock options exercised totaled $0.8 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Stock Award Activity
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2022	9,549,035	$19.99
Granted	4,115,300	18.99
Vested	(2,104,904)	17.81
Forfeited	(126,807)	28.80
Unvested Balance at March 31, 2023	11,432,624	$19.93
Stock Awards - The estimated fair value of RSUs and PSUs is based on the fair value of our Class A common stock on the date of grant. For the three months ended March 31, 2023 and 2022, we recognized $22.6 million and $21.0 million of stock-based compensation costs for stock awards, respectively.
As of March 31, 2023 and December 31, 2022, we had $187.0 million and $135.7 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.2 years and 1.9 years, respectively.
Executive Awards

On February 15, 2023, the Company granted RSU and PSU awards (the “2023 Executive Awards”) to certain executive staff pursuant to the 2018 Plan. The RSUs have time-based vesting schedules, started vesting on February 15, 2023 and shall vest over a three year period. PSUs started vesting on February 15, 2023 and have a three-year cliff vesting period. PSUs will vest based on a combination of time and achievement against performance metrics targets assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2023 Executive Awards are recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2022	28,340,641
Added to plan	8,948,255
Granted	(3,851,435)
Cancelled/Forfeited	223,447
Expired	(138,839)
Balances at March 31, 2023	33,522,069
2018 Employee Stock Purchase Plan
During the three months ended March 31, 2023 and 2022, we recognized $6.5 million and $2.5 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 449,525 and 420,689 shares in the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, we added an additional 2,239,563 and 2,055,792 shares and there were 15,630,754 and 13,840,716 shares available for issuance as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, we had $21.3 million and $12.0 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.9 years and 0.6 years, respectively.

10. Portfolio Financings
Overview
We have developed various financing options that enable customers’ use of the Energy Servers through third-party ownership financing arrangements. For additional information on these financing options, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
PPA Entity's Aggregate Assets and Liabilities
Generally, the assets of an operating company owned by an investment company can be used to settle only the operating company obligations, and the operating company creditors do not have recourse to us. The following were the aggregate carrying values of our VIE’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, including for the PPA Entity in the PPA V transaction as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,815	$5,008
Restricted cash	350	550
Accounts receivable	1,820	2,072
Prepaid expenses and other current assets	1,322	1,927
Total current assets	5,307	9,557
Property, plant and equipment, net	129,722	133,285
Restricted cash	8,000	8,000
Other long-term assets	1,742	1,869
Total assets	$144,771	$152,711
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$19	$1,037
Deferred revenue and customer deposits	662	662
Non-recourse debt	11,435	13,307
Total current liabilities	12,116	15,006
Deferred revenue and customer deposits	4,585	4,748
Non-recourse debt	108,564	112,480
Total liabilities	$125,265	$132,234
We consolidated the PPA Entity as a VIE in the PPA V transaction, as we have determined that we are the primary beneficiary of this VIE. This PPA Entity contains debt that is non-recourse to us and owns Energy Server assets for which we do not have title.
11. Related Party Transactions
There have been no changes in related party relationships during the three months ended March 31, 2023. For information on our related party transactions, see Part II, Item 8, Note 12 - Related Party Transactions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our operations include the following related party transactions (in thousands):

	Three Months Ended March 31,
	2023	2022

Total revenue from related parties	$833	$7,466
Below is the summary of outstanding related party balances as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022

Accounts receivable	$—	$4,257

Debt to Related Parties
We had no debt or convertible notes from investors considered to be related parties as of March 31, 2023 and December 31, 2022.

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of March 31, 2023 and December 31, 2022, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Performance Guarantees - We guarantee the performance of Energy Servers at certain levels of output and efficiency to our customers over the contractual term. We monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded contra service revenue in the condensed consolidated statements of operations. We paid $15.8 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, for such performance guarantees.
Letters of Credit - In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit facility for this purpose. As of March 31, 2023, the balance of this cash-collateralized letter of credit was $54.7 million, of which $33.3 million and $21.4 million is recognized as short-term and long-term restricted cash, respectively. As of December 31, 2022, the balance of this cash-collateralized letter of credit was $69.1 million, of which $40.6 million and $28.5 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb upgrade of Energy Servers, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations. As of March 31, 2023 and December 31, 2022, the balance of the long-term restricted cash fund was $6.7 million and $6.7 million, respectively.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. We have so far received $12.0 million of the grant, which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, up to an additional $2.5 million on September 30, 2023. We repaid $1.5 million and $1.0 million of the grant in 2017 and 2021, respectively. As of September 30, 2022 the grant became current, and we have recorded $9.5 million in accrued expenses and other current liabilities for future repayments of this grant as of March 31, 2023 and December 31, 2022, respectively.

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
Legal Matters - We are involved in various legal proceedings that arise in the ordinary course of business. We review all legal matters at least quarterly and assess whether an accrual for loss contingencies needs to be recorded. We record an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matters may be materially different from our estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our condensed consolidated balance sheets, results of operations or cash flows for the period in which the resolution occurs or in future periods.
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our July 25, 2018 IPO alleging violations under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs’ consolidated amended complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. We believe the complaint to be without merit and in contravention of our forum selection clause in our Restated Certificate of Incorporation and we intend to defend this action vigorously. We are unable to estimate any range of reasonably possible losses.
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors alleging violations under Sections 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. On September 3, 2019, the court appointed a lead plaintiff and lead plaintiffs’ counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in the IPO and our auditor as defendants for the Section 11 claim, as well as adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against us, and certain members of our senior management team. The amended complaint alleged a class period for all claims from the time of our IPO until September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint, which continued to make the same claims and added allegations pertaining to the restatement and, as to claims under the Exchange Act, extended the putative class period through February 12, 2020. On July 1, 2020, we and the other defendants filed motions to dismiss the second amended complaint. On September 29, 2021, the court entered an order dismissing with leave to amend (1) five of seven statements or groups of statements alleged to violate Sections 11 and 15 of the Securities Act and (2) all allegations under the Exchange Act. All allegations against our auditors were also dismissed. Plaintiffs elected not to amend the complaint and instead on October 22, 2021 filed a motion for entry of final judgment in favor of our auditors so that plaintiffs could appeal the dismissal of those claims. The court denied that motion on December 1, 2021 and in response plaintiffs filed a motion asking the court to certify an interlocutory appeal as to the accounting claims. The court denied plaintiffs’ motion on April 14, 2022. The claims for violation of Sections 11 and 15 of the Securities Act that were not dismissed by the court entered the discovery phase.
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
In June 2021, we filed a petition for writ of mandate and a complaint for declaratory and injunctive relief in the Santa Clara Superior Court against the City of Santa Clara for failure to issue building permits for two of our customer installations and asking the court to require the City of Santa Clara to process and issue the building permits. In October 2021, we filed an amended petition and complaint that asserts additional constitutional and tort claims based on the City’s failure to timely issue the Energy Server permits. Discovery has commenced and we are aggressively pursuing all claims. On February 4, 2022, the City of Santa Clara filed a demurrer seeking to dismiss all of the Company’s claims. The trial judge rejected the demurrer on all claims except one, and allowed Bloom leave to amend that claim. The second amended petition was filed on July 5, 2022. The City of Santa Clara demurred only to the amended cause of action seeking damages for tortious conduct. The trial judge granted that demurrer and struck the tort claim on October 27, 2022; the writ of mandate and constitutional claims were allowed to proceed. The parties are currently briefing the writ of mandate claims which seek immediate issuance of the building permits. On April 21, 2023, the parties executed a settlement agreement which allows our two pending customer installations to proceed under building permits and requires the City to amend its zoning code so that future installations of Bloom Energy Servers in Santa Clara require only building permits.
In February 2022, Plansee SE/Global Tungsten & Powders Corp. (“Plansee/GTP”), a former supplier, filed a request for expedited arbitration with the World Intellectual Property Organization Arbitration and Mediation Center in Geneva Switzerland (“WIPO”), for various claims allegedly in relation to an Intellectual Property and Confidential Disclosure Agreement between Plansee/GTP and Bloom Energy Corporation. Plansee/GTP’s statement of claims includes allegations of infringement of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003. On April 3, 2022, we filed a complaint against Plansee/GTP in the Eastern District of Texas to address the dispute between Plansee/GTP and Bloom Energy Corporation in a proper forum before a U.S. Federal District Court. Our complaint seeks the correction of inventorship of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003 (the “Patents-in-Suit”); declaratory judgment of invalidity, unenforceability, and non-infringement of the Patents-in-Suit; and declaratory judgment of no misappropriation. Further, our complaint seeks to recover damages we have suffered in relation to Plansee/GTP’s business dealings that, as alleged, constitute acts of unfair competition, tortious interference contract, breach of contract, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and violations of the Clayton Antitrust Act. On June 9, 2022, Plansee/GTP filed a motion to dismiss the complaint filed in the Eastern District of Texas and compel arbitration (or alternatively to stay). We filed our opposition on June 30, 2022, Plansee/GTP filed its reply on July 14, 2022 and we filed our sur-reply on July 22, 2022. On February 9, 2023, Magistrate Judge Payne issued a report and recommendation to stay the district court action pending an arbitrability determination by the arbitrator for each claim.
On February 23, 2023, we filed an amended complaint adding additional causes of action and filed objections to the Magistrate’s report and recommendation. On April 26, 2023, Judge Gilstrap overruled our objections to the Magistrate’s report and recommendation and stayed the district court action pending arbitrability determinations by the arbitrator in the WIPO proceeding. The arbitration had been held in abeyance awaiting the District Court’s decision. Given that the District Court matter is stayed and the WIPO arbitration had been held in abeyance, the cases are still in their early stages. We are unable to predict the ultimate outcome of the arbitration and district court action at this time.

13. Income Taxes
For the three months ended March 31, 2023 and 2022, we recorded an income tax provisions of $0.3 million and $0.6 million on pre-tax losses of $74.7 million and $82.2 million for effective tax rates of (0.3)% and (0.7)%, respectively.
The effective tax rate for the three months ended March 31, 2023 and 2022 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

14. Net Loss per Share Available to Common Stockholders
Please refer to the condensed consolidated statements of operations for computation of our net loss per share available to common stockholders, basic and diluted.
The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022

Convertible notes	14,187	14,187
Redeemable convertible preferred stock	1,349	11,000
Stock options and awards	6,413	4,949
	21,949	30,136

15. SK ecoplant Strategic Investment
In October 2021, we expanded our existing relationship with SK ecoplant. As part of this arrangement, we amended the previous Preferred Distribution Agreement (“PDA”) and Joint Venture Agreement (“JVA”) with SK ecoplant. The restated PDA establishes SK ecoplant’s purchase commitments for our Energy Servers for the three year period on a take or pay basis as well as the basis for determining the prices at which the Energy Servers and related components will be sold. The restated JVA increases the scope of assembly done by the joint venture facility in the Republic of Korea, which was established in 2019, for the procurement of local parts for our Energy Servers and the assembly of certain portions of the Energy Servers for the South Korean market. The joint venture is a VIE of Bloom and we consolidate it in our financial statements as we are the primary beneficiary and therefore have the power to direct activities which are most significant to the joint venture.

The following are the aggregate carrying values of the Korean joint venture’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$902	$2,591
Accounts receivable	—	4,257
Inventories	14,524	13,412
Prepaid expenses and other current assets	1,070	2,645
Total current assets	16,496	22,905
Property and equipment, net	1,081	1,141
Operating lease right-of-use assets	2,332	2,390
Other long-term assets	47	47
Total assets	$19,956	$26,483
Liabilities
Current liabilities:
Accounts payable	$1,105	$5,607
Accrued expenses and other current liabilities	685	1,355
Deferred revenue and customer deposits	5	2
Operating lease liabilities	396	393
Total current liabilities	2,191	7,357
Operating lease liabilities	1,945	2,000
Total liabilities	$4,136	$9,357
In October 2021, we also entered into a new Commercial Cooperation Agreement (the “CCA”) regarding initiatives pertaining to the hydrogen market and general market expansion for our products.
The Initial Investment
Simultaneous with the execution of the above agreements, we entered into the SPA pursuant to which we agreed to sell and issue to SK ecoplant 10,000,000 shares of Series A redeemable convertible preferred stock (the “Series A RCPS”), par value $0.0001 per share, at a purchase price of $25.50 per share for an aggregate purchase price of $255.0 million. On December 29, 2021, the closing of the sale of the Series A RCPS was completed and we issued the 10,000,000 shares of the Series A RCPS (the “Initial Investment”). In addition to the Initial Investment, the SPA provided SK ecoplant with an option to acquire a variable number of shares of Class A Common Stock (the “Option”). According to the SPA, SK ecoplant was entitled to exercise the Option through August 31, 2023, and the transaction must have been completed by November 30, 2023.
The sale of Series A RCPS was recorded at its fair value of $218.0 million on the date of issuance. Accordingly, we allocated the excess of the cash proceeds received of $255.0 million plus the change in fair value of the Series A RCPS between October 23, 2021, and December 29, 2021, of $9.7 million, over the fair value of the Series A RCPS on December 29, 2021, and the fair value of the Option on October 23, 2021, to the PDA. This excess amounted to $37.0 million and is recognized as revenue over the take or pay period based on an estimate of the revenue we expect to receive under the PDA. Accordingly, during the three months ended March 31, 2022, we recognized Product Revenue of $1.2 million in connection with this arrangement. No Product Revenue was recognized during the three months ended March 31, 2023 in connection with this arrangement. As of December 31, 2022, the unrecognized amount of $24.6 million included $10.0 million in current deferred revenue and customer deposits and $14.6 million in non-current deferred revenue and customer deposits on the condensed consolidated balance sheets. As of March 31, 2023, the unrecognized amount of deferred revenue and customer deposits was reduced to zero as a result of the Second Tranche Closing (see details below in section “The Second Tranche Closing”).
PDA, JVA, CCA and the SPA entered into with SK ecoplant concurrently were evaluated as a combined contract in accordance with ASC 606 Revenue from Contracts with Customers and, to the extent applicable for separated components, under the guidance of Topic 815 Derivatives and Hedging and applicable subsections and ASC 480 Distinguishing Liabilities from Equity.
We concluded that the Option was a freestanding financial instrument that should have been separately recorded at fair value on the date the SPA was executed.
On August 10, 2022, pursuant to the SPA, SK ecoplant notified us of its intent to exercise its option to purchase additional shares of our Class A common stock, pursuant to a Second Tranche Exercise Notice (as defined in the SPA) electing to purchase 13,491,701 shares at a purchase price of $23.05 per share (the “Second Tranche Closing”). Upon receipt of SK’s notice the purchase price and the number of shares of Class A Common Stock that SK will purchase under the Option became fixed. Upon the receipt of the notice from SK ecoplant the Option met the criteria of an equity award and was classified as a forward contract as part of additional paid-in capital.
On November 8, 2022, each share of the Series A RCPS was converted into 10,000,000 shares of Class A Common Stock.
On December 6, 2022, SK ecoplant and Bloom mutually agreed to delay the Second Tranche Closing Date for the purchase of the 13,491,701 shares of Class A Common Stock of the Issuer until March 31, 2023, unless an earlier date is mutually agreed upon and subject to and assuming the satisfaction of applicable regulatory clearance. The mutual agreement to modify the Second Tranche Closing date did not change the accounting or valuation of the equity-classified forward recorded.
For further information, see Part II, Item 8, Note 17 - SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The Second Tranche Closing
On March 20, 2023, SK ecoplant entered into the Amended SPA with us, pursuant to which on March 23, 2023, we issued and sold to SK ecoplant 13,491,701 shares of non-voting Series B redeemable convertible preferred stock, par value $0.0001 per share (the “Series B RCPS”), at a purchase price of $23.05 per share for cash proceeds of $311.0 million.
The Amended SPA triggered the modification of the equity-classified forward contract on Class A common stock, which resulted in the derecognition of the pre-modification fair value of the forward contract given to SK ecoplant of $76.2 million. The derecognition of the pre-modification fair value was recorded in additional paid-in capital in our condensed consolidated balance sheets as of March 31, 2023.
The Series B RCPS was accounted for as a stock award with liability and equity components. The liability component of the Series B RCPS was recognized at the redemption value of $311.0 million and the equity component of the Series B RCPS was recognized at its fair value of $16.1 million on March 20, 2023, and these were recorded in current liabilities and additional paid-in capital, respectively, in our condensed consolidated balance sheets as of March 31, 2023.
On March 20, 2023, in connection with the Amended SPA, we also entered into the Loan Agreement, pursuant to which we have the option to draw on a loan from SK ecoplant with a maximum principal amount of $311.0 million, should SK ecoplant send a redemption notice to us under the Amended SPA. The Loan Agreement has a maturity of five years and bears an interest rate of 4.6%.
The Loan Agreement is a freestanding financial instrument; accordingly, we recognized a loan commitment asset at its fair value of $52.8 million, of which $5.3 million was classified as current and $47.5 million was classified as non-current in our condensed consolidated balance sheets as of March 31, 2023.
The Amended SPA and the Loan Agreement provided us with cash proceeds of $311.0 million and a loan commitment asset of $52.8 million from SK ecoplant for total consideration of $363.8 million. In return, SK ecoplant received consideration of $403.3 million, comprising of the release from the obligation to close on the original transaction fair valued at $76.2 million, the obligation from us to issue the Series B RCPS at redemption value of $311.0 million, and the option to convert the Series B RCPS to Class A common stock, which has an estimated fair value of $16.1 million. The excess consideration provided by us amounted to $39.5 million, which resulted in a reduction of our deferred revenue and customer deposits by $24.6 million related to the Initial Investment, as of March 31, 2023. The net excess consideration of $14.9 million was recognized as $8.2 million in prepaid expenses and other current assets and $6.7 million was classified as other long-term assets in our condensed consolidated balance sheets as of March 31, 2023. The deferred expense will be recognized as contra-revenue over the take or pay period based on an estimate of the revenue we expect to receive under the remaining term of the PDA.
Description of Series B RCPS - The significant rights and preferences of the Series B RCPS are as follows:
Liquidation: Upon the liquidation or dissolution of Bloom, or a deemed liquidation event (which includes a change in control or the sale or other disposition of all or substantially all of our assets), the holders of the Series B RCPS are entitled to receive in preference to the holders of the Common Stock, the greater of (i) their liquidation preference or (ii) an amount they would be entitled to receive on an as-converted basis. After payment of the liquidation preference to the holders of the Series B RCPS, our remaining assets are available for distribution to the holders of Common Stock on a pro rata basis.
Redemption rights: The Series B RCPS may be redeemed upon election of SK ecoplant at the redemption price per share of $311.0 million divided by the number of then outstanding shares of Series B RCPS, which shall be payable in one installment, commencing on a date not less than sixty days after and not more than ninety days after SK ecoplant deliver written notice of the redemption to the Company (the “Redemption Notice”). SK ecoplant shall not send the Redemption Notice until four months have passed from the Series B RCPS issue date and the delivery of the Redemption Notice shall be irrevocable. The Series B RCPS shall not be redeemable upon the election of the Company.
Conversion: The Series B RCPS are convertible at any time at SK ecoplant’s option into Class A common stock (subject to adjustment in the event of stock splits or combinations, and dividends or other distributions on the Class A Common Stock which are payable in shares of Class A Common Stock).
In addition, on the 6-month anniversary of the issuance date, the Series B RCPS shall automatically convert into shares of Class A common stock at the conversion price in effect at that time. The automatic conversion will not occur should SK ecoplant elect to redeem the Series B RCPS prior to six months after the original issuance date, but not earlier than four months have passed from the original issue date.
Protective provisions: Bloom is prohibited from the following actions without the affirmative vote of a majority of the holders of the Series B RCPS: (i) increasing the authorized number of shares of Series B RCPS; (ii) authorizing or creating any new class of stock that is senior to or on a parity with the Series B RCPS or increasing or decreasing the authorized number of shares of any such new class of stock; (iii) amending the rights, preferences or privileges of the Series B RCPS; and (iv) redeeming the Series B RCPS.
Voting and dividend rights: The holders of the Series B RCPS have no voting rights, except on matters related to the RCPS, and are not entitled to dividends.

16. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products, services, business strategies, our expanded strategic partnership with SK ecoplant, operations, supply chain (including any direct or indirect effects from the Russia-Ukraine war or geopolitical developments in China), new markets, government incentive programs, impact of the IRA on our business, growth of the hydrogen market and the sufficiency of our cash and our liquidity. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “designs,” “plans,” “predicts,” “targets,” “forecasts,” “will,” “would,” “could,” “can,” “may” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, outcomes and the timing of certain events to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the Securities and Exchange Commission. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
We market and sell our Energy Servers primarily through our direct sales organization in the United States, and we also have direct and indirect sales channels internationally. Recognizing that deploying our solutions requires a significant financial commitment, we have developed a number of financing options to support sales of our Energy Servers to customers who lack the financial capability to purchase our Energy Servers directly, and who may prefer to finance the acquisition using third-party financing or to contract for our services on a pay-as-you-go model.
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
Strategic Investment
For information on the strategic investment with SK ecoplant, see Part II, Item 8, Note 1 - Nature of Business, Liquidity and Basis of Presentation, Liquidity section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Part I, Item 1, Note 15 - SK ecoplant Strategic Investment.
Certain Factors Affecting our Performance
Global Macroeconomic Conditions
We generally are seeing worsening global macroeconomic conditions, including rising interest rates, recession fears, foreign exchange rate volatility, inflationary pressures, and financial institution instability, as well as increasing geopolitical instability. These conditions impact our business in several ways. For example, the strengthening U.S. dollar has caused our Energy Servers to become relatively more expensive in several markets outside the United States, which, coupled with worsening global macroeconomic conditions, has the potential to adversely impact demand for our Energy Servers. Our Energy Servers run on a variety of fuels, including natural gas. The rising cost of natural gas, limited availability of natural gas supply, as well as disruptions to the world gas markets has increased the cost of our Energy Servers for the end customers. These conditions also impact our manufacturing and supply chain, as discussed below. To date, the potential impact of these conditions on customer demand has been largely offset by our customers’ need for resiliency and a quick time to power that our Energy Server provides as well as the sustainability that both our Energy Servers and Electrolyzers provide.
Supply Chain Constraints
We continue to see effects from global supply chain disruptions and are experiencing supply chain challenges and logistics constraints. While we have not experienced any significant component shortages to date, we are facing pressures from longer lead times, shipping and freight delays, and increased costs of raw materials. These dynamics could worsen as a result of continued increase in geopolitical instability. In addition, the current inflationary environment and war in Ukraine has led to an increase in the price of components and raw materials. In the event we are unable to mitigate the impacts of delays and/or price increases in raw materials, components, and freight, it could delay the manufacturing and installation of our Energy Servers and increase the costs of our Energy Servers, which would adversely impact our cash flows and results of operations, including our revenues and gross margin. We expect these supply chain challenges and logistics constraints to continue for the foreseeable future.
Manufacturing and Labor Market Constraints
As recently as 2022, we experienced impacts from labor shortages and challenges in hiring for our manufacturing facilities. While these constraints abated in the first quarter of 2023 and we continue to dedicate resources to supporting our capacity expansion efforts, we may still experience difficulties with hiring and retention, particularly for our new manufacturing facility in Fremont, California, and may face additional labor shortages in the future. In addition, the current inflationary environment has led to rising wages and labor costs as well as increased competition for labor. In the event these constraints return and we are unable to continue to mitigate the impacts of these challenges, it could delay the manufacturing and installation of our Energy Servers or Electrolyzers and we may be unable to meet customer demand, which could adversely impact our cash flows and results of operations, including our revenues and gross margin.
Customer Financing Constraints
Our ability to obtain financing for our Energy Servers depends partially on the creditworthiness of our customers, and deterioration of our customers’ credit ratings can impact the financing for their use of our Energy Servers. Ongoing regional banking and financial institution instability that began in the first quarter of 2023, initiated by the failure of Silicon Valley Bank, may make it more difficult for our customers to obtain financing. We continue to work on obtaining the financing required for our 2023 installations, but if we are unable to secure such financing, our revenue, cash flow and liquidity could be materially impacted. We expect that in the United States, the Inflation Reduction Act of 2022 (the “IRA”) and the transferability of tax credits, should make the financing market more robust.
Installations and Maintenance of Energy Servers
In the first quarter of 2023, our installation projects experienced some delays relating to, among other things, permitting and utility delays and access to customer facilities due to shutdowns or other restrictions. Despite the impact on installations during the three months ended March 31, 2023 and given our mitigation strategies, we only had a couple instances of significant delay in the installation of our Energy Servers.
If we are delayed in or unable to perform maintenance, our previously installed Energy Servers would likely experience adverse performance impacts including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may incur higher costs in the future.
Environmental, Social and Governance (“ESG”)
We are committed to a goal of providing consistent returns to our stockholders while maintaining a strong sense of good corporate citizenship that places a high value on the environment, welfare of our employees, the communities in which we operate, the customers we serve, and the world as a whole. We believe that prioritizing, improving, and managing our Environmental, Social, and Governance (“ESG”) related risks, opportunities and programs will allow us to better create long-term value for our investors.
In April 2023, we released our 2022 Sustainability Report, Advancing the Mission of Decarbonization (the “Report”), using accepted ESG frameworks and standards, including alignment with Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosures recommendations. In addition, the Report also utilized certain Global Reporting Initiative standards and was mapped against the United Nations Sustainable Development Goals. We plan to issue a sustainability report on an annual basis.
Our mission is to make clean, reliable energy affordable for everyone in the world. To that end, we strive to empower businesses and communities to responsibly take charge of their energy while addressing both the causes and consequences of climate change. We aim to serve our customers with products that are resilient, providing uninterrupted power with predictable pricing over the long-term, while addressing sustainability issues by developing an increasingly broad portfolio of solutions for decarbonization.
The Report can be found on our website at https://www.bloomenergy.com/sustainibility.
Inflation Reduction Act of 2022
For information on the IRA, which was signed into law on August 16, 2022, and its impact on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Inflation Reduction Act of 2022 – New and Expanded Production and Tax Credits for Manufacturers and Projects to Support Clean Energy section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Liquidity and Capital Resources
We raised cash and supplemented liquidity in the first quarter of 2023 from financing activities with SK ecoplant, but at the same time we increased our working capital spend, resulting in an overall reduction of cash and cash equivalents. In the first quarter of 2023, we built up inventory in preparation for more expected shipments in the second half of 2023. This enabled us to level load production and gain manufacturing efficiency. In addition, we have entered into new leases in Delaware intended to expand our warehouse space to store more inventory to meet anticipated increase in demand in the second half 2023 and beyond. Inventory is expected to continue to grow in the second quarter of 2023, with an anticipated subsequent decrease in the second half of 2023 as we ship Energy Servers.
On March 20, 2023, we entered into the Amended SPA with SK ecoplant, pursuant to which we issued and sold to SK ecoplant 13,491,701 shares of Series B RCPS for cash proceeds of $311.0 million.
On March 20, 2023, in connection with the Amended SPA, we also entered into the Loan Agreement, pursuant to which we may draw down on a loan from SK ecoplant with a maximum principal amount of $311.0 million, should SK ecoplant send a redemption notice to us under the Amended SPA or otherwise reduce any portion of its current holdings of our Class A common stock. The Loan Agreement has a maturity of five years and bears an interest rate of 4.6%. The proceeds of the loan can be used by us for working capital and general corporate purpose needs. There were no amounts outstanding under the Loan Agreement as of March 31, 2023.
For further information on the strategic investment with SK ecoplant, see Part I, Item 1, Note 15 - SK ecoplant Strategic Investment.

As of March 31, 2023, we had cash and cash equivalents of $320.4 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
As of March 31, 2023, we had $282.4 million of outstanding recourse debt, $120.0 million of non-recourse debt and $8.2 million of other long-term liabilities. As of March 31, 2023, the current portion of our total debt was $24.4 million, of which $11.4 million was outstanding non-recourse debt. For a complete description of our outstanding debt, please see Part I, Item 1, Note 7 - Outstanding Loans and Security Agreements.
The combination of our cash and cash equivalents and cash flow to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or are not received timely to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, and in particular our manufacturing capacity, product development and market expansion requirements, to timely respond to competitive market pressures or strategic opportunities, or otherwise. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional manufacturing space, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, our ability to secure financing for customer use of our Energy Servers, the timing of installations and of inventory build in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through an equity or debt financing. Failure to obtain this financing or financing in future quarters may affect our results of operations, including our revenues and cash flows.
A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash (used in) provided by:
Operating activities	$(314,710)	$(92,443)
Investing activities	(26,574)	(18,510)
Financing activities	306,487	(10,112)
Net cash provided by (used in) our PPA Entities, which are incorporated into the condensed consolidated statements of cash flows, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

PPA Entities ¹
Net cash provided by PPA operating activities	$3,041	$7,658
Net cash used in PPA financing activities	(6,434)	(8,114)

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

Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities during the three months ended March 31, 2023 was $314.7 million, an increase of $222.3 million compared to the prior year period. The increase in cash used in operating activities during the three months ended March 31, 2023 as compared to the prior year period was primarily due to an increase in working capital of $272.4 million due to an increase in accounts receivable triggered by the timing of revenue transactions and corresponding collections, the increase in inventory levels to support future demand, and the timing of payments to vendors, partially offset by an improvement in our net loss.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity. We expect to continue such investing activities as our business grows. Cash used in investing activities during the three months ended March 31, 2023 was $26.6 million, an increase of $8.1 million compared to the prior year period, and was primarily due to expenditures on tenant improvements for a newly leased engineering and manufacturing building in Fremont, California, opened in July 2022. We expect to continue to make capital expenditures over the next few quarters to prepare our new manufacturing facility in Fremont, California for production, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities consisted of borrowings and repayments of debt, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests, contributions from noncontrolling interests, and proceeds from the issuances of our common stock. Net cash provided by financing activities during the three months ended March 31, 2023 was $306.5 million, an increase of $316.6 million compared to the prior year period, and was primarily due to the proceeds from the issuance of redeemable convertible preferred stock as part of the SK ecoplant Second Tranche Closing of $311.0 million and the proceeds from issuance of common stock of $8.5 million, partially offset by our repayment of debt of $9.9 million, and repayment of financing obligations of $4.3 million.
Please refer to Part I, Item 1, Note 7 - Outstanding Loans and Security Agreements of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors - Risks Related to Our Liquidity - Our indebtedness, and restrictions imposed by the agreements governing our and our PPA Entities’ outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, and We may not be able to generate sufficient cash to meet our debt service obligations or our growth plans section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Purchase and Financing Options section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Performance Guarantees
As of March 31, 2023, we had incurred no liabilities due to failure to repair or replace Energy Servers pursuant to any performance warranties made under operations and maintenance agreements (“O&M Agreements”). For O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $540.2 million (including $417.8 million related to portfolio financing entities and $122.4 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential liability was approximately $478.1 million against future O&M Agreements subject to renewal. For the three months ended March 31, 2023, we made performance guarantee payments of $15.8 million.

International Channel Partners
There were no significant changes in our international channel partners during the three months ended March 31, 2023. For information on international channel partners, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Channel Partners section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Key Operating Metrics - Comparison of the Three Months Ended March 31, 2023 and 2022
For a description of the key operating metrics we use to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Operating Metrics section in our Annual Report on Form 10-K for the year ended December 31, 2022.
Product Acceptances
The product and megawatts accepted in the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

Product accepted (in 100 kilowatt systems)	512	375	137	36.5%

Product accepted for the three months ended March 31, 2023 as compared to the prior year period increased by 137 systems, or 36.5%. Acceptance volume increased as demand increased for our Energy Servers.

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

Megawatts accepted, net	51	38	13	34.2%

Megawatts accepted, net, for the three months ended March 31, 2023 as compared to the prior year period increased by 13 megawatts, or 34.2%. The increase in megawatts accepted was in line with the increase in product accepted. The increase in acceptances of 51 megawatts achieved from December 31, 2022 to March 31, 2023 was added to our installed base and, therefore, increased our total megawatts accepted, net, from 973 megawatts to 1,024 megawatts.
Purchase Options
Our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022

Direct purchase (including third-party PPAs and international channels)	96%	100%
Traditional Lease	4%	—%
The portion of total revenue attributable to each purchase option in the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022

Direct purchase (including third-party PPAs and international channels)	87%	87%
Traditional Lease	1%	1%
Managed Services	9%	7%
Portfolio Financings	3%	5%
Costs Related to Our Products
Total product related costs for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

Product costs of product accepted in the period	$2,288/kW	$2,561/kW	-$273/kW	(10.7)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$12,594	$9,687	$2,907	30.0%
Installation costs on product accepted in the period	$487/kW	$341/kW	$146/kW	42.8%
Product costs of product accepted decreased $273 per kilowatt, or 10.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease in cost was primarily driven by our ongoing efforts to reduce material costs, labor and overhead through improved automation of our manufacturing facilities, our increased facility utilization and our ongoing material cost reduction programs with our vendors.
Period costs of manufacturing related expenses increased $2.9 million, or 30.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our period costs of manufacturing related expenses increased primarily as a result of costs incurred to support capacity expansion efforts, which are expected to be brought online in future periods.
Installation costs on product accepted increased $146 per kilowatt, or 42.8%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase in cost was primarily driven by the change in the mix of sites requiring Bloom installation. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, and location of gas, among other factors. As such, installation on a per kilowatt basis can vary significantly from period to period. In addition, some customers handle their own installation for which we have little to no installation cost.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 is presented below.
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product	$193,745	$133,547	$60,198	45.1%
Installation	20,525	13,553	6,972	51.4%
Service	40,663	35,239	5,424	15.4%
Electricity	20,258	18,700	1,558	8.3%
Total revenue	$275,191	$201,039	$74,152	36.9%
Total Revenue
Total revenue increased by $74.2 million, or 36.9%, for the three months ended March 31, 2023 as compared to the prior year period. This increase was driven by a $60.2 million increase in product revenue, a $7.0 million increase in installation revenue, a $5.4 million increase in service revenue, and a $1.6 million increase in electricity revenue.
Product Revenue
Product revenue increased by $60.2 million, or 45.1%, for the three months ended March 31, 2023 as compared to the prior year period. The product revenue increase was driven primarily by a 36.5% increase in product acceptances resulting from higher demand for our products.
Installation Revenue
Installation revenue increased by $7.0 million, or 51.4%, for the three months ended March 31, 2023 as compared to the prior year period. This increase in installation revenue was primarily driven by the change in the mix of product acceptances requiring installations by us in the three months ended March 31, 2023.
Service Revenue
Service revenue increased by $5.4 million, or 15.4%, for the three months ended March 31, 2023 as compared to the prior year period. This increase was primarily due to the 36.5% increase in product acceptances and the $11.1 million in maintenance contract renewals associated with the increase in our fleet of Energy Servers, offset by the impact of product performance guarantees of $4.5 million and $1.0 million decrease related to a decrease in state incentives.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue increased by $1.6 million, or 8.3%, for the three months ended March 31, 2023 as compared to the prior year period, primarily due to the increase in installed units as a result of the increase in Managed Services transactions recorded between the third quarter of fiscal year 2021 and the first quarter of fiscal year 2023.

Cost of Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product	$129,613	$105,742	$23,871	22.6%
Installation	25,100	12,773	12,327	96.5%
Service	51,244	41,826	9,418	22.5%
Electricity	14,967	12,761	2,206	17.3%
Total cost of revenue	$220,924	$173,102	$47,822	27.6%
Total Cost of Revenue
Total cost of revenue increased by $47.8 million, or 27.6%, for the three months ended March 31, 2023 as compared to the prior year period, primarily driven by a $23.9 million increase in cost of product revenue, a $12.3 million increase in costs of installation revenue, a $9.4 million increase in cost of service revenue and a $2.2 million increase in cost of electricity revenue. The cost of revenue increase was driven by the increase in revenue adjusted by the net effect of increased freight charges and other supply chain-related pricing pressures and costs incurred to support capacity expansion efforts which are expected to be brought online in future periods, and which were more than offset by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of Product Revenue
Cost of product revenue increased by $23.9 million, or 22.6%, for the three months ended March 31, 2023 as compared to the prior year period. The cost of product revenue increase was driven by the increase in product revenue adjusted by the net effect of increased freight charges and other supply chain-related pricing pressures and costs incurred in support of upcoming capacity expansion efforts which are expected to be brought online in future periods, and which were more than offset by our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of Installation Revenue
Cost of installation revenue increased by $12.3 million, or 96.5%, for the three months ended March 31, 2023 as compared to the prior year period. This increase was driven by the change in mix of product acceptances requiring Bloom Energy installations, as more sites had installation costs in the three months ended March 31, 2023 as compared to the prior year period.
Cost of Service Revenue
Cost of service revenue increased by $9.4 million, or 22.5%, for the three months ended March 31, 2023 as compared to the prior year period. This increase was primarily due to the deployment of field replacement units, partially offset by cost reductions and our actions to proactively manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue increased by $2.2 million, or 17.3%, for the three months ended March 31, 2023 as compared to the prior year period, primarily due to an increase in installed units driven by Managed Services transactions recorded between the third quarter of fiscal year 2021 and the first quarter of fiscal year 2023.

Gross Profit (Loss) and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022
	(dollars in thousands)
Gross profit (loss):
Product	$64,132	$27,805	$36,327
Installation	(4,575)	780	(5,355)
Service	(10,581)	(6,587)	(3,994)
Electricity	5,291	5,939	(648)
Total gross profit	$54,267	$27,937	$26,330

Gross margin:
Product	33%	21%
Installation	(22)%	6%
Service	(26)%	(19)%
Electricity	26%	32%
Total gross margin	20%	14%
Total Gross Profit
Gross profit improved by $26.3 million in the three months ended March 31, 2023 as compared to the prior year period which was primarily driven by a $36.3 million increase in product gross profit, primarily driven by a 36.5% increase in product acceptances resulting from higher demand in existing markets, and our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities, offset by increased freight charges and other supply chain-related pricing pressures and costs incurred to support capacity expansion efforts which are expected to be brought online in future periods, and was partially offset by a $5.4 million and $4.0 million decrease in installation gross profit and service gross profit, respectively.
Product Gross Profit
Product gross profit increased by $36.3 million in the three months ended March 31, 2023 as compared to the prior year period. The increase was primarily driven by a 36.5% increase in product acceptances and our ongoing cost reduction efforts to reduce material costs in conjunction with our suppliers and our reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities, partially offset by increased freight charges and other supply chain-related pricing pressures.
Installation Gross (Loss) Profit
Installation gross (loss) profit worsened by $5.4 million in the three months ended March 31, 2023 as compared to the prior year period. This change was primarily driven by the change in site mix and other site related factors such as site complexity, size, local ordinance requirements and location of the utility interconnect.
Service Gross Loss
Service gross loss worsened by $4.0 million in the three months ended March 31, 2023 as compared to the prior year period. This was primarily due to deployments of field replacement units and the impact of product performance guarantees offset by cost reductions and our actions to proactively manage fleet optimizations.

Electricity Gross Profit
Electricity gross profit decreased by $0.6 million in the three months ended March 31, 2023 as compared to the prior year period. The year over year change was immaterial.
Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$45,690	$34,526	$11,164	32.3%
Sales and marketing	27,111	21,334	5,777	27.1%
General and administrative	45,147	37,736	7,411	19.6%
Total operating expenses	$117,948	$93,596	$24,352	26.0%
Total Operating Expenses
Total operating expenses increased by $24.4 million in the three months ended March 31, 2023 as compared to the prior year period. This increase was primarily attributable to our continued investment in R&D capabilities to support our technology roadmap, our continued investment in our workforce to support our growth, our investment in business development, and increases in office, facility and travel expenses.
Research and Development
Research and development expenses increased by $11.2 million in the three months ended March 31, 2023 as compared to the prior year period. This increase was primarily driven by an increase in employee compensation and benefits of $5.3 million to expand our employee base, and an increase in laboratory supplies and materials of $2.6 million. The increase in research and development spending was in order to support our technology roadmap, including our hydrogen, electrolyzer, marine and biogas solutions.
Sales and Marketing
Sales and marketing expenses increased by $5.8 million in the three months ended March 31, 2023 as compared to the prior year period. This increase was primarily driven by an increase in employee compensation and benefits of $4.3 million to expand our U.S. and international sales force, an increase in travel expenses of $0.6 million to support our sales force and an increase in outside services of $0.5 million.
General and Administrative
General and administrative expenses increased by $7.4 million in the three months ended March 31, 2023 as compared to the prior year period. This increase was primarily driven by an increase in office and facility expenses of $5.9 million, inclusive of a $1.0 million increase in depreciation expense, an increase in employee compensation and benefits of $3.6 million, and an increase in travel expenses of $0.8 million, primarily offset by a decrease in other general and administrative expenses of $3.4 million.

Stock-Based Compensation

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$4,161	$3,860	$301	7.8%
Research and development	8,410	7,082	1,328	18.8%
Sales and marketing	5,817	4,775	1,042	21.8%
General and administrative	11,165	10,591	574	5.4%
Total stock-based compensation	$29,553	$26,308	$3,245	12.3%

Total stock-based compensation for the three months ended March 31, 2023 increased by $3.2 million as compared to the prior year period, primarily driven by the efforts to expand our employee base across all of the Company’s functions.
Other Income and Expense

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Interest income	$1,995	$59	$1,936
Interest expense	(11,746)	(14,087)	2,341
Other expense, net	(1,343)	(3,027)	1,684
Gain on revaluation of embedded derivatives	117	531	(414)
Total	$(10,977)	$(16,524)	$5,547
Interest Income
Interest income is derived from investment earnings on our cash balances, primarily from money market funds. The increase in interest income of $1.9 million was due to the increase in cash balances for money market funds for the three months ended March 31, 2023 as compared to the prior year period.
Interest Expense
Interest expense is from our debt held by third parties. Interest expense for the three months ended March 31, 2023 decreased by $2.3 million as compared to the prior year period. This decrease was primarily due to the repayment of the 7.5% Term Loan due September 2028 and 6.07% Senior Secured Notes due March 2030.
Other Expense, net
Other expense, net is primarily derived from investments in joint ventures, the impact of foreign currency transactions, and adjustments to fair value for derivatives. Other expense, net for the three months ended March 31, 2023 decreased by $1.7 million as compared to the prior year period, primarily as a result of foreign currency transactions.
Gain on Revaluation of Embedded Derivatives
Gain on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. Gain on revaluation of embedded derivatives for the three months ended March 31, 2023 decreased by $0.4 million as compared to the prior year period due to the change in fair value of our embedded EPP derivatives in our sales contracts.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interest	$(3,350)	$(4,088)	$738	18.1%
Net loss attributable to redeemable noncontrolling interest	—	(300)	300	100.0%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities. Net loss attributable to noncontrolling interests for the three months ended March 31, 2023 decreased by $0.7 million as compared to the prior year period due to the decreased losses in our PPA Entities, which are allocated to our noncontrolling interest. Change in net loss attributable to redeemable noncontrolling interest for the three months ended March 31, 2023 as compared to the prior year period was immaterial.

Critical Accounting Policies and Estimates
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“U.S. GAAP”). The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our discussion and analysis of our financial results under Results of Operations above are based on our results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these condensed consolidated financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are representative of estimation uncertainty, and are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the consolidated financial condition and results of operations.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment;
•Incremental Borrowing Rate by Lease Class;
•Stock-Based Compensation;
•Income Taxes;
•Principles of Consolidation; and
•Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 provides a more complete discussion of our critical accounting policies and estimates. During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2023. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 for a more complete discussion of the market risks we consider.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
For further information on controls and procedures, see Part II, Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Part I, Item 1, Note 12 - Commitments and Contingencies. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
ITEM 1A - RISK FACTORS
Except as discussed below, there were no material changes in risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
We or our customers may maintain cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our customers’ ability to obtain financing, our ability to pay our operational expenses or make other payments and our revenues, cash flows and liquidity.
Our or our customer’s cash may be held at banking institutions in non-interest-bearing and interest-bearing accounts in amounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our customers could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank (“SVB”) on March 10, 2023. While the Federal Reserve subsequently announced that account holders would be made whole, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business. In addition, regional banking and financial institution instability may make it more difficult for our customers to obtain financing, which could adversely affect our revenues, cash flows and liquidity.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
None

ITEM 6 - EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3	Certificate of Withdrawal of Certificate of Designation of Series A Redeemable Convertible Preferred Stock				Filed herewith
3.4	Certificate of Designation of Series B Redeemable Convertible Preferred Stock	8-K	001-38598	3.1	3/23/2023
3.5	Certificate of Amendment to the Certificate of Designation of Series B Redeemable Convertible Preferred Stock	8-K	001-38598	3.1	4/18/2023
3.6	Amended and Restated Bylaws, as effective February 15, 2023	8-K	001-38598	3.1	2/17/2023
10.1	Amendments to Securities Purchase Agreement and Investor Agreement, dated March 20, 2023, between the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	3/23/2023
10.2	Shareholder’s Loan Agreement dated as of March 20, 2023, between the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.2	3/23/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLOOM ENERGY CORPORATION

Date:	May 9, 2023	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Gregory Cameron
Gregory Cameron
President and Chief Financial Officer
(Principal Financial and Accounting Officer)