Form 10-Q
period 2023-06-30
Bloom Energy Corp
filed 2023-08-03
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________
 Commission File Number: 001-38598
________________________________________________________________________

BLOOM ENERGY CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	77-0565408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4353 North First Street, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

(408) 543-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class(1)	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	BE	New York Stock Exchange
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
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 1, 2023 was as follows:
Class A Common Stock, $0.0001 par value, 209,421,735 shares
Class B Common Stock, $0.0001 par value, 0 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2023

Unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” “Bloom” and “Bloom Energy,” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents[1]	$767,055	$348,498
Restricted cash[1]	45,811	51,515
Accounts receivable less allowance for doubtful accounts of $119 as of June 30, 2023 and December 31, 2022[1]	351,021	250,995
Contract assets	35,182	46,727
Inventories[1]	468,266	268,394
Deferred cost of revenue	53,982	46,191
Loan commitment asset	5,259	—
Prepaid expenses and other current assets[1]	49,823	43,643
Total current assets	1,776,399	1,055,963
Property, plant and equipment, net[1]	606,007	600,414
Operating lease right-of-use assets[1]	132,452	126,955
Restricted cash[1]	109,678	118,353
Deferred cost of revenue	4,407	4,737
Loan commitment asset	47,533	—
Other long-term assets[1]	43,426	40,205
Total assets	$2,719,902	$1,946,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$194,503	$161,770
Accrued warranty	14,906	17,332
Accrued expenses and other current liabilities[1]	113,848	144,183
Deferred revenue and customer deposits[1]	137,704	159,048
Operating lease liabilities[1]	17,168	16,227
Financing obligations	29,097	17,363
Recourse debt	—	12,716
Non-recourse debt[1]	10,814	13,307
Series B redeemable convertible preferred stock	310,508	—
Total current liabilities	828,548	541,946
Deferred revenue and customer deposits[1]	26,226	56,392
Operating lease liabilities[1]	137,667	132,363
Financing obligations	424,811	442,063
Recourse debt[1]	839,223	273,076
Non-recourse debt[1]	107,793	112,480
Other long-term liabilities	9,399	9,491
Total liabilities	2,373,667	1,567,811
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares - 600,000,000 shares authorized and 193,506,252 shares and 189,864,722 shares issued and outstanding and Class B shares - 600,000,000 shares authorized and 15,675,130 shares and 15,799,968 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	4,011,900	3,906,491
Accumulated other comprehensive loss	(2,053)	(1,251)
Accumulated deficit	(3,702,111)	(3,564,483)
Total equity attributable to Class A and Class B common stockholders	307,756	340,777
Noncontrolling interest	38,479	38,039
Total stockholders’ equity	$346,235	$378,816
Total liabilities and stockholders’ equity	$2,719,902	$1,946,627

1We have a variable interest entity related to PPA V (see Note 10 - Portfolio Financings) and a joint venture in the Republic of Korea (see Note 15 - SK ecoplant Strategic Investment), which represent a portion of the consolidated balances recorded within these financial statement line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Product	$214,706	$173,625	$408,451	$307,172
Installation	24,321	12,729	44,846	26,282
Service	42,298	38,426	82,961	73,665
Electricity	19,770	18,456	40,028	37,156
Total revenue	301,095	243,236	576,286	444,275
Cost of revenue:
Product	145,146	129,419	274,759	235,161
Installation	26,879	16,730	51,979	29,503
Service	57,263	41,028	108,507	82,854
Electricity	15,457	58,029	30,424	70,790
Total cost of revenue	244,745	245,206	465,669	418,308
Gross profit (loss)	56,350	(1,970)	110,617	25,967
Operating expenses:
Research and development	41,493	41,614	87,183	76,140
Sales and marketing	26,822	20,475	53,933	41,809
General and administrative	42,491	38,114	87,638	75,850
Total operating expenses	110,806	100,203	228,754	193,799
Loss from operations	(54,456)	(102,173)	(118,137)	(167,832)
Interest income	4,357	196	6,352	255
Interest expense	(13,953)	(13,814)	(25,699)	(27,901)
Other expense, net	(740)	(1,191)	(2,083)	(4,218)
Loss on extinguishment of debt	(2,873)	(4,233)	(2,873)	(4,233)
(Loss) gain on revaluation of embedded derivatives	(1,216)	38	(1,099)	569
Loss before income taxes	(68,881)	(121,177)	(143,539)	(203,360)
Income tax provision (benefit)	178	(12)	437	552
Net loss	(69,059)	(121,165)	(143,976)	(203,912)
Less: Net loss attributable to noncontrolling interest	(2,998)	(2,365)	(6,348)	(6,453)
Net loss attributable to Class A and Class B common stockholders	(66,061)	(118,800)	(137,628)	(197,459)
Less: Net loss attributable to redeemable noncontrolling interest	—	—	—	(300)
Net loss before portion attributable to redeemable noncontrolling interest and noncontrolling interest	$(66,061)	$(118,800)	$(137,628)	$(197,159)
Net loss per share available to Class A and Class B common stockholders, basic and diluted	$(0.32)	$(0.67)	$(0.66)	$(1.11)
Weighted average shares used to compute net loss per share available to Class A and Class B common stockholders, basic and diluted	208,692	178,507	207,714	177,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(69,059)	$(121,165)	$(143,976)	$(203,912)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(722)	(594)	(993)	(747)
Other comprehensive loss, net of taxes	(722)	(594)	(993)	(747)
Comprehensive loss	(69,781)	(121,759)	(144,969)	(204,659)
Less: Comprehensive loss attributable to noncontrolling interest	(3,019)	(2,462)	(6,539)	(6,550)
Comprehensive loss attributable to Class A and Class B common stockholders	$(66,762)	$(119,297)	$(138,430)	$(198,109)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	—	—	—	(300)
Comprehensive loss before portion attributable to redeemable noncontrolling interest and noncontrolling interest	$(66,762)	$(119,297)	$(138,430)	$(197,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Class A and Class B Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2023	208,333,645	$20	$4,036,697	$(1,352)	$(3,636,050)	$399,315	$34,519	433,834
Issuance of restricted stock awards	753,859	—	—	—	—	—	—	—
Exercise of stock options	93,878	—	733	—	—	733	—	733
Stock-based compensation expense	—	—	28,992	—	—	28,992	—	28,992
Contributions from noncontrolling interest	—	—	—	—	—	—	6,979	6,979
Purchase of capped call related to convertible notes (Note 7)	—	—	(54,522)	—	—	(54,522)	—	(54,522)
Foreign currency translation adjustment	—	—	—	(701)	—	(701)	(21)	(722)
Net loss	—	—	—	—	(66,061)	(66,061)	(2,998)	(69,059)
Balances at June 30, 2023	209,181,382	$20	$4,011,900	$(2,053)	$(3,702,111)	$307,756	$38,479	$346,235

	Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Deficit Attributable to Class A and Class B Common Stockholders	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount
Balances at March 31, 2022	177,995,695	$18	$3,251,128	$(503)	$(3,341,434)	$(90,791)	$36,035	$(54,756)
Issuance of restricted stock awards	824,702	—	—	—	—	—	—	—
Exercise of stock options	93,400	—	337	—	—	337	—	337
Stock-based compensation	—	—	32,796	—	—	32,796	—	32,796
Distributions and payments to noncontrolling interests	—	—	—	—	—	—	(1,539)	(1,539)
Foreign currency translation adjustment	—	—	—	(497)	—	(497)	(97)	(594)
Net loss	—	—	—	—	(118,800)	(118,800)	(2,365)	(121,165)
Balances at June 30, 2022	178,913,797	$18	$3,284,261	$(1,000)	$(3,460,234)	$(176,955)	$32,034	$(144,921)

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Class A and Class B Common Stockholders	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2022	205,664,690	$20	$3,906,491	$(1,251)	$(3,564,483)	$340,777	$38,039	$378,816
Issuance of restricted stock awards	2,858,763	—	—	—	—	—	—	—
ESPP purchase	449,525	—	7,756	—	—	7,756	—	7,756
Exercise of stock options	208,404	—	1,502	—	—	1,502	—	1,502
Stock-based compensation	—	—	58,286	—	—	58,286	—	58,286
Derecognition of the pre-modification forward contract fair value (Note 15)	—	—	76,242	—	—	76,242	—	76,242
Equity component of Series B redeemable convertible preferred stock (Note 15)	—	—	16,145	—	—	16,145	—	16,145
Contributions from noncontrolling interest	—	—	—	—	—	—	6,979	6,979
Purchase of capped call related to convertible notes (Note 7)	—	—	(54,522)	—	—	(54,522)	—	(54,522)
Foreign currency translation adjustment	—	—	—	(802)	—	(802)	(191)	(993)
Net loss	—	—	—	—	(137,628)	(137,628)	(6,348)	(143,976)
Balances at June 30, 2023	209,181,382	20	$4,011,900	$(2,053)	$(3,702,111)	$307,756	$38,479	$346,235

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Deficit Attributable to Class A and Class B Common Stockholders	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2021	176,460,407	$18	$3,219,081	$(350)	$(3,263,075)	$(44,326)	$42,499	$(1,827)
Issuance of restricted stock awards	1,789,639	—	—	—	—	—	—	—
ESPP purchase	420,689	—	5,981	—	—	5,981	—	5,981
Exercise of stock options	243,062	—	1,317	—	—	1,317	—	1,317
Stock-based compensation	—	—	58,382	—	—	58,382	—	58,382
Distributions and payments to noncontrolling interests	—	—	(500)	—	—	(500)	(3,915)	(4,415)
Foreign currency translation adjustment	—	—	—	(650)	—	(650)	(97)	(747)
Net loss[1]	—	—	—	—	(197,159)	(197,159)	(6,453)	(203,612)
Balances at June 30, 2022	178,913,797	$18	$3,284,261	$(1,000)	$(3,460,234)	$(176,955)	$32,034	$(144,921)

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

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(143,976)	$(203,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,668	30,697
Non-cash lease expense	16,184	8,800
Loss (gain) on disposal of property, plant and equipment	196	(523)
Revaluation of derivative contracts	1,099	1,680
Write-off of assets related to PPA IIIa	—	44,800
Stock-based compensation	55,845	57,774
Amortization of warrants and debt issuance costs	1,786	1,651
Loss on extinguishment of debt	2,873	4,233
Unrealized foreign currency exchange loss	1,512	2,276
Other	—	3,487
Changes in operating assets and liabilities:
Accounts receivable	(99,951)	8,938
Contract assets	11,544	(8,173)
Inventories	(197,346)	(62,824)
Deferred cost of revenue	(7,544)	(8,995)
Customer financing receivable	—	2,510
Prepaid expenses and other current assets	1,958	(5,813)
Other long-term assets	3,415	—
Operating lease right-of-use assets and operating lease liabilities	(15,447)	2,422
Finance lease liabilities	736	48
Accounts payable	35,894	50,585
Accrued warranty	(2,426)	—
Accrued expenses and other current liabilities	(35,719)	(18,017)
Deferred revenue and customer deposits	(26,766)	(10,158)
Other long-term liabilities	(730)	—
Net cash used in operating activities	(361,195)	(98,514)
Cash flows from investing activities:
Purchase of property, plant and equipment	(46,150)	(44,728)
Proceeds from sale of property, plant and equipment	25	—
Net cash used in investing activities	(46,125)	(44,728)
Cash flows from financing activities:
Proceeds from issuance of debt	634,018	—
Payment of debt issuance costs	(15,828)	—
Repayment of debt of PPA IIIa	—	(30,212)
Debt make-whole payment related to PPA IIIa debt	—	(2,413)
Repayment of recourse debt	(72,852)	(10,729)
Proceeds from financing obligations	2,702	—
Repayment of financing obligations	(8,728)	(16,475)
Distributions and payments to noncontrolling interests	—	(4,415)
Proceeds from issuance of common stock	9,258	5,981
Proceeds from exercise of options	—	1,317
Proceeds from issuance of redeemable convertible preferred stock	310,957	—
Contributions from noncontrolling interest	6,979	—
Purchase of capped call related to convertible notes (Note 7)	(54,522)	—
Other	(158)	—
Net cash provided by (used in) financing activities	811,826	(56,946)
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(328)	(747)
Net decrease in cash, cash equivalents and restricted cash	404,178	(200,935)
Cash, cash equivalents and restricted cash:
Beginning of period	518,366	615,114
End of period	$922,544	$414,179

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,345	$25,938
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	15,318	4,387
Operating cash flows from finance leases	509	462
Cash paid during the period for income taxes	950	982
Non-cash investing and financing activities:
Transfer of customer financing receivable to property, plant and equipment, net	$—	$42,758
Liabilities recorded for property, plant and equipment, net	4,790	15,988
Recognition of operating lease right-of-use asset during the year-to-date period	14,037	11,192
Recognition of finance lease right-of-use asset during the year-to-date period	736	—
Derecognition of the pre-modification forward contract fair value (Note 15)	76,242	—
Equity component of Series B redeemable convertible preferred stock (Note 15)	16,145	—
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
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extensions and conversions to equity that we completed during 2022 and the first half of 2023, we had $839.2 million of total outstanding recourse debt as of June 30, 2023, which was classified as long-term debt.
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
On May 16, 2023, we issued 3% Green Convertible Senior Notes (the “3% Green Notes”) in an aggregate principal amount of $632.5 million due June 2028, unless earlier repurchased, redeemed or converted, less the initial purchasers’ discount of $15.8 million and other issuance costs of $3.8 million, resulting in net proceeds of $612.9 million. On June 1, 2023, we used approximately $60.9 million of the net proceeds from this offering to redeem all of the outstanding principal amount of our 10.25% Senior Secured Notes due March 2027. The redemption price equaled 104% of the principal amount redeemed plus accrued and unpaid interest. For additional information, please see Part I, Item 1, Note 7 - Outstanding Loans and Security Agreements.
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
Concentration of Risk
Geographic Risk - The majority of our revenue for the three and six months ended June 30, 2023 was attributable to operations in the United States and, for the three and six months ended June 30, 2022, to operations in the Republic of Korea. A major portion of our long-lived assets is attributable to operations in the United States for all periods presented. In addition to shipments in the US and the Republic of Korea, we also ship our Energy Servers to other countries, primarily, Japan and India (the markets of the Republic of Korea, Japan and India, collectively referred to as the “Asia Pacific region”). In the three and six months ended June 30, 2023, total revenue related to shipments to the Asia Pacific region was 27% and 17%, respectively. In the three and six months ended June 30, 2022, total revenue related to shipments to the Asia Pacific region was 62% and 63%, respectively.
Credit Risk - At June 30, 2023, two customers accounted for approximately 65% and 19% of accounts receivable. At December 31, 2022, one customer represented approximately 75% of accounts receivable. To date, we have not experienced any credit losses.
Customer Risk - During the three months ended June 30, 2023, revenue from three customers accounted for approximately 39%, 22%, and 12% of our total revenue. During the six months ended June 30, 2023, three customers represented approximately 40%, 13%, and 12% of our total revenue.
During the three months ended June 30, 2022, two customers represented approximately 57% and 16% of our total revenue. During the six months ended June 30, 2022, two customers represented approximately 45% and 15% of our total revenue.

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
3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	June 30,	December 31,
	2023	2022

Accounts receivable	$351,021	$250,995
Contract assets	35,182	46,727
Customer deposits	78,820	121,085
Deferred revenue	85,110	94,355
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, but where billing milestones have not been reached. Customer deposits and deferred revenue include payments received from customers or invoiced amounts prior to transfer of controls of performance obligations. At December 31, 2022, customer deposits included $24.6 million related to transactions with SK ecoplant and refundable fees received from customers. At June 30, 2023 there were no customer deposits related to transactions with SK ecoplant (see Note 15 - SK ecoplant Strategic Investment).
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
Contract Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Beginning balance	$47,778	$13,533	$46,727	$25,201
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(23,228)	(1,387)	(27,404)	(15,963)
Revenue recognized and not billed as of the end of the period	10,632	21,228	15,859	24,136
Ending balance	$35,182	$33,374	$35,182	$33,374

Deferred Revenue
Deferred revenue activity, including deferred incentive revenue activity, during the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Beginning balance	$87,848	$103,489	$94,355	$115,476
Additions	265,408	182,067	490,346	348,744
Revenue recognized	(268,146)	(189,179)	(499,591)	(367,843)
Ending balance	$85,110	$96,377	$85,110	$96,377
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
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, services and electricity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue from contracts with customers:
Product revenue	$214,706	$173,625	$408,451	$307,172
Installation revenue	24,321	12,729	44,846	26,282
Services revenue	42,298	38,426	82,961	73,665
Electricity revenue	3,966	2,794	7,804	5,476
Total revenue from contract with customers	285,291	227,574	544,062	412,595
Revenue from contracts that contain leases:
Electricity revenue	15,804	15,662	32,224	31,680
Total revenue	$301,095	$243,236	$576,286	$444,275

4. Financial Instruments
Cash, Cash Equivalents and Restricted Cash
The carrying values of cash, cash equivalents and restricted cash approximate fair values and were as follows (in thousands):

	June 30,	December 31,
	2023	2022
As Held:
Cash	$307,575	$226,463
Money market funds	614,969	291,903
	$922,544	$518,366
As Reported:
Cash and cash equivalents	$767,055	$348,498
Restricted cash	155,489	169,868
	$922,544	$518,366
Restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Current:
Restricted cash	$45,161	$50,965
Restricted cash related to PPA Entity[1]	650	550
	$45,811	$51,515
Non-current:
Restricted cash	$101,678	$110,353
Restricted cash related to PPA Entity[1]	8,000	8,000
	109,678	118,353
	$155,489	$169,868
1 We have a variable interest entity (“VIE”) related to our Power Purchase Agreement (“PPA”) entity, PPA V, that represents a portion of the condensed consolidated balances recorded within the “restricted cash” and other financial statement line items in the condensed consolidated balance sheets (see Note 10 - Portfolio Financings). In addition, the restricted cash held in the PPA II and PPA IIIb entities as of June 30, 2023, included $31.1 million and $0.8 million of current restricted cash, respectively, and $16.3 million and $6.7 million of non-current restricted cash, respectively. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2022, included $40.6 million and $1.2 million of current restricted cash, respectively, and $28.5 million and $6.7 million of non-current restricted cash, respectively. These entities are not considered VIEs.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with certain financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $59.6 million of accounts receivable during the six months ended June 30, 2023, and no accounts receivable were derecognized during the three months ended June 30, 2023. We derecognized $90.9 million and $137.3 million of accounts receivable during the three and six months ended June 30, 2022, respectively.
The costs of factoring such accounts receivable on our condensed consolidated statements of operations for the six months ended June 30, 2023 were $0.7 million. There were no costs of factoring for the three months ended June 30, 2023. The costs of factoring for three and six months ended June 30, 2022 were $0.9 million and $1.2 million, respectively. The costs of factoring are recorded in general and administrative expenses.

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

	Fair Value Measured at Reporting Date Using
June 30, 2023	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$614,969	$—	$—	$614,969
	$614,969	$—	$—	$614,969
Liabilities
Derivatives:
Embedded EPP derivatives	—	—	3,834	$3,834
	$—	$—	$3,834	$3,834

	Fair Value Measured at Reporting Date Using
December 31, 2022	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$291,903	$—	$—	$291,903
	$291,903	$—	$—	$291,903
Liabilities
Derivatives:
Embedded EPP derivatives	—	—	5,895	$5,895
	$—	$—	$5,895	$5,895
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

The changes in the Level 3 financial liabilities during the six months ended June 30, 2023 were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2022	$5,895
EPP liability settlement	(3,160)
Changes in fair value	1,099
Liabilities at June 30, 2023	$3,834
In June 2023, per an EPP agreement with one of our customers, we paid $3.2 million, which was recorded as a reduction to our balance of embedded EPP derivative liability as of June 30, 2023.
Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Debt Instruments - The senior secured notes and convertible notes are based on rates currently offered for instruments with similar maturities and terms (Level 2). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	June 30, 2023		December 31, 2022
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
3% Green Convertible Senior Notes due June 2028	$613,407	718,773	$—	—
2.5% Green Convertible Senior Notes due August 2025	225,816	278,415	224,832	309,488
10.25% Senior Secured Notes due March 2027	—	—	60,960	60,472
Non-recourse:
3.04% Senior Secured Notes due June 2031	117,074	108,562	125,787	117,028
4.6% Term Loan due March 2026	$1,533	1,329	$—	—

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Raw materials	$223,526	$165,446
Finished goods	188,803	58,288
Work-in-progress	55,937	44,660
	$468,266	$268,394
The inventory reserves were $16.8 million and $17.2 million as of June 30, 2023 and December 31, 2022, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Receivables from employees	$10,922	$6,553
Deferred expenses (Note 15)	8,182	—
Tax receivables	4,422	3,676
Prepaid hardware and software maintenance	3,306	4,290
Prepaid managed services	2,773	4,405
Advance income tax provision	1,998	783
Deposits made	1,683	1,409
Prepaid workers compensation	1,163	5,536
Prepaid deferred commissions	832	1,002
Other prepaid expenses and other current assets	14,542	15,989
	$49,823	$43,643
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Energy Servers	$545,047	$538,912
Machinery and equipment	159,171	145,555
Leasehold improvements	105,888	104,528
Construction-in-progress	92,896	72,174
Buildings	49,424	49,240
Computers, software and hardware	26,359	24,608
Furniture and fixtures	9,722	9,581
	988,507	944,598
Less: accumulated depreciation	(382,500)	(344,184)
	$606,007	$600,414
Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2023 was $17.5 million and $35.7 million, respectively. Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2022 was $16.3 million and $30.7 million, respectively.
Property, plant and equipment under operating leases by PPA V was $226.0 million and $226.0 million and accumulated depreciation for these assets was $99.9 million and $92.7 million as of June 30, 2023 and December 31, 2022, respectively. Depreciation expense for property, plant and equipment under operating leases by PPA V and PPA IV (sold in November 2022) was $3.6 million and $7.2 million for the three and six months ended June 30, 2023, respectively. Depreciation expense for these assets was $5.6 million and $11.5 million for the three and six months ended June 30, 2022, respectively.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Deferred commissions	$8,860	$8,320
Long-term lease receivable	7,817	8,076
Deferred expenses (Note 15)	6,669	—
Prepaid insurance	3,541	4,047
Deposits made	2,695	2,672
Prepaid managed services	2,056	2,373
Deferred tax asset	1,399	1,151
Prepaid and other long-term assets	10,389	13,566
	$43,426	$40,205
Accrued Warranty
Accrued warranty liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Product performance	$13,926	$16,901
Product warranty	980	431
	$14,906	$17,332
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2022	$17,332
Accrued warranty, net	17,474
Warranty expenditures during the six-month period	(19,900)
Balances at June 30, 2023	$14,906

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022

Compensation and benefits	$43,833	$48,156
General invoice and purchase order accruals	26,854	44,010
Delaware grant	9,495	9,495
Sales-related liabilities	6,522	7,147
Accrued installation	5,618	7,905
Sales tax liabilities	5,192	6,172
Interest payable	4,581	3,128
Accrued legal expenses	3,724	4,403
Accrued consulting expenses	2,431	1,390
Provision for income tax	1,995	1,140
Finance lease liabilities	1,136	1,024
VAT interim liability	968	418
PPA IV upgrade financing obligations	247	6,076
Current portion of derivative liabilities	—	2,596
Other	1,252	1,123
	$113,848	$144,183
Preferred Stock
As of June 30, 2023, we had 20,000,000 shares of preferred stock authorized, of which 13,491,701 shares were designated as Series B redeemable convertible preferred stock. As of December 31, 2022, we had 20,000,000 shares of preferred stock authorized, of which 10,000,000 shares were designated as Series A redeemable convertible preferred stock. The preferred stock had $0.0001 par value. There were 13,491,701 shares and no shares of preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2023 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3% Green Convertible Senior Notes due June 2028	632,500	—	613,407	613,407	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	225,816	225,816	2.5%	August 2025	Company
Total recourse debt	862,500	—	839,223	839,223
3.04% Senior Secured Notes due June 30, 2031	118,538	10,814	106,260	117,074	3.04%	June 2031	PPA V
4.6% Term Loan due March 2026	1,533	—	1,533	1,533	4.6%	March 2026	Korean Joint Venture
Total non-recourse debt	120,071	10,814	107,793	118,607
Total debt	$982,571	$10,814	$947,016	$957,830
The following is a summary of our debt as of December 31, 2022 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$61,653	$12,716	$48,244	$60,960	10.25%	March 2027	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	224,832	224,832	2.5%	August 2025	Company
Total recourse debt	291,653	12,716	273,076	285,792
3.04% Senior Secured Notes due June 30, 2031	127,430	13,307	112,480	125,787	3.04%	June 2031	PPA V
Total non-recourse debt	127,430	13,307	112,480	125,787
Total debt	$419,083	$26,023	$385,556	$411,579
Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries. The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of June 30, 2023 and December 31, 2022.
Recourse Debt Facilities
3% Green Convertible Senior Notes due June 2028 - On May 16, 2023, we issued the 3% Green Notes in an aggregate principal amount of $632.5 million due on June 1, 2028, unless earlier repurchased, redeemed or converted, less an initial purchasers’ discount of $15.8 million and other issuance costs of $3.8 million (together, the “Transaction Costs”), resulting in net proceeds of $612.9 million. The 3% Green Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 16, 2023, between us and U.S. Bank Trust Company, National Association, as Trustee, in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the purchase agreement among the Company and the representatives of the initial purchasers of the 3% Green Notes, the Company granted the initial purchasers an option to purchase up to an additional $82.5 million aggregate principal amount of the 3% Green Notes (the “Greenshoe Option”). The 3% Green Notes issued on May 16, 2023, included $82.5 million aggregate principal amount pursuant to the full exercise by the initial purchasers of the Greenshoe Option.
The 3% Green Notes are senior, unsecured obligations accruing interest at a rate of 3% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023.
We may not redeem the 3% Green Notes prior to June 5, 2026, subject to a partial redemption limitation. We may elect to redeem, at face value, all or any portion of the 3% Green Notes at any time, and from time to time, on or after June 5, 2026 and on or before the forty-sixth scheduled trading day immediately before the maturity date, provided the share price for our Class A common stock exceeds 130% of the conversion price at redemption.
Before March 1, 2028, the noteholders have the right to convert their 3% Green Notes only upon the occurrence of certain events, including satisfaction of a condition relating to the closing price of our common stock (the “Closing Price Condition”) or the trading price of the 3% Green Notes (the “Trading Price Condition”), a redemption event, or other specified corporate events. If the Closing Price Condition is met on at least 20 (whether or not consecutive) of the last 30 consecutive trading days in any calendar quarter, and only during such calendar quarter, the noteholders may convert their 3% Green Notes at any time during the immediately following quarter, commencing after the calendar quarter ending on September 30, 2023, subject to partial redemption limitation. Subject to the Trading Price Condition, the noteholders may convert their 3% Green Notes during the five business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 3% Green Notes, as determined following a request by a holder of the 3% Green Notes, for each day of that period is less than 98% of the product of the closing price of our common stock and the then applicable conversion rate. From and after March 1, 2028, the noteholders may convert their 3% Green Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Should the noteholders elect to convert their 3% Green Notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock, $0.0001 par value per share, or a combination thereof, at our election.
The initial conversion rate is 53.0427 shares of Class A common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $18.85 per share of Class A common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, we may increase the conversion rate at any time if our Board of Directors determines it is in the best interests of the Company or to avoid or diminish income tax to holders of common stock. In addition, if certain corporate events that constitute a Make-Whole Fundamental Change, as defined below, occur, then the conversion rate applicable to the conversion of the 3% Green Notes will, in certain circumstances, be increased by up to 22.5430 shares of Class A common stock per $1,000 principal amount of notes for a specified period of time. At June 30, 2023, the maximum number of shares into which the 3% Green Notes could have been potentially converted if the conversion features were triggered was 47,807,955 shares of Class A common stock.
According to the Indenture, a Make-Whole Fundamental Change means (i) a Fundamental Change, that includes certain change-of-control events relating to us, certain business combination transactions involving us and certain delisting events with respect to our Class A common stock, or (ii) the sending of a redemption notice with respect to the 3% Green Notes.
The 3% Green Notes contain certain customary provisions relating to the occurrence of Events of Default, as defined in the Indenture. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 3% Green Notes then outstanding will immediately become due and payable without any further action or notice by any person. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the 3% Green Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 3% Green Notes.
The Transaction Costs were recorded as debt issuance costs and presented a reduction to the 3% Green Notes on our condensed consolidated balance sheets and are amortized to interest expense at an effective interest rate of 3.8%.
Total interest expense recognized related to the 3% Green Notes for the three months ended June 30, 2023 was $2.9 million and was comprised of contractual interest expense of $2.4 million and amortization of the initial purchasers’ discount and other issuance costs of $0.5 million. We have not recognized any special interest expense related to the 3% Green Notes to date. The amount of unamortized debt issuance costs as of June 30, 2023, was $19.1 million.
Although the 3% Green Notes contain embedded conversion features, we account for the 3% Green Notes in its entirety as a liability. As of June 30, 2023, the net carrying value of the 3% Green Notes was classified as a long-term liability in our condensed consolidated balance sheets.
Capped Calls - On May 11, 2023, in connection with the pricing of the 3% Green Notes, and on May 15, 2023, in connection with initial purchasers’ exercise of the Greenshoe Option, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain counterparties (the “Option Counterparties”). The Capped Calls cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 3% Green Notes, the aggregate number of shares of our Class A common stock that initially underlie the 3% Green Notes, and are expected generally to reduce potential dilution to holders of our common stock upon any conversion of the 3% Green Notes and at our election (subject to certain conditions) offset any cash payments we would be required to make in excess of the principal amount of converted 3% Green Notes.
The Capped Calls expire on June 1, 2028 and are exercisable only at maturity, but may be early terminated in various circumstances, including if the 3% Green Notes are early converted or repurchased. The default settlement method for the Capped Calls is net share settlement. However, we may elect to settle the Capped Calls in cash.
The Capped Calls have an initial strike price of approximately $18.85 per share of Class A common stock, subject to certain adjustments. The strike price of $18.85 corresponds to the initial conversion price of the 3% Green Notes. The number of shares underlying the Capped Calls is 33,549,508 share of Class A common stock. The cap price of the Capped Calls is initially $26.46 per share of Class A common stock, which represents a premium of 100% over the last reported sale price of our common stock on May 11, 2023.
The Capped Calls are freestanding financial instruments. We used a portion of the proceeds from the issuance of the 3% Green Notes to pay for the Capped Calls’ premium. As the Capped Calls meet certain accounting criteria, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $54.5 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets and will not be remeasured.
Please refer to Part II, Item 8, Note 7 - Outstanding Loans and Security Agreements in our Annual Form 10-K for the fiscal year ended December 31, 2022, for discussion of our 10.25% Senior Secured Notes due March 2027 and 2.5% Green Convertible Senior Notes due August 2025.
10.25% Senior Secured Notes due March 2027 - The outstanding unpaid principal balance of $57.6 million on the 10.25% Senior Secured Notes due March 2027 was called and retired at 104% during the three months ended June 30, 2023. The 4% premium of $2.3 million and unpaid accrued interest of $1.0 million were included in the final payment to the noteholders. We recognized loss on extinguishment of debt of $2.9 million as a result of redemption of the 10.25% Senior Secured Notes.
The current and non-current balance of the outstanding unpaid principal of the 10.25% Senior Secured Notes was $12.7 million and $48.9 million as of December 31, 2022, respectively.
Interest on the 10.25% Senior Secured Notes for the three and six months ended June 30, 2023 was $1.0 million and $2.7 million, respectively, including immaterial and $0.1 million amortization of issuance costs, respectively. Interest on the 10.25% Senior Secured Notes for the three and six months ended June 30, 2022 was $1.9 million and $3.8 million, respectively, including amortization of issuance costs of $0.1 million and $0.2 million, respectively.
Interest on the 2.5% Green Notes for the three and six months ended June 30, 2023 was $2.0 million and $3.9 million, respectively, including amortization of issuance costs of $0.5 million and $1.0 million, respectively. Interest on the 2.5% Green Notes for the three and six months ended June 30, 2022 was $2.0 million and $3.9 million, respectively, including amortization of issuance costs of $0.5 million and $1.0 million, respectively.
Non-recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 - Outstanding Loans and Security Agreements in our Annual Form 10-K for the fiscal year ended December 31, 2022 for discussion of our non-recourse debt.
The purchase and credit agreement for our 3.04% Senior Secured Notes due June 2031 requires us to maintain a debt service reserve, the balance of which was $8.0 million and $8.0 million as of June 30, 2023 and December 31, 2022, respectively, and was included as part of long-term restricted cash in the condensed consolidated balance sheets.

Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of June 30, 2023 (in thousands):

Remainder of 2023	$4,414
2024	11,483
2025	242,591
2026	15,356
2027	647,567
Thereafter	61,160
$982,571
Interest expense of $14.0 million and $25.7 million for the three and six months ended June 30, 2023, respectively, was recorded in interest expense on the condensed consolidated statements of operations. Interest expense of $13.8 million and $27.9 million for the three and six months ended June 30, 2022, respectively, was recorded in interest expense on the condensed consolidated statements of operations.

8. Leases
Facilities, Energy Servers, and Vehicles
For the three and six months ended June 30, 2023, rent expense for all occupied facilities was $5.7 million and $11.3 million, respectively. For the three and six months ended June 30, 2022, rent expense for all occupied facilities was $4.7 million and $9.2 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities for facilities, Energy Servers, and vehicles as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$132,452	$126,955
Current operating lease liabilities	(17,168)	(16,227)
Non-current operating lease liabilities	(137,667)	(132,363)
Total operating lease liabilities	$(154,835)	$(148,590)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	$3,022	$2,824
Current finance lease liabilities[5]	(1,136)	(1,024)
Non-current finance lease liabilities[6]	(2,074)	(1,971)
Total finance lease liabilities	$(3,210)	$(2,995)
Total lease liabilities	$(158,045)	$(151,585)
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

The components of our facilities, Energy Servers, and vehicles’ lease costs for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease costs	$8,166	$6,049	$15,965	$11,885
Financing lease costs:
Amortization of right-of-use assets	194	263	395	521
Interest on lease liabilities	69	52	131	105
Total financing lease costs	263	315	526	626
Short-term lease costs	733	167	1,177	241
Total lease costs	$9,162	$6,531	$17,668	$12,752

Weighted average remaining lease terms and discount rates for our facilities, Energy Servers and vehicles as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

Weighted average remaining lease term:
Operating leases	8.0 years	8.6 years
Finance leases	3.4 years	3.3 years
Weighted average discount rate:
Operating leases	12.4%	10.3%
Finance leases	9.1%	6.9%
Future lease payments under lease agreements for our facilities, Energy Servers and vehicles as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2023	$15,929	$694
2024	27,750	1,245
2025	27,753	795
2026	27,621	554
2027	26,305	369
Thereafter	97,794	72
Total minimum lease payments	223,152	3,729
Less: amounts representing interest or imputed interest	(68,317)	(519)
Present value of lease liabilities	$154,835	$3,210
Managed Services and Portfolio Financings Through PPA Entities
Managed Services - We recognized $8.5 million and $15.8 million of product revenue, $1.8 million and $4.8 million of installation revenue, $1.5 million and $2.7 million of financing obligations, and $3.8 million and $9.3 million of right-of-use assets and lease liabilities from successful sale and leaseback transactions for the three and six months ended June 30, 2023, respectively. There were no successful sale and leaseback transactions for the three and six months ended June 30, 2022.
The recognized lease expense from successful sale and leaseback transactions for the three and six months ended June 30, 2023 was $2.3 million and $4.4 million, respectively. The recognized lease expense from successful sale and leaseback transactions for the three and six months ended June 30, 2022 was $1.3 million and $2.6 million, respectively.

At June 30, 2023, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2023	$22,819
2024	43,368
2025	42,358
2026	37,778
2027	21,441
Thereafter	37,237
Total minimum lease payments	205,001
Less: imputed interest	(109,937)
Present value of net minimum lease payments	95,064
Less: current financing obligations	(29,097)
Long-term financing obligations	$65,967
The long-term financing obligations, as reflected in our condensed consolidated balance sheets, were $424.8 million and $442.1 million as of June 30, 2023 and December 31, 2022, respectively. The difference between these obligations and the principal obligations in the table above will be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as a gain at that point.
Portfolio Financings through PPA Entities - Customer arrangements entered into prior to January 1, 2020 under Portfolio Financing arrangements through a PPA Entity that qualified as leases are accounted for as either sales-type leases or operating leases. Since January 1, 2020, we have not entered into any new PPAs with customers under such arrangements.
Future estimated operating lease payments we expect to receive from Portfolio Financing arrangements through PPA V Entity as of June 30, 2023 were as follows (in thousands):

Operating Leases

Remainder of 2023	$10,458
2024	21,238
2025	21,630
2026	22,092
2027	22,566
Thereafter	85,009
Total minimum lease payments	$182,993

9. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$5,067	$4,767	$9,228	$8,627
Research and development	7,678	13,213	16,088	20,295
Sales and marketing	6,257	4,805	12,074	9,580
General and administrative	9,477	9,814	20,642	20,405
	$28,479	$32,599	$58,032	$58,907
Stock Option Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except weighted average exercise price and remaining contractual life)
Balances at December 31, 2022	8,748,309	$20.70	4.6	$40,532
Exercised	(208,404)	7.21
Expired	(214,405)	30.39
Balances at June 30, 2023	8,325,500	20.79	4.0	27,715
Vested and expected to vest at June 30, 2023	8,323,858	20.79	4.0	27,700
Exercisable at June 30, 2023	8,280,499	$20.86	4.0	$27,293
Stock Options - For the three and six months ended June 30, 2023, we recognized $0.1 million and $0.2 million of stock-based compensation costs for stock options, respectively. For the three and six months ended June 30, 2022, we recognized $3.4 million and $5.5 million of stock-based compensation expense for stock options, respectively.
We did not grant options in the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023 and December 31, 2022, we had unrecognized compensation costs related to unvested stock options of $0.2 million and $0.4 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 0.7 years and 0.9 years, respectively. Cash received from stock options exercised totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively. Cash received from stock options exercised totaled $0.3 million and $1.3 million for the three and six months ended June 30, 2022, respectively.

Stock Award Activity
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2022	9,549,035	$19.99
Granted	4,469,242	18.57
Vested	(2,858,763)	18.31
Forfeited	(602,691)	21.43
Unvested Balance at June 30, 2023	10,556,823	$19.76
Stock Awards - The estimated fair value of restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) is based on the fair value of our Class A common stock on the date of grant. For the three and six months ended June 30, 2023, we recognized $23.0 million and $45.7 million of stock-based compensation costs for stock awards, respectively. For the three and six months ended June 30, 2022, we recognized $25.0 million and $46.0 million of stock-based compensation expense for stock awards, respectively.
As of June 30, 2023 and December 31, 2022, we had $159.9 million and $135.7 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.2 years and 1.9 years, respectively.
Executive Awards

On February 15, 2023, the Company granted RSU and PSU awards (the “2023 Executive Awards”) to certain executive staff pursuant to the 2018 Equity Incentive Plan. The RSUs have time-based vesting schedules, started vesting on February 15, 2023 and shall vest over a three year period. PSUs started vesting on February 15, 2023 and have a three-year cliff vesting period. PSUs will vest based on a combination of time and achievement against performance metrics targets assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2023 Executive Awards are recognized over the service period as we evaluate the probability of the achievement of the performance conditions.
The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2022	28,340,641
Added to plan	8,948,255
Granted	(4,399,477)
Cancelled/Forfeited	757,331
Expired	(188,617)
Balances at June 30, 2023	33,458,133
2018 Employee Stock Purchase Plan (“2018 ESPP”)
For the three and six months ended June 30, 2023, we recognized $5.9 million and $12.4 million of stock-based compensation costs for the 2018 ESPP, respectively. For the three and six months ended June 30, 2022, we recognized $4.4 million and $6.9 million of stock-based compensation costs for the 2018 ESPP, respectively.
We issued 449,525 and 420,689 shares in the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we added an additional 2,239,563 and 2,055,792 shares, respectively, and there were 15,630,754 and 13,840,716 shares available for issuance as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, we had $14.9 million and $12.0 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.7 years and 0.6 years, respectively.
10. Portfolio Financings
Overview
We have developed various financing options that enable customers’ use of the Energy Servers through third-party ownership financing arrangements. For additional information on these financing options, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
PPA Entity’s Aggregate Assets and Liabilities
Generally, the assets of an operating company owned by an investment company can be used to settle only the operating company obligations, and the operating company creditors do not have recourse to us. The following were the aggregate carrying values of our VIE’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, including the PPA Entity in the PPA V transaction as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$694	$5,008
Restricted cash	650	550
Accounts receivable	1,800	2,072
Prepaid expenses and other current assets	679	1,927
Total current assets	3,823	9,557
Property, plant and equipment, net	126,159	133,285
Restricted cash	8,000	8,000
Other long-term assets	1,635	1,869
Total assets	$139,617	$152,711
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$24	$1,037
Deferred revenue and customer deposits	662	662
Non-recourse debt	10,814	13,307
Total current liabilities	11,500	15,006
Deferred revenue and customer deposits	4,420	4,748
Non-recourse debt	106,260	112,480
Total liabilities	$122,180	$132,234
We consolidated the PPA Entity as a VIE in the PPA V transaction, as we have determined that we are the primary beneficiary of this VIE. This PPA Entity contains debt that is non-recourse to us and owns Energy Server assets for which we do not have title.
11. Related Party Transactions
There have been no changes in related party relationships during the six months ended June 30, 2023. For information on our related party transactions, see Part II, Item 8, Note 12 - Related Party Transactions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our operations included the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Total revenue from related parties	$4,585	$10,233	$5,418	$17,699
Below is the summary of outstanding related party balances as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022

Accounts receivable	$5,999	$4,257

Debt to Related Parties
We had no material debt or convertible notes from investors considered to be related parties as of June 30, 2023 and December 31, 2022.

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers - In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of June 30, 2023 and December 31, 2022, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Performance Guarantees - We guarantee the performance of Energy Servers at certain levels of output and efficiency to our customers over the contractual term. We monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded contra service revenue in the condensed consolidated statements of operations. We paid $4.1 million and $19.9 million for the three and six months ended June 30, 2023, respectively, for such performance guarantees. We paid $9.4 million and $9.7 million for the three and six months ended June 30, 2022, respectively, for such performance guarantees.
Letters of Credit - In 2019, pursuant to the PPA II upgrade of Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative development and established a cash-collateralized letter of credit facility for this purpose. As of June 30, 2023, the balance of this cash-collateralized letter of credit was $47.4 million, of which $31.1 million and $16.3 million is recognized as short-term and long-term restricted cash, respectively. As of December 31, 2022, the balance of this cash-collateralized letter of credit was $69.1 million, of which $40.6 million and $28.5 million is recognized as short-term and long-term restricted cash, respectively.
Pledged Funds - In 2019, pursuant to the PPA IIIb upgrade of Energy Servers, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations. As of June 30, 2023 and December 31, 2022, the balance of the long-term restricted cash fund was $6.7 million and $6.7 million, respectively.
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
Delaware Economic Development Authority - In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. We have so far received $12.0 million of the grant, which is contingent upon meeting the milestones through September 30, 2023. In the event that we do not meet the milestones, we may have to repay the Delaware Economic Development Authority, up to an additional $2.5 million on September 30, 2023. We repaid $1.5 million and $1.0 million of the grant in 2017 and 2021, respectively. As of September 30, 2022 the grant became current, and we have recorded $9.5 million in accrued expenses and other current liabilities for future repayments of this grant as of June 30, 2023 and December 31, 2022, respectively.

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
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our July 25, 2018 IPO alleging violations under Sections 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs’ consolidated amended complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. We believe the complaint to be without merit and in contravention of our forum selection clause in our Restated Certificate of Incorporation and we intend to defend this action vigorously. We are unable to estimate any range of reasonably possible losses.
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
On January 6, 2023, Bloom and the plaintiffs’ entered into an agreement in principle to settle the claims against Bloom, its executives and directors, and the IPO underwriters for a payment of $3 million, which we expect to be funded entirely by our insurers. If the settlement becomes effective, we expect it to result in a dismissal with prejudice of all claims against us, our executives and directors, and the underwriters. The settlement does not constitute an acknowledgement of liability or wrongdoing. On June 30, 2023, Bloom and the plaintiff’s executed a definitive settlement agreement containing the foregoing terms and customary terms for class action settlements, and on the same date, filed the settlement agreement with the court to see its approval. If the court does not approve the settlement and all of its material terms, or the settlement does not otherwise become final or effective, proceedings in the action will continue.
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
On February 23, 2023, we filed an amended complaint adding additional causes of action and filed objections to the Magistrate’s report and recommendation. On April 26, 2023, Judge Gilstrap overruled our objections to the Magistrate’s report and recommendation and stayed the district court action pending arbitrability determinations by the arbitrator in the WIPO proceeding. The arbitration had been held in abeyance awaiting the District Court’s decision. A hearing by the arbitrator in WIPO on arbitrability took place on June 27, 2023. A decision is expected in the third quarter of 2023. Given that the District Court matter is stayed and the WIPO arbitration had been held in abeyance, the cases are still in their early stages. We are unable to predict the ultimate outcome of the arbitration and district court action at this time.

13. Income Taxes
For the three and six months ended June 30, 2023, we recorded an income tax provisions of $0.2 million and $0.4 million, respectively, on pre-tax losses of $68.9 million and $143.5 million for effective tax rates of (0.3)% and (0.3)%, respectively. For the three and six months ended June 30, 2022, we recorded an income tax benefit and income tax provision of $12 thousand and $0.6 million, respectively, on pre-tax losses of $121.2 million and $203.4 million for effective tax rates of 0.01% and (0.3)%, respectively.
The effective tax rate for the three and six months ended June 30, 2023 and 2022 was lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
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
The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three and six months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Convertible notes	31,146	14,187	22,713	14,187
Redeemable convertible preferred stock	13,492	11,000	7,454	11,000
Stock options and awards	3,611	4,655	5,345	4,894
	48,249	29,842	35,512	30,081

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

The following are the aggregate carrying values of the Korean joint venture’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,819	$2,591
Accounts receivable	5,999	4,257
Inventories	11,586	13,412
Prepaid expenses and other current assets	1,475	2,645
Total current assets	23,879	22,905
Property and equipment, net	1,051	1,141
Operating lease right-of-use assets	2,358	2,390
Other long-term assets	45	47
Total assets	$27,333	$26,483
Liabilities
Current liabilities:
Accounts payable	$954	$5,607
Accrued expenses and other current liabilities	939	1,355
Deferred revenue and customer deposits	—	2
Operating lease liabilities	404	393
Total current liabilities	2,297	7,357
Operating lease liabilities	1,814	2,000
Non-recourse debt	1,533	—
Total liabilities	$5,644	$9,357
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
The sale of Series A RCPS was recorded at its fair value of $218.0 million on the date of issuance. Accordingly, we allocated the excess of the cash proceeds received of $255.0 million plus the change in fair value of the Series A RCPS between October 23, 2021, and December 29, 2021, of $9.7 million, over the fair value of the Series A RCPS on December 29, 2021, and the fair value of the Option on October 23, 2021, to the PDA. This excess amounted to $37.0 million and was recorded in deferred revenue and customer deposits. Accordingly, during the three and six months ended June 30, 2022, we recognized product revenue of $3.5 million and $4.7 million, respectively, in connection with this arrangement. No product revenue was recognized during the three and six months ended June 30, 2023 in connection with this arrangement. As of December 31, 2022, the unrecognized amount of $24.6 million included $10.0 million in current deferred revenue and customer deposits and $14.6 million in non-current deferred revenue and customer deposits on the condensed consolidated balance sheets. As of June

30, 2023, the unrecognized amount of deferred revenue and customer deposits was reduced to zero as a result of the Second Tranche Closing (see details below in section “The Second Tranche Closing”).
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
On August 10, 2022, pursuant to the SPA, SK ecoplant notified us of its intent to exercise its option to purchase additional shares of our Class A common stock, pursuant to a Second Tranche Exercise Notice (as defined in the SPA) electing to purchase 13,491,701 shares at a purchase price of $23.05 per share (the “Second Tranche Closing”). As of December 31, 2022, this option was accounted for as the equity-classified forward contract.
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
The Amended SPA triggered the modification of the equity-classified forward contract on Class A common stock, which resulted in the derecognition of the pre-modification fair value of the forward contract given to SK ecoplant of $76.2 million. The derecognition of the pre-modification fair value was recorded in additional paid-in capital in our condensed consolidated balance sheets as of June 30, 2023.
The Series B RCPS was accounted for as a stock award with liability and equity components. The liability component of the Series B RCPS was recognized at the redemption value of $311.0 million and the equity component of the Series B RCPS was recognized at its fair value of $16.1 million on March 20, 2023 and recorded in current liabilities and additional paid-in capital, respectively, in our condensed consolidated balance sheets as of June 30, 2023.
On March 20, 2023, in connection with the Amended SPA we also entered into the Loan Agreement, pursuant to which we have the option to draw on a loan from SK ecoplant with a maximum principal amount of $311.0 million, should SK ecoplant send a redemption notice to us under the Amended SPA. The Loan Agreement has a maturity of five years and bears an interest rate of 4.6%.
The Loan Agreement is a freestanding financial instrument; accordingly, we recognized a loan commitment asset at its fair value of $52.8 million, of which $5.3 million was classified as current and $47.5 million was classified as non-current in our condensed consolidated balance sheets as of June 30, 2023. The loan commitment asset will be amortized to interest expense during the term of the Loan Agreement starting on the date the loan is drawn upon. Should SK ecoplant elect not to redeem the Series B RCPS under the Amended SPA, the loan commitment asset will be expensed immediately and recognized in interest expense in our condensed consolidated statements of operations.
The Amended SPA and the Loan Agreement provided us with cash proceeds of $311.0 million and a loan commitment asset of $52.8 million from SK ecoplant for total consideration of $363.8 million. In return, SK ecoplant received consideration of $403.3 million, comprising of the release from the obligation to close on the original transaction fair valued at $76.2 million, the obligation from us to issue the Series B RCPS at redemption value of $311.0 million, and the option to convert the Series B RCPS to Class A common stock, which has an estimated fair value of $16.1 million. The excess consideration provided by us amounted to $39.5 million, which resulted in a reduction of our deferred revenue and customer deposits by $24.6 million related to the Initial Investment, as of June 30, 2023. The net excess consideration of $14.9 million was recognized as $8.2 million in prepaid expenses and other current assets and $6.7 million was classified as other long-term assets in our condensed consolidated balance sheets as of March 31, 2023. The deferred expense is recognized as contra-revenue over the take or pay period based on an estimate of the revenue we expect to receive under the remaining term of the PDA. During the three months ended June 30, 2023, the deferred expense recognized as contra-revenue was immaterial.
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

16. Subsequent Events
There have been no material subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products, services, business strategies, our expanded strategic partnership with SK ecoplant, operations, supply chain (including any direct or indirect effects from the Russia-Ukraine war or geopolitical developments in China), new markets, government incentive programs, impact of the Inflation Reduction Act of 2022 (the “IRA”) on our business, growth of the hydrogen market and the sufficiency of our cash and our liquidity. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “designs,” “plans,” “predicts,” “targets,” “forecasts,” “will,” “would,” “could,” “can,” “may” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, outcomes and the timing of certain events to differ materially from results or outcomes expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in the section titled “Risk Factors” included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 and in our other filings with the Securities and Exchange Commission (the “SEC”). You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
At Bloom Energy, we look forward to a net-zero future. Our technology is designed to help enable this future by delivering reliable, low-carbon electricity in a world facing unacceptable levels of power disruptions. Our resilient platform has kept electricity available for our customers through hurricanes, earthquakes, typhoons, forest fires, extreme heat and grid failures. Unlike traditional combustion power generation, our platform is community-friendly and designed to significantly reduce emissions of criteria air pollutants. We have made tremendous progress towards renewable fuel production through our biogas, hydrogen and electrolyzer programs, and we believe that we are well-positioned as a core platform and fixture in the new energy paradigm to help organizations and communities achieve their net-zero objectives.
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
Certain Factors Affecting our Performance
Energy Market Conditions
The global energy transition to a zero-carbon environment has created new challenges and opportunities for utilities, suppliers of energy solutions and customers. Shifts and uncertainty in market and regulatory dynamics and corporate and governmental policies are currently impacting the selling process and extending sales cycles and timelines for the Company’s natural gas-, biogas- and hydrogen-related products. Increasing electricity rates, decreasing energy reliability, and delays in the development of transmission infrastructure and grid interconnection have led to increased customer interest in our power solutions, but at the same time natural gas supply and pricing concerns due to geopolitical stresses and resulting market changes as well as increasing focus on sustainability targets have led to increased caution from customers. The increased use of renewable power generation and weather effects of climate change have exacerbated aging grid fragilities, increased the occurrence of power outages, created grid transmission shortages and lengthened already extensively delayed interconnection cycles. Low- and zero-carbon sources of baseload energy have also been curtailed and even banned in some locations, forcing utilities, states and countries to revisit less clean sources of baseload and intermediate power in an attempt to ensure energy reliability. This supply and demand mismatch globally has threatened energy security reliability, reduced the availability of energy and increased the cost of energy.
Bloom’s power solutions enable customers to address these energy market challenges by offering fuel flexible solutions that are designed to provide cost predictable, resilient, reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their economic, regulatory and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection needs and availability, cost requirements and sustainability profile. Even in those situations where the time to power from the utility is years away in light of the need to build out energy transmission infrastructure, these factors still may impact a customer’s buying decision. For example, the rising cost of natural gas, limited availability of natural gas supply, as well as disruptions to the world gas markets has increased the cost of our power solutions for the end customers and, in certain cases where there is a lack of fuel supply, a complete inability to operate the systems. In the United States, in particular, the lack or slow development of pipeline infrastructure is impacting the timing of customers being able to take advantage of our power solution opportunities. In certain jurisdictions in the United States and Europe, natural gas bans have been enacted that prevent the use of our power solutions unless alternative fuels are available. In addition, there is a growing hesitancy by potential customers to purchase our power solutions to run on natural gas. Increasingly, customers want a zero-carbon solution for power, and, although our power solutions are designed to run on biofuels or hydrogen (in addition to natural gas) and help our customers achieve their sustainability goals, these fuels continue to have very limited availability and, for most customers, are not yet economical. This impetus by customers to use zero-carbon solutions today, combined with the current lack of availability of zero-carbon fuels, is impacting our power solution selling opportunities. Many of our potential data center and industrial customers are pursuing greenfield opportunities where the development cycle is long and the uncertainty of these factors is leading to a more difficult customer decision-making process and longer sales cycles.
Corporate procurement policy is also undergoing change that creates uncertainty; while some customers are increasingly focused on decarbonizing their own direct energy supply, including aligning the timing of their zero-carbon power generation with their energy consumption, others are shifting to prioritize overall carbon emissions from the energy system, both of which are impacting our sales.
The regulatory environment for energy solutions continues to shift. In South Korea, the government recently moved to an auction process for a fuel cell purchases, which may impact demand for our power solutions until alternative fuels are available. In the United States, the investment tax credit (ITC) for fuel cells running on a non-zero carbon fuel currently expires at the end of 2024. In Ireland, which is a large data center market, a directive from the Minister of the Department of the Environment, Climate and Communications to restrict grid connections to data centers and other large power users, along with a halt in high-pressure gas installations has delayed our selling activities in Ireland. Delays in adoption of Renewable Fuel Standard regulations in the United States for the use of biogas to generate electricity for electric vehicles, and minimal governmental focus on utilization of biogas outside of its direct use by methane-fueled vehicles, have created uncertainty in prospects for broader biogas availability for industrial uses, including our power solutions.
Significant governmental interest, investment and stimulation of clean hydrogen in the U.S., Europe and in many other regions across the globe have not yet had significant impacts on demand for hydrogen. To date, while the number of proposed hydrogen production projects has grown rapidly, only a small fraction have reached final investment decision (FID) stage, and an even smaller fraction have been deployed. In addition, the infrastructure needed to transport hydrogen, whether through pipelines or maritime or land-based tankers, is currently only sufficient for existing uses, and has not begun to be extended for anticipated future uses, with hydrogen blending and other approaches remaining at pilot stages.
All of these factors have impacted the selling cycles for our electrolyzer product and power solutions. Our revenue, margins and cash flow in any given year are largely dependent on bookings during the prior year. If a substantial portion of our anticipated bookings for the remainder of 2023 is delayed beyond the end of this year, our revenue, margins and cash flow could be materially adversely impacted in 2024.
Supply Chain Constraints
We continue to see effects from global supply chain tightness due to the current inflationary environment, war in Ukraine and trade tensions between the United States and China. While we have not experienced any significant component shortages to date, we are facing pressures from longer lead times. These dynamics could worsen as a result of continued geopolitical instability. In the event we are unable to mitigate the impacts of delays and/or price increases in raw materials, components, it could delay the manufacturing and installation of our Energy Servers and increase the costs of our Energy Servers, which would adversely impact our cash flows and results of operations, including our revenues and gross margin. We expect these supply chain challenges to continue in the short term.
Manufacturing and Labor Market Constraints
As recently as 2022, we experienced impacts from labor shortages and challenges in hiring for our manufacturing facilities. While these constraints abated in the first half of 2023, and we continue to dedicate resources to supporting our capacity expansion efforts, we may still experience difficulties with hiring and retention, particularly for our new manufacturing facility in Fremont, California, and may face additional labor shortages in the future. In addition, the current inflationary environment has led to rising wages and labor costs as well as increased competition for labor. In the event these constraints return and we are unable to continue to mitigate the impacts of these challenges, it could delay the manufacturing and installation of our Energy Servers or Electrolyzers and we may be unable to meet customer demand, which could adversely impact our cash flows and results of operations, including our revenues and gross margin.
Customer Financing Constraints
Our ability to obtain financing for our Energy Servers depends partially on the creditworthiness of our customers, and deterioration of our customers’ credit ratings can impact the financing for their use of our Energy Servers. Regional banking and financial institution instability, such as the failure of Silicon Valley Bank in the first quarter of 2023, may make it more difficult for our customers to obtain financing. We continue to work on obtaining the financing required for our 2023 installations, but if we are unable to secure such financing, our revenue, cash flow and liquidity could be materially impacted. We expect that in the United States, the IRA and the transferability of tax credits, should make the financing market more robust.
Installations and Maintenance of Energy Servers
In the first half of 2023, our installation projects experienced some delays relating to, among other things, permitting, utility delays and access to customer facilities. However, these delays were not significant for our business.
If we are delayed in or unable to perform maintenance, our previously installed Energy Servers would likely experience adverse performance impacts, including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may incur higher costs in the future. For the six months ended June 30, 2023, we experienced no delays in servicing our Energy Servers.
Environmental, Social and Governance (“ESG”)
We are committed to a goal of providing consistent returns to our stockholders while maintaining a strong sense of good corporate citizenship that places a high value on the environment, welfare of our employees, the communities in which we operate, the customers we serve, and the world as a whole. We believe that prioritizing, improving, and managing our ESG related risks, opportunities and programs help us to better create long-term value for our investors.
In April 2023, we released our 2022 Sustainability Report, Advancing the Mission of Decarbonization (the “Sustainability Report”), using generally accepted ESG frameworks and standards, including alignment with Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosures recommendations. In addition, the Sustainability Report also utilized certain Global Reporting Initiative standards and was mapped against the United Nations Sustainable Development Goals. We plan to issue a sustainability report on an annual basis.
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
The Sustainability Report can be found on our website at https://www.bloomenergy.com/sustainibility.
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
Liquidity and Capital Resources
We raised cash and supplemented liquidity through financing activities with SK ecoplant in the first quarter of 2023 and issuing the 3% Green Notes due June 2028 in the second quarter of 2023. At the same time, we increased our working capital spend. In the first half of 2023, we built up inventory in preparation for more expected shipments in the second half of 2023. This enabled us to level load production and gain manufacturing efficiency. In addition, we entered into new leases in Delaware intended to expand our warehouse space to store more inventory to meet the anticipated increase in demand in the second half of 2023 and beyond. Inventory is expected to decrease in the second half of 2023 as we ship our Energy Servers.
On March 20, 2023, we entered into the Amended SPA, with SK ecoplant, pursuant to which we issued and sold to SK ecoplant 13,491,701 shares of Series B RCPS for cash proceeds of $311.0 million.
On March 20, 2023, in connection with the Amended SPA, we also entered into the Loan Agreement, pursuant to which we may draw down on a loan from SK ecoplant with a maximum principal amount of $311.0 million, should SK ecoplant send a redemption notice to us under the Amended SPA or otherwise reduce any portion of its current holdings of our Class A common stock. The Loan Agreement has a maturity of five years and bears an interest rate of 4.6%. The proceeds of the loan can be used by us for working capital and general corporate purpose needs. There were no amounts outstanding under the Loan Agreement as of June 30, 2023.
For further information on the strategic investment with SK ecoplant, see Part I, Item 1, Note 15 - SK ecoplant Strategic Investment.
On May 16, 2023, we issued the 3% Green Notes with an aggregate principal amount of $632.5 million due June 2028, unless earlier repurchased, redeemed or converted, resulting in net cash proceeds of $616.7 million. On June 1, 2023, we used approximately $60.9 million of the net proceeds from this offering to redeem all of the outstanding principal amount of our 10.25% Senior Secured Notes due March 2027. The redemption price equaled 104% of the principal amount redeemed plus accrued and unpaid interest. We also used approximately $54.5 million of the net proceeds from the offering to purchase the Capped Calls. For additional information, please see Part I, Item 1, Note 7 - Outstanding Loans and Security Agreements.
For further information on issuance of 3% Green Notes and redemption of our 10.25% Senior Secured Notes, please see Part I, Item 1, Note 7 - Outstanding Loans and Security Agreements.
As of June 30, 2023, we had cash and cash equivalents of $767.1 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, regularly monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

As of June 30, 2023, we had $839.2 million of recourse debt, $118.6 million of non-recourse debt and $9.4 million of other long-term liabilities. As of June 30, 2023, the current portion of our total debt was $10.8 million, and consisted entirely of outstanding non-recourse debt. For a complete description of our outstanding debt, please see Part I, Item 1, Note 7 - Outstanding Loans and Security Agreements.
The combination of our cash and cash equivalents and cash flow to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or are not received in a timely manner to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, and in particular our manufacturing capacity, product development and market expansion requirements, to timely respond to competitive market pressures or strategic opportunities, or otherwise. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash (used in) provided by:
Operating activities	$(361,195)	$(98,514)
Investing activities	(46,125)	(44,728)
Financing activities	811,826	(56,946)
Net cash provided by (used in) our PPA Entities, which are incorporated into the condensed consolidated statements of cash flows, was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022

PPA Entities ¹
Net cash provided by PPA operating activities	$5,579	$92,085
Net cash used in PPA financing activities	(9,793)	(99,297)

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

Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities during the six months ended June 30, 2023 was $361.2 million, an increase of $262.7 million compared to the prior year period. The increase in cash used in operating activities during the six months ended June 30, 2023 as compared to the prior year period was primarily due to an increase in working capital of $306.0 million due to an increase in accounts receivable triggered by the timing of revenue transactions and corresponding collections, the increase in inventory levels to support future demand, and the timing of payments to vendors, partially offset by an improvement in our net loss.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity. We expect to continue such investing activities as our business grows. Cash used in investing activities during the six months ended June 30, 2023 was $46.1 million, an increase of $1.4 million compared to the prior year period, and was primarily due to expenditures on tenant improvements for a newly leased engineering and manufacturing building in Fremont, California, opened in July 2022. We expect to continue to make capital expenditures over the next few quarters to prepare our new manufacturing facility in Fremont, California, for production, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities consisted of borrowings and repayments of debt, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests, contributions from noncontrolling interests, and proceeds from the issuances of our common stock. Net cash provided by financing activities during the six months ended June 30, 2023 was $811.8 million, an increase of $868.8 million compared to the prior year period, and was primarily due to the net proceeds from the issuance of the 3% Green Notes of $632.5 million, the proceeds from the issuance of redeemable convertible preferred stock as part of the SK ecoplant Second Tranche Closing of $311.0 million, contribution from noncontrolling interest of $7.0 million and the proceeds from the issuance of common stock of $9.3 million, partially offset by our repayment of debt of $72.9 million, purchases of the Capped Calls of $54.5 million, payment of debt issuance costs related to the issuance of the 3% Green Notes of $15.8 million, and repayment of financing obligations of $8.7 million.
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
Performance Guarantees
As of June 30, 2023, we had incurred no liabilities due to failure to repair or replace Energy Servers pursuant to any performance warranties made under operations and maintenance agreements (“O&M Agreements”). For O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $548.4 million (including $422.5 million related to portfolio financing entities and $125.9 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential liability related to these underperformance obligations was approximately $482.5 million as of June 30, 2023. For the six months ended June 30, 2023, we made performance guarantee payments of $19.9 million.

International Channel Partners
There were no significant changes in our international channel partners during the six months ended June 30, 2023. For information on international channel partners, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Channel Partners section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Key Operating Metrics - Comparison of the Three and Six Months Ended June 30, 2023 and 2022
For a description of the key operating metrics we use to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Operating Metrics section in our Annual Report on Form 10-K for the year ended December 31, 2022.
Product Acceptances
The product and megawatts accepted in the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

Product accepted	606	471	135	28.7%	1,118	846	272	32.2%
Megawatts accepted, net	61	47	14	28.7%	112	85	27	32.2%
Product accepted increased approximately 135 systems, or 28.7%, which is the equivalent of 14 megawatts, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Acceptance volume increased as demand increased for the Bloom Energy servers.
Product accepted increased approximately 272 systems, or 32.2%, which is the equivalent of 27 megawatts, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Acceptance volume increased as demand increased for the Bloom Energy servers.
The increase in acceptances of 112 megawatts achieved from December 31, 2022 to June 30, 2023 was added to our installed base and, therefore, increased our total megawatts accepted, net, from 973 megawatts to 1,085 megawatts.
Purchase Options
Our customers have several purchase options for our Energy Servers. The portion of acceptances attributable to each purchase option in the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Direct purchase (including third-party PPAs and international channels)	97%	100%	97%	100%
Traditional lease	3%	—%	3%	—%
The portion of total revenue attributable to each purchase option in the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Direct purchase (including third-party PPAs and international channels)	89%	89%	87%	88%
Traditional lease	1%	1%	1%	1%
Managed services	8%	6%	9%	6%
Portfolio financings	2%	4%	3%	5%
Costs Related to Our Products
Total product related costs for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

Product costs of product accepted in the period	$2,106/kW	$2,462/kW	($356/kW)	(14.5)%	$2,189/kW	$2,506/kW	($317/kW)	(12.6)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$17,479	$13,489	$3,990	29.6%	$30,073	$23,176	$6,897	29.8%
Installation costs on product accepted in the period	$443/kW	$355/kW	$88/kW	24.8%	$463/kW	$349/kW	$114/kW	32.7%
Product costs of product accepted decreased approximately $356 per kilowatt, or 14.5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease in cost was primarily driven by our ongoing efforts to reduce material costs, cost reduction programs with our vendors and reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Product costs of product accepted decreased $317 per kilowatt, or 12.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease in cost was primarily driven by our ongoing efforts to reduce material costs, cost reduction programs with our vendors and reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Period costs of manufacturing related expenses increased approximately $4.0 million, or 29.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our period costs of manufacturing related expenses increased primarily as a result of costs incurred to support capacity expansion efforts, which are expected to be brought online in future periods.
Period costs of manufacturing related expenses increased approximately $6.9 million, or 29.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Our period costs of manufacturing related expenses increased primarily as a result of costs incurred to support capacity expansion efforts, which are expected to be brought online in future periods.
Installation costs on product accepted increased approximately $88 per kilowatt, or 24.8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase in cost was primarily driven by the change in the mix of sites requiring Bloom installation. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, and location of gas, among other factors. As such, installation on a per kilowatt basis can vary significantly from period to period. In addition, some customers handle their own installation for which we incur little to no installation cost.
Installation costs on product accepted increased approximately $114 per kilowatt, or 32.7%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase in cost was primarily driven by the change in the mix of sites requiring Bloom installation. Each customer site is different and installation costs can vary due to a number of factors, including site complexity, size, and location of gas, among other factors. As such, installation on a per kilowatt basis can vary significantly from period to period. In addition, some customers handle their own installation for which we incur little to no installation cost.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and six months ended June 30, 2023 and 2022 is presented below.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Product	$214,706	$173,625	$41,081	23.7%	$408,451	$307,172	$101,279	33.0%
Installation	24,321	12,729	11,592	91.1%	44,846	26,282	18,564	70.6%
Service	42,298	38,426	3,872	10.1%	82,961	73,665	9,296	12.6%
Electricity	19,770	18,456	1,314	7.1%	40,028	37,156	2,872	7.7%
Total revenue	$301,095	$243,236	$57,859	23.8%	$576,286	$444,275	$132,011	29.7%
Total Revenue
Total revenue increased by $57.9 million, or 23.8%, for the three months ended June 30, 2023 as compared to the prior year period. This increase was driven by a $41.1 million increase in product revenue, a $11.6 million increase in installation revenue, a $3.9 million increase in service revenue, and a $1.3 million increase in electricity revenue.
Total revenue increased by $132.0 million, or 29.7%, for the six months ended June 30, 2023 as compared to the prior year period. This increase was driven by a $101.3 million increase in product revenue, a $18.6 million increase in installation revenue, a $9.3 million increase in service revenue, and a $2.9 million increase in electricity revenue.
Product Revenue
Product revenue increased by $41.1 million, or 23.7%, for the three months ended June 30, 2023 as compared to the prior year period. The product revenue increase was driven primarily by a 28.7% increase in product acceptances resulting from higher demand for our products, partially offset by revenue recognized from the PPA IIIa Upgrade of $36.9 million for the three months ended June 30, 2022.
Product revenue increased by $101.3 million, or 33.0%, for the six months ended June 30, 2023 as compared to the prior year period. The product revenue increase was driven primarily by a 32.2% increase in product acceptances resulting from higher demand for our products, partially offset by revenue recognized from the PPA IIIa Upgrade of $36.9 million for the six months ended June 30, 2022.
Installation Revenue
Installation revenue increased by $11.6 million, or 91.1%, for the three months ended June 30, 2023 as compared to the prior year period. This increase in installation revenue was driven by the change in the mix of product acceptances requiring installations by us in the three months ended June 30, 2023.
Installation revenue increased by $18.6 million, or 70.6%, for the six months ended June 30, 2023 as compared to the prior year period. This increase in installation revenue was primarily driven by the change in the mix of product acceptances requiring installations by us in the six months ended June 30, 2023.
Service Revenue
Service revenue increased by $3.9 million, or 10.1%, for the three months ended June 30, 2023 as compared to the prior year period. This increase was primarily due to the 28.7% increase in product acceptances and the $9.0 million increase in maintenance contracts associated with the increase in our fleet of Energy Servers, offset by the impact of product performance guarantees of $8.8 million.
Service revenue increased by $9.3 million, or 12.6%, for the six months ended June 30, 2023 as compared to the prior year period. This increase was primarily due to the 32.2% increase in product acceptances and the $20.2 million increase in maintenance contracts associated with the increase in our fleet of Energy Servers, offset by the impact of product performance guarantees of $16.4 million and $1.0 million decrease related to state incentives.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue increased by $1.3 million, or 7.1%, for the three months ended June 30, 2023 as compared to the prior year period due to the increase in installed units as a result of the increase in Managed Services transactions recorded between the third quarter of fiscal year 2021 and the second quarter of fiscal year 2023.
Electricity revenue increased by $2.9 million, or 7.7%, for the six months ended June 30, 2023 as compared to the prior year period primarily due to the increase in installed units as a result of the increase in Managed Services transactions recorded between the third quarter of fiscal year 2021 and the second quarter of fiscal year 2023.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Product	$145,146	$129,419	$15,727	12.2%	$274,759	$235,161	$39,598	16.8%
Installation	26,879	16,730	10,149	60.7%	51,979	29,503	22,476	76.2%
Service	57,263	41,028	16,235	39.6%	108,507	82,854	25,653	31.0%
Electricity	15,457	58,029	(42,572)	(73.4)%	30,424	70,790	(40,366)	(57.0)%
Total cost of revenue	$244,745	$245,206	$(461)	(0.2)%	$465,669	$418,308	$47,361	11.3%
Total Cost of Revenue
Total cost of revenue decreased by $0.5 million, or 0.2%, for the three months ended June 30, 2023 as compared to the prior year period primarily driven by a $42.6 million decrease in cost of electricity revenue offset by a $16.2 million increase in cost of service revenue, a $15.7 million increase in cost of product revenue, and a $10.1 million increase in cost of installation revenue.
Total cost of revenue increased by $47.4 million, or 11.3%, for the six months ended June 30, 2023 as compared to the prior year period primarily driven by a $39.6 million increase in cost of product revenue, a $25.7 million increase in cost of service revenue, a $22.5 million increase in cost of installation revenue, offset by a $40.4 million decrease in cost of electricity revenue.
Cost of Product Revenue
Cost of product revenue increased by $15.7 million, or 12.2%, for the three months ended June 30, 2023 as compared to the prior year period. The cost of product revenue increase was driven by a 28.7% increase in product offset by a lower cost per unit attributable to our ongoing efforts to reduce material costs, cost reduction programs with our vendors and reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of product revenue increased by $39.6 million, or 16.8%, for the six months ended June 30, 2023 as compared to the prior year period. The cost of product revenue increase was driven by a 32.2% increase in product acceptances offset by a lower cost per unit attributable to our ongoing efforts to reduce material costs, cost reduction programs with our vendors and reduction in labor and overhead costs through increased volume, improved processes and automation at our manufacturing facilities.
Cost of Installation Revenue
Cost of installation revenue increased by $10.1 million, or 60.7%, for the three months ended June 30, 2023 as compared to the prior year period. This increase was driven by the change in the mix of product acceptances requiring Bloom Energy installations, as more sites had installation costs in the three months ended June 30, 2023 as compared to the prior year period.

Cost of installation revenue increased by $22.5 million, or 76.2%, for the six months ended June 30, 2023 as compared to the prior year period. This increase was driven by the change in the mix of product acceptances requiring Bloom Energy installations, as more sites had installation costs in the six months ended June 30, 2023 as compared to the prior year period.
Cost of Service Revenue
Cost of service revenue increased by $16.2 million, or 39.6%, for the three months ended June 30, 2023 as compared to the prior year period. This increase was primarily due to the deployment of field replacement units, partially offset by cost reductions and our actions to proactively manage fleet optimizations.
Cost of service revenue increased by $25.7 million, or 31.0%, for the six months ended June 30, 2023 as compared to the prior year period. This increase was primarily due to the deployment of field replacement units, partially offset by cost reductions and our actions to proactively manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $42.6 million, or 73.4%, for the three months ended June 30, 2023 as compared to the prior year period, primarily due to the write-off of old Energy Servers of $44.8 million as a result of the PPA IIIa Upgrade in the second quarter of fiscal year 2022.
Cost of electricity revenue decreased by $40.4 million, or 57.0%, for the six months ended June 30, 2023 as compared to the prior year period, primarily due to the write-off of old Energy Servers of $44.8 million as a result of the PPA IIIa Upgrade in the second quarter of fiscal year 2022.
Gross Profit (Loss) and Gross Margin

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
	(dollars in thousands)
Gross profit (loss):
Product	$69,560	$44,206	$25,354	$133,692	$72,011	$61,681
Installation	(2,558)	(4,001)	1,443	(7,133)	(3,221)	(3,912)
Service	(14,965)	(2,602)	(12,363)	(25,546)	(9,189)	(16,357)
Electricity	4,313	(39,573)	43,886	9,604	(33,634)	43,238
Total gross profit (loss)	$56,350	$(1,970)	$58,320	$110,617	$25,967	$84,650

Gross margin:
Product	32%	25%		33%	23%
Installation	(11)%	(31)%		(16)%	(12)%
Service	(35)%	(7)%		(31)%	(12)%
Electricity	22%	(214)%		24%	(91)%
Total gross margin	19%	(1)%		19%	6%
Total Gross Profit
Gross profit improved by $58.3 million in the three months ended June 30, 2023 as compared to the prior year period. This change was predominantly due to a $43.9 million increase in electricity gross profit, a $25.4 million increase in product gross profit, primarily driven by a 28.7% increase in product acceptances resulting from higher demand in existing markets, partially offset by a $12.4 million decrease in service gross profit, and an increase in product acceptances by resulting from higher demand in existing markets. Other factors contributing to the gross profit improvement were (1) our ongoing cost reduction efforts to reduce material costs, (2) our reduction in labor and overhead unit cost through increased volume, and (3) improved processes and automation at our manufacturing facilities.

Gross profit improved by $84.7 million in the six months ended June 30, 2023 as compared to the prior year period. This change was predominantly due to a $61.7 million increase in product gross profit, primarily driven by a 32.2% increase in product acceptances resulting from higher demand in existing markets, a $43.2 million increase in electricity gross profit due to a $40.4 million decrease in the cost of electricity revenue, offset by the $3.9 million and $16.4 million decrease in installation gross profit and service gross profit, respectively. Other factors contributing to the gross profit improvement were (1) our ongoing cost reduction efforts to reduce material costs, (2) our reduction in labor and overhead unit cost through increased volume, and (3) improved processes and automation at our manufacturing facilities.
Product Gross Profit
Product gross profit increased by $25.4 million in the three months ended June 30, 2023 as compared to the prior year period. The increase is primarily driven by an 28.7% increase in product acceptances and our ongoing cost reduction efforts to reduce material costs and our reduction in labor and overhead unit cost through increased volume, improved processes and automation at our manufacturing facilities, partially offset by the gross profit from sale of new Energy Servers of $21.0 million as a result of the PPA IIIa Upgrade in the second quarter of fiscal year 2022.
Product gross profit increased by $61.7 million in the six months ended June 30, 2023 as compared to the prior year period. The improvement is primarily driven by a 32.2% increase in product acceptances and our ongoing cost reduction efforts to reduce material costs and our reduction in labor and overhead unit cost through increased volume, improved processes and automation at our manufacturing facilities, partially offset by the gross profit from sale of new Energy Servers of $21.0 million as a result of the PPA IIIa Upgrade in the second quarter of fiscal year 2022.
Installation Gross Loss
Installation gross loss improved by $1.4 million in the three months ended June 30, 2023 as compared to the prior year period driven by the change in site mix and other site related factors such as site complexity, size, local ordinance requirements and location of the utility interconnect.
Installation gross loss worsened by $3.9 million in the six months ended June 30, 2023 as compared to the prior year period. This change was primarily driven by the change in site mix and other site related factors such as site complexity, size, local ordinance requirements and location of the utility interconnect.
Service Gross Loss
Service gross loss worsened by $12.4 million in the three months ended June 30, 2023 as compared to the prior year period. This was primarily due to deployments of field replacement units and the impact of product performance guarantees offset by cost reductions and our actions to proactively manage fleet optimizations.
Service gross loss worsened by $16.4 million in the six months ended June 30, 2023 as compared to the prior year period. This was primarily due to deployments of field replacement units and the impact of product performance guarantees offset by cost reductions and our actions to proactively manage fleet optimizations.

Electricity Gross Profit (Loss)
Electricity gross loss improved by $43.9 million in the three months ended June 30, 2023 as compared to the prior year period mainly due to a 73.4% decrease in the cost of electricity revenue, as a result of the write-off of old Energy Servers from the PPA IIIa Upgrade of $44.8 million in the second quarter of fiscal year 2022, and an increase in installed units driven by Manages Services transactions recorded between the third quarter of fiscal year 2021 and the second quarter of fiscal year 2023.
Electricity gross profit increased by $43.2 million in the six months ended June 30, 2023 as compared to the prior year period mainly due to a 57.0% decrease in the cost of electricity revenue, as a result of the write-off of old Energy Servers from the PPA IIIa Upgrade of $44.8 million in the second quarter of fiscal year 2022, and an increase in installed units driven by Manages Services transactions recorded between the third quarter of fiscal year 2021 and the second quarter of fiscal year 2023.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$41,493	$41,614	$(121)	(0.3)%	$87,183	$76,140	$11,043	14.5%
Sales and marketing	26,822	20,475	6,347	31.0%	53,933	41,809	12,124	29.0%
General and administrative	42,491	38,114	4,377	11.5%	87,638	75,850	11,788	15.5%
Total operating expenses	$110,806	$100,203	$10,603	10.6%	$228,754	$193,799	$34,955	18.0%
Total Operating Expenses
Total operating expenses increased by $10.6 million in the three months ended June 30, 2023 as compared to the prior year period. This increase was primarily attributable to our continued investment in our workforce to support our growth, our investment in business development, and increases in office, facility and travel expenses.
Total operating expenses increased by $35.0 million in the six months ended June 30, 2023 as compared to the prior year period. This increase was primarily attributable to our continued investment in R&D capabilities to support our technology roadmap, our continued investment in our workforce to support our growth, our investment in business development, and increases in office, facility and travel expenses.
Research and Development
Research and development expenses decreased by $0.1 million in the three months ended June 30, 2023 as compared to the prior year period. This decrease was primarily driven by a $2.1 million decrease in employee compensation, offset by increases in laboratory supplies and materials, outside services, and other research and development costs of $1.0 million, $0.3 million, and $0.4 million, respectively.
Research and development expenses increased by $11.0 million in the six months ended June 30, 2023 as compared to the prior year period. This increase was primarily driven by an increase in laboratory supplies and material of $3.6 million, an increase in employee compensation and benefits of $3.3 million, as well as increases in outside services of $0.6 million, travel and entertainment expenses of $0.4 million, and other expenses of $2.8 million.
Sales and Marketing
Sales and marketing expenses increased by $6.3 million in the three months ended June 30, 2023 as compared to the prior year period. This increase was primarily driven by an increase in employee compensation and benefits of $3.6 million to expand our U.S. and international sales force, and an increase in outside services of $2.7 million.
Sales and marketing expenses increased by $12.1 million in the six months ended June 30, 2023 as compared to the prior year period. This increase was primarily driven by an increase in employee compensation and benefits of $7.9 million to expand our U.S. and international sales force, and an increase in outside services of $3.6 million.

General and Administrative
General and administrative expenses increased by $4.4 million in the three months ended June 30, 2023 as compared to the prior year period. This increase was primarily driven by an increase in employee compensation and benefits of $2.8 million, a $0.8 million increase in office and facility expenses, and a $0.5 million increase in technology expenses.
General and administrative expenses increased by $11.8 million in the six months ended June 30, 2023 as compared to the prior year period. This increase was primarily driven by an increase in employee compensation and benefits of $6.3 million and office and facility expenses of $5.8 million, partially offset by a decrease in other general and administrative expenses.
Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$5,067	$4,767	$300	6.3%	$9,228	$8,627	$601	7.0%
Research and development	7,678	13,213	(5,535)	(41.9)%	16,088	20,295	(4,207)	(20.7)%
Sales and marketing	6,257	4,805	1,452	30.2%	12,074	9,580	2,494	26.0%
General and administrative	9,477	9,814	(337)	(3.4)%	20,642	20,405	237	1.2%
Total stock-based compensation	$28,479	$32,599	$(4,120)	(12.6)%	$58,032	$58,907	$(875)	(1.5)%
Total stock-based compensation for the three months ended June 30, 2023 compared to the prior year period decreased by $4.1 million primarily driven by modified awards in the second quarter of fiscal year 2022, offset by the efforts to expand our employee base across all of the Company’s functions.
Total stock-based compensation for the six months ended June 30, 2023 compared to the prior year period decreased by $0.9 million primarily driven by a decrease in option expense from six months ended June 30, 2022, whereby existing options were either exercised, expired or cancelled. This decrease is offset by an increase in ESPP expense and the efforts to expand our employee base across all of the Company’s functions.
Other Income and Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
	(in thousands)
Interest income	$4,357	$196	$4,161	$6,352	$255	$6,097
Interest expense	(13,953)	(13,814)	(139)	(25,699)	(27,901)	2,202
Other expense, net	(740)	(1,191)	451	(2,083)	(4,218)	2,135
Loss on extinguishment of debt	(2,873)	(4,233)	1,360	(2,873)	(4,233)	1,360
(Loss) gain on revaluation of embedded derivatives	(1,216)	38	(1,254)	(1,099)	569	(1,668)
Total	$(14,425)	$(19,004)	$4,579	$(25,402)	$(35,528)	$10,126
Interest Income
Interest income is derived from investment earnings on our cash balances primarily from money market funds. The increase in interest income of $4.2 million and $6.1 million was due to the increase in cash balances for money market funds for the three and six months ended June 30, 2023 as compared to the prior year period.
Interest Expense
Interest expense is from our debt held by third parties.

Interest expense for the three months ended June 30, 2023 as compared to the prior year period increased by $0.1 million. This increase was primarily due to interest expense related to 3.04% Senior Secured Notes due June 30, 2031, issued on May 16, 2023, offset by lower interest expense as a result of the redemption on June 1, 2023, of 10.25% Senior Secured Notes due March 2027 and the repayment of the 7.5% Term Loan due September 2028 and 6.07% Senior Secured Notes due March 2030 on June 14, 2022, and November 22, 2022, respectively.
Interest expense for the six months ended June 30, 2023 as compared to the prior year period decreased by $2.2 million. This decrease was primarily due to the repayment of the 7.5% Term Loan due September 2028 and 6.07% Senior Secured Notes due March 2030 on June 14, 2022, and November 22, 2022, respectively, as well as the redemption on June 1, 2023, of 10.25% Senior Secured Notes due March 2027, offset by interest expense related to 3.04% Senior Secured Notes due June 30, 2031, issued on May 16, 2023.
Other Expense, net
Other expense, net is primarily derived from investments in joint ventures, the impact of foreign currency transactions, and adjustments to fair value for derivatives.
Other expense, net for the three months ended June 30, 2023 as compared to the prior year period decreased by $0.5 million primarily as a result of the loss on remeasurement of our equity investment in the Bloom Energy Japan joint venture of $2.0 million recorded for the three months ended June 30, 2022, partially offset by foreign currency transactions and a gain on the revaluation of the Option to purchase Class A common stock.
Other expense, net for the six months ended June 30, 2023 as compared to the prior year period decreased by $2.1 million primarily as a result of the loss on remeasurement of our equity investments of $3.5 million recorded for the six months ended June 30, 2022, partially offset by foreign currency transactions and a gain on the revaluation of the Option to purchase Class A common stock.
Loss on Extinguishment of debt
Loss on extinguishment of debt for the three and six months ended June 30, 2023 was $2.9 million, which was recognized as a result of redemption on June 1, 2023, of 10.25% Senior Secured Notes due March 2027, and comprised of repayment of the 4% premium upon redemption of $2.3 million and debt issuance costs write off of $0.6 million.
Loss on extinguishment of debt for the three and six months ended June 30, 2022 was $4.2 million, which was recognized as a result of repayment of 7.5% Term Loan due September 2028 as part of the PPA IIIa Upgrade.
(Loss) Gain on Revaluation of Embedded Derivatives
Gain on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain on revaluation of embedded derivatives for the three months ended June 30, 2023 as compared to the prior year period decreased by $1.3 million due to the change in fair value of our embedded EPP derivatives in our sales contracts and payment of $3.2 million to one of our customers in the second quarter of financial year 2023.
Gain on revaluation of embedded derivatives for the six months ended June 30, 2023 as compared to the prior year period decreased by $1.7 million due to the change in fair value of our embedded EPP derivatives in our sales contracts and payment of $3.2 million to one of our customers in the second quarter of financial year 2023.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interest	$(2,998)	$(2,365)	$(633)	26.8%	$(6,348)	$(6,453)	$105	(1.6)%
Net loss attributable to redeemable noncontrolling interest	$—	$—	$—	—%	—	(300)	$300	(100.0)%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net loss attributable to noncontrolling interests for the three months ended June 30, 2023 as compared to the prior year period changed by $0.6 million predominantly due to a decrease in gain in joint venture in the Republic of Korea, which is allocated to our noncontrolling interest.
Net loss attributable to noncontrolling interests for the six months ended June 30, 2023 as compared to the prior year period changed by $0.1 million due to a lower losses in our PPA Entities, which are allocated to our noncontrolling interest. Change in net loss attributable to redeemable noncontrolling interest for the six months ended June 30, 2023 as compared to the prior year period was $0.3 million.

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
•Stock-Based Compensation;
•Income Taxes;
•Principles of Consolidation; and
•Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests.

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 provides a more complete discussion of our critical accounting policies and estimates. During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2023. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 for a more complete discussion of the market risks we consider.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A - RISK FACTORS
Except as discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, there were no material changes in our risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously disclosed in our Current Report on Form 8-K filed on May 16, 2023, no unregistered sales of our equity securities were made during the three months ended June 30, 2023.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 - OTHER INFORMATION
(c) Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6 - EXHIBITS

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2		Certificate of Amendment to the Restated Certificate of Incorporation	10-Q	001-38598	3.1	8/9/2022
3.3		Certificate of Withdrawal of Certificate of Designation of Series A Redeemable Convertible Preferred Stock	10-Q	001-38598	3.3	5/9/2023
3.4		Certificate of Designation of Series B Redeemable Convertible Preferred Stock	8-K	001-38598	3.1	3/23/2023
3.5		Certificate of Amendment to the Certificate of Designation of Series B Redeemable Convertible Preferred Stock	8-K	001-38598	3.1	4/18/2023
3.6		Amended and Restated Bylaws, as effective February 15, 2023	8-K	001-38598	3.1	2/17/2023
4.1		Indenture, dated as of May 16, 2023, between Bloom Energy Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-38598	4.1	5/16/2023
4.2		Form of certificate representing the 3.00% Green Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	001-38598	4.2	5/16/2023
10.1		Form of Confirmation of Call Option Transaction, between Bloom Energy Corporation and each Option Counterparty	8-K	001-38598	10.1	5/16/2023
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	August 3, 2023	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ Gregory Cameron
Gregory Cameron
President and Chief Financial Officer
(Principal Financial and Accounting Officer)