Form 10-K
period 2023-12-31
Bloom Energy Corp
filed 2024-02-15
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $2.4 billion based upon the closing price of $16.32 per share of our Class A common stock on the New York Stock Exchange on June 30, 2023 (the last trading day of the registrant’s most recently completed second quarter). Shares of Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2024, there were 224,973,118 shares of the registrant’s Class A common stock, $0.0001 par value, outstanding.
________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the registrant’s year ended December 31, 2023.

Bloom Energy Corporation
Annual Report on Form 10-K for the Year Ended December 31, 2023
Unless the context otherwise requires, the terms “we,” “us,” “our,” “Bloom Energy,” “Bloom” and the “Company” each refer to Bloom Energy Corporation and all of its subsidiaries.

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
Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to expand into and be successful in new markets, including the hydrogen market; our expanded strategic partnership with SK ecoplant; statements about our supply chain; operating results; the sufficiency of our cash and our liquidity; projected costs and cost reductions; development of new products and improvements to our existing products; our manufacturing capacity and manufacturing costs; the adequacy of our agreements with our suppliers; legislative actions and regulatory and environmental compliance; impact of the Inflation Reduction Act (the “IRA”) on our business; competitive position; management’s plans and objectives for future operations; our ability to obtain financing; our ability to comply with debt covenants or cure defaults, if any; our ability to repay our debt obligations as they come due; trends in average selling prices; the success of our customer financing arrangements; capital expenditures; warranty matters; outcomes of litigation; our exposure to foreign exchange, interest and credit risk; general business and economic conditions in our markets; industry trends; the impact of changes in government incentives; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue; future deployment of our Bloom Energy Servers and Bloom Electrolyzers; our ability to expand our business with our existing customers; our ability to increase efficiency of our products; our ability to market our products successfully in connection with the global energy transition and shifting attitudes around climate change; our business strategy and plans and our objectives for future operations; and the impact of recently adopted accounting pronouncements.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
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

Part I
ITEM 1 — BUSINESS
Overview
Bloom Energy is uniquely situated to provide innovative technology solutions to customers at an important moment in the world’s transition to a net-zero carbon energy system. We manufacture one of the most advanced and versatile energy platforms, which delivers two products: the Bloom Energy Server® and the Bloom Electrolyzer™. With approximately 1.2 gigawatts of the Energy Servers accepted in more than 1,200 locations and 7 countries, our platform empowers businesses, essential services, critical infrastructure, energy companies, and communities with resilient, reliable, and sustainable energy solutions. Changing the future of energy is no small task, but our diverse group of thinkers, solvers and dreamers are up to the challenge. Our employees are driven by our mission: to make clean, reliable energy affordable for everyone in the world.
The market conditions for our platform are promising. The three most important indicators of a well-functioning, energy transition — cost, reliability, and emissions — are all facing stiff headwinds. Customers are demanding lower carbon and resilient energy today with the flexibility to move to net-zero solutions. Our platform is designed and produced to meet these demands and solve these challenges. Global electricity systems are now facing a range of significant challenges, including threats from extreme weather events, aging transmission and distribution systems, a wave of retiring generation assets, and unprecedented load growth that is far outpacing the installation of new renewable resources. Our time to power solutions and resiliency with 24x7x365 power generation address these needs.
The value propositions for our fuel cell-based power platform are very compelling. Built on the same solid oxide platform, we develop the Energy Server and the Electrolyzer with predominantly the same supply chain, manufacturing, and engineering expertise. These solutions share reliability, cost-down and efficiency advantages. We have driven down our costs due to our relentless commitment to innovation and discipline. By delivering either molecules of fuel or electrons, we can serve two different markets with one platform and that provides us with a diverse customer base. We have made significant progress toward our goal of utilizing our platform in a variety of new applications and we believe we are well-positioned as a core platform in the new energy transition to help organizations and communities achieve their net-zero objectives.
To date, nearly all of our revenue has been attributable to sales of our power generating Energy Server. The Energy Servers can use biogas, hydrogen, natural gas, or a blend of fuels to create quickly deployed resilient, sustainable, and cost-predictable power. The platform’s fuel flexibility combined with a skid mounted and modular package means that Bloom’s Energy Servers are well situated to serve as a rapidly deployable baseload electricity transition technology and solution today, without creating a stranded asset in the future. It can perform at significantly higher efficiencies than traditional, combustion-based resources. It can reduce carbon dioxide and air pollutants through a unique, non-combustion process that uses gas for a fundamentally different reason than any other technology — maximizing the utilization of hydrogen.
Our Energy Servers are inherently designed to deliver reliable electricity. They can provide reliability as a microgrid solution to customers who can’t afford power outages. Our microgrids continue to generate power for our customers even when the grid isn’t available. Our system also operates at a 99%+ availability due to its modular and fault-tolerant design, which includes multiple independent power generation modules that can be concurrently replaced during maintenance to provide uninterrupted service. Our Energy Servers also have the proven resiliency to withstand weather events, cybersecurity attacks, and other grid outages, providing reliable baseload power while the grid is still grappling with the proliferation of intermittent wind and solar generation. Our systems can be installed in a timeline far shorter than building new transmission lines, or any form of large-scale power generation. This ‘Time to Power’ value proposition is particularly meaningful for manufacturers, data centers, hospitals, and retailers, especially when the local utility is unable to provide the additional power to support their load growth or energy goals. We can be onsite and operating in months, while other power providers are quoting deliveries in years. With our Bloom Energy Server, we are also partnering with developers for significant opportunities in waste-to-energy. In some instances, we are providing power solutions to enable lower carbon intensity renewable fuels, and in other cases, we are providing solutions to use biogas for resilient power across dairies, landfills, and wastewater treatment facilities.

The Bloom Electrolyzer, which produces hydrogen, opens new markets, partnerships, and geographies for the company. And the twenty plus years of expertise we have accumulated from building, installing and operating fuel cell systems is being leveraged to advance the electrolyzer systems we can deploy. The Bloom Electrolyzer is in the early stages of commercialization. But the results have shown its promise. In 2023, for example, we deployed the world’s largest solid oxide electrolyzer at our NASA Ames Research Center, located in Mountain View, California, and achieved a new record efficiency level of 37.5 kWh of electricity per kilogram of hydrogen generated. At its high efficiency, the Bloom Electrolyzer uses less electricity to produce hydrogen than other electrolyzers, thereby potentially lowering the overall cost of producing hydrogen, a critical factor in accelerating the transition to hydrogen as a fuel. The Idaho National Laboratory (INL) has been studying to see how well it could produce hydrogen from electricity and steam from a nuclear facility, and their 2023 results showed that it was the most efficient electrolyzer that they ever tested. The Bloom Electrolyzer diversifies and expands our addressable market to industries with hard-to-abate emissions, such as heavy industries and those seeking zero-carbon transportation fuels. In December 2023, we announced the Electrolyzer sale in South Korea to our partners SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group, with the technology to be deployed in a government-led project to deploy hydrogen as an energy source in a large-scale green hydrogen for use as transport fuel.
We are growing our research and manufacturing capabilities based in the United States and South Korea to meet the opportunities in the global markets. As of December 31, 2023, we have 325 active patents in the U.S. and 145 active patents internationally. In 2023, we scaled up production at our multi-gigawatt factory in Fremont, California, while streamlining and consolidating operations from our Sunnyvale, California, facility to our Fremont facility. The consolidation and ramp in production capacity during 2023 enabled us to produce our Energy Server platforms more efficiently. The plans provide for an additional ramp up in production with incremental investments. We invested in our Newark, Delaware, factory during 2023 to increase production capacity, including a high volume electrolyzer manufacturing line for commercial deployment in North America and Europe. Our Delaware team celebrated its 10th anniversary, growing from one employee in 2013 to nearly 800 in 2023, with installed production capacity at two gigawatts per year. Moreover, our joint venture with SK ecoplant is now capable of full assembly.
The U.S. is currently our largest market in terms of revenue and installed base of the Energy Servers. Our major customers include companies in industries such as utilities, data centers, agriculture, retail, hospitals, higher education, biotech, and manufacturing. Many of our customers look to solve “time to power” issues where they cannot get energy fast enough from the grid or current energy providers to meet their commercial objectives. Moreover, our resilient technology provides secure power to critical facilities, including data centers, hospitals and high-tech manufacturing, while also serving to reduce greenhouse gas (“GHG”) emissions. We also work with several global financing and distribution partners who purchase and deploy our systems at end-customers’ facilities to provide “electricity-as-a-service.”
Our second-largest market in terms of revenue and installed base of the Energy Servers is South Korea, a world leader in the deployment of fuel cells for utility-scale electric power generation. We began commercial operation in South Korea in 2018 and have grown our footprint to more than 492 megawatts of deployed Energy Servers across South Korea. SK ecoplant serves as the primary distributor of our systems in the Republic of Korea. In October 2021, we announced an expansion of our existing partnership with SK ecoplant, which included purchase commitments of at least 500 megawatts of power for our Energy Servers between 2022 and 2024 on a take-or-pay basis, the creation of hydrogen innovation centers to advance green hydrogen commercialization, and an equity investment in Bloom Energy. In September 2023, upon automatic conversion of all 13,491,701 shares of the Series B redeemable convertible preferred stock into shares of our Class A common stock, SK ecoplant became a related party to us with beneficial ownership of 10.5% of our outstanding Class A common stock. On December 21, 2023, we expanded our partnership with SK ecoplant through an incremental purchase commitment of 250 megawatts through 2027 and extended the timing of delivery of the remaining take-or-pay commitment to a minimum purchase commitment under the original agreement. For additional information, please see Part II, Item 8, Note 11 — Related Party Transactions, and Note 17 — SK ecoplant Strategic Investment.
In fiscal 2023, we expanded our presence in the European market by signing contracts with customers in Italy, the U.K., Germany, and Belgium. We also strengthened our presence in Asia by signing additional contracts in Taiwan and Thailand. We are also operating smaller deployments in India and Japan with commercial customers, with additional projects in development in other Southeast Asia locations and Australia. We plan to continue our efforts to increase our operations internationally in 2024.

Power-Related Industry Sectors
•Distributed Electricity Generation:
There are numerous challenges facing the traditional system for producing and delivering electricity. We believe overcoming these challenges will transform how electricity is produced, delivered, and consumed. We believe this transformation will be similar to the seismic shifts seen in the computer and telecommunications industries, where centralized mainframe computing and landline telephone systems ultimately gave way to the more distributed technologies seen today, and the reimagining of business processes, culture, and customer experiences. As further described below, this could position us to provide a unique solution to meet customers’ challenges during this energy transition, especially with increasing power demands from the growth of artificial intelligence (AI) driven business services.
Providing a resilient energy solution is now a strategic imperative. The rising frequency and intensity of natural disasters and extreme weather in recent years underscores a critical need for greater grid resilience. According to the National Centers for Environmental Information, 2023 was the year with the most frequent billion-dollar weather and climate disaster events (28) ever recorded, including severe storms, tropical cyclones, flooding, winter storms, and wildfires.
Stakeholders across industries grapple with how to continue providing energy during more frequent and intense natural disasters while maintaining a course toward their climate targets. An increasing concern over the threat of cyber-attacks and physical sabotage to the centralized grid infrastructure compounds these climate threats. These acute issues add to a chronic concern; the fragility of decades-old energy system elements that have suffered from deferred maintenance and replacement. In an increasingly electrified world, power supply and reliability are critical. We believe distributed generation and microgrids can play an important role in improving the resilience of both businesses and the grid. As outages increase, businesses consider the “cost of not having power” instead of just the “cost of power.” Energy resilience is becoming an issue business leaders can no longer afford to neglect — both from a strategic and financial perspective.
There is a rise in centralized capacity constraints. The traditional centralized grid model is increasingly showing weaknesses. According to the North American Electric Reliability Corporation’s (“NERC”) 2022 Long-Term Reliability Assessment, more than half of the U.S. has a high or elevated risk of insufficient electricity supply over the next five years. Simultaneously, consumer and business demand for electricity is increasing rapidly. Electrification of transportation, increasing data center build out, and industrial decarbonization are expected to lead to a rapid increase in power demand. The expected capacity constraints in combination with increasing demands for electricity in the U.S. reflect two of the many reasons why microgrids, localized energy systems that can operate alongside a central grid or disconnect and operate autonomously, are playing an increasingly important role, providing a critical, twenty-four hours a day and seven days a week (“24x7”), always-on energy solution, powering critical infrastructure, offsetting demand on the grid, and supplying power to the grid when it is most needed.
There is an increasing focus on reducing harmful local emissions. Air pollution is a leading risk factor for mortality worldwide, and the economic impacts of poor air quality are substantial. Recent estimates find that every dollar invested in air pollution control since the passage of the Clean Air Act in the U.S. has produced an economic benefit of $30: a return on investment of 30:1. These benefits reflect the increased economic productivity of healthier, longer-lived citizens and reduced health care costs.
•Clean Hydrogen Production:
Clean hydrogen is gaining considerable attention as a flexible zero-carbon fuel and energy storage medium. It can be stored and utilized in various industrial, transportation, and power generation applications. We believe clean hydrogen will be a critical factor in the energy industry of the future, a truly clean alternative for both natural gas and transportation fuels and an alternative means to store energy. The International Energy Agency (IEA) forecasts hydrogen demand will increase by 1.5X current demand by 2030 to reach more than 150 (Mt), with some forecasts setting the demand to be as high as 600 Mt by 2050. (Deloitte’s 2023 Global Green Hydrogen Outlook).
Hydrogen is one of the keys to a zero-carbon future. Hydrogen’s unique advantages — incredibly high energy density, zero carbon emissions, and being the most abundant element on earth — make it an especially attractive investment opportunity for those interested in a zero-carbon energy mix. The key limiting factor in using hydrogen, which does not readily exist in nature as a separate molecule, is that it cannot be mined, extracted or otherwise produced in its desired state without a manufacturing process. As the transportation and the electricity sectors transition to a zero-carbon future, there will be increasing demand for technologies that can both efficiently generate power using hydrogen and produce clean hydrogen at scale.

In December 2023, we announced a sale to SK ecoplant of Bloom’s electrolyzer technology to deploy hydrogen as an energy source in a large-scale green hydrogen demonstration involving the local government. The first-of-its-kind demonstration for South Korea, which will commence in late 2025, includes 1.8 megawatts of Bloom’s industry leading solid oxide electrolyzer cells (“SOEC”) technology to develop green hydrogen at scale for use as transport fuel. For this project, Bloom and SK ecoplant will combine the Bloom Electrolyzer with SK ecoplant’s engineered infrastructure to produce hydrogen ready to be used as transport fuel.
Products & Services
Our solid oxide fuel cell technology platform is the foundation for our Energy Servers and Electrolyzers. Solid oxide fuel cells are more efficient than other fuel cell structures because they run at higher temperatures than other fuel cell technologies.
Bloom Energy Server
Our power generation platform, the Bloom Energy Server, is designed to deliver reliable, resilient, clean and affordable energy for utilities and organizations alike. Suitable to operate parallel with the grid, independent of the grid, or as part of a larger microgrid ecosystem, the Bloom Energy Server is based on our proprietary solid oxide technology that converts fuel, such as natural gas, biogas, hydrogen, or a blend of these fuels, into electricity through an electrochemical process without combustion. The electrical output of our Energy Server is designed to be connected to the customer’s main electrical feed, thereby avoiding the transmission and distribution losses associated with a centralized grid system. The modular nature of our solution enables any number of the Energy Servers to be clustered together in various configurations, providing solutions from hundreds of kilowatts to hundreds of megawatts. The Energy Server is designed to be easily integrated into community environments due to its aesthetically attractive design, compact space requirement, minimal noise profile and near-zero criteria air pollutants.
The Energy Server platform can be utilized in the following applications:
•Carbon capture. Our Energy Servers, when combined with carbon capture technology, can provide zero-carbon electricity. Our natural gas or biogas-fueled Energy Server vents CO2 into the atmosphere as a byproduct. When used to facilitate carbon capture, the Energy Server is configured to vent CO2 for consolidation, compression, and processing for sequestration or other industrial applications. The compression and processing of the anode exhaust can be done by industrial gas companies. Bloom’s anode exhaust, once dried, has 95% purity of CO2. This makes it one of the purest streams of CO2 out of any power generation technology using natural gas, making it comparatively simple and inexpensive to capture.
•Combined heat & power (“CHP”). High-temperature cathode exhaust from the Energy Server can be channeled, allowing the resulting exhaust heat to be fed to one or more heat recovery devices, such as a water heater or an absorption chiller to support air conditioning, refrigeration, and/or process fluid cooling for use in commercial buildings or other industrial plant. We released a combined heat and power offering that increases the efficiency of our technology to 85% with a goal of reaching, through continuous improvement, the 90% threshold. Compared to combustion technologies and other fuel cell products, the Bloom Energy Server has one of the highest electrical efficiencies in the industry.
•Waste to Energy. Bloom Energy’s solid oxide fuel cells (“SOFCs”) provide an electrochemical pathway to convert biogas to electricity without combustion, producing carbon-neutral electricity with near zero air pollution and water usage. Bloom Energy Servers can utilize proven, off-the-shelf gas conditioning equipment to process raw biogas into a suitable fuel for power generation.
•Marine Fuel Cells. Bloom’s platform is well positioned to address impending emissions regulations and offer higher efficiency than traditional power sources. Marine fuel cell powered ships can obtain immediate emissions reductions for the cleanest and most efficient operation by utilizing liquefied natural gas (“LNG”) as the primary fuel source.
Energy Server Competition
We primarily compete against gas engines, combined heat and power systems, and utility grids; we compete with diesel generators for grid-independent operations. Our solutions are based on superior reliability, resiliency, cost savings, predictability, and sustainability, all of which can be customized to the needs of individual customers. Customers do not currently have alternative solutions that provide all of these important attributes in one platform. As we work to drive costs down and make technological improvements, we expect our value proposition to become more competitive relative to grid power in additional markets.
Other sources of competition — and the attributes that differentiate us — include:
•Intermittent solar power paired with storage. Solar power is intermittent and best suited for addressing daytime peak power requirements, while our Energy Servers are designed to provide stable baseload generation. Storage technology is intended to address the intermittency of solar power. However, the low power density of the combined technologies and the challenges of extended poor weather events that sharply decrease solar power production and battery recharging make the solution impractical for most commercial and industrial customers looking for on-site solutions to offset a significant amount of power. As a point of comparison, to provide the same power output as our Energy Servers, a photovoltaic solar installation will require 125 times more space. This allows us to serve a bigger portion of a customer’s energy requirements based on their available and typically limited space.
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
•Traditional co-generation systems. These systems deliver a combination of electric power and heat from combustion sources. We believe we compete favorably because of our non-combustion platform, superior electrical efficiencies, significantly less complex deployment (avoiding heating systems integration and requiring less space), superior availability, aesthetic appeal, and reliability. Unlike these systems, which depend on the full and concurrent utilization of waste heat to achieve high efficiencies, we can provide highly efficient systems to any customer based solely on their power needs.
•Traditional backup equipment. As our Energy Servers deliver reliable power, particularly in grid-independent configurations where our Energy Servers can operate during grid outages, they can prevent the need for traditional backup equipment, such as diesel generators. By providing combustion-free power 24x7 rather than just as a backup, we generally offer a better integrated, more reliable, cleaner, and more cost-effective solution than these grid-plus-backup systems.
•Other commercially available fuel cells. Our Energy Server uses advanced solid oxide fuel cell technology, which produces electricity directly from oxidizing fuel. The advantages of our technology include higher efficiency, long-term stability, elimination of the need for an external fuel reformer, ability to use biogas, natural gas, or hydrogen as a fuel, low emissions, and relatively low cost. There are a variety of fuel cell technologies, characterized by their electrolyte material, including:
◦Proton exchange membrane fuel cells (“PEM”). PEM fuel cells are typically used in onboard transportation applications, such as powering forklifts, because of their compactness and ability for quick starts and stops. However, PEM technology requires an expensive platinum catalyst, which is susceptible to poisoning by trace amounts of impurities in the fuel or exhaust products. These fuel cells require high-cost fuel input energy sources or an external fuel reformer, which adds to the product’s cost, complexity, and electrical inefficiency. As a result, they are not typically an economically viable option for stationary baseload power generation.
◦Molten carbonate fuel cells (“MCFC”). MCFCs are high-temperature fuel cells that use an electrolyte composed of a molten carbonate salt mixture suspended in a porous, chemically inert ceramic matrix of beta-alumina solid electrolyte. The primary disadvantages of current MCFC technology are durability and lower electrical efficiency compared to solid oxide fuel cells. Current versions of the product are built for 300 kilowatt systems and are monolithic rather than modular. Smaller sizes are typically not economically viable. In many applications where the heat produced by these fuel cells is not commercially or internally useable continuously, mitigating the heat buildup also becomes a liability.
◦Phosphoric acid fuel cells (“PAFC”). PAFCs use liquid phosphoric acid as an electrolyte. Developed in the mid-1960s and field-tested since the 1970s, they were the first fuel cells to be commercialized. PAFCs have been used for stationary power generators with output in the 100 kilowatts to 400 kilowatts range. PAFCs are best suited to combined heat and power output applications that require carefully matching and constant monitoring of power and heat requirements (heat is typically not required all year long thus significant efficiency is lost), often making the technology difficult to implement. Further, disadvantages include low power density and poor system output stability.
Value Proposition
•Resiliency. Our Energy Servers avoid the vulnerabilities of conventional transmission and distribution lines by generating power on-site. The system operates at very high availability due to its modular and fault-tolerant design, which includes multiple independent power generation modules that can be hot-swapped to provide uninterrupted service. Unlike traditional combustion generation, Bloom Energy Servers can be serviced and maintained without powering down the system. Importantly, Bloom Energy Servers that utilize existing natural gas infrastructure rely on a redundant underground mesh network, intended to provide for extremely high fuel availability that is protected from the natural disasters that often disrupt the power grid.
•Sustainability. Our Energy Servers uniquely address both the causes and consequences of climate change. Our projects lower carbon emissions by displacing less-efficient fossil fuel generation on the grid, which improves air quality, including in vulnerable communities, by generating electricity without combustion, offsetting combustion from grid resources as well as eliminating the need for dirtier diesel backup power solutions. Our microgrid deployments provide customers with critical resilience to grid instability, including disruptions caused by climate-related extreme weather events. Our Energy Servers are designed to achieve this while emitting near-zero criteria pollutants, consuming no water during steady-state operation, and minimizing land use impacts due to our high-power density.
•Predictability. In contrast to the rising and unpredictable cost outlook for grid electricity, we offer our customers the ability to lock in the cost of electric power over the long term. Unlike the grid price of electricity, which reflects the cost to maintain and update the entire transmission and distribution system, our price to our customers is based solely on their individual projects. In regions where most of our Energy Servers are deployed, we provide electricity to our customers at a cost that is competitive with the grid price of electricity. Our solution provides greater cost predictability versus rising grid prices. Whereas grid prices are subject to frequent change based on the utility’s underlying costs, customers can contract with us for a known price in each year of their contract. Moreover, we provide customers with a solution that offers all of the fixed equipment and maintenance costs for the life of the contract. Our Energy Servers are designed to deliver 24x7 power with very high availability, mission-critical reliability and grid-independent capabilities.
•Time to Power. Our Energy Servers were designed to provide ‘quick time to power’ — the ability to be deployed and generate power in weeks – an important value proposition for customers needing to ramp up power quickly. This capability is ideal for customers who need critical power but face utility capacity constraints, delays, or additional costs. The modularity, quick deployment, ease of installation, and small footprint of our Energy Servers facilitate ease of accessibility to power.
Bloom Electrolyzer
We believe we are uniquely positioned for the hydrogen future of tomorrow. The Bloom Electrolyzer is designed to produce scalable and cost-effective hydrogen solutions based on the same solid oxide platform as our Energy Server. The Bloom Electrolyzer is ideal for applications across gas, utilities, nuclear, concentrated solar, ammonia and heavy industries. Our solid oxide, higher-temperature Electrolyzer is designed to produce hydrogen onsite more efficiently than lower-temperature PEM and alkaline electrolyzers. Because it operates at higher temperatures, the Bloom Electrolyzer is designed to require less electric energy to break up water molecules and produce hydrogen. As electricity accounts for nearly 80 percent of the cost of producing hydrogen from electrolysis, using less electricity improves the economics of hydrogen production and helps bolster adoption. The Bloom Electrolyzer is designed to produce green hydrogen when using low- or zero-carbon electric power. The hydrogen produced onsite at a customer’s facility can be used as fuel or stored for consumption at a later point.
Value Proposition
•Higher Efficiency. Fuel (steam) supplied to the Bloom Electrolyzer undergoes an electrochemical reaction at 700-900 degrees Celsius which is higher than other currently available technologies. This leads to a fundamental efficiency advantage to produce hydrogen by consuming less electricity.

•Scale. Bloom has reached scale in the Energy Server by growing revenues at a 30% compound annual growth rate over the last decade. Our commercial field experience in fuel cells directly transfers to our hydrogen production products, as we build upon the same core platform, supply chain, manufacturing process, partners, and advanced remote software monitoring across all our products and applications. Our experience as a developer of fuel cell projects, in addition to our role as an original equipment manufacturer (“OEM”), enables us to engage with customers and deliver turnkey projects.
•Modular Design. As with the Bloom Energy Server, Bloom’s modular design allows for targeted maintenance in individual electrolyzer modules while the rest of the facility continues to operate. This helps to avoid lengthy and costly shutdowns.
Electrolyzer Competition
Given that the green hydrogen industry is at an early stage, no single technology has gained a leadership position. In electrolysis, electrical efficiency is a function of temperature, with higher efficiency favored by higher temperature due to better reaction kinetics at higher temperatures and lower polarization losses. The Bloom Electrolyzer, which uses SOEC, is differentiated from Alkaline, PEM, and Anion Exchange Membrane (“AEM”) electrolysis which are low temperature electrolysis methodologies using liquid water. With high temperature electrolysis, water needs to be heated, vaporized, and brought to operating temperature. The thermal energy requirements are reduced by using steam at or near operating temperature as the input to the Electrolyzer. Integrating SOEC with another process with available waste heat to provide thermal energy provides additional efficiency gains.
Research and Development
Our research and development organization has addressed complex applied materials, processing and packaging challenges by inventing many proprietary advanced material science solutions. Over more than a decade, Bloom has built a world-class team of solid oxide fuel cell scientists and technology experts. Our team comprises technologists with degrees in Materials Science, Electrical Engineering, Chemical Engineering, Mechanical Engineering, Civil Engineering and Nuclear Engineering, and includes 57 PhDs within these or related fields. This team has continued to develop innovative technological improvements for our Energy Servers. Since our first-generation technology, we have reduced the costs, increased the output of our systems, and increased the life of our fuel cells by over two and half times.
We have invested and plan to continue to invest a significant amount in research and development. See our discussion of research and development expenses in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further information.
Intellectual Property
Intellectual property is an essential differentiator for our business, and we seek to protect our intellectual property through a combination of patents, copyrights, trade secrets, trademarks, employee and third-party non-disclosure agreements, and other contractual restrictions.
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2023, we had 325 active patents and 141 patent applications pending in the U.S., and we had an international patent portfolio comprising 145 active patents and 414 patent applications pending. Our U.S. patents are expected to expire between 2022 and 2042. While patents are an essential element of our intellectual property strategy, our business is not dependent on any one patent or pending patent application.
We regularly review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and some international locations. “Bloom Energy” and the “BE” logos are our registered trademarks in certain countries for use with the Energy Servers and our other products. We also hold registered trademarks for, among others, “Bloom Box,” “BloomConnect,” “BloomEnergy,” and “Energy Server” in certain countries. In an effort to protect our brand, as of December 31, 2023, we had 7 registered trademarks and 1 pending application in the U.S. and 46 registered trademarks and 15 pending applications across Australia, Brazil, Canada, Chile, China, the European Union, India, Israel, Japan, Mexico, Oman, Singapore, South Africa, Republic of Korea, Saudi Arabia, Taiwan, the United Arab Emirates, and the United Kingdom.

When appropriate, we enforce our intellectual property rights against other parties. For more information about risks related to our intellectual property, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors — Risks Related to Our Intellectual Property.
Manufacturing Facilities
Our primary manufacturing facilities for Energy Servers and Electrolyzers assembly are in Fremont, California, and Newark, Delaware. We own our 178,000 square-foot manufacturing facility in Newark, which was our first purpose-built Bloom Energy manufacturing center and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently. Our Newark facility includes an additional 25 acres available for factory expansion and/or the co-location of supplier plants.
In September 2023, as part of the approved restructuring plan (the “Restructuring Plan”), we initiated a closure of our 50,000 square-foot manufacturing, warehousing, research and development (“R&D”) facility in Sunnyvale, California, which lease expired in December 2023. Under the Restructuring Plan, we are consolidating the Sunnyvale facility with our manufacturing facility in Fremont, California, and performing an optimization of our manufacturing workforce. The restructuring activities are expected to be completed in the first half of fiscal 2024, subject to local law and consultation requirements, as well as our business needs. For more information about the restructuring, please see Part II, Item 8, Note 12 — Restructuring.
We lease various manufacturing facilities in California and Delaware. We leased an 89,000 square-foot R&D and manufacturing facility in Fremont, California, which became operational in April 2021. The lease terms of our Repair & Overhaul (“R&O”) manufacturing facilities in Newark, Delaware, with a total area of 56,000 square feet expire in December 2026 and April 2027. In September 2023, according to the Restructuring Plan, we approved the relocation of a portion of our R&O department of our Newark manufacturing and warehousing facility to Mexico. We expect the relocation to be completed in the fourth quarter of fiscal 2024.
Additionally, we leased a 164,000 square-foot manufacturing facility in Fremont, California that expires in February 2036. In July 2022 we announced the grand opening of this multi-gigawatt manufacturing facility, which represented a $200 million investment. This followed the expansion of the Company’s global headquarters in San Jose in June 2021 as well as the opening, in June 2022, of a new research and technical center and a global hydrogen development facility in Fremont with a total space of 73,000 square feet.
In 2020, we established a light-assembly facility in the Republic of Korea, in connection with our efforts to develop a local supplier ecosystem through a joint venture with SK ecoplant. Operations began in early July 2020. Based on the expanded relationship between us and SK ecoplant, the joint venture was further extended in 2022-2023.
Please see Part I, Item 2, Properties for additional information regarding our facilities.
Supply Chain
Our supply chain has been developed, since our founding, with a group of high-quality suppliers that support automotive, semiconductors and other traditional manufacturing organizations. The production of fuel cells requires rare earth elements, precious metals, scarce alloys and industrial commodities. Our operations require raw materials, and in certain cases, third-party services that require special manufacturing processes. We generally have multiple sources of supply for our raw materials and services except in cases where we have specialized technology and material property requirements. Our supply base is spread around many geographies in Asia, Europe and India, consisting of suppliers with multiple areas of expertise in compaction, sintering, brazing and dealing with specialty material manufacturing techniques. Where possible, we responsibly source components like interconnects and balance of system components from various manufacturers on both a contracted and a purchase order basis. We have multi-year supply agreements with some of our supply partners for supply continuity and pricing stability. We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.

There have been a number of disruptions throughout the global supply chain; demand for certain components has outpaced the return of the global supply chain to full production. Though the supply constraints for a majority of our raw materials and components are expected to ease in 2024, we have experienced an increase in lead times with respect to the delivery of some of our components due to a variety of factors, including supply shortages, shipping delays and labor shortages. Though we experienced delays from certain vendors and suppliers as a result of these factors, we were able to mitigate the impact so that we did not experience significant delays in the manufacture of our Energy Servers. For additional information on our supply chain, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Certain Factors Affecting our Performance.
Services
We provide operations and maintenance agreements (“O&M Agreements”) for all of our Energy Servers, which are typically renewable at the election of the customer on an annual basis. The customer agrees to pay an ongoing service fee, and in return, we monitor, maintain, and operate the Energy Servers systems on the customer’s or owner’s behalf. We currently service and maintain every installed Energy Server worldwide.
As of December 31, 2023, our in-house service organization had 136 dedicated field service personnel distributed across multiple locations in both the U.S. and internationally. Our standard O&M Agreements include full remote monitoring and 24x7 operational capability over the systems as well as scheduled and unscheduled maintenance, which in practice includes preventative maintenance, such as filter and adsorbents replacements and on-site part and periodic fuel cell replacements.
Our two Remote Monitoring and Control Centers (“RMCC”) provide 24x7 coverage of every Energy Server installation worldwide. By situating our RMCC centers in the U.S. and India, we are able to provide 24x7 coverage cost effectively and also provide a dual redundant system with either site able to operate continuously should an issue arise. Each Energy Server we ship includes instrumentation and a secure telemetry connection that enables RMCC to monitor over 500 system performance parameters in real time. This comprehensive monitoring capability enables the RMCC operators to have a detailed understanding of the internal operation of our Energy Servers. Using proprietary, internally developed software, the RMCC operators can detect changes and override the onboard automated control systems to remotely adjust parameters to maintain optimum system performance. In addition, we undertake advanced predictive analytics to identify potential issues before they arise and undertake adjustments prior to a failure occurring.
Our services organization also has a dedicated R&O facility, which is currently based in Delaware. As discussed in section Manufacturing Facilities, in September 2023 as part of the Restructuring Plan we approved the relocation of the R&O Department to Mexico. This will help to realign our operational focus to support our multi-year growth, scale the business, and improve our cost structure and operating margins. The facility undertakes full refurbishment of returned fuel cells with the capability to restore them to full power, efficiency, and life with a less than three-week turnaround.
Purchase and Financing Options
In order to appeal to the largest variety of customers, we make available several options to them. Both in the U.S. and internationally, we sell our Energy Servers directly to customers. In the U.S., we also enable customers’ use of the Energy Servers through a Power Purchase Agreement (as defined below) and a Managed Services Agreement (as defined below) (whereby we sell and lease back the Energy Servers in order to supply energy to our customers), each made possible through third-party financing arrangements.
Often, our offerings are designed to take advantage of local incentives. In the U.S., our financing arrangements are structured to optimize both federal and local incentives, including the Investment Tax Credit (the “ITC”) and accelerated depreciation. Internationally, our sales are made primarily to distributors who sell to, and install for, customers; these deals are also structured to use local incentives applicable to our Energy Servers. Increasingly, we use trusted installers and other sourcing collaborations in the U.S. to generate transactions.
With respect to the third-party financing options in the U.S., a customer may choose a contract for the use of the Energy Servers in exchange for a capacity-based flat payment (a “Managed Services Agreement”) or one for the purchase of electricity generated by the Energy Servers in exchange for a scheduled dollars per kilowatt hour rate (a “Power Purchase Agreement” or “PPA”.)
PPAs are typically financed on a portfolio basis whereby we make direct sales of PPAs to investors.

For additional information about our different financing options, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase and Financing Options.
Sales, Marketing and Partnerships
We sell our products through a combination of direct and indirect sales channels. At present, most of our U.S. sales are through our direct sales force, which is segmented by vertical and type of account. We are expanding our relationship with utilities and other commercial customers across the U.S.. We have developed a network of strategic advisors that originate new opportunities and referrals to Bloom Energy, which has been a valuable source of high-quality leads.
We pursue relationships with other companies in areas where collaboration can produce product advancement and acceleration of entry into new geographic and vertical markets. The objectives and goals of these relationships can include one or more of the following: technology exchange, joint sales and marketing, installation, customer financing or service.
As we have cultivated sales as well as strategic and financing partners over the past several years, our sales have been concentrated among a few large customers and distributors each year. During the year ended December 31, 2023, revenue from two customers accounted for approximately 37% and 26% of our total revenue, respectively. Please see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation — Concentration of Risk — Customer Risk.
SK ecoplant in the Republic of Korea is our strategic power generation and distribution partner. In October 2021, we announced an expansion of our existing partnership with SK ecoplant, that includes purchase commitments for at least 500 megawatts of our Energy Servers between 2022 and 2024 on a take-or-pay basis, the creation of hydrogen innovation centers in the U.S. and the Republic of Korea to advance green hydrogen commercialization, and an equity investment in Bloom Energy. In September 2023, SK ecoplant became a related party to us with the beneficial ownership of 10.5% of our outstanding Class A common stock. On December 21, 2023, we further expanded our business partnership with SK ecoplant through the increase of SK ecoplant’s purchase commitments for Bloom Energy products of 250 megawatts through 2027 and extended the timing of delivery of the remaining take-or-pay commitment under the original agreement. For additional information, please see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment.
Sustainability
We are driven by the promise of our contribution to the transformation and decarbonization of energy and transportation sectors globally. We are working to make our technology available across a growing list of applications including biogas, carbon capture, hydrogen, marine, combined heat and power, and microgrid projects critical to aligning with a 1.5 degree warming trajectory. Our natural gas-based Energy Servers are also an important source of near-term emission reductions, and we are committed to evolving the gas sector through our technology development and leading market-based activity.
Bloom Energy Servers produce clean, reliable energy without combustion that provide greenhouse gas, air quality, water, land-use and resilience benefits for customers and the communities they serve. The Bloom Electrolyzer is based upon the same solid oxide technology platform in a highly efficient and cost-effective hydrogen production process. Our innovative solid oxide fuel cell platform technology offers modular and flexible solutions configurable to address both the causes and consequences of climate change.
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
We take a cradle-to-grave perspective on product design and use. We strive to reuse components and recoverable materials where feasible and use conflict-free, non-toxic new resources where needed. We design our equipment so that components can be refurbished as needed instead of requiring new equipment. Finally, we seek to cover as many materials and components as practicable during end-of-life management, reusing these materials and components. From an approximately 30,000-pound Bloom Energy Server, the weight of components that go to the landfill without a recycling or refurbishment stream comprises approximately 510 pounds, or approximately less than 2% of the total Energy Server weight.
In 2023, we continued our responsibly sourced gas program by acquiring and retiring MiQ+ Equitable Origin certified-low-leak natural gas certificates, representing reduced release of harmful methane emissions stemming from upstream gas production. The program provides a validated leak rate that can be used to inform lifecycle carbon accounting and reinforces our commitment to environmental stewardship and gas sector transformation. Use of certified natural gas helps us take an immediate and impactful step to help eliminate harmful methane emissions as we lay the foundation for a net-zero future.
U.S. & Global Climate Issues
Climate change and resulting extreme weather are having significant economic, environmental and social impacts in the U.S. and around the world. These effects and anticipated future impacts have resulted in a wide array of market and regulatory responses, and we expect that these types of responses will continue. Our business can be impacted by climate change, and by those market and regulatory responses, in a variety of ways. We closely follow the impacts of climate change on the energy system, as well as the regulatory, policy and voluntary measures taken in response to those impacts, so that we may understand and respond to changing conditions that may affect our Company, our customers, and our investors and business partners. We are responsive to the recommendations from the Task Force on Climate-related Financial Disclosures (“TCFD”), as well as disclosure guidance from the Sustainability Accounting Standards Board (“SASB”). We issued our first TCFD and SASB-aligned Sustainability Report in 2021 covering 2020 followed by additional annual reports covering activities in 2021 and 2022. We plan to issue a sustainability report annually.
The direct impacts of climate change on energy systems, including the increased risk they pose to energy service disruption, may provide an opportunity for our extremely reliable and resilient energy generation. New or more stringent international accords, national or state legislation, or regulation of GHG emissions may increase demand for our bioenergy and hydrogen-based products, but they may also make it more expensive or impractical to deploy natural gas-fueled Energy Servers in some markets, notwithstanding their enhanced environmental performance relative to combustion-based technologies or may cause the loss of regulatory or policy incentives for those deployments. Examples include an anticipated GHG standard for participation in favorable fuel cell tariffs in California, new climate emissions restrictions or the introduction of carbon pricing, and the adoption of bans or restrictions on new natural gas interconnections by some local jurisdictions. For more on climate and environmental related risks, see Part I, Item 1A, Risk Factors — Risks Related to Legal Matters and Regulations.
Permits and Approvals
Each Energy Server and Electrolyzer installation must be designed, constructed and operated in compliance with applicable federal, state, international and local regulations, codes, standards, guidelines, policies and laws. To operate our systems, we, our customers and our partners are each required to obtain applicable permits and approvals for the installation of the Energy Servers and the Electrolyzers, which may include federal, state, and local authority approvals; for the interconnection systems with the local electrical utility; and, where the gas distribution system is used, the gas utility as well.
Government Policies and Incentives
There are varying policy frameworks across the U.S. and internationally designed to support and accelerate the adoption of clean and/or reliable distributed power generation and hydrogen technologies, such as the manufacturing and deployment of our Energy Servers and our Electrolyzers. These policy initiatives often come in the form of tax incentives, cash grants, performance incentives, environmental attribute credits, permitting regimes, interconnection policies and/or applicable gas or electric tariffs.
The U.S. federal government provides businesses with the ITC under Section 48 of the Internal Revenue Code, available to the owners of our Energy Servers for the tax year in which the systems are placed into service. On August 7, 2022, the IRA under the fiscal year 2022 budget reconciliation instructions. On August 16, 2022, the IRA was signed into law. The IRA includes numerous investments in climate protection, and, among them, an extension and expansion of the ITC and the Production Tax Credit under Section 45 of the Internal Revenue Code, the addition of expanded tax credits for other technologies and for manufacturing of clean energy equipment, as well as terms allowing parties to more easily monetize the tax credits. The IRA contains a multi-tiered credit-amount structure for many applicable tax credits. Specifically, many of the credits have a lower base credit amount that can be increased up to five times if the taxpayer can satisfy applicable prevailing wage or apprenticeship requirements. The IRA also creates certain bonus tax credit amounts relevant to projects involving Bloom products that are placed in service, or of which construction begins, in 2023 and 2024 and that satisfy domestic content criteria and/or are located within an “energy community.” The IRA also creates tax credits for the production of hydrogen and carbon capture, as well as incentives for clean energy manufacturing. By implementing the IRA, the U.S. federal government aims to make an impact on energy markets so that cleaner options are more affordable to consumers.
Our Energy Servers are currently installed at customer sites in twelve states in the U.S., each of which has its own enabling policy framework. Some states have utility procurement programs and/or renewables portfolio standards for which our technology is eligible. Our Energy Servers currently qualify for a variety of benefits and incentives, such as tax exemptions, interconnection benefits, relief from utility charges and other forms of economic and energy benefits, in 21 states including Connecticut, New Jersey, Maryland, Massachusetts, New York, Pennsylvania, Rhode Island, Illinois, Indiana, Michigan, Ohio, West Virginia, Tennessee, Virginia, North Carolina, Delaware, Kentucky, Washington, New Hampshire, Vermont, and Maine. These policy provisions are subject to change.
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
At the federal level, the Federal Energy Regulatory Commission (the “FERC”) has authority to regulate, under various federal energy regulatory laws, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. Some investment vehicles who own Bloom Energy Servers are subject to regulation under the FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with the FERC. In addition, our project with Delmarva Power & Light Company is subject to laws and regulations relating to electricity generation, transmission, and sale at the federal level and in Delaware. To operate our systems, we obtain interconnection agreements from the applicable local primary electricity and gas utilities. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the state or local public utility commission or other regulatory bodies with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required for deployment of our systems once interconnection agreements are signed, although they may be required for the export and subsequent sale of electricity or other regulated products.
Product safety standards for stationary fuel cell generators have been established by the American National Standards Institute (the “ANSI”). These standards are known as ANSI/CSA FC-1. Our products are designed to meet these standards. Further, we utilize the Underwriters’ Laboratory, or UL, to certify compliance with these standards. The Energy Server installation guidance is provided by NFPA 853: Standard for the Installation of Stationary Fuel Cell Power Systems. Installations at sites are carried out to meet the requirements of these standards.
Environmental laws and regulations can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, maintaining compliance with applicable environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act in the U.S., requires significant time and management resources.
Several states and regions in which we currently operate require permits where emissions of air pollutants would exceed applicable thresholds. In most states and regions where this is the case, permits have only been required for larger Energy Server installations. Other states and regions in which we operate, including New York, New Jersey and North Carolina, have specific air permitting exemptions for fuel cells.
For more information about the regulations to which we are subject and the risks to our costs and operations related thereto, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors — Risks Related to Legal Matters and Regulations.

Backlog
The timing of delivery and installations of our products has a significant impact on the timing of the recognition of our product and installation revenues. Many factors can cause a lag between the time a customer signs a contract and our recognition of product revenue. These factors include the number of our Energy Servers installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, and customer facility construction schedules. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, including delays in their financing arrangements. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets our timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize. For our installations, revenue and cost of revenue can fluctuate significantly on a periodic basis depending on the timing of acceptance and the type of financing used by the customer.
Human Capital
We are committed to attracting and retaining exceptional talent. Investing in and inspiring our people to do their best work is critical for our success. As of December 31, 2023, we had 2,377 full-time employees worldwide, of which 1,948 were located in the U.S., 383 were located in India, and 46 were located in other countries. During 2023, our workforce decreased by 6% as compared to fiscal 2022, predominantly because of the restructuring actions we initiated in September 2023 with one of the goals being an optimization of our workforce across multiple functions. For additional information, please see Part II, Item 8, Note 12 — Restructuring.
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
We continuously evolve our hiring strategies, track our progress and hold ourselves accountable to advancing global diversity. We seek to hire employees from a broad pool of talent with diverse backgrounds, perspectives and abilities, and we believe diverse leaders serve as role models for our inclusive workforce. In fiscal 2023, we continued with our Effective Interviewing course for hiring managers and interviewers, which covered unconscious bias, legal questions, and a positive candidate experience.
Our continued engagement with organizations that partner with diverse communities have been essential to our efforts to increase women, veteran, and minority representation in our workforce. We are actively engaged with local community leaders to broaden our reach to underserved communities. One example is establishing the Smart Manufacturing Technology Earn and Learn program with Ohlone College, Fremont CA. Through the program we hired 8 interns and converted 3 to full time employees. We also partner with several veteran search firms to identify talent leaving the military. In fiscal 2023, we filled with veterans 40% of Bloom’s field service and remote monitoring service roles. In Delaware State, we have worked with the Dover Air Force base and Delaware National Guard for hiring events. Bloom was awarded the Warrior Friendly Business award for 2023 by the Delaware National Guard.
Finally, our University/Early Careers Program has allowed the company to focus on hiring a diverse early careers workforce. We are also partnering with City College of New York/Colin Powell School to identify summer intern talent. These are students from underrepresented minorities, with the majority of them being the first to attend college in their family. We also have partnerships with a number of HBCUs, including Delaware State University and Howard University. The result of these outreach commitments was that 64% of our interns were ethnically diverse and 40% were women. The City College of New York collaboration will be continuing in 2024 with more interns.
Our continued engagement with organizations that work with diverse communities has been vital to our efforts to increase women and minority representation in our workforce. Our “Careers at Bloom Silicon Valley” campaign targets recruiting diverse talent from underserved communities for hourly manufacturing roles. To promote inclusivity, we advertise our jobs in multiple languages and participate in community job fairs giving equal access to opportunities Bloom held numerous job fairs in the community including underserved areas around Fremont, Stockton, Salinas, Soledad, Seaside, Marina, Gilroy and Alameda in California State. To help preserve jobs in the community, Bloom partnered with local companies doing layoffs to hire manufacturing talent. Cepheid being one such organization that we hired 171 employees from.
Employee Demographics
We believe that our statistics are strong, our culture of inclusivity is stronger (as of December 31, 2023):
•66% of our employee population in the U.S. is ethnically diverse
•Women make up 25% of our employee population globally
•Our senior leadership team of eleven individuals included on December 31, 2023 seven ethnically diverse individuals and two women
•Women make up 16% of our leadership population (Director-level and above)
•Ethnic minorities represent 43% of our leadership (Director-level and above)
Compensation and Benefits
Our talent strategy is integral to our business success, and we design competitive and innovative compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, flexible work schedules, an extensive mental health program and fitness center. In fiscal 2023, we also introduced Tuition Reimbursement and family forming benefits. In addition to our broad-based equity award programs, we have used targeted equity-based grants to facilitate retention of critical talent with specialized skills and experience.
Seasonal Trends and Economic Incentives
Our business and results of financial operations are subject to industry-specific seasonal fluctuations with the majority of bookings completed in the second half of a fiscal year. The desirability of our solution can be impacted by the availability and value of various governmental, regulatory and tax-based incentives which may change over time.
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

ITEM 1A — RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the material risks and uncertainties described below that make an investment in us speculative or risky, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you decide to purchase our securities. A manifestation of any of the following risks could, in circumstances we may or may not be able to accurately predict, render us unable to conduct our business as currently planned and materially and adversely affect our reputation, business, prospects, growth, financial condition, cash flows, liquidity, and operating results. In addition, the occurrence of one or more of these risks may cause the market price of our common stock to decline, and you could lose all or part of your investment. It is not possible to predict or identify all such risks and uncertainties, as our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider presenting significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Risk Factor Summary
The following summarizes the more complete risk factors that follow. It should be read in conjunction with the complete Risk Factors section and should not be relied upon as an exhaustive summary of all the material risks facing our business.
Risks Related to Our Business, Industry, and Sales
•The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance or demand may be lower than we expect.
•Our products involve a lengthy sales and installation cycle, which may lengthen further as we seek larger transactions.
•Our products have significant upfront costs, and we need to attract investors to help customers finance purchases.
•The economic benefits of our Energy Servers to our customers depend on both the price of gas available from the local gas utilities and the cost of electricity available from alternative sources, including local electric utility companies.
•If we are not able to reduce our costs or meet service performance expectations with respect to our products, our profitability may be impaired.
•Deployment of our Energy Servers relies on interconnection requirements, export tariff arrangements and utility tariff requirements that are subject to change.
•Deployment of our Energy Servers relies on fuel supply and fuel specification requirements, which may change.
•We face significant competition.
•We derive a substantial portion of our revenue and backlog from a limited number of customers.
•Our future growth will depend on expanding and diversifying our products and market opportunities.
•Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify and successfully engage with partners to assist in such development or expansion.
•Our products may not be successful if we are unable to maintain alignment with industry standards and requirements.
Risks Related to Our Products and Manufacturing
•Our future success depends in part on our ability to increase production capacity for our products.
•If our products contain manufacturing defects, our business and financial results could be harmed.
•The performance of our products may be affected by factors outside of our control.
•If our estimates of the useful life for our products are inaccurate or we do not meet our performance warranties and guaranties, our business and financial results could be harmed.
•Our business is subject to risks associated with construction, utility interconnection, fuel supply, cost overruns and delays, including those related to obtaining government permits and other contingencies.
•The failure of our suppliers to continue to deliver necessary raw materials or other components of our products in a timely manner and to specification could prevent us from delivering our products.
•We have long-term supply agreements that could result in excess or, if one or more suppliers do not produce for any reason, insufficient inventory, above market pricing or higher costs, and negatively affect our results of operations.
•We face supply chain competition which could result in insufficient inventory and affect our results of operations.
•We, and some of our suppliers, obtain capital equipment used in our manufacturing process from sole suppliers and, if this equipment is damaged or otherwise unavailable, our ability to deliver our products on time will suffer.
•Possible new trade tariffs could have a material adverse effect on our business.

•A failure to properly comply with foreign trade zone laws and regulations could increase the cost of duties and tariffs.
•Significant disruption to the operations at our headquarters or manufacturing facilities could delay product production.
•Our limited history of manufacturing new products, such as our Electrolyzers, makes it difficult to evaluate our future prospects and challenges we may encounter.
Risks Related to Government Incentive Programs
•Our business currently benefits from the availability of rebates, tax credits and other financial programs and incentives, and changes to such benefits could cause our revenue to decline and harm our financial results.
•We rely on tax equity financing arrangements to realize the benefits provided by U.S. federal tax benefits and accelerated tax depreciation and we also rely on incentives in the Korean, European and other international markets.
Risks Related to Legal Matters and Regulations
•We are subject to laws and regulations, including environmental laws and regulations, regarding the delivery and installation of our products.
•As we expand into international markets, we may be subject to local content requirements or pressures which could increase costs or reduce demand for our products.
•With respect to our products that run, in part, on fossil fuel, we may be subject to a heightened risk of regulation to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
•Existing regulations and changes to such regulations may create technical, regulatory, and economic barriers, which could significantly reduce demand for our products or affect the financial performance of current sites.
•We may become subject to product liability claims.
•Litigation or administrative proceedings could have a material adverse effect on our business.
Risks Related to Our Intellectual Property
•Our failure to effectively protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
•Our patent applications may not result in issued patents, and our issued patents may be successfully challenged in litigation or post-grant proceedings.
•We may need to defend ourselves against claims that we infringed, misappropriated, or otherwise violated the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.
Risks Related to Our Financial Condition and Operating Results
•We have incurred significant losses in the past and we may not be profitable in future periods.
•Our financial condition and results of operations and other key metrics are likely to fluctuate.
•If we fail to manage our growth effectively, our business and operating results may suffer.
•If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
•Our ability to use deferred tax assets to offset future taxable income may be subject to limitations.
Risks Related to Our Liquidity
•We must maintain the confidence of our customers in our liquidity, including our ability to timely service our debt obligations and grow our business over the long term.
•Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
•We may not be able to generate sufficient cash to meet our debt service obligations or growth plans.
Risks Related to Our Operations
•Expanding operations internationally could expose us to additional risks.
•Data security breaches and cyberattacks could compromise our intellectual property or other confidential information and cause significant damage to our business, product performance, brand and reputation.
•If we are unable to attract and retain key employees and hire qualified management, technical, engineering, finance and sales personnel, our ability to compete and successfully grow our business could be harmed.
•Competition for manufacturing employees is intense, and we may not be able to attract and retain skilled employees.
Risks Related to Ownership of Our Common Stock
•The stock price of our common stock has been and may continue to be volatile.
•We may issue additional shares of our common stock in connection with future conversions of the Green Notes, which may dilute our existing stockholders and potentially adversely affect the market price of our common stock.

•We do not intend to pay dividends for the foreseeable future.
•Provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit stockholders’ rights, and limit the market price of our common stock.
•Increased scrutiny regarding ESG could result in additional costs and adversely impact our business.
Risks Related to Our Business, Industry and Sales
The distributed generation industry is an emerging market and distributed generation may not receive widespread market acceptance or demand may be lower than we expect, which may make evaluating our business and future prospects difficult.
The distributed generation industry is still an emerging market in the heavily regulated energy utility industry. It is uncertain whether potential customers will embrace distributed generation in general, or our Energy Servers in particular. Enterprises may be unwilling to adopt our Energy Server solution over traditional or competing power sources such as distributed solar or electricity from the grid. This could be due to the perception that our technology or our company is unproven, lack of confidence in our business model, unavailability of third-party service providers to operate and maintain the Energy Servers, lack of awareness of our product, or their perception of regulatory or political challenges, including challenges pertaining to technologies that use natural gas fuels or have carbon emissions.
The viability and demand for our Energy Servers in the distributed generation market may be impacted by many factors outside of our control, including:
•market acceptance of our products (including, for example, anti-natural gas sentiment or misalignment with renewable and zero carbon procurement goals);
•cost competitiveness, reliability, and performance of our products compared to traditional or competing power sources;
•availability and amount of government subsidies and incentives;
•the emergence, continuance, or success of, or increased government support for, other alternative energy generation technologies and products;
•prices of traditional or competing power sources;
•geopolitical and macroeconomic instability, including wars, terrorism, political unrest, actual or threatened public health emergencies and outbreak of disease, inflation, the recessionary environment, boycotts, adoption or expansion of government trade restrictions, and other business restrictions which may negatively impact the demand for our products, or which may cause our customers to push out, cancel, or refrain from placing orders; and
•an increase in interest rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) which could make it difficult to finance our products.
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
Our sales cycle is typically 12 to 18 months but can vary considerably. To make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our products and technology. The period between initial discussions with a potential customer and the eventual sale usually depends on a number of factors, including the potential customer’s budget, selection of financing type, and term of the contract. In addition, we have started to focus on larger projects, which tend to have longer sales cycles. Prospective customers often undertake a significant evaluation process that may further extend the sales cycle, and which evaluation may be negatively impacted by general market and economic conditions such as inflation, rising interest rates, availability of capital, a recessionary environment, geopolitical instability, energy availability and costs, and the availability and effects of government initiatives. Once a customer decides to purchase our product, it takes a significant amount of time for us to fulfill the sales order. Generally, it takes between nine to twelve months or more from the entry into a sales contract until the installation of our products. The lengthy sales and installation cycles are subject to a number of significant risks, some of which are outside of our control. Due to the long sales and installation cycles, we may expend significant resources without being certain of generating a sale.

The transfer of control of our product to our customer based on its delivery and installation has a significant impact on the timing of the recognition of our product and installation revenue. Many factors can cause a lag between the time that a customer signs a contract and our recognition of product revenue. These factors include the number of the Energy Servers installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, customer facility construction schedules, customers’ operational considerations, and the timing of financing. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, such as, for sales contracts, delays in their financing arrangements. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets the timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize.
Our products have significant upfront costs, and we need to attract investors to help customers finance purchases.
Our products have significant upfront costs, which may be a barrier for some customers who may not have the financial capability to purchase our products directly. To address this, we have developed various financing options that allow customers to use our products on a pay-as-you-go basis or through third-party financing arrangements. These options enable our customers to access our products without making a direct purchase. For more information on the different financing arrangements available, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase and Financing Options. If in any given quarter we or our customers are not able to secure funding, our financial condition and results of operations would be harmed. To attract new customers, we continually innovate our customer contracts which may have different terms and financing conditions from prior transactions.
We rely on and need to grow committed financing capacity with existing partners or attract additional partners to support our growth, finance new projects, and expand our product offerings. Additionally, our ability to deploy our backlog is directly tied to our ability to secure financing, which is often an unpredictable process. Attracting third-party financing is a complex process that is influenced by factors beyond our control, including the fluctuations of interest and currency exchange rates, the availability of tax credits and government incentives for investors, our perceived creditworthiness and the prevailing condition of credit markets. We finance our customers’ purchases of our products based on certain conditions, such as their credit quality and the expected minimum internal rate of return on the customer engagement. If these conditions are not met, we may not be able to finance their purchases of our products, which would have a negative impact on our revenue in a particular period. If we are unable to help customers arrange financing for our products, our business could be harmed. Additionally, the Managed Services Financing option, as with all leases, is also limited by the customer’s willingness to commit to making fixed payments, regardless of the products’ performance or our performance of our obligations under the customer agreement. If we are unable to arrange future financing for any of our current projects, it could negatively impact our business.
In the U.S., our capacity to offer our Energy Servers through financed arrangements depends in large part on the ability of financing parties to optimize the tax benefits associated with the Energy Servers, such as the ITC or accelerated depreciation. Interest rate fluctuations, and internationally, currency exchange rate fluctuations, may also impact the attractiveness of any financing offerings for our customers. Our ability to finance a PPA or a lease is also related to, and may be limited by, the creditworthiness of the customer.
In our sales process for transactions that require financing, we make certain assumptions regarding the cost of financing capital. Actual financing costs may differ from our estimates and financing may be more difficult or costly to secure, or may not be available, due to factors beyond our control, such as changes in customer creditworthiness, macroeconomic factors, like inflation, interest rates, a recessionary environment, geopolitical instability, and capital market volatility. The returns offered by other investment opportunities available to our financing partners and other factors may further affect financing availability. If the cost of financing ultimately exceeds our estimates, or we or our customers are unable to secure financing, we may not be able to proceed with some or all of the impacted projects, or our revenue from such projects may be less than our estimates.
The economic benefits of our Energy Servers to our customers depend on both the price of gas available from the local gas utilities and the cost of electricity available from alternative sources, including local electric utility companies, and such cost structure is subject to change.
We believe that a customer’s decision to purchase our Energy Servers is significantly influenced by its price, the price predictability of electricity generated by our Energy Servers in comparison to the retail price, and the future price outlook of electricity from the local utility grid and other energy sources. These prices are subject to change and may affect the relative benefits of our Energy Servers. Factors that could influence these prices and are beyond our control include the impact of energy conservation initiatives that reduce electricity consumption; construction of additional power generation plants (including nuclear, coal or natural gas); technological developments by others in the electric power industry; the imposition of interconnection, “departing load,” “standby,” power factor charges, greenhouse gas emissions charges, or other charges by local electric utility or regulatory authorities; and changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed or incentives granted by such utilities on customers. In addition, even with available subsidies for our products, in those areas where the current cost of grid electricity is low, including in some states in the U.S. and some foreign countries, our Energy Servers may not be economically attractive.
Furthermore, actual or perceived potential increases in the price of natural gas or other fuels or curtailment of availability (e.g., as a consequence of physical limitations or adverse regulatory conditions for the delivery or production of natural gas or other fuels) or the inability to obtain natural gas or other fuel service could make our Energy Servers less economically attractive to potential customers and reduce demand. While our Energy Servers can operate using hydrogen or biofuels, the availability and current high cost of those natural gas alternatives in a particular location may make them less attractive to potential customers, reducing the demand for our products.
If we are not able to reduce our costs or meet service performance expectations with respect to our products, our profitability may be impaired.
We need to reduce the manufacturing costs for our products to expand our markets. Additionally, certain of our existing service contracts rely on projections regarding service cost reductions that may not be realized. Increases in component and raw material costs could offset our cost-cutting efforts, slowing our growth and causing our financial results and operational metrics to suffer. For example, during the second half of 2021, we experienced price increases in raw materials, which are used in our components and subassemblies for our Energy Servers.
Our expenses have increased and may increase in the future due to factors such as increases in wages or other labor costs, marketing and sales. We need to reduce costs to expand into new markets (in which the price of electricity from the grid is lower) while maintaining our current margins. Any failure to achieve cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. Our inability to reduce product costs may impact our profitability, which could have a material adverse effect on our business and prospects.
Deployment of our Energy Servers relies on interconnection requirements, export tariff arrangements and utility tariff requirements that are each subject to change.
Because our Energy Servers are designed to operate at a constant output 24x7, while our customers’ demand for electricity typically fluctuates over the course of the day or week, there are often periods when our Energy Servers are producing more electricity than a customer may require, and such excess electricity is generally exported to the local electric utility. Export of customer-generated power from our Energy Servers is generally provided for in the markets in which we offer our fuel cells pursuant to applicable laws, regulations and tariffs, but not under all circumstances, and may be restricted or made costlier due to interconnection, relevant tariff or other issues. Many, but not all, local electric utilities provide compensation to our customers for such electricity under “fuel cell net metering” (which often differs from solar net metering) or other customer generation programs.
Utility tariffs and fees, interconnection agreements and fuel cell net metering requirements are subject to changes in availability and terms, and some jurisdictions do not allow interconnections or export at all. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the applicable net metering requirements or interconnection agreements could adversely affect the demand for our Energy Servers. For example, in California, the fuel cell net metering tariff expressly addressing fuel cells and providing certain incentives and export capability (referred to as the “Fuel Cell Net Energy Metering” (“FC NEM”)) expired at the end of 2023 and is no longer available to new customers. Existing customers can remain on the tariff if they comply with adopted greenhouse gas emission standards, which in some cases may result in increased cost. There are also some more generally applicable tariffs available for customers deploying new fuel cells, however, they have limitations and the loss of FC NEM may impact our ability to sell our Energy Servers for use in California. We cannot predict the outcome of the many regulatory proceedings addressing tariffs that would include customers utilizing fuel cells. If an economical tariff for customers utilizing fuel cells is not available in a given jurisdiction, it may limit or end our ability to sell and install our Energy Servers in that jurisdiction. Further, permits and other requirements applicable to electric and gas interconnections are subject to change. For example, some jurisdictions are limiting new gas interconnections, although others are allowing new gas interconnections for non-combustion resources like our Energy Servers.

Deployment of our Energy Servers relies on fuel supply and fuel specification requirements, which are subject to change.
Our Energy Servers are designed to operate at a constant output 24x7. Therefore, they need a constant source of fuel such as natural gas, biogas, or hydrogen to keep them running. Fuel for our Energy Servers is typically provided by local gas utilities. Our customers rely on such utilities to provide a constant supply of fuel that meets our specifications. However, if new regulations require a switch to a different fuel for which there may be limited availability, such as biogas, it can create challenges for our products and their sales. Adverse fuel supply constraints or fuel outside of our fuel specifications may delay or prevent the deployment of our Energy Servers.
We face significant competition.
We compete for customers, financing partners and incentive dollars from other electric power providers. Our Bloom Energy Servers compete with a broad range of companies and technologies, including traditional energy suppliers, such as public utilities, and other energy providers utilizing traditional co-generation systems, nuclear, hydro, coal or geothermal power, companies utilizing intermittent solar or wind power paired with storage, and other commercially available fuel cell companies. We also compete with traditional backup energy equipment such as diesel generators. Our Electrolyzers compete with low temperature electrolyzer companies using Alkaline, Proton, PEM or AEM electrolysis. See our discussion of competition in Item 1 — Business — Energy Server Competition.
Many of our competitors, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and access to more capital resources than us. Significant developments in alternative technologies, such as energy storage, wind, solar or hydro power generation, or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion, or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors with better technologies, products, or resources. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited, which would adversely affect our business results.
We derive a substantial portion of our revenue and backlog from a limited number of customers, and the loss of or a significant reduction in orders from a large customer could have a material adverse effect on our operating results and other key metrics.
In any particular period, a substantial amount of our total revenue has and could continue to come from a relatively small number of customers. As an example, in the year ended December 31, 2023, two customers accounted for approximately 37% and 26% of our total revenue. The loss of any large customer order or any delays in installations of new products with any large customer would materially and adversely affect our business results.
Our future growth will depend on expanding and diversifying our products and market opportunities, and if we are not successful, our operating results and future growth prospects could be adversely affected.
We plan to enhance our future growth opportunities by expanding the features of and uses for our Energy Servers, including providing options for carbon capture and heat output, by expanding our production and sales of our Electrolyzer, and by expanding the markets in which we sell our products. As a result, these opportunities will require our attention, which includes personnel, financial resources and management attention. If we do not appropriately allocate our resources to, or execute on, these opportunities, our business and results of operations could be adversely affected.
Our investments may not result in the growth we expect, or the timing of when we expect it, for a variety of reasons, including changes in growth trends, evolving and changing markets and increasing competition, market opportunities, technology and product innovation, and changes in policy support, taxation and subsidies, and regulation. We may introduce new technologies or products that do not work, are not delivered on a timely basis, are not developed according to product or cost specifications, are not well received by customers, or do not receive the policy, taxation and subsidies, or other regulatory support that was anticipated. Moreover, there may be fewer opportunities than we expect due to a decline in business or economic conditions or a decreased demand in these markets or for our new products from our expectations, our inability to successfully execute our sales and marketing plans, or for other reasons. In addition to our current growth opportunities, our growth may be reliant on our ability to identify and develop new opportunities. This process is inherently risky and may result in investments in time and resources for which we do not achieve any return or value. These risks are enhanced by attempting to introduce multiple breakthrough technologies and products simultaneously.

Our growth opportunities are subject to constant and rapidly changing and evolving technologies and evolving industry standards and may be replaced by new technology concepts or platforms. If we do not develop innovative and reliable product offerings and enhancements in a cost-effective and timely manner that are attractive to customers in these markets, if we are otherwise unsuccessful entering and competing in these new product categories, if the new product categories in which we invest our limited resources do not emerge as opportunities or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our business and results of operations could be adversely affected.
Our ability to develop new products and enter into new markets could be negatively impacted if we are unable to identify and successfully engage with partners to assist in such development or expansion.
As we continue to develop new features and products and expand into new markets, including international markets, we may need to identify business partners and suppliers to facilitate such development and expansion. Identifying such partners and suppliers is a lengthy process and is subject to significant risks and uncertainties, such as an inability to negotiate mutually acceptable terms or such partner’s inability to execute as negotiated. In addition, there could be delays in the design, manufacture and installation of new products and we may not be timely in the development of new products or entry into new markets, limiting our ability to expand our business and harming our financial condition and results of operations.
Our products may not be successful if we are unable to maintain alignment with evolving industry standards and requirements.
As we invest in research and development to sustain or enhance our existing products, it is possible that the introduction of new technologies and the emergence of new industry standards or requirements could make our products less desirable or obsolete. Further, in developing our products, we make assumptions with respect to which standards, requirements, or policies will be demanded by our customers, standards-setting organizations and applicable law. If market acceptance of our products is reduced or delayed or the standards-setting organizations or legislative or regulatory authorities fail to develop timely, commercially-viable standards that support our products, our business would be harmed.
Risks Related to Our Products and Manufacturing
Our future success depends in part on our ability to increase production capacity for our products, and we may not be able to do so in a timely or cost-effective manner.
To the extent we are successful in growing our business, we may need to increase the production capacity of our products. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risks and uncertainties, including delays, cost overruns, geopolitical instability, and labor shortages. Expanding manufacturing capacity internationally may also expose us to new laws and regulations and carries risks. There is also a possibility that we may not be able to achieve our production targets for a variety of reasons, including reliance on third parties who do not fulfill their obligations to us.
If we are unable to expand our manufacturing facilities or develop our existing facilities in a timely manner, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. Conversely, if the demand for our products or our production output does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and results of operations.
If our products contain manufacturing defects, our business and financial results could be harmed.
Our products are complex, and they may contain undetected or latent errors or defects. In the past, we have experienced latent defects that were discovered once the Energy Server was deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide us with components or materials that meet our specifications could introduce defects in our products. As we grow our manufacturing volume, the chance of manufacturing defects could increase. In addition, new feature launches, product introductions or design changes could introduce new design defects that may impact product performance and life. Any design or manufacturing defects or other failures of our products, including catastrophic product failures, could cause us to incur significant costs, a large field recall, divert the attention of our engineering personnel from product development efforts, and significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.

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
Field conditions, such as the quality of the fuel supply and environmental factors can impact the performance of our products in unpredictable ways. As we move into new geographies and deploy new features, products and service configurations, we encounter new field conditions from time to time (including as a result of climate change). Adverse impacts on performance may require us to incur significant service and re-engineering costs or divert the attention of our engineering personnel from product development efforts. Furthermore, we may be unable to adequately address the impacts of factors outside of our control in a manner satisfactory to our customers. Any of these circumstances could significantly and adversely affect customer satisfaction, market acceptance, and our business reputation.
If our estimates of the useful life for our products are inaccurate or we do not meet our performance warranties and guaranties, our business and financial results could be harmed.
We offer customers the opportunity to renew their O&M Agreements on an annual basis, for up to 20 years, at predetermined prices. We also provide performance warranties and guaranties covering the efficiency and output performance of our products. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the useful life of our products and those components that are replaced as a part of standard maintenance, including assumptions regarding improvements in power module life that may fail to materialize. We do not have a long history at a large scale, and our estimates may prove to be incorrect. Failure to meet these warranty and performance requirements may require us to replace the products or to make cash payments to customers. Actual warranty expenses may exceed estimates. If our estimates are inaccurate or we fail to accrue adequate reserves to make cash payments as required, our business and financial results could be harmed.
Our business is subject to risks associated with construction, utility interconnection, fuel supply, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Our financial results depend on the timely installation of our products, which may be on a fixed price basis, subjecting us to the risk of cost overruns or other unforeseen expenses in the installation process. Our products are subject to regulation and oversight in compliance with laws and ordinances relating to building codes, safety, environmental protection, and related matters in the jurisdictions where we operate, and typically require various local and other governmental approvals and permits, including environmental approvals and permits. Delays in obtaining these approvals and permits could stall the installation process of our products and adversely affect our revenue. For more information regarding these restrictions, please see the risk factors in the section titled “Risks Related to Legal Matters and Regulations.”
In addition, the completion of many of our installations depends on the availability of and timely connection to the natural gas grid and the local electric grid. In some jurisdictions, local utility companies or the municipality have denied our request for connection or have required us to reduce the size of certain projects. In addition, some municipalities have recently adopted restrictions that prohibit the installation of natural gas service to new construction. For more information regarding these restrictions, please see the risk factor titled “With respect to our products that run, in part, on fossil fuel, we may be subject to a heightened risk of regulation to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.” Any delays in our ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services by our general contractors or sub-contractors could have a material adverse effect on our results and could cause operating results to vary materially from period to period.
As our business grows and we increase the number of distributors to sell our products, delays in project development, interconnection and permitting may affect our distributors’ ability to sell their inventories of our products and they may decide to decrease future orders of our products or we may choose to support deployment of their inventory with our end customers, either of which could adversely affect revenue and cash flows.
Furthermore, we rely on the ability of our third-party contractors to install products at our customers’ sites and to meet our installation requirements. We currently work with a limited number of contractors, which has impacted and may continue to impact our ability to make installations as planned. Our work with contractors may have the effect of our being required to comply with additional rules unique to our customers, site remediation, and other requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness, and quality of the installation-related services performed by some of our contractors in the past have not always met our expectations or standards and may not meet our expectations and standards in the future.
Lengthy sales and installation cycles can increase the risk of customer disputes or delayed or incomplete installations. For example, see Part II, Item 7, Certain Factors Affecting Our Performance, Energy Market Conditions. Sometimes, a customer may cancel an order prior to installation, meaning we may be unable to recover some, or all of our costs incurred in connection with design, permitting, installation and site preparations. Cancellation rates can be as high as 5% to 10% in any given period due to factors outside of our control, such as permitting or regulatory issues, delays or unexpected costs in securing interconnection approvals, utility infrastructure, cost changes, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience customer disputes, delays or cancellations, our reputation, business, financial condition, results of operations or cash flows could be materially and adversely affected. Additionally, under our revenue recognition policy, we do not recognize revenue on product sales until delivery or complete installation. Therefore, a small fluctuation in the timing of the sales transaction’s completion could cause our operating results to vary materially from period to period.
The failure of our suppliers to continue to deliver necessary raw materials or other components of our products in a timely manner and to specification could prevent us from delivering our products within required time frames and could cause installation delays, cancellations, penalty payments and damage to our brand and reputation.
We rely on a limited number of third-party suppliers, and in some cases sole suppliers, for some of the raw materials and components used to manufacture our products, including certain rare earth materials and other materials that are in limited supply. If our suppliers provide insufficient inventory to meet customer demand, or such inventory is not at the level of quality required to meet our standards, or if our suppliers are unable or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), our results of operations could be materially and negatively impacted. If we fail to develop or maintain our relationships with suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our products, or our products may be available only at a higher cost or after a long delay.
Due to increased demand across a range of industries, the global supply chain for certain raw materials and components, including semiconductor components and specialty metals, has experienced significant strain. The macroeconomic environment and geopolitical instability have also contributed to and exacerbated this strain. There can be no assurance that the impact of these issues on the supply chain will not continue, or worsen, in the future. Significant delays and shortages could prevent us from delivering our products to customers within required time frames and cause order cancellations, and could increase our costs, which would adversely impact our cash flows and the results of operations.
In some cases, we have had to create our own supply chain for some of the components and materials utilized in our fuel cells. We have made significant expenditures to expand and bolster our supply chain. In many cases, we entered into contractual relationships with suppliers to jointly develop the components we needed. These activities are time and capital intensive. In addition, some of our suppliers use proprietary processes to manufacture components. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all, as replacing these suppliers could require us either to make significant investments to bring the capability in-house or to invest in a new supply chain partner. Some of our suppliers are smaller, private companies, which are heavily dependent on us as a customer. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components to meet our requirements, which would negatively impact our sales volumes and cash flows.
The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our requirements could impair our ability to manufacture our products, increase the costs of our products, or increase the costs of servicing our existing portfolio of products. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers or service our existing fleet of products, which could result in sales and installation delays, cancellations, penalty payments, warranty breaches, or damage to our brand and reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet those quality standards could cause delays in the delivery of our products, unanticipated servicing costs, and damage to our brand and reputation.
We have, in some instances, entered into long-term supply agreements that could result in excess or, if one or more suppliers do not produce for any reason, insufficient inventory, above market pricing or higher costs, and negatively affect our results of operations.
We have long-term supply agreements with certain suppliers. Some of these supply agreements provide for fixed or inflation-adjusted pricing, substantial prepayment obligations and in a few cases, supplier purchase commitments. These arrangements could mean that we end up paying for inventory that we do not need or that is at a higher price than the market. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and are private companies that may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers or whether we may secure new long-term supply agreements. Additionally, many of our parts and materials are procured from foreign suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations such as taxes, tariffs, or quotas. Any of the foregoing could materially harm our financial condition and results of operations.
We face supply chain competition, including competition from businesses in other industries, which could result in insufficient inventory and negatively affect our results of operations.
Certain of our suppliers also supply parts and materials to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to fuel cells. As a relatively low-volume purchaser of certain of these parts and materials, we may be unable to procure a sufficient supply of the items in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers, which could materially harm our financial condition and results of operations.
We, and some of our suppliers, obtain capital equipment used in our manufacturing process from sole suppliers, and if this equipment is damaged or otherwise unavailable, our ability to deliver our products on time will suffer.
Some of the capital equipment used to manufacture our products and some of the capital equipment used by our suppliers have been developed and made specifically for us, are not readily available from multiple vendors, and would be difficult to repair or replace if they did not function properly. If any of these suppliers were to experience financial difficulties or go out of business or if there were any damage to, or a breakdown of, our manufacturing equipment and we could not obtain replacement equipment in a timely manner, our business would suffer. In addition, a supplier’s failure to supply this equipment in a timely manner with adequate quality and on terms acceptable to us could disrupt our production schedule or increase our costs of production and service.
Possible new trade tariffs could have a material adverse effect on our business.
Our business is dependent on the availability of raw materials and components for our products. Prior tariffs imposed on steel and aluminum imports increased the cost of raw materials for our Energy Servers and decreased the available supply. Additional new trade tariffs or other trade protection measures could have a material adverse effect on our business, results of operations and financial condition.
A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.
We have established foreign trade zones in California and Delaware, through qualification with U.S. Customs and Border Protection, which allow for “zone to zone” transfers between our facilities located in those states. Materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. We benefit from the adoption of foreign trade zones by reduced duties, deferral of certain duties and tariffs, and reduced processing fees, which help us realize a reduction in duty and tariff costs. However, the operation of our foreign trade zones requires compliance with applicable regulations and continued support of U.S. Customs and Border Protection with respect to the foreign trade zone program. If we are unable to maintain the qualification of our foreign trade zones, or if foreign trade zones are limited or unavailable to us in the future, our duty and tariff costs would increase, which could have an adverse effect on our business and results of operations.
Any significant disruption to the operations at our headquarters or manufacturing facilities could delay the production of our products, which would harm our business and results of operations.
We manufacture our products in a limited number of facilities, any of which could become unavailable either temporarily or permanently for any number of reasons, including equipment failure, material supply, public health emergencies, cyber-attacks or catastrophic weather, including extreme weather events or flooding resulting from the effects of climate change, or geologic events. Our headquarters and our Fremont manufacturing facility are located in the San Francisco Bay Area, an area that is susceptible to earthquakes, floods and other natural disasters. The occurrence of a natural disaster such as an earthquake, drought, extreme heat, flood, fire, localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities, our manufacturing equipment, or our inventory, and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. Our disaster recovery plans, and insurance may not be sufficient to restore our operations and to cover our losses, respectively.
Our limited history of manufacturing new products, such as our Electrolyzers, makes it difficult to evaluate our future prospects and the challenges we may encounter.
While we have a history of manufacturing and selling our Energy Servers, we have a limited history with regard to our Electrolyzers, which are based in part on the same technology. As a result, there is little historical basis to make judgments on the capabilities associated with our enterprise, management, and ability to produce Electrolyzers. Our ability to generate the profits we expect to achieve from the sale of Electrolyzers will depend, in part, on our ability to effectively manufacture Electrolyzers, respond to market demand, and add new manufacturing capacity in an efficient, cost-effective manner.
Risks Related to Government Incentive Programs
Our business currently benefits from the availability of rebates, tax credits and other financial programs and incentives, and changes to such benefits could cause our revenue to decline and harm our financial results.
We utilize governmental rebates, tax credits, and other financial incentives to lower the effective price of our products to customers in the U.S. and Japan, India, the Republic of Korea and Taiwan (collectively, our “Asia Pacific region”).
The U.S. federal government and some state and local governments provide incentives to current and future end users and purchasers of our Energy Servers in the form of rebates, tax credits and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. Our Energy Servers have qualified for tax exemptions, incentives, or other customer incentives in many states. Some states have utility procurement programs, Renewables Portfolio Standards (“RPSs”) or Clean Energy Standards (“CESs”) for which our technologies are eligible; our Energy Servers may not be eligible for other RPSs and CESs, particularly when fueled in whole or in part with natural gas. Financiers and Equity Investors (as defined below) may also take advantage of these financial incentives, lowering the cost of capital and energy to our customers.
For example, many of our installations in California interconnect with investor-owned utilities on Fuel Cell Net Energy Metering (“FC NEM”) tariffs. FC NEM tariffs were available for new California installations until December 31, 2023. To remain eligible for those FC NEM tariffs, installations currently on those tariffs are required to meet greenhouse gas emissions standards. Bloom has filed an Application for Rehearing and a Stay in the FC NEM proceeding that challenges the legality of implementing said greenhouse gas emissions standards, which require our systems to be significantly cleaner than the grid resources they are displacing. If that challenge is unsuccessful, however, compliance with the greenhouse gas emissions standards may be required for any customer that remains on the FC NEM tariffs in 2024 and could require acquiring in-state biogas that is scarce and where available comes at a significant cost. Other generally applicable tariffs are available for customers deploying fuel cells, and do not impose the greenhouse gas standards currently limited to FC NEM. We are working through the appropriate channels to determine whether to migrate certain customers to these generally applicable tariffs. We are also working through appropriate regulatory channels to establish alternative tariffs for our customers. If the cost to remain on the FC NEM tariffs is significant or suitable alternatives are not available, it may negatively impact our existing customer base and future demand for our products. Additionally, the uncertainty regarding requirements for service under any of these tariffs could negatively impact the perceived value of or risks associated with our products, which could also negatively impact demand.

The U.S. federal government offers certain federal tax benefits, including the Production Tax Credit under Section 45 of the Internal Revenue Code (the “PTC”) and the Investment Tax Credit under Section 48 of the Internal Revenue Code (the “ITC”), both of which are currently set to be succeeded by “technology-neutral” versions set forth in Sections 45Y and 48E, respectively, for projects that commence construction beginning in 2025. The IRA offers a number of federal tax benefits, many of which we may utilize in connection with the sale of our Energy Servers and Electrolyzers. Our customers, financiers, and Equity Investors may expect us to be able to facilitate their optimization of the tax benefits available pursuant to the IRA. Each of these federal tax benefits have certain legal and operational requirements. For example, any taxpayer taking the benefit of the ITC must meet certain requirements regarding ownership and use for a period of five years. If the energy property is disposed of or otherwise ceases to be qualified investment credit property before expiration of such a five-year period, it could result in a partial reduction in incentives. There may be uncertainty as to how the new regulations promulgated under the IRA are interpreted. If IRS guidance regarding implementation of the IRA is delayed or viewed by investors as unclear, tax credit financing may be delayed or downsized, harming our ability to finance sales. Our failure to either (i) interpret the new requirements under the IRA regarding among other things, prevailing wage, apprenticeship, domestic content, siting in an “energy community,” accurately or (ii) adequately update our supply-chain, manufacturing, installation, and record-keeping processes to meet such requirements, may result a partial or full reduction in the related federal tax benefit and our customers, financiers and Equity Investors may require us to indemnify them for certain of such reductions. Changes in federal tax benefits over time also may affect our future performance. For example, currently commercial purchasers of fuel cells are eligible to claim the federal bonus depreciation benefit. However, under current rules it will be phased down, which began in 2023 and will continue until expiring at the end of 2026 in the absence of legislation. Similarly, commercial fuel cell purchasers can claim the ITC. Under current law, fuel cell projects must begin construction on or before December 31, 2024, in order to claim up to 50% ITC, after which part of this benefit will expire unless extended.
Some countries outside the U.S. also provide incentives to current and future end users and purchasers of our Energy Servers and Electrolyzers. For example, in the Republic of Korea, RPSs and CESs are in place to promote the adoption of renewable, low- or zero-carbon power generation. The Korean RPSs were replaced in 2023 with the Clean Hydrogen Portfolio Standard (“CHPS”). This may impact the demand for our Energy Servers in the Republic of Korea. Initially, we do not expect the CHPS to require 100% hydrogen as a feedstock for fuel cell projects.
Changes in the availability of rebates, tax credits, and other financial programs and incentives could reduce demand for our products, impair sales financing, and adversely impact our business results. Additionally, these incentives and procurement programs or obligations may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. The continuation of these programs and incentives depends upon continued political support.
In the U.S., we rely on tax equity financing arrangements to realize the benefits provided by federal tax benefits and accelerated tax depreciation and in the event these programs are terminated, our financial results could be harmed. We also rely on incentives in the Korean, European and other international markets.
U.S. Equity Investors typically derive a significant portion of their economic returns through tax benefits when they finance an Energy Server. Equity Investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System (“MACRS”) or bonus depreciation. We expect that future Equity Investors will also be interested in taking the benefit of the PTC in connection with financing our Electrolyzers. The number of and available capital from potential Equity Investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history at a large scale, lack of profitability and that we are the only party who can perform operations and maintenance on our Energy Servers have made it difficult to attract investors in the past. Our ability to obtain additional financing depends on the continued confidence of banks and other financing sources in our business model, the market for our Energy Servers and Electrolyzers, and the continued availability of tax benefits applicable to our Energy Servers and Electrolyzers, regardless of whether we arrange the financing, or our customers finance the products themselves. In addition, conditions in the general economy and financial and credit markets may result in the contraction of available tax equity financing. Similarly, in international markets such as Korea and Europe, economic benefits applicable to fuel cells may include subsidies for deployment as well as exemptions or reductions from taxes and fees. If as a result of changes to these benefits we, or in some cases our customers, are unable to enter into tax equity or other financing agreements with attractive pricing terms, or at all, neither we nor our customers, may be able to obtain the capital needed to finance the purchase of our products. Such circumstances could also require us to reduce the price at which we are able to sell our products in the applicable markets and therefore harm our business, financial condition, and results of operations.

Risks Related to Legal Matters and Regulations
We are subject to laws and regulations that could impose substantial costs upon us and cause delays in the delivery and installation of our products.

The construction, installation, and operation of our products are generally subject to oversight and regulation in accordance with laws and ordinances relating to building codes, safety, environmental and climate protection, domestic content requirements and related matters, as well as energy market rules, regulations and tariffs, and typically require governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits change or require periodic renewal. These laws and regulations can affect the markets for our products and the costs and time required for their installation and may give rise to liability for administrative oversight costs, compliance costs, clean-up costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with these laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages.
It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations, to design our products to comply with these varying standards, and to obtain all applicable approvals and permits. We cannot predict whether or when all approvals or permits required for a given project will be granted or whether the conditions associated with the approvals or permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions or excessive costs, such as costs for upgrading utility interconnection equipment, would impair our ability to develop the project. In addition, we cannot predict whether the approval or permitting process will be lengthened due to complexities and appeals. A delay in the review and approval of permits for a project can impair or delay our and our customers’ abilities to develop that project or may increase the cost so substantially that the project is no longer attractive to us or our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our products and could therefore adversely affect the timing of the recognition of revenue related to the installation, which could harm our operating results in a particular period. In many cases we contractually commit to performing all necessary installation work on a fixed-price basis, and unanticipated costs associated with approval, permitting or compliance expenses may cause the cost of performing such work to exceed our revenue. In addition, emerging federal and state emissions disclosure requirements may pose a burden to existing or potential customers. The costs of complying with all the various laws, regulations and customer requirements, and any claims concerning non-compliance, could have a material adverse effect on our financial condition or operating results.
In addition, the rules and regulations regarding the production, transportation, storage, and use of hydrogen, including with respect to safety, environmental and market regulations and policies, are in flux and may limit the market for our Electrolyzers and Energy Servers that operate using hydrogen.
The installation and operation of our products are subject to environmental laws and regulations in various jurisdictions, and there has been in the past and could continue to be uncertainty with respect to both how these laws and regulations may change over time and the interpretation of these environmental laws and regulations to our products.
We are committed to compliance with applicable environmental laws and regulations including health and safety standards, and we continuously review the operation of our products for health, safety, and environmental compliance. Our products produce small amounts of hazardous wastes and air pollutants, and we seek to address these in accordance with applicable regulatory standards. In addition, environmental laws and regulations in the U.S., such as the Comprehensive Environmental Response and Compensation and Liability Act, impose liability on several grounds including for the investigation and clean-up of contaminated soil and ground water, impacts to human health and damages to natural resources. If contamination is discovered at properties currently or formerly owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who purchase our products have high sustainability standards, and any environmental non-compliance by us could harm our brand and reputation and impact customers’ buying decisions.
Maintaining environmental compliance can be challenging given the changing patchwork of environmental laws and regulations that prevail at the U.S. federal, state, regional, and local level and internationally. Most existing environmental laws and regulations preceded the introduction of our innovative fuel cell technology and were adopted to apply to technologies existing at the time (i.e., large coal, oil, or gas-fired power plants). Guidance from these agencies on how certain environmental laws and regulations may or may not be applied to our technology can be inconsistent.
In most jurisdictions where air permits and various land use permits are required for installation of larger Energy Server installations, the length of time to obtain these permits has increased. Moreover, the level of certainty around the issuance of such permits has decreased and where issued, the cost of compliance has been and can be prohibitive. We have experienced a reluctance in certain areas to issue permits for natural gas Energy Servers and, even when that reluctance is overcome, we have seen conditions imposed, including a requirement to blend costly renewable fuels or other similar measures that might advance climate goals. The timing associated with these processes and the cost associated with related conditions have impacted our selling activities.
Our technology is moving faster than the regulatory process in many instances and there are inconsistencies between how we are regulated in different jurisdictions. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the installation of our products, could result in penalties, could require modification or replacement or could trigger claims of performance warranties and defaults under customer contracts that could require us to repurchase equipment, any of which could adversely affect our business, financial performance, and brand and reputation. In addition, new energy or environmental laws or regulations or new interpretations of existing laws or regulations could present marketing, political or regulatory challenges and could require us to upgrade or retrofit existing equipment, which could result in materially increased capital and operating expenses.
As we expand into international markets, we may be subject to local content requirements or pressures which could increase costs or reduce demand for our products.
Foreign jurisdictions where we conduct or wish to conduct our business may impose domestic content requirements (requiring goods, materials, components, services or labor to be supplied from or made in country). Domestic or local content requirements favor domestic industry over foreign competitors and there has been a significant increase in the use of these programs in recent years. For example, in the Republic of Korea, customers and prospective customers may be pressured to select domestic competitors over Bloom.
With respect to our products that run, in part, on fossil fuel, we may be subject to a heightened risk of regulation to a potential for the loss of certain incentives, and to changes in our customers’ energy procurement policies.
The current generation of our Energy Servers that run on natural gas generally produce fewer carbon emissions than the average U.S. marginal power generation sources that our projects displace. However, the operation of our current Energy Servers does produce some carbon dioxide (“CO2”), which contributes to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, or the requirements of the incentive programs on which we and our customers currently rely, as well as potential scrutiny around voluntary or regulatory carbon emissions reporting by our existing or potential customers. Changes in any of the laws, regulations, ordinances, or rules that apply to our installations and new technology could make it more difficult or costly to install and operate our Energy Servers, thereby negatively affecting our ability to deliver cost savings to our customers. Certain municipalities in which we operate have banned or are considering banning new interconnections with gas utilities, while others have adopted bans that allow new interconnections for non-combustion resources, such as our Energy Servers. Some local municipalities have also banned or are considering banning the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our natural gas-fueled Energy Servers. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our Energy Servers, or by our customers’ and potential customers’ energy procurement policies.
Existing regulations and changes to such regulations may create technical, regulatory, and economic barriers, which could significantly reduce demand for our products or affect the financial performance of current sites.
The markets for our products are heavily influenced by laws, regulations and policies, including customers’ voluntary procurement standards, as well as by tariffs, internal policies and practices of electric utility providers. These regulations, tariffs, standards, and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. These regulations, tariffs, standards, and policies are often modified and could continue to change, which could result in a significant reduction in demand for our products. For example, utility companies commonly charge fees to industrial customers for disconnecting from the electric grid. These fees could change, thereby increasing the cost to our customers of using our products and making them less economically attractive.
At the federal level in the U.S., FERC has authority to regulate under various federal energy regulatory laws, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. Also, several of the tax equity partnerships we are involved with are subject to regulation under FERC with respect to market-based sales of electricity, which requires us to file notices and make other periodic filings with FERC, which increases our costs and subjects us to additional regulatory oversight.

Although we generally are not regulated as a utility, statutes, regulations, tariffs and market rules often relate to electricity and natural gas pricing, fuel cell net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., governments and market operators frequently modify these statutes, regulations, tariffs and market rules. Governments, often acting through state utility or public service commissions, as well as market operators, change, adopt or approve different utility requirements and rates for commercial and industrial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, tariffs ordinances, or other rules that apply to our installations and new technology could make it more costly for us or our customers to install and operate our products and could negatively affect our ability to deliver cost savings to customers.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims. Our Energy Servers are considered high energy systems because they consume or produce flammable fuels and may operate up to 480 volts. High-voltage electricity poses potential shock hazards, while natural gas and hydrogen, associated with both our Energy Servers and our Electrolyzers, are flammable gases and therefore a potentially dangerous fuel capable of causing fires and other harm. There can be no assurance that our products will continue to be certified to meet certain design and safety standards, and if our equipment is not properly handled or if there are undiscovered issues with our equipment, there could be a system failure and resulting damage, injury or liability.
These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about us and could materially impede widespread market acceptance and demand for our products, which could harm our brand, business prospects, and operating results. Our product liability insurance may not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of or outside of our coverage may have a material adverse effect on our business and financial condition.
Litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation that arise in the ordinary course of business. For information regarding pending legal proceedings, please see Part I, Item 3, Legal Proceedings and Part II, Item 8, Financial Statements and Supplementary Data, Note 13 — Commitments and Contingencies. In addition, since our Energy Server and Electrolyzers are new types of products in nascent markets, we have in the past needed and may in the future need to seek administrative guidance, the amendment of existing regulations, or the development of new regulations, to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could lead to subsequent litigation.
Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.
Risks Related to Our Intellectual Property
Our failure to effectively protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
Policing unauthorized use of proprietary technology can be difficult and expensive, and the measures we have taken to protect our intellectual property rights, including our trade secrets, may not be sufficient to prevent such use. For example, many of our engineers reside in California where it is not legally permissible to prevent them from leaving employment with us and working for a competitor. Also, litigation may be necessary to enforce our intellectual property rights, including to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights, business, prospects, brand, and reputation.
We rely primarily on patents, trade secrets, and trademarks, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these intellectual property laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be discovered by or disclosed in an unauthorized manner to third parties. Additionally, our owned or licensed intellectual property rights could be challenged, invalidated, or declared unenforceable in judicial or administrative proceedings, or circumvented, designed around by our competitors, infringed, or misappropriated. Competitors could copy or reverse engineer our products or develop and market products that are substantially equivalent to or superior to our own. Any of these issues, including the unauthorized use of our intellectual property by others, could reduce our competitive advantage and have a material adverse effect on our business, financial condition, or operating results. In addition, the laws of some countries do not protect intellectual property rights as fully as do the laws of the U.S. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. We may not be able to effectively protect our intellectual property rights in these markets or elsewhere. If an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our products at competitive prices may be adversely affected and our business, financial condition, operating results, and cash flows could be adversely affected.
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
Our patent applications may not result in issued patents, and our issued patents may be successfully challenged in litigation or post-grant proceedings, either of which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is subject to disagreement. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than the U.S.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, and operating results.
We may need to defend ourselves against claims that we infringed, misappropriated, or otherwise violated the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they believe are infringed by our products or services. These companies holding patents or other intellectual property rights could make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights by seeking royalties or injunctions. Several of the proprietary components used in our products have been subjected to infringement challenges in the past. We generally indemnify our customers against claims that the products we supply do not infringe, misappropriate, or otherwise violate third-party intellectual property rights, and we therefore may be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third-party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling or using our products that incorporate the challenged intellectual property;
•pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
•obtain a license from the holder of the intellectual property right, which may not be available on reasonable terms or at all;
•redesign our products or means of production, which may not be possible or cost-effective; or
•in some instances, re-purchase products from our customers.

Any of the foregoing could adversely affect our business, prospects, operating results, and financial condition. In addition, any litigation or claims, whether or not valid, could harm our brand and reputation, result in substantial costs and divert resources and management attention.
We also license technology from third parties and incorporate components supplied by third parties into our products. We may face claims that our use of such technology or components infringes or otherwise violates the rights of others, which would subject us to the risks described above. We may seek indemnification from our licensors or suppliers under our contracts with them, but our right to indemnification or our suppliers’ resources may be unavailable or insufficient to cover our costs and losses.
Risks Related to Our Financial Condition and Operating Results
We have incurred significant losses in the past and we may not be profitable in future periods.
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2023, we had an accumulated deficit of $3.9 billion. We expect to continue to expand our operations domestically and internationally, including by investing in manufacturing, sales and marketing, research and development, staffing, and infrastructure to support our growth. We may continue to incur net losses in future periods. Our ability to achieve profitability will depend on a number of factors, including our ability to:
•grow our sales volume;
•expand into new geographical markets and industry market sectors;
•attract and retain financing partners;
•continue to improve the useful life of our technology and reduce our warranty servicing costs;
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
Our financial condition and results of operations and other key metrics are likely to fluctuate, which could cause our results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.
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
In addition to the other risks described herein, the following factors subject us to quarterly fluctuations in our financial condition and results of operations:
•the timing of installations, which may depend on many factors such as availability of inventory, product quality or performance issues, local permitting requirements, utility requirements, environmental, health, and safety requirements, weather, availability of labor, health emergencies, and customer facility construction schedules;
•size of particular installations and number of sites involved in any particular quarter;
•the mix in purchase or financing options used by customers, the geographical mix of customer sales, and the rates of return required by financing parties;
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
•unanticipated expenses or installation delays associated with changes in governmental regulations, permitting requirements, utility requirements and environmental, health and safety requirements;
•disruptions in our sales, production, service or other business activities resulting from disagreements with our labor force or our inability to attract and retain qualified personnel; and
•unanticipated changes in government incentive programs available for us, our customers, and tax equity financing parties.
Fluctuations in our operating results and cash flow could, among other things, give rise to short-term liquidity issues. In addition, our revenue, key operating metrics, and other operating results in future quarters may fall short of our projections or the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.
If we fail to manage our growth effectively, our business and operating results may suffer.
In order to grow effectively, we must efficiently operate our business, manage our capital expenditures and control our costs. If we experience a significant growth in orders without improvements in automation and efficiency, we may not be able to meet product demand in a timely manner. We may need additional manufacturing capacity and we and some of our suppliers may need additional capital-intensive equipment. Any growth in manufacturing must include scaling quality control as the increase in production increases the possible impact of manufacturing defects. In addition, any growth in the volume of sales of our products may outpace our ability to engage sufficient and experienced personnel to manage the higher number of installations and to engage contractors to complete installations on a timely basis and in accordance with our expectations and standards. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results, and financial condition. Our future operating results depend to a large extent on our ability to manage this growth successfully.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error. If we are unable to successfully maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our common stock.
Our ability to use deferred tax assets to offset future taxable income may be subject to limitations that could subject our business to higher tax liability.
Our ability to use net operating loss carryforwards (“NOLs”) to offset future taxable income may be limited due to expiration, lack of taxable income in the future, changes in our stock ownership, and other factors that may be outside of our control. Our deferred tax assets may also expire or be underutilized, which could prevent us from offsetting future taxable income.

Risks Related to Our Liquidity
We must maintain the confidence of our customers in our liquidity, including our ability to timely service our debt obligations and grow our business over the long term.
Currently, we are the only provider able to fully support and maintain our products. If potential customers believe we do not have sufficient capital or liquidity to operate our business over the long-term or that we will be unable to maintain or support our products, customers may be less likely to purchase or lease our products, particularly in light of the significant financial commitment required. In addition, financing sources may be unwilling to provide financing on reasonable terms. Similarly, suppliers, financing partners, and other third parties may be less likely to invest time and resources in developing business relationships with us if they have concerns about the success of our business.
Accordingly, in order to grow our business, we must maintain confidence in our liquidity and long-term business prospects among customers, suppliers, financing partners and other parties. This may be particularly complicated by factors such as:
•our limited operating history at a large scale;
•the size of our debt obligations;
•profitability concerns;
•unfamiliarity with or uncertainty about our products and the overall perception of the distributed generation market;
•prices for electricity or natural gas;
•competition from alternate sources of energy;
•warranty or unanticipated service issues we may experience;
•the perceived value of environmental programs to our customers;
•the size of our expansion plans in comparison to our existing capital base and the scope and history of operations;
•the availability and amount of tax incentives, credits, subsidies or other incentive programs; and
•the other factors set forth in this “Risk Factors” section.
Several of these factors are largely outside our control, and any negative perceptions about our liquidity or long-term business prospects would likely harm our business.
Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand or maintain our operations, develop our products, and remain competitive in the market. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control.
The agreements governing our outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility including, among other things:
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
Our ability to generate sufficient cash to meet our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors. If we do not generate sufficient cash to satisfy our debt obligations, we may have to undertake alternative financing plans such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. We cannot provide assurance that any of these alternatives would be available or permitted under the terms of our debt instruments then in effect. Furthermore, the ability to refinance indebtedness would depend upon the condition of the finance and credit markets at the time. Our inability to generate sufficient cash to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms or on a timely basis would have an adverse effect on our business, results of operations and financial condition.
Risks Related to Our Operations
Expanding operations internationally could expose us to additional risks.
Although we currently operate primarily in the U.S., we continue to expand our business internationally. We currently have operations in the Asia Pacific region and Europe. Any expansion internationally could subject our business to risks associated with international operations, including:
•increased complexity and costs of managing international operations;
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of government incentives and subsidies;
•financing challenges for our customers;
•potential changes to our established business model, including installation and/or service challenges that we may have not encountered before;
•cost of alternative power sources, which could be meaningfully lower outside the U.S.;
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
•natural disasters (including as a result of climate change), acts of war or terrorism, regional conflicts, and public health emergencies; and
•adverse social, political and economic conditions, including inflation, a recessionary environment, and disruptions in capital markets.
We utilize a sourcing strategy that emphasizes global procurement of materials that has direct or indirect dependencies upon a number of vendors with operations in the Asia Pacific region. Physical, regulatory, technological, market, reputational, and legal risks related to climate change in these regions and globally are increasing in impact and diversity and the magnitude of any short-term or long-term adverse impact on our business or results of operations remains unknown. The physical impacts of climate change, including as a result of certain types of natural disasters occurring more frequently or with more intensity or changing weather patterns, could disrupt our supply chain, result in damage to or closures of our facilities, and could otherwise have an adverse impact on our business, operating results and financial condition. In addition, the war in Ukraine resulted in increased sanctions that affected the price of raw materials used in our products, which had and could continue to have an adverse impact on our operating results.
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
Data security breaches and cyberattacks could compromise our intellectual property or other confidential information and cause significant damage to our business, product performance, brand, and reputation.
We maintain information that is confidential, proprietary or otherwise sensitive in nature on our information technology systems, and on the systems of our third-party providers. This information includes intellectual property, financial information and other confidential information related to us and our employees, prospects, customers, suppliers and other business partners. Additionally, our information technology provides us with the ability to remotely control some variables of our products; they are connected to, controlled and monitored by our centralized remote monitoring service. We rely on our internal software applications for many of the functions we use to operate our business generally. Cyberattacks are increasing in frequency and evolving in nature. We and our third-party providers are at risk of attack through the use of increasingly sophisticated methods, including malware, phishing and the deployment of artificial intelligence to find and exploit vulnerabilities.
Our information technology systems, and those maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access, disable, destroy, maliciously control or cause other system disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and the damage they caused. While these types of incidents have not had a material effect on our business to date, future incidents involving access to our network or improper use of our systems, or those of our third parties, could compromise confidential, proprietary or otherwise sensitive information, as well as the operation of our products.
There is no assurance that any measures we may take to combat known and unknown cybersecurity risks will be sufficient to prevent future security breaches and cyberattacks. The security of our infrastructure, including the network that connects our products to our remote monitoring service, may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyberattacks that could have a material adverse impact on our business and our products in the field, and the protective measures we have taken may be insufficient to prevent such events. A breach or failure of our networks or computer or data management systems due to intentional actions such as cyberattacks, including ransomware attacks, phishing or denial-of-service attacks, negligence, or other reasons, whether as a result of actions by third-parties or our employees, could seriously disrupt our operations or could affect our ability to control or to assess the performance in the field of our products and could result in disruption to our business and legal liability.
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
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering, finance and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Dr. Sridhar, our Founder, President, Chief Executive Officer and Director, and other certain key employees. None of our key employees are bound by employment agreements for any specific term and we cannot assure you that we will be able to successfully attract and retain the senior leadership necessary to grow our business. There is intense competition for talented individuals in our industry, particularly in the San Francisco Bay Area where our principal offices are located. Our failure to attract and retain our executive officers and other key management, technical, engineering, finance and sales personnel, could adversely impact our business, our financial condition and our operating results.
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
Risks Related to Ownership of Our Common Stock
The stock price of our common stock has been and may continue to be volatile.
The market price of our common stock has been and may continue to be volatile. In addition to factors discussed in this Risk Factors section, the market price of our common stock may fluctuate significantly in response to numerous variables, many of which are beyond our control, including:
•overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•changing market and economic conditions, including a recessionary environment, rising interest rates and inflationary pressures;
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
We may issue additional shares of our common stock in connection with future conversions of the Green Notes, which may dilute our existing stockholders and potentially adversely affect the market price of our common stock.
In the event that some or all of the Green Notes are converted, and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit stockholders’ rights, and limit the market price of our common stock.
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
•prohibit stockholder action by written consent;
•expressly authorize the board of directors to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, our restated certificate of incorporation and our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General

Corporation Law, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation and our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which thereby may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, our operating results, and our financial condition.
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
Like many companies, we face increased scrutiny relating to our Environmental, Social and Governance (“ESG”) practices and disclosures. Investors are increasingly using ESG screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may harm our brand and reputation and impact employee retention and our access to capital. In addition, our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards, could expose us to government enforcement actions and private litigation.
Our ability to achieve any ESG goal, target, or objective, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop, and retain diverse talent in our labor markets, and our ability to develop and maintain reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. As ESG stakeholder expectations, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C — CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, or availability of our information technology systems or any information residing therein. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the Center for Internet Security (“CIS”) 18 Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS 18 Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•Periodic risk assessments are designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment.

•A security team principally responsible for managing our cybersecurity risk assessment processes, security controls, and response to cybersecurity incidents.
•The use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls.
•Our Internal Audit department which monitors certain IT systems controls that are integrated into our larger Sarbanes-Oxley control environment.
•Periodic cybersecurity awareness training for our employees and contractors with access to our information technology systems.
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including incidents that could be indicators of attack against availability, integrity and confidentiality of information systems.
•A third-party risk management process for service providers, suppliers, and vendors that includes examining their security postures and assessing their data and system protection controls.
Our business has not been materially affected by cybersecurity incidents to date. For a discussion of how cybersecurity risks could materially affect us in the future, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors — Risks Related to our Operations.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Risk Committee (the “Audit Committee”) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Board receives periodic reports from the Audit Committee on these and other activities. The Audit Committee receives periodic reports from management on our cybersecurity risks, including presentations from our Chief Information Officer, internal security staff, and external experts. This includes updates to the Audit Committee, as appropriate, regarding any significant cybersecurity incidents, or multiple incidents that could be significant in the aggregate. These updates may occur in between regularly scheduled Audit Committee meetings.
At the management level, the Enterprise and Risk Management Committee (the “ERM Committee”) discusses cybersecurity topics, including any potentially material cybersecurity incidents, as part of its oversight of the company’s significant risks. Our management team, including the Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including:
•periodic briefings from internal security personnel;
•periodic reviews of risk management measures implemented to prevent, detect, mitigate, and remediate cybersecurity risks and incidents, including our incident response plan;
•threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and
•alerts and periodic reports produced by security tools deployed in our IT environment.
Our Chief Information Officer has more than 20 years of cybersecurity and information technology experience and she has served as the Chief Information Officer for multiple technology companies. Similarly, the members of the ERM Committee possess significant risk management experience obtained by their collective years of experience at Bloom and other companies of similar or greater complexity.

ITEM 2 — PROPERTIES
The table below presents details for our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term

Corporate headquarters[1]	San Jose, CA	183,000	Leased	2031
Manufacturing, warehousing, research and development[2]	Sunnyvale, CA	110,000	Leased	2024
Research and development	Mountain View, CA	44,000	Leased	2024
Manufacturing, research and development	Fremont, CA	326,000	Leased	*
Manufacturing and warehousing	Newark, DE	377,000	Leased	**
Manufacturing and warehousing[3]	Newark, DE	178,000	Owned	n/a

* Lease terms expire in December 2027, February 2036 and November 2037.
** Lease terms expire in February 2026, December 2026, April 2027, June 2028 and October 2028.
1 Our corporate headquarters is used for administration, research and development, and sales and marketing.
2 As of December 31, 2023, we were in the process of vacating the 50,000 sq. ft. manufacturing, warehousing and R&D facility which was closed per the Restructuring Plan (for additional information, please see Part II, Item 8, Note 12 — Restructuring).
3 Our first purpose-built Bloom Energy manufacturing center for the fuel cells and Energy Servers assembly and was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently.
We lease additional office space as field offices in the U.S. and office and manufacturing space around the world including in China, India, the Republic of Korea, Taiwan, Japan, and the United Arab Emirates. To support our growth expectations, we invested in additional manufacturing capacity at a new facility in Fremont, California. In July 2022 we announced the grand opening of this multi-gigawatt manufacturing facility, representing a $200 million investment. It followed the expansion of the company’s global headquarters in San Jose in June 2021 as well as the opening of a new research and technical center and a global hydrogen development facility in Fremont. This facility provides additional capacity necessary for future growth.

ITEM 3 — LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or subject to claims arising in the ordinary course of our business. For a discussion of legal proceedings, see Part II, Item 8, Note 13 — Commitments and Contingencies. We are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “BE.” On February 12, 2024, there were 567 registered holders of record of our Class A common stock.
We have not declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return since our initial public offering of our common stock relative to the cumulative total returns of the NYSE Composite Index and the Nasdaq Clean Edge Green Energy Total Return Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 31, 2018 and its relative performance is tracked through December 31, 2023.
This graph shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act. Note that past stock price performance is not necessarily indicative of future stock price performance.

(in cumulative $)	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Bloom Energy Corporation	$100.00	$129.45	$122.94	$32.56	$74.84	$52.40	$109.00	$180.02	$287.10	$270.96	$269.15
NYSE Composite Index	$100.00	$112.36	$116.29	$116.63	$125.50	$93.57	$108.73	$116.79	$134.28	$145.09	$154.67
NASDAQ Clean Edge Green Energy Total Return Index	$100.00	$114.10	$120.51	$122.34	$142.66	$115.55	$170.89	$255.64	$406.35	$397.37	$401.71

(in cumulative $)	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Bloom Energy Corporation	$187.51	$219.65	$241.88	$165.26	$200.20	$191.48	$199.59	$163.73	$132.78	$148.20
NYSE Composite Index	$151.70	$162.04	$158.30	$138.45	$129.58	$146.89	$149.67	$155.57	$151.79	$167.12
NASDAQ Clean Edge Green Energy Total Return Index	$363.73	$395.61	$376.27	$304.70	$332.41	$276.34	$305.95	$301.25	$251.14	$248.97

Unregistered Sales of Equity Securities

None.

Issuer’s Purchases of Equity Securities

None.

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Overview
Description of Bloom Energy
Our mission is to make clean, reliable energy affordable for everyone in the world. We created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that empowers businesses, essential services, critical infrastructure and communities to responsibly take charge of their energy.
Our technology, invented in the U.S., is one of the most advanced electricity and hydrogen producing technologies on the market today. Our fuel-flexible Bloom Energy Servers can use biogas, hydrogen, natural gas, or a blend of fuels to create resilient, sustainable and cost-predictable power at typically significantly higher efficiencies than traditional, combustion-based resources. In addition, our same solid oxide platform that powers our fuel cells can be used to create hydrogen with our Bloom Electrolyzer. Hydrogen is increasingly recognized as a critically important tool for the decarbonization of the energy economy. Our enterprise customers include some of the largest multinational corporations in the world. We also have strong relationships with some of the largest utility companies in the U.S. and the Republic of Korea, with a growing presence in various international markets.
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
We market and sell our Energy Servers primarily through our direct sales organization in the U.S., and we also have direct and indirect sales channels internationally. Recognizing that deploying our solutions requires a significant financial commitment, we have developed a number of financing options to support sales of our Energy Servers to customers who lack the financial capability to purchase our Energy Servers directly, and who may prefer to finance the acquisition using third-party financing or to contract for our services on a pay-as-you-go model.
Our typical target commercial or industrial customer has historically been either an investment-grade entity or a customer with investment-grade attributes such as size, assets and revenue, liquidity, geographically diverse operations and general financial stability. We have also expanded our product and financing options to below-investment-grade customers and have also expanded internationally, including deployments on a wholesale grid. Given that our customers are typically large institutions with multi-level decision-making processes, we generally experience a lengthy sales process. Once the sale is completed, we have a large multi-disciplined team to facilitate the deployment of our projects in a wide variety of locations under a myriad of regulatory environments.
Strategic Investment
On October 23, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with SK ecoplant in connection with our strategic partnership. Pursuant to the SPA, on December 29, 2021, we sold to SK ecoplant 10,000,000 shares of our zero coupon, non-voting redeemable convertible Series A preferred stock, par value $0.0001 per share (the “Series A RCPS”), at a purchase price of $25.50 per share for an aggregate purchase price of $255.0 million (the “Initial Investment”). On November 8, 2022, each share of Series A RCPS was converted into 10,000,000 shares of Class A common stock.
Simultaneous with the execution of the SPA, we and SK ecoplant executed an amendment to the Joint Venture Agreement (the “JVA”), an amendment and restatement to our Preferred Distribution Agreement (“PDA Restatement”), and a new Commercial Cooperation Agreement regarding initiatives pertaining to the hydrogen market and general market expansion for the Bloom Energy Server and Bloom Energy Electrolyzer.
On March 20, 2023, SK ecoplant entered into an amendment of the SPA (the “Amended SPA”) with us, pursuant to which on March 23, 2023, we issued and sold to SK ecoplant 13,491,701 shares of non-voting Series B redeemable convertible preferred stock, par value $0.0001 per share (the “Series B RCPS”), at a purchase price of $23.05 per share for cash proceeds of $311.0 million, excluding issuance cost of $0.5 million.
On March 20, 2023, in connection with the Amended SPA, we also entered into a Shareholders’ Loan Agreement with SK ecoplant (the “Loan Agreement”), pursuant to which we had the option to draw on a loan from SK ecoplant with a maximum principal amount of $311.0 million, a maturity of five years and an interest rate of 4.6%, should SK ecoplant have sent a redemption notice to us under the Amended SPA.
On September 15, 2023, we entered into the Amended and Restated JVA and the Share Purchase Agreement (together, the “Amended JV Agreements”) with SK ecoplant which changed the share of our voting rights in the Korean joint venture to 40% and increased the scope of assembly done by the joint venture facility in the Republic of Korea to full assembly.
On September 23, 2023, all 13,491,701 shares of the Series B RCPS were automatically converted into shares of our Class A common stock pursuant to the Certificate of Designation, dated as of March 20, 2023, setting forth the rights, preferences, privileges, and restrictions of the Series B RCPS, as amended by the Certificate of Amendment to the Certificate of Designation, dated as of April 18, 2023. Upon conversion of all the Series B RCPS into shares of our Class A common stock, SK ecoplant became a related party to us with the beneficial ownership of 10.5% of our outstanding Class A common stock.
For additional details about the transaction with SK ecoplant, please see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment, and for more information about our joint venture with SK ecoplant, please see Part II, Item 8, Note 11 — Related Party Transactions.
Certain Factors Affecting our Performance
Energy Market Conditions
The global energy transition to a zero-carbon environment has created new challenges and opportunities for utilities, suppliers of energy solutions and customers. Shifts and uncertainty in market and regulatory dynamics and corporate and governmental policies are currently impacting the selling process and extending sales cycles and timelines for our natural gas-, biogas- and hydrogen-related products. Increasing electricity rates, decreasing energy reliability, and delays in the development of transmission infrastructure and grid interconnection have led to increased customer interest in our power solutions. At the same time, natural gas supply and pricing concerns due to geopolitical stresses and resulting market changes as well as increasing focus on sustainability targets have led to increased caution from potential customers. The increased use of renewable power generation and the weather effects of climate change have exacerbated aging grid fragilities, increased the occurrence of power outages, created grid transmission shortages, and lengthened already extensively delayed interconnection cycles. Low- and zero-carbon sources of baseload energy have also been curtailed and even banned in some locations, forcing utilities, states and countries to revisit less clean sources of baseload and intermediate power in an attempt to ensure energy reliability. This supply and demand mismatch globally has threatened energy security reliability, reduced the availability of energy, and increased the cost of energy.
Bloom’s power solutions enable customers to address these energy market challenges by offering fuel flexible solutions that are designed to provide cost predictable, resilient, and reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their economic, regulatory, and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection needs and availability, redundant back up power requirements, cost requirements, and sustainability profile. Even in those situations where the time to power from the utility is years away in light of the need to build out energy transmission infrastructure, these factors still may impact a customer’s buying decision. For example, although our power generation solutions can operate as microgrids, independent from the grid, if a customer desires back up power or a “grid parallel” solution in combination with the Bloom microgrid, required interconnection studies and lengthy interconnection queues remain, eroding the time to power value proposition. According to the Lawrence Berkeley National Lab, U.S. interconnection queue delays are growing, with a forty percent year over year increase in 2022. The typical project interconnection process for large scale projects grew to five years in 2022 compared to three years in 2015 and two years in 2008. In addition, many data center customers and other large power users have signed exclusivity arrangements with their utilities, and this often creates a more complicated dynamic for them to move to a behind the meter solution. To add to this, the rising cost of natural gas, increases in gas distribution rates, limited availability of natural gas supply, as well as disruptions to the world gas markets, has increased the cost of our power solutions for customers and, in certain cases where there is a lack of fuel supply, a complete inability to operate the systems. In the U.S., the lack or slow development of pipeline infrastructure is impacting the timing of customers being able to take advantage of our power solution opportunities. In certain jurisdictions in the U.S. and Europe, natural gas bans have been enacted that prevent the use of our power solutions unless alternative fuels are available. In addition, there is a growing hesitancy among potential customers to purchase our power solutions to run on natural gas. Increasingly, customers want a zero-carbon solution for power, and, although our power solutions are designed to run on biofuels or hydrogen (in addition to natural gas) and help our customers achieve their sustainability goals, these fuels continue to have very limited availability and, for most customers, are not yet economical. This impetus by customers to use zero-carbon solutions today, combined with the current lack of availability of zero-carbon fuels, is adversely impacting our power solution selling opportunities. In addition, many of our potential data center and industrial customers are pursuing greenfield opportunities where the development cycle is long and laden with permitting requirements and the uncertainty of these factors is leading to a more difficult customer decision-making process and longer sales cycles. For example, in the fourth quarter of 2022, we entered into a PPA contract for the sale of electricity to a customer for three greenfield sites that were at various stages of development (the “Project”). The first site was expected to be operational with power by the third quarter of 2024. We sold 73 megawatts of the Energy Servers to a Distributor with the expectation that the Distributor would support installation on the Project and install the Energy Servers at the three Project sites. The Project is currently delayed, and we are in discussions with the end customer regarding if and how to move forward. If the Project continues to be delayed or is terminated we may work with the Distributor to deploy the Energy Servers at our future installation sites with a different customer or customers or the Distributor may decide to reduce future orders or cancel existing orders until the Energy Servers are deployed, and either action could materially and adversely affect our product revenue and the timing of the associated cash flows in 2024.
Corporate procurement policies are also undergoing change that creates uncertainty; while some customers are increasingly focused on decarbonizing their own direct energy supply, including aligning the timing of their zero-carbon power generation with their energy consumption, others are shifting to prioritize overall carbon emissions from the energy system, both of which are impacting our sales.
The regulatory environment for energy solutions continues to shift. In South Korea, the government recently moved to a new, government-run bidding process for fuel cell purchases, which has impacted and may continue to impact demand for our power solutions. In the U.S., the ITC for fuel cells running on a non-zero carbon fuel currently expires at the end of 2024. In Ireland, which is a large data center market, a directive from the Minister of the Department of the Environment, Climate and Communications to restrict grid connections to data centers and other large power users, along with a halt in high-pressure gas installations has delayed our selling activities in Ireland. Delays in adoption of Renewable Fuel Standard regulations in the U.S. for the use of biogas to generate electricity for electric vehicles, and minimal governmental focus on utilization of biogas outside of its direct use by methane-fueled vehicles, have created uncertainty in prospects for broader biogas availability for industrial uses, including our power solutions. In addition, in most jurisdictions, air permits and various land use permits are required for installation of our solutions over a certain amount of mega-watts, and generally the length of time to obtain these permits increased, while the level of certainty of issuance has decreased and if issued, the cost of compliance requirements can be cost prohibitive. We have experienced a reluctance in certain states to issue permits for gas generation equipment. Even if issued, states may require a blend of costly renewable fuels or other measures to advance climate goals. This has adversely impacted our selling activities.
Significant governmental interest, investment and stimulation of clean hydrogen in the U.S., Europe and in many other regions across the globe have not yet had significant impacts on demand for hydrogen. To date, while the number of proposed hydrogen production projects has grown rapidly, only a small fraction has reached the final investment decision (FID) stage, and an even smaller fraction have been deployed. In addition, the infrastructure needed to transport hydrogen, whether through pipelines or maritime or land-based tankers, is currently only sufficient for existing uses, and has not begun to be extended for anticipated future uses, with hydrogen blending and other approaches remaining at pilot stages. It remains unclear whether regulators in some jurisdictions will allow hydrogen to be introduced into gas distribution systems, which could effectively preclude or severely limit our ability to transport hydrogen from the point of production to the point of consumption.
All of these factors have lengthened the selling cycles for our electrolyzer product and power solutions, and we have experienced delays in our anticipated bookings. Our revenue, margins, and cash flow in any given year are largely dependent on bookings during the prior year. Historically, the majority of our bookings have occurred in the second half of the year, with a significant portion occurring in the fourth quarter. That trend did not continue to the same degree in 2023. If a substantial portion of our anticipated bookings continue to be delayed, our future revenue, margins and cash flow could be materially adversely impacted.
Supply Chain Constraints
We continue to see effects from global supply chain tightness due to the current inflationary environment, war in Ukraine, and trade tensions between the U.S. and China. We are not aware of, and do not expect any significant direct impact on our business or supply chain from the Israel-Gaza Strip armed conflict. While we have not experienced any significant component shortages to date, we are facing pressures from inflation. These dynamics could worsen as a result of continued geopolitical instability. In the event we are unable to mitigate the impacts of delays and/or price increases in raw materials and components, it could delay the manufacturing and installation, and increase the costs of, our products, which would adversely impact our cash flows and results of operations, including our revenues and gross margin. We expect these supply chain challenges to continue in the short term.

Customer Financing Constraints
Our ability to obtain financing for our Energy Servers depends partially on the creditworthiness of our customers, and deterioration of our customers’ credit ratings can impact the financing for their use of our Energy Servers. Regional banking and financial institution instability, such as the failure of Silicon Valley Bank in the first quarter of 2023, may make it more difficult for our customers to obtain financing. Rising interest rates have also increased the cost of financing for our customers. As interest rates rise, the financiers of our installations demand a higher rate of return, which puts pressure on our margins. We continue to work on obtaining the financing required for our 2024 installations, but if we are unable to secure such financing, our revenue, cash flow, and liquidity could be materially impacted. We expect that in the U.S., the IRA and the transferability of tax credits, should make the financing market more robust in 2024, thereby easing some of these customer financing constraints, but this cannot be assured.
Manufacturing and Labor Market Constraints
As recently as 2022, we experienced impacts from labor shortages and challenges in hiring for our manufacturing facilities. While these constraints abated in 2023 and we reduced headcount as part of the Restructuring Plan adopted in September 2023, we may still experience difficulties with hiring and retention, and may face additional labor shortages in the future. The Restructuring Plan included (i) an optimization of our workforce across multiple functions, (ii) a relocation of a portion of our R&O department of our manufacturing and warehousing facility in Newark, Delaware, to Mexico, and (iii) a closure of a manufacturing, warehousing, R&D facility in Sunnyvale, California. According to the Restructuring Plan, 74 full-time employees and 48 contractors separated from the Company in September 2023. An additional 71 full-time employees and 8 contractors separated from the Company in October 2023. Also, in October 2023 we communicated to 61 full-time manufacturing employees about their forthcoming separation from the Company. These employees were sent on paid leave and left the Company in January 2024. For additional information, please see Part II, Item 8, Note 12 — Restructuring. In addition, the current inflationary environment has led to rising wages and labor costs as well as increased competition for labor. In the event these constraints return, and we are unable to continue to mitigate the impacts of these challenges, it could delay the manufacturing and installation of our Energy Servers or Electrolyzers, and we may be unable to meet customer demand, which could adversely impact our cash flows and results of operations, including our revenues and gross margin.
Installations and Maintenance of Energy Servers
In 2023, our installation projects experienced some delays relating to, among other things, permitting, utility delays, and access to customer facilities. However, these delays did not significantly impact our revenue.
If we are delayed in or unable to perform maintenance, our previously installed Energy Servers would likely experience adverse performance impacts, including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may incur higher costs in the future. During the year ended December 31, 2023, we experienced no significant delays in servicing our Energy Servers.
Environmental, Social and Governance (“ESG”)
We are committed to a goal of providing consistent returns to our stockholders while maintaining a strong sense of good corporate citizenship that places a high value on the environment, welfare of our employees, the communities in which we operate, the customers we serve, and the world as a whole. We believe that prioritizing, improving, and managing our ESG related risks, opportunities, and programs help us to better create long-term value for our investors.
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
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the IRA. It contains provisions which have a significant impact on the development and financing of clean energy projects in the U.S. The IRA includes the extension and expansion of the ITC and the Production Tax Credit (the “PTC”) and the addition of expanded tax credits for other technologies and for manufacturing of clean energy equipment as well as terms allowing parties to more easily monetize the tax credits. The IRA also includes some targeted bonus credit incentives intended to encourage development in low-income communities, the use of domestically produced materials, and compliance with certain labor-related requirements.
The IRA contains several credits and incentive provisions that may be relevant to us, which we have summarized below:
•Section 48 – the ITC, which provides a tax credit based on capital investment in a variety of renewable and conventional energy technologies to incentivize investment in new energy resources and more efficient use of fuel, including fuel cell technology;
•Section 48C – Qualified Advanced Energy Project (reenacted), which provides the ITC through a competitive application process administered through the Department of Energy equal to 6% or 30% of the investment with respect to advanced energy projects;
•Section 45V – Clean Hydrogen, which provides a PTC of up to $3 per kg of qualified clean hydrogen over a 10-year credit period for the production of qualified clean hydrogen at a qualified facility in the U.S.; and
•Section 45Q – Carbon Capture Sequestration, which provides a credit ranging from $12-$17 or $60-$85 per metric ton based on the amount of carbon oxides captured from a qualified facility over a 12-year period.
We believe that the programs and credits included in the IRA align well with our business model and could provide significant benefits with respect to incentivizing the purchase of our current product offerings and technologies. In particular, the IRA authorized a competitive process to apply for credits to expand or enhance manufacturing capacity under IRC 48C, and we have applied for a credit under this provision; at this time, we cannot be assured our application will ultimately be accepted or result in our receipt of credits. Also, the new PTC for qualified clean hydrogen and credit for carbon capture could result in increased demand for commercial solutions to hydrogen production technology and carbon capture, including our solid oxide fuel-cell based Electrolyzer and Energy Servers.
New Foreign Tax Rules
In 2021 the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in. However, no material impact to our financial statements is expected due to the relatively small operations outside the U.S.
Liquidity and Capital Resources
We raised cash and supplemented liquidity through financing activities with SK ecoplant in the first quarter of 2023 and issuing the 3% Green Convertible Senior Notes due June 2028 (the “3% Green Notes”) in the second quarter of 2023. At the same time, we increased our working capital spent. In addition, we expanded our warehouse space in Delaware and California to store more inventory to meet the anticipated increase in demand. If this increase in demand does not materialize to the degree we anticipated, our liquidity and financial condition may be adversely impacted.
On March 20, 2023, we entered into the Amended SPA, with SK ecoplant, pursuant to which we issued and sold to SK ecoplant 13,491,701 shares of Series B RCPS for cash proceeds of $311.0 million, excluding issuance cost of $0.5 million.

On March 20, 2023, in connection with the Amended SPA, we also entered into the Loan Agreement, pursuant to which we were entitled to draw down on a loan from SK ecoplant with a maximum principal amount of $311.0 million, if SK ecoplant sent a redemption notice to us under the Amended SPA or otherwise had reduced any portion of its current holdings of our Class A common stock. On September 23, 2023, all 13,491,701 shares of the Series B RCPS were automatically converted into shares of our Class A common stock. For further information on the strategic investment with SK ecoplant, see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment.
On May 16, 2023, we issued the 3% Green Notes with an aggregate principal amount of $632.5 million due June 2028, unless earlier repurchased, redeemed, or converted, resulting in net cash proceeds of $612.8 million. On June 1, 2023, we used approximately $60.9 million of the net proceeds from this offering to redeem all of the outstanding principal amount of our 10.25% Senior Secured Notes due March 2027. The redemption price equaled 104% of the principal amount redeemed plus accrued and unpaid interest. We also used approximately $54.5 million of the net proceeds from the offering to purchase the privately negotiated capped call options (the “Capped Calls”). The remaining portion of the 3% Green Notes was planned to be used for working capital investment and general corporate purposes.
On August 24, 2023, as part of the PPA V Upgrade, we paid off the outstanding balance and related accrued interest of $118.5 million and $0.5 million, respectively, of our 3.04% Senior Secured Notes due June 30, 2031.
For further information on issuance of 3% Green Notes, redemption of our 10.25% Senior Secured Notes, and repayment of 3.04% Senior Secured Notes, please see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements.
As of December 31, 2023, we had cash and cash equivalents of $664.6 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $601.1 million. We maintain these balances with high credit quality counterparties, regularly monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
As of December 31, 2023, we had $842.0 million of recourse debt, $4.6 million of non-recourse debt and $9.0 million of other long-term liabilities. As of December 31, 2023, all of our debt was classified as long-term liabilities. For a complete description of our outstanding debt, please see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements.
The combination of our cash and cash equivalents and cash flow to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or are not received in a timely manner to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, our manufacturing capacity, product development, and market expansion requirements and to timely respond to competitive market pressures or strategic opportunities, among other things. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. During the year ended December 31, 2023, we factored $291.4 million of accounts receivable. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. Although currently we do not have any floating-rate notes on the balance sheet, rising interest rates may increase our overall cost of capital, if and when we refinance our fixed-rate convertible notes. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock.
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

A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(372,531)	$(191,723)
Investing activities	(83,725)	(116,823)
Financing activities	683,349	211,364
Net cash provided by (used in) our PPA Entities (as defined below), which are incorporated into the consolidated statements of cash flows, was as follows (in thousands):

	Years Ended December 31,
	2023	2022
PPA Entities[1]
Net cash provided by PPA operating activities	$10,036	$245,557
Net cash used in PPA financing activities	(23,594)	(259,854)

1 The PPA Entities’ operating and financing cash flows are a subset of our consolidated cash flows and represent the stand-alone cash flows prepared in accordance with U.S. GAAP. Operating activities consist principally of cash used to run the operations of the PPA Entities, the purchase of Energy Servers from us, and principal reductions in loan balances. Financing activities consist primarily of changes in debt carried by our PPAs, and payments from and distributions to noncontrolling partnership interests. We believe this presentation of net cash provided by (used in) PPA activities is useful to provide the reader with the impact on consolidated cash flows of the PPA Entities in which we had only a minority interest. In fiscal 2022 we sold PPA IIIa and PPA IV entities. In August 2023, we sold our last consolidated PPA entity — PPA V. For more details, please see Part II, Item 8, Note 10 — Portfolio Financings.
Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities during the year ended December 31, 2023, was $372.5 million, an increase of $180.8 million compared to the prior year period. The increase in cash used in operating activities during the year ended December 31, 2023, as compared to the prior year period, was primarily a result of an increase in working capital of $379.4 million due to (1) an increase in inventory levels of $231.7 million to support future demand, (2) an increase in accounts receivable of $89.8 million, which was primarily due to the timing of revenue transactions and corresponding collections, and (3) the timing of payments to vendors.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity. We expect to continue such investing activities as our business grows. Cash used in investing activities during the year ended December 31, 2023, was $83.7 million, a decrease of $33.1 million compared to the prior year period and was primarily due to the decrease in expenditures on tenant improvements for a newly leased engineering and manufacturing building in Fremont, California, which opened in July 2022. We expect to continue to make capital expenditures over the next few quarters to expand production capacity at our new manufacturing facility in Fremont, California, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities consisted of borrowings and repayments of debt, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests, contributions from noncontrolling interests, and proceeds from the issuances of our common stock. Net cash provided by financing activities during the year ended December 31, 2023, was $683.3 million, an increase of $472.0 million compared to the prior year period. The increase was primarily due to (1) proceeds from the issuance of the 3% Green Notes of $612.8 million, net of paid issuance costs of $19.7 million, (2) proceeds from the issuance of redeemable convertible preferred stock of $310.6 million, net of paid issuance costs of $0.4 million, as a result of SK ecoplant Second Tranche Closing, (3) proceeds from the issuance of common stock of $16.9 million, (4) a contribution from noncontrolling interest of $7.0 million, (5) proceeds from financing obligations of $5.0 million, and (6) proceeds from issuance of non-recourse debt of $4.6 million. This was partially offset by (1) a settlement of the 3.04% Senior Secured Notes due June 30, 2031 of $127.4 million, (2) repayment of 10.25% Senior Secured Notes due March 2027 of $64.0 million, (3) purchases of Capped Calls of $54.5 million, (4) repayment of financing obligations of $18.4 million, and (5) the acquisition of all interest in the PPA V for $6.9 million net of distributions to Intel’s noncontrolling interest of $2.3 million.
We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through financing activities with SK ecoplant in the first quarter of 2023 and issuing the 3% Green Notes in the second quarter of 2023. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, and Part I, Item 1A, Risk Factors — Risks Related to Our Liquidity — Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
Overview
In order to appeal to the largest variety of customers, we make available several options to them. Both in the U.S. and abroad, we sell the Energy Servers directly to customers. In the U.S., we also enable customers’ use of the Energy Servers through a power purchase arrangement or a managed services financing (whereby we sell and lease back the Energy Servers in order to supply energy to our customers), both made possible through third-party financing arrangements.
Often our offerings take advantage of local incentives. In the U.S., our financing arrangements are structured to optimize both federal and local incentives, including the ITC and accelerated depreciation. Internationally, our sales are made primarily to distributors who sell to, and install for, customers; these deals are also structured to use local incentives applicable to our Energy Servers. Increasingly, we use trusted installers in the U.S. to generate transactions.
Whichever option is selected by a customer in the U.S. or internationally, the contract structure will include obligations (“O&M Obligations”) on our part to operate and maintain the Energy Server (“O&M Agreement”). The O&M Agreement may either be (i) for a one-year period, subject to annual renewal at the customer’s option, which historically are almost always renewed year-over-year, or (ii) for a fixed term. In the U.S., the contract structure often includes obligations on our part to install the Energy Servers (“Installation Obligations”). Consequently, our transactions may generate revenue from the sale of the Energy Servers and electricity, performance of the O&M Obligations, and performance of the Installation Obligations.
In addition to customary workmanship and materials warranties offered with the sale of Energy Servers, we provide warranties and guaranties regarding the efficiency and output of our Energy Servers to the customer and, in certain financing structures, to the financing parties as well. We refer to a “performance warranty” as an obligation to repair or replace the Energy Servers as necessary to return performance of the Energy Servers to the warranted performance level. We refer to a “performance guaranty” as an obligation to make a payment to compensate for the failure of the Energy Servers to meet the guaranteed performance level. Our obligation to make payments under a performance guaranty is always contractually capped.
Energy Server Sales
There are customers who purchase our Energy Servers directly from us pursuant to customary equipment sales contracts. In connection with the purchase of the Energy Servers, the customers also enter into a contract with us for the O&M Obligations. The customer may elect to engage us to provide the Installation Obligations or engage a third-party provider. Internationally, sales often occur through distribution arrangements pursuant to which local construction service providers perform the Installation Obligations, as is the case in the Republic of Korea, and we contract directly with the customer to provide the O&M Obligations.
Customer Financing Options
With respect to the third-party financing options in the U.S., a customer may choose to contract for the purchase of electricity generated by the Energy Servers in exchange for a scheduled dollars per kilowatt hour rate (a “Power Purchase Agreement” or “PPA”), or the use of our Energy Servers owned by a financing party in exchange for a capacity-based payment and, in some cases, an output-based payment based on kw/hour (each, a “Managed Services Agreement”).

PPAs are typically financed on a portfolio basis. In the past, we have financed portfolios through tax equity partnerships, acquisition financings and direct sales to investors (each, a “Portfolio Financing”). Capacity-based payments in a Managed Services Agreement are required regardless of the level of performance of the Energy Server. Managed Services Agreements are then financed pursuant to a sale-leaseback with a financial institution (a “Managed Services Financing”).
In the U.S., our capacity to offer our Energy Servers through either of these financed arrangements depends in large part on the ability of financing parties to optimize the tax benefits associated with the Energy Servers, such as the ITC or accelerated depreciation. Interest rate fluctuations, and internationally, currency exchange rate fluctuations, may also impact the attractiveness of any financing offerings for our customers. Our ability to finance a PPA or a Managed Services Agreement is also related to, and may be limited by, the creditworthiness of the customer. Additionally, a Managed Services Financing option is limited by a customer’s willingness to commit to making the capacity-based payment to a financing party regardless of performance.
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
Portfolio Financings
In the past, we financed the Energy Servers subject to our PPAs through two types of Portfolio Financings. In one type of transaction, we sold a portfolio of PPAs to a tax equity partnership in which we held a managing member interest (such partnership in which we hold an interest, a “PPA Entity”). In these transactions, we sold the portfolio of the Energy Servers to a limited liability project company (such portfolio owner, a “Portfolio Company”) of which the PPA Entity was the sole member. Whether an investor, a tax equity partnership, or a single member limited liability company, the Portfolio Company was the entity that directly owned the portfolio. The Portfolio Company sold the electricity generated by the Energy Servers contemplated by the PPAs to the customers. We recognized revenue as the electricity was produced. Our current practices no longer contemplate these types of transactions. In fiscal 2023 we completed the process of restructuring our PPA Entities by (i) acquiring the outstanding equity interests of our previous investors and tax equity partners, (ii) selling 100% of the equity interests in the PPA Entities or the Portfolio Companies to new investors or tax equity partnerships in which we do not have an equity interest, and (iii) entering into new equipment supply and installation agreements and related agreements to upgrade and/or replace the Energy Servers. In August 2023, we sold our last consolidated PPA Entity, 2015 ESA Project Company, LLC (“PPA V”), in connection with the repowering of its portfolio of Energy Servers. For further discussion, see Part II, Item 8, Note 10 — Portfolio Financings.
Moving forward, we plan to finance PPAs by selling a portfolio of Energy Servers or a Portfolio Company to an investor or tax equity partnership (in either case, an “Equity Investor”) in which we do not have an equity interest (a “Third-Party PPA”). The Equity Investor owns the Portfolio Company or the Energy Servers directly, and in each case, sells the electricity generated by the Energy Servers contemplated by the PPAs to the customers.

When we finance a portfolio of the Energy Servers and the PPAs through a Portfolio Financing, we typically enter into, with the Portfolio Company or directly with the Equity Investor, as the case may be, a sale, engineering, procurement, and construction agreement (“EPC Agreement”) and an O&M Agreement, including the provision of performance warranties and guaranties. As owner of the portfolio of the PPAs and related Energy Servers, the portfolio owner receives all customer payments generated under the PPAs, the benefits of the ITC and accelerated tax depreciation, and any other available state or local benefits arising out of the ownership or operation of the Energy Servers, to the extent not already allocated to the customer under the PPA.
The sales of our Energy Servers in connection with a Portfolio Financing have many of the same terms and conditions as a direct sale. Payment of the purchase price is generally broken down into multiple installments, which may include payments prior to shipment, upon delivery, when the Energy Servers are physically ready for startup and commissioning (i.e., “Mechanical Completion”), and upon substantial completion (i.e., “Commencement of Operations”, “COO”).
Obligations to Portfolio Companies
Our Portfolio Financings involve many obligations on our part to the Portfolio Company or Equity Investor, as applicable. These obligations are set forth in the applicable EPC Agreements and O&M Agreements, and may include some or all of the following obligations:
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

In some Portfolio Financings, we have also agreed to pay liquidated damages to the applicable Portfolio Company or Equity Investor, as the case may be, in the event of delays in the manufacture, installation, and commissioning of our Energy Servers, either in the form of a cash payment or a reduction in the purchase price for the applicable Energy Servers.
Administration of Portfolio Companies
In August 2023, we sold our last consolidated PPA Entity, PPA V. Before the sale, as we had determined that we were the primary beneficiary of this VIE, we consolidated 100% of the assets, liabilities, and operating results of PPA V, including the Energy Servers and lease income, in our consolidated financial statements. We recognized the Equity Investors’ share of the net assets of the investment entity as noncontrolling interests in the subsidiary in our consolidated balance sheets. We recognized the amounts that are contractually payable to these investors in each period as distributions to noncontrolling interests in our consolidated statements of changes in stockholders’ equity (deficit). PPA V contained debt that was non-recourse to us.
Our consolidated statements of cash flows reflect cash received from the Equity Investors in PPA V as proceeds from investments by noncontrolling interests in the subsidiary. Our consolidated statements of cash flows also reflect cash paid to these investors as distributions paid to noncontrolling interests in the subsidiary. We reflect any unpaid distributions to these Equity Investors in PPA V as distributions payable to noncontrolling interests in the subsidiary on our consolidated balance sheets.
For further information about our Portfolio Financings, see Part II, Item 8, Note 11 — Portfolio Financings.

Managed Services Financing
Under our Managed Services Financing option, we enter into a Managed Services Agreement with a customer for a certain term. We sell the Energy Servers to the financier who then leases it back to us pursuant to a sale-leaseback transaction. In the past, certain sale-leaseback transactions failed to achieve all of the criteria for sale accounting and consequently the proceeds from the transaction were recognized as financing obligations within our consolidated balance sheets. For successful sale-and-leaseback transactions, the financier of the Managed Services Agreement typically pays the purchase price for the Energy Servers at or around acceptance, and we recognize the fair market value of the Energy Servers sold and respective installation services provided to the financier within product and install revenue, respectively, and recognize an operating lease right-of-use (“ROU”) asset and an operating lease liability on our consolidated balance sheets. Any proceeds in excess of the fair value of the Energy Servers are recognized as financing obligations.
The duration of our current Managed Services Agreement offerings is between five and ten years. Under some Managed Services Agreements, we agree to provide remarketing assistance in the event a customer does not renew its agreement. Our Managed Services Agreements typically provide for performance warranties of both the efficiency and output of the Energy Servers and may include other warranties depending on the type of deployment. We often structure payments from the customer as a dollar per kilowatt flat payment. In some cases, the structure may also include a variable payment based on the Energy Servers’ performance or a performance-related set-off. As of December 31, 2023, we had incurred no liabilities due to failure to repair or replace our Energy Servers pursuant to these performance warranties.
Delivery and Installation
Installation is required in order for our Energy Servers to reach full power. Our role in the installation process varies based on the terms of the contract and/or the country of installation which can include, but is not limited to, design, engineering, permitting, procurement, construction, installation, start-up, performance testing, and commissioning of the systems. Bloom may contract with subcontractors to provide all or any part of the work. Depending on the acceptance milestones, we recognize installation revenue once the project has reached full power, or mechanical completion or on a percentage of completion basis.
Performance Guarantees
As of December 31, 2023, we had incurred no liabilities due to failure to repair or replace the Energy Servers pursuant to any performance warranties made under the O&M Agreements.
For the O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $564.0 million (including $438.3 million related to portfolio financing entities and $125.7 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $491.9 million as of December 31, 2023. For the year ended December 31, 2023, we made performance guarantee payments of $25.9 million.
International Channel Partners
India. In India, sales activities are currently conducted by Bloom Energy (India) Pvt. Ltd., our wholly owned subsidiary; however, we continue to evaluate the Indian market to determine whether the use of channel partners would be a beneficial go-to-market strategy to grow our India market sales.
Japan. In Japan, sales activities are currently conducted by Bloom Energy Japan Limited, our wholly owned subsidiary.
The Republic of Korea. In 2018, Bloom Energy Japan consummated a sale of Energy Servers in the Republic of Korea to Korea South-East Power Company. Following this sale, we entered into a Preferred Distributor Agreement (“PDA”) in November 2018 with SK ecoplant for the marketing and sale of Bloom Energy Servers for the stationary utility and commercial and industrial South Korean power market.
As part of our expanded strategic partnership with SK ecoplant, the parties executed the PDA Restatement in October 2021, which incorporates previously amended terms and establishes: (i) SK ecoplant’s purchase commitments of at least 500 megawatts of power for our Energy Servers between 2022 and 2024 on a take-or-pay basis; (ii) rollover procedures; (iii) premium pricing for product and services; (iv) termination procedures for material breaches; and (v) procedures if there are material changes to the Republic of Korea Hydrogen Portfolio Standard. In December 2023, we further expanded our business partnership with SK ecoplant through the increase of SK ecoplant’s purchase commitments for Bloom Energy products of 250 megawatts through 2027 and extended the timing of delivery of the remaining take-or-pay commitment under the original agreement. For additional information, please see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment.
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
SK ecoplant Joint Venture Agreement. In September 2019, we entered into a joint venture agreement with SK ecoplant to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Server for the stationary utility and commercial and industrial market in the Republic of Korea. The joint venture is a variable interest entity (“VIE”) of Bloom, and we consolidate it in our financial statements as we are the primary beneficiary and therefore have the power to direct activities which are most significant to the joint venture. The joint venture facility became operational in July 2020. Other than a nominal initial capital contribution by Bloom Energy, the joint venture is funded by SK ecoplant. SK ecoplant is our primary customer for the products assembled by the joint venture. In October 2021, as part of our expanded strategic partnership with SK ecoplant, the parties agreed to amend the joint venture agreement (“JVA”) to increase the scope of assembly work done in the joint venture facility. The joint venture was further developed in 2022 and 2023.
On September 15, 2023, we entered into the Amended and Restated JVA and the Share Purchase Agreement (together, the “Amended JV Agreements”) with SK ecoplant which changed the share of our voting rights in the Korean joint venture to 40% and increased the scope of assembly done by the joint venture facility in the Republic of Korea to full assembly. Neither the Amended JV Agreements, nor the fact that SK ecoplant is considered to be our related party after the conversion of Series B RCPS into shares of our Class A common stock (for additional information, please see Part II, Item 8, Note 11 — Related Party Transactions) changed our status as the primary beneficiary of the Korean joint venture. Therefore, we continue to consolidate this VIE in our financial statements as of December 31, 2023.

Comparison of the Years Ended December 31, 2023 and 2022
A discussion regarding our results of operations for 2023 compared to 2022 is presented in this section. A discussion of our results of operations for 2022 compared to 2021 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.
Key Operating Metrics
In addition to the measures presented in the consolidated financial statements, we use certain key operating metrics below to evaluate business activity, to measure performance, to develop financial forecasts, and to make strategic decisions:
•Product accepted — the number of customer acceptances of our Energy Servers in any period. We recognize revenue when an acceptance is achieved. We use this metric to measure the volume of deployment activity. We measure each Energy Server manufactured, shipped, and accepted in terms of 100 kilowatt equivalents.
•Product costs of product accepted in the period (per kilowatt) — the average unit product cost for the Energy Servers that are accepted in a period. We use this metric to provide insight into the trajectory of product costs and, in particular, the effectiveness of cost reduction activities.
•Period costs of manufacturing related expenses not included in product costs — the manufacturing and related operating costs that are incurred to procure parts and manufacture the Energy Servers that are not included as part of product costs. We use this metric to measure any costs incurred to run our manufacturing operations that are not capitalized into inventory and therefore, expensed to our consolidated statements of operations in the period that they are incurred.
•Installation costs on product accepted in the period (per kilowatt) — the average unit installation cost for the Energy Servers that are accepted in a given period. This metric is used to provide insight into the trajectory of installation costs and, in particular, to evaluate whether our installation costs are in line with our installation billings.
Product Acceptances
We use acceptances as a key operating metric to measure the volume of our completed Energy Server installation activity from period to period. Acceptance typically occurs upon transfer of control to our customers, which depending on the contract terms is when the system is shipped and delivered to our customer, when the system is shipped and delivered and is physically ready for startup and commissioning (i.e., “Mechanical Completion”), or when the system is shipped and delivered and is turned on and producing power (i.e., “Commencement of Operations”, “COO”).
The product acceptances in the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,		Change
	2023	2022	Amount	%

Product accepted	2,682	2,281	401	17.6%
Megawatts accepted, net	268	228	40	17.6%

Product accepted increased approximately by 401 systems, or 17.6%, for the year ended December 31, 2023, as compared to the prior year period, which is the equivalent of 40 megawatts. Acceptance volume increased as demand increased for the Energy Servers.
The increase in acceptances of 268 megawatts achieved for the year ended December 31, 2023 was added to our installed base and, therefore, increased our total megawatts accepted, net, from 973 megawatts to 1,241 megawatts.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Servers. The portion of acceptances attributable to each purchase alternative in the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022

Direct purchase (including third-party PPAs and international channels)	98%	98%
Managed services	2%	2%
	100%	100%
The portion of total revenue attributable to each purchase option in the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022

Direct purchase (including third-party PPAs and international channels)	90%	91%
Traditional lease	1%	1%
Managed services	7%	5%
Portfolio financings	2%	3%
	100%	100%
Costs Related to Our Products
Total product related costs for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,		Change
	2023	2022	Amount	%

Product costs of product accepted in the period	$2,108/kW	$2,453/kW	$(345)/kW	(14.1)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$64,892	$56,630	$8,262	14.6%
Installation costs on product accepted in the period	$394/kW	$456/kW	($62/kW)	(13.6)%
Product costs of product accepted decreased by $345 per kilowatt, or 14.1%, for the year ended December 31, 2023, as compared to the prior year period. The decrease in costs was primarily driven by our continued efforts to reduce material costs, implement cost reduction programs with our vendors, and reduce our labor and overhead costs through increased volume, improved processes, and automation at our manufacturing facilities.
Period costs of manufacturing related expenses increased by $8.3 million, or 14.6%, for the year ended December 31, 2023, as compared to the prior year period. Our period costs of manufacturing related expenses increased primarily as a result of costs incurred to support capacity expansion efforts, which are expected to be brought online in future periods, partially offset by a $5.3 million release from one-time benefit related to a grant from the Delaware Economic Development Authority.
Installation costs on product accepted decreased by $62 per kilowatt, or 13.6%, for the year ended December 31, 2023, as compared to the prior year period. Each customer site is unique and installation costs can vary due to a number of factors, including site complexity, size, and location of gas, among other factors. As such, installation on a per kilowatt basis can vary significantly from period to period. For the year ended December 31, 2023, this decrease in cost was primarily driven by the change in the mix of sites requiring Bloom installation.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the years ended December 31, 2023 and 2022 is presented below.
Revenue

	Years Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product	$975,245	$880,664	$94,581	10.7%
Installation	92,796	92,120	676	0.7%
Service	183,065	150,954	32,111	21.3%
Electricity	82,364	75,387	6,977	9.3%
Total revenue	$1,333,470	$1,199,125	$134,345	11.2%
Total Revenue
Total revenue increased by $134.3 million, or 11.2%, for the year ended December 31, 2023, as compared to the prior year period. This increase was driven by a $94.6 million increase in product revenue, a $32.1 million increase in service revenue, a $7.0 million increase in electricity revenue, and a $0.7 million increase in installation revenue.
Product Revenue
Product revenue increased by $94.6 million, or 10.7%, for the year ended December 31, 2023, as compared to the prior year period. This increase was primarily driven by higher product acceptances of 17.6%, offset by the lower average selling price. Upgrades of our PPA portfolios contributed $20.7 million net increase in revenue recognized compared to the prior year.
Installation Revenue
Installation revenue increased by $0.7 million, or 0.7%, for the year ended December 31, 2023, as compared to the prior year period. This increase was primarily driven by the timing of key project milestones on sites requiring installations by us in the year ended December 31, 2023.
Service Revenue
Service revenue increased by $32.1 million, or 21.3%, for the year ended December 31, 2023, as compared to the prior year period. This increase was primarily driven by 223 megawatts of the Energy Servers reaching full power in fiscal 2023, which contributed to a $42.5 million increase in revenue from maintenance contracts associated with our fleet of the Energy Servers, partially offset by the impact of product performance guarantees of $8.5 million and a $0.7 million decrease in state incentives.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue increased by $7.0 million, or 9.3%, for the year ended December 31, 2023, as compared to the prior year period, primarily due to an accelerated amortization of incentive related deferred revenue of $5.0 million resulting from the PPA V Upgrade.

Cost of Revenue

	Years Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product	$630,105	$616,178	$13,927	2.3%
Installation	105,735	104,111	1,624	1.6%
Service	220,927	168,491	52,436	31.1%
Electricity	178,909	162,057	16,852	10.4%
Total cost of revenue	$1,135,676	$1,050,837	$84,839	8.1%
Total Cost of Revenue
Total cost of revenue increased by $84.8 million, or 8.1%, for the year ended December 31, 2023, as compared to the prior year period. The increase was driven by a $52.4 million increase in cost of service revenue, a $16.9 million increase in cost of electricity revenue, a $13.9 million increase in cost of product revenue, and a $1.6 million increase in cost of installation revenue.
Cost of Product Revenue
Cost of product revenue increased by $13.9 million, or 2.3%, for the year ended December 31, 2023, as compared to the prior year period. The increase in cost of product revenue was primarily driven by a 17.6% increase in product acceptances, including the net effect of $16.2 million from the upgrades of our PPA portfolios. This increase was partially offset by (1) a lower cost per unit attributable to our ongoing efforts to reduce material costs, (2) cost reduction programs with our vendors and a reduction in labor and overhead costs due to increased volume, (3) improved processes and automation at our manufacturing facilities, and (4) one-time benefit of $5.3 million related to a grant from the Delaware Economic Development Authority recognized against payroll related costs in the third quarter of fiscal 2023.
Cost of Installation Revenue
Cost of installation revenue increased by $1.6 million, or 1.6%, for the year ended December 31, 2023, as compared to the prior year period. This increase was primarily driven by the timing of key project milestones on sites requiring installations by us in the year ended December 31, 2023.
Cost of Service Revenue
Cost of service revenue increased by $52.4 million, or 31.1%, for the year ended December 31, 2023, as compared to the prior year period. This increase was primarily due to the deployment of field replacement units, contributing an increase of $43.6 million, and an increase in maintenance material costs of $6.6 million. This increase was partially offset by cost reductions and our actions to proactively manage fleet optimizations and a portion of released grant liability of $2.9 million recognized against payroll related costs incurred in the third quarter of fiscal 2023.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue increased by $16.9 million, or 10.4%, for the year ended December 31, 2023, as compared to the prior year period. This increase was primarily driven by a $14.9 million net increase in the impairment of the Energy Servers as a result of the upgrades of our PPA portfolios.

Gross Profit (Loss) and Gross Margin

	Years Ended December 31,		Change
	2023	2022
	(dollars in thousands)
Gross profit (loss):
Product	$345,140	$264,486	$80,654
Installation	(12,939)	(11,991)	$(948)
Service	(37,862)	(17,537)	$(20,325)
Electricity	(96,545)	(86,670)	$(9,875)
Total gross profit	$197,794	$148,288	$49,506

Gross margin:
Product	35%	30%
Installation	(14)%	(13)%
Service	(21)%	(12)%
Electricity	(117)%	(115)%
Total gross margin	15%	12%
Total Gross Profit
Gross profit increased by $49.5 million in the year ended December 31, 2023, as compared to the prior year period. This change was mostly due to an $80.7 million increase in product gross profit, primarily driven by a 17.6% increase in product acceptances resulting from higher demand, lower cost per unit attributable to our ongoing efforts to reduce product costs. This increase was offset by a $20.3 million increase in service gross loss, primarily due to the deployment of field replacement units, and a $9.9 million increase in electricity gross loss, predominantly driven by a $14.9 million net increase in impairment charges of the old Energy Servers resulting from the upgrades of our PPA portfolios.
Product Gross Profit
Product gross profit increased by $80.7 million in the year ended December 31, 2023, as compared to the prior year period. The increase was primarily driven by a 17.6% increase in product acceptances due to higher demand for our products, one-time benefit of $5.3 million related to a grant from the Delaware Economic Development Authority recognized against payroll related costs in the third quarter of fiscal 2023, and our ongoing cost reduction efforts to reduce material costs and our reduction in labor and overhead unit cost due to increased volume, improved processes and automation at our manufacturing facilities.
Installation Gross Loss
Installation gross loss worsened by $0.9 million in the year ended December 31, 2023, as compared to the prior year period. This change was primarily driven by the timing of key project milestones on sites requiring installations by us in the year ended December 31, 2023 and other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Service Gross Loss
Service gross loss worsened by $20.3 million in the year ended December 31, 2023, as compared to the prior year period. This was primarily due to deployments of field replacement units contributing to an increase in service gross loss of $43.6 million, an increase in maintenance material costs of $6.6 million, and the impact of product performance guarantees of $8.5 million, partially offset by 223 megawatts of the Energy Servers reaching full power in fiscal 2023, which contributed to a $42.5 million increase in revenue from maintenance contracts associated with our fleet of the Energy Servers, the release of $2.9 million of grant liability recognized against payroll related costs incurred in the third quarter of fiscal 2023, and cost reductions and our actions to proactively manage fleet optimizations.

Electricity Gross Loss
Electricity gross loss worsened by $9.9 million in the year ended December 31, 2023, as compared to the prior year period. The change was primarily driven by a $14.9 million increase in the impairment charges of the old Energy Servers resulting from the upgrades of our PPA portfolios, partially offset by a $5.0 million accelerated amortization of incentive related deferred revenue as a result of PPA V Upgrade.
Operating Expenses

	Years Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$155,865	$150,606	$5,259	3.5%
Sales and marketing	89,961	90,934	(973)	(1.1)%
General and administrative	160,875	167,740	(6,865)	(4.1)%
Total operating expenses	$406,701	$409,280	$(2,579)	(0.6)%
Total Operating Expenses
Total operating expenses decreased by $2.6 million in the year ended December 31, 2023, as compared to the prior year period. This decrease was primarily attributable to (1) a decrease in employee compensation and benefits expenses of $17.5 million, predominantly related to a decrease in stock-based compensation expenses, (2) a decrease in professional services and consulting and advisory costs of $2.3 million, and (3) a decrease in other operating expenses of $4.3 million. The decrease was partially offset by (i) our continued investment in R&D capabilities to support our technology roadmap, (ii) our investment in business development, as well as (iii) increases in facility costs, depreciation costs, office expenses, and travel expenses of $10.7 million, $5.1 million, $3.4 million, and $1.7 million, respectively.
Research and Development
Research and development expenses increased by $5.3 million in the year ended December 31, 2023, as compared to the prior year period. This increase was primarily driven by (1) an increase in employee compensation and benefits of $2.0 million, (2) an increase in travel expenses of $0.5 million, (3) an increase in professional services costs of $0.6 million, (4) an increase in depreciation expenses of $0.5 million, and (5) an increase in other research and development costs of $3.7 million, partially offset by a decrease in consumable laboratory supplies and other laboratory related costs of $2.2 million.
Sales and Marketing
Sales and marketing expenses decreased by $1.0 million in the year ended December 31, 2023, as compared to the prior year period. This decrease was primarily driven by a decrease in employee compensation and benefits of $5.6 million, partially offset by an increase in consulting, advisory, and outside professional services expenses of $4.5 million, and an increase in travel expenses of $0.3 million.
General and Administrative
General and administrative expenses decreased by $6.9 million in the year ended December 31, 2023, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in employee compensation and benefits of $13.9 million, predominantly related to a decrease in stock-based compensation expenses, (2) a decrease in professional services costs of $7.4 million, and (3) a decrease in other general and administrative expenses of $7.8 million. The increase was partially offset by (i) an increase in facility costs of $10.7 million, primarily due to rent expenses and utility costs, (ii) an increase in office and other expenses of $3.5 million, primarily driven by the impairment of non-recoverable production insurance of $6.4 million as a result of the PPA V Upgrade, offset by $4.5 million of prepaid insurance impairment per the PPA IV Upgrade in fiscal 2022, and factoring and financing fees of $2.1 million, (iii) an increase in depreciation expenses of $4.6 million, (iv) an increase in computer equipment expenses of $2.3 million, and (v) an increase in travel expenses of $1.0 million.

Stock-Based Compensation

	Years Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$17,504	$18,955	$(1,451)	(7.7)%
Research and development	27,620	33,956	$(6,336)	(18.7)%
Sales and marketing	16,415	18,651	$(2,236)	(12.0)%
General and administrative	25,556	42,404	$(16,848)	(39.7)%
Total stock-based compensation	$87,095	$113,966	$(26,871)	(23.6)%
Total stock-based compensation for the year ended December 31, 2023 compared to the prior year period decreased by $26.9 million. The decrease was primarily driven by (1) a decrease in compensation expense for stock awards of $18.2 million, (2) a decrease in option expense of $6.7 million compared to the year ended December 31, 2023, as existing options were either exercised, expired, or cancelled, (3) the separation of full-time employees holding equity awards as a result of the restructuring, (4) the voluntary resignation of our Executive Vice President and Chief Business Development and Marketing Officer on September 1, 2023, and (5) a decrease in ESPP expense of $0.7 million.
Other Income and Expense

	Years Ended December 31,		Change
	2023	2022
	(dollars in thousands)
Interest income	$19,885	$3,887	$15,998
Interest expense	(108,299)	(53,493)	(54,806)
Other (expense) income, net	(2,793)	4,998	(7,791)
Loss on extinguishment of debt	(4,288)	(8,955)	4,667
(Loss) gain on revaluation of embedded derivatives	(1,641)	566	(2,207)
Total	$(97,136)	$(52,997)	$(44,139)
Interest Income
Interest income is derived from investment earnings on our cash balances primarily from money market funds. The increase in interest income of $16.0 million was due to a $309.2 million increase in cash balance in our money market funds for the year ended December 31, 2023, as compared to the prior year period.
Interest Expense
Interest expense is primarily due to our debt held by third parties.
Interest expense for the year ended December 31, 2023, as compared to the prior year period, increased by $54.8 million. The increase was primarily driven by the expensing of loan commitment assets of $52.8 million immediately upon the automatic conversion on September 23, 2023, of Series B RCPS to Class A common stock as a result of the Second Tranche Closing with SK ecoplant, and an increase in interest expense related to the 3% Green Convertible Senior Notes due June 2028, issued on May 16, 2023. The increase was offset by a decrease in interest expense as a result of the redemption on June 1, 2023 of 10.25% Senior Secured Notes due March 2027, and the repayment of the 7.5% Term Loan due September 2028, the 6.07% Senior Secured Notes due March 2030, and the 3.04% Senior Secured Notes due June 2031 on June 14, 2022, November 22, 2022, and August 24, 2023, respectively.

Other (Expense) Income, net
Other (expense) income, net is primarily derived from investments in joint ventures, the impact of foreign currency transactions, and adjustments to fair value for derivatives.
Other income, net for the year ended December 31, 2023, as compared to the prior year period, decreased by $7.8 million primarily as a result of the gain on the revaluation of the Option to purchase Class A common stock of $9.0 million upon receipt of the notice of exercise from SK ecoplant on August 10, 2022 for the year ended December 31, 2022, and an increase in unrealized and realized foreign exchange loss of $1.3 million. The decrease was partially offset by the loss on remeasurement of our equity investments of $3.5 million recorded for the year ended December 31, 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the year ended December 31, 2023 was $4.3 million, which was recognized as a result of the redemption on June 1, 2023 of the 10.25% Senior Secured Notes due March 2027, and the repayment on August 24, 2023 of the 3.04% Senior Secured Notes due June 2031 as part of the PPA V Upgrade, and included the repayment of the 4% premium upon redemption of the 10.25% Senior Secured Notes due March 2027 of $2.3 million and derecognition of debt issuance costs of $2.0 million.
(Loss) Gain on Revaluation of Embedded Derivatives
(Loss) gain on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices.
Gain on revaluation of embedded derivatives for the year ended December 31, 2023, as compared to the prior year period, decreased by $2.2 million due to an increase in the fair value of our embedded EPP derivatives in our sales contracts, offset by a payment of $3.2 million to one of our customers in the second quarter of fiscal 2023.
Provision for Income Taxes

	Years Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Income tax provision	$1,894	$1,097	$797	72.7%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision increased for the year ended December 31, 2023 as compared to the prior year period. The increase was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Years Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Net loss attributable to noncontrolling interests	$(5,821)	$(13,378)	$7,557	(56.5)%
Net loss attributable to redeemable noncontrolling interests	—	(300)	300	(100.0)%
Net loss attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net loss attributable to noncontrolling interests for the year ended December 31, 2023, as compared to the prior year period, improved by $7.9 million primarily due to changes in loss in PPA V, PPA IV and PPA IIIa of $4.9 million, $2.5 million, and $0.3 million, respectively, partly offset by a decrease in gain in the joint venture in the Republic of Korea of $0.1 million.

Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the U.S. (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our discussion and analysis of our financial results under Results of Operations above are based on our audited results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these consolidated financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are representative of estimation uncertainty and are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the consolidated financial condition and results of operations.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
Revenue Recognition
We apply Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). We identify our contracts with customers, determine our performance obligations and the transaction price, and after allocating the transaction price to the performance obligations, we recognize revenue as we satisfy our performance obligations and transfer control of our products and services to our customers. Most of our contracts with customers contain performance obligations with a combination of our Energy Server product, installation and maintenance services. For these performance obligations, we allocate the total transaction price to each performance obligation based on the relative standalone selling price using a cost-plus margin approach.
We generally recognize product revenue from contracts with customers at the point that control is transferred to the customers. This occurs when we achieve customer acceptance and typically occurs upon transfer of control to our customers, which depending on the contract terms is when the system is shipped and delivered to our customers, when the system is shipped and delivered and is physically ready for startup and commissioning (“Mechanical Completion”), or when the system is shipped and delivered and is turned on and producing power (“COO”).
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
Service revenue is recognized ratably over the term of the first or renewed one-year service period. Given our customers’ renewal history, we anticipate that most of them will continue to renew their maintenance services agreements each year for the period of their expected use of the Energy Servers. The contractual renewal price may be less than the standalone selling price of the maintenance services and consequently the contract renewal option may provide the customer with a material right. We estimate the standalone selling price for customer renewal options that give rise to material rights using the practical alternative by reference to optional maintenance services renewal periods expected to be provided and the corresponding expected consideration for these services. This reflects the fact that our additional performance obligations in any contractual renewal period are consistent with the services provided under the standard first-year warranty. Where we have determined that a customer has a material right as a result of their contract renewal option, we recognize that portion of the transaction price allocated to the material right over the period in which such rights are exercised.
Given that we typically sell the Energy Servers with a maintenance service agreement and have not provided maintenance services to a customer who does not have use of the Energy Servers, standalone selling prices are estimated using a cost-plus approach. Costs relating to the Energy Servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). We then apply a margin to the Energy Servers which may vary with the size of the customer, geographic region and the scale of the Energy Servers deployment. Costs relating to installation include all direct and indirect installation costs. The margin we apply reflects our profit objectives relating to installation. Costs for maintenance service arrangements are estimated over the life of the maintenance contracts and include estimated future service costs and future material costs. Material costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. After considering the total service costs, we apply a lower margin to our service costs than to our Energy Servers as it best reflects our long-term service margin expectations and comparable historical industry service margins. As a result, our estimate of our selling price is driven primarily by our expected margin on both the Energy Servers and the maintenance service agreements based on their respective costs or, in the case of maintenance service agreements, the estimated costs to be incurred.
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
For successful sales-leaseback arrangements, we recognize product and installation revenue upon meeting criteria, demonstrating we have transferred control to the customer (the Buyer-Lessor). When control of the Energy Servers is transferred to the financier, and we determine the leaseback qualifies as an operating lease in accordance with ASC 842, Leases (“ASC 842”), we record an operating lease ROU asset and an operating lease liability, and recognize revenue based on the fair value of the Energy Servers with an allocation to product revenue and installations revenue based on the relative standalone selling prices. We recognize as financing obligations any proceeds received to finance our ongoing costs to operate the Energy Servers.
Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment
On March 20, 2023, the Company amended its SPA (the “Amended SPA”) with SK ecoplant and simultaneously entered into the Loan Agreement (collectively “the Agreements.”) On March 23, 2023, pursuant to the Amended SPA, we issued and sold to SK ecoplant shares of non-voting Series B RCPS. The Amended SPA triggered the modification of the equity-classified forward contract on Class A common stock, which resulted in the derecognition of the pre-modified fair value of the forward contract given to SK ecoplant. The Series B RCPS was accounted for as a stock award with liability and equity components. The liability component of the Series B RCPS was recognized at the redemption value net of issuance costs, and the equity component was recognized at its fair value on March 20, 2023 and represented the option of SK ecoplant to convert the Series B RCPS to Class A common stock (the “Conversion Option”). Pursuant to the Loan Agreement we had the option to draw on a loan from SK ecoplant, should SK ecoplant have sent a redemption notice to us under the Amended SPA. The Agreements provided us with a loan commitment asset from SK ecoplant.
The liability component of the Series B RCPS, the Conversion Option, and the loan commitment asset were accounted for under the guidance of Topic 718, Compensation – Stock Compensation (“ASC 718”), and applicable subsections of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). We used third-party valuation experts to provide us with (i) the pre-modified fair value of the forward contract given to SK ecoplant, (ii) the fair value of the issued Series B RCPS equity component, and (iii) the fair value of the loan commitment asset from SK ecoplant.
Pre-modified forward contract. We valued the forward contract as the difference between (i) our Class A common stock trading price adjusted by a discount for lack of marketability (“DLOM”) as of the date of Amended SPA (the “Valuation Date”) and (ii) the present value of the strike price, with further reduction associated with the expected outcome of the Second Tranche Closing.
Series B RCPS equity component (the Conversion Option). We valued the conversion feature of the Series B RCPS as a European-type call option under the guidance of ASC 718 by applying the Black-Scholes valuation model using inputs of the strike price, maturity, risk-free rate, and volatility. In addition, DLOM was applied to the Class A common stock price.
Loan commitment asset from SK ecoplant. We concluded that the loan commitment was a freestanding financial instrument as of the Valuation Date. We valued the loan commitment asset based on the difference between the present value of cash flows associated with a loan with a market-participant based interest rate (i.e., the rate for which the value of the hypothetical loan agreement equals the face value of the Loan Agreement) and the cash flows associated with the loan committed to by SK ecoplant, and applied a redemption probability to the difference. The Series B RCPS redemption probability was obtained from a lattice model used to value the Series B preferred stock. As of December 31, 2023, the loan commitment asset from SK ecoplant was derecognized as a result of automatic conversion of all shares of the Series B RCPS into shares of our Class A common stock.
We determined our final estimates of fair values based on internal reviews and in consideration of the estimates received. The objective of the fair value measurement of our estimate was to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determined the reasonableness of our valuation methodology and underlying assumptions and reviewed the mathematical accuracy of the calculations before recording in our consolidated statements of operations and consolidated balance sheets.
For additional details about the transaction with SK ecoplant, please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment.
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
Principles of Consolidation
Our consolidated financial statements include the operations of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirements for our VIEs. This approach focuses on determining whether we have the power to direct those activities that significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIEs. The consideration for VIE consolidation is a complex analysis that requires us to determine whether we are the primary beneficiary and therefore have the power to direct activities which are most significant to the VIEs.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks as part of our ongoing business operations, primarily from exposure to changes in interest rates, in commodity fuel prices and in foreign currency.
Interest Rate Risk
Our cash and cash equivalents are primarily invested in interest-bearing accounts and money market funds. The risk associated with fluctuating interest rates is primarily limited to the yield we make on these investments. Due to the short-term investment nature of our cash and cash equivalents, we believe that we do not have material financial statement exposure to changes in fair value as a result of changes in interest rates. Since we believe we can liquidate substantially all of our short-term investment portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
To provide a meaningful assessment of the interest rate risk associated with our cash and cash equivalents, we performed a sensitivity analysis to determine the impact a change in interest rates would have on our income statement and in investment fair values, assuming a 1% decline in yield. Based on our investment positions on both December 31, 2023 and 2022, a hypothetical 1% decrease in interest rates across all maturities would result in $7.3 million and $4.4 million declines in interest income and/or an increase in other expenses on an annualized basis, respectively. As these investments have maturities of less than twelve months, changes with respect to the portfolio fair value would be limited to these amounts and only be realized if we were to terminate the investments prior to maturity.

As all of our debt is fixed-rate convertible debt, interest rate changes do not affect our earnings or cash flows, but it does lead to refinancing risk. In case we end up issuing new debt or refinancing our current debt, the overall interest expense can materially increase.
Commodity Price Risk
We are subject to commodity price risk arising from price movements for natural gas that we supply to our customers to operate our Energy Servers under certain power purchase agreements. While we entered into a natural gas fixed price forward contract with our gas supplier in 2011, the fuel forward contract met the definition of a derivative under U.S. GAAP and accordingly, any changes in its fair value were recorded within cost of revenue in our consolidated statements of operations. The fair value of the contract is determined using a combination of factors including our credit rating and future natural gas prices. There were no natural gas fixed price forward contracts as of December 31, 2023 and 2022.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency market risk. Our supply contracts are primarily denominated in U.S. dollars and our corporate operations are domiciled in the U.S. However, we conduct some international field operations and therefore find it necessary to transact in foreign currencies for limited operational purposes, necessitating that we hold foreign currency bank accounts.
To provide a meaningful assessment of the risk associated with our foreign currency holdings, we performed a sensitivity analysis to determine the impact a currency devaluation would have on our balance sheet, assuming a 10% decline in the value of the U.S. dollar. Based on our foreign currency holdings as of December 31, 2023 and 2022, a hypothetical 10% devaluation of the U.S. dollar against foreign currencies would not be material to our reported cash position.
However, an increasing portion of our operating expenses are incurred outside the U.S., are denominated in foreign currencies and are subject to such risk. Although not yet material, if we are not able to successfully hedge against the risks associated with currency fluctuations in our future activities, our financial condition and operating results could be adversely affected.
Actual future gains and losses associated with our investment portfolio, debt and derivative positions and foreign currency may differ materially from the sensitivity analyses performed as of December 31, 2023 and 2022 due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and our actual commodity derivative exposures and positions.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Bloom Energy Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholders’ Equity (Deficit) and Cash Flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the timing of product revenue recognition included the following:
•We obtained an understanding of the nature of the revenue recognition process through inquiry with Company personnel and inspection of executed contracts with customers
•We tested the design and operating effectiveness of internal controls over the Company’s timing of product revenue recognition
•For a sample of product revenue acceptances during the year ended December 31, 2023, we performed the following:
a.We inspected the executed contracts to identify the relevant terms and conditions which would impact the Company’s accounting conclusions, including the timing of the transfer of control of products to customers
b.We inspected source documents to test the timing of revenue recognition, or customer acceptance, such as agreed-upon sales orders, shipping records, mechanical completion certifications, commencement of operation certifications, as well as the related invoices generated and evaluated any differences. We corroborated our inspection of source documents by sending written confirmations to customers confirming the period of customer acceptance
Amendment to Securities Purchase Agreement and Second Tranche Closing – Refer to Note 17 to the financial statements
Critical Audit Matter Description
The Company amended its Securities Purchase Agreement (“Amended SPA”) with SK ecoplant Co., Ltd. (“SK ecoplant,”) and simultaneously entered into a loan commitment agreement (collectively “the Agreements”). The Agreements resulted in the Company receiving cash proceeds and a loan commitment asset from SK ecoplant. In return, SK ecoplant received consideration consisting of the release from the obligation to close on the original forward contract on Class A common stock (“the Pre-modified Forward Contract”), shares of Series B redeemable convertible preferred stock (“Series B RCPS”), and the option for SK ecoplant to convert the Series B RCPS to Class A common stock (the “Conversion Option”).
We identified the accounting and the valuation of the Agreements as a critical audit matter because of the complexity in applying the accounting framework and the significant estimates and assumptions made by management in the determination of the fair values of the Pre-modified Forward Contract, the Series B RCPS, the Conversion Option, and the loan commitment asset (collectively, the “Financial Instruments”). This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and the reasonableness of the fair value estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the Agreements, and the Company’s determination of the fair values of the Financial Instruments, included the following:
•We tested the design and operating effectiveness of internal controls over the Company’s accounting for the Agreements and over the determination of the fair values of the Financial Instruments
•With the assistance of our accounting specialists, we evaluated the Company’s conclusions regarding the accounting for the Agreements including the Company’s application of the contract modification and the identification and classification of financial instruments
•With the assistance of our fair value specialists, we evaluated the reasonableness of the following:
a.Valuation methodologies applied to determine the fair values of the Financial Instruments
b.Assumptions used by the Company in the valuation of the Financial Instruments, including the expected timing and the probability of a redemption event for the Series B RCPS and the Conversion Option, the note yield related to the loan commitment, and stock volatility

c.Accuracy, completeness, and relevancy of the source information underlying the fair value of the Financial Instruments and the mathematical accuracy of the calculations
•With the assistance of our fair value specialists, we developed independent estimates and compared them to the fair values of the Financial Instruments determined by management.

/s/ Deloitte & Touche LLP
San Jose, California
February 15, 2024
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bloom Energy Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 15, 2024

Bloom Energy Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents[1]	$664,593	$348,498
Restricted cash[1]	46,821	51,515
Accounts receivable less allowance for credit losses of $119 as of December 31, 2023 and $119 as of December 31, 2022[1,2]	340,740	250,995
Contract assets[3]	41,366	46,727
Inventories[1]	502,515	268,394
Deferred cost of revenue[4]	45,984	46,191
Prepaid expenses and other current assets[1,5]	51,148	43,643
Total current assets	1,693,167	1,055,963
Property, plant and equipment, net[1]	493,352	600,414
Operating lease right-of-use assets[1,6]	139,732	126,955
Restricted cash[1]	33,764	118,353
Deferred cost of revenue	3,454	4,737
Other long-term assets[1,7]	50,208	40,205
Total assets	$2,413,677	$1,946,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1,8]	$132,078	$161,770
Accrued warranty	19,326	17,332
Accrued expenses and other current liabilities[1,9]	130,879	144,183
Deferred revenue and customer deposits[1,10]	128,922	159,048
Operating lease liabilities[1,11]	20,245	16,227
Financing obligations	38,972	17,363
Recourse debt	—	12,716
Non-recourse debt[1]	—	13,307
Total current liabilities	470,422	541,946
Deferred revenue and customer deposits[1,12]	19,140	56,392
Operating lease liabilities[1,13]	141,939	132,363
Financing obligations	405,824	442,063
Recourse debt	842,006	273,076
Non-recourse debt[1,14]	4,627	112,480
Other long-term liabilities	9,049	9,491
Total liabilities	$1,893,007	$1,567,811
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares — 600,000,000 shares authorized, and 224,717,533 shares and 189,864,722 shares issued and outstanding and Class B shares — 600,000,000 shares authorized, and no shares and 15,799,968 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	21	20
Additional paid-in capital	4,370,343	3,906,491
Accumulated other comprehensive loss	(1,687)	(1,251)
Accumulated deficit	(3,866,599)	(3,564,483)
Total stockholders’ equity attributable to common stockholders	502,078	340,777
Noncontrolling interest	18,592	38,039
Total stockholders’ equity	$520,670	$378,816
Total liabilities and stockholders’ equity	$2,413,677	$1,946,627
1 We have variable interest entities related to the PPA* V (see Note 10 — Portfolio Financings) and a joint venture in the Republic of Korea (see Note 17 — SK ecoplant Strategic Investment), which represent a portion of the consolidated balances recorded within these financial statement line items.
In August 2023, we sold the PPA V as a result of the PPA V Repowering of the Energy Servers (see Note 10 — Portfolio Financings), as such the consolidated balances recorded within these financial statement line items as of December 31, 2023 exclude the PPA V balances.
2 Including amounts from related parties of $262.0 million and $4.3 million as of December 31, 2023 and December 31, 2022, respectively.
3 Including amounts from related parties of $6.9 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
4 Including amounts from related parties of $0.9 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
5 Including amounts from related parties of $2.3 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
6 Including amounts from related parties of $2.0 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
7 Including amounts from related parties of $9.1 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
8 Including amounts from related parties of $0.1 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
9 Including amounts from related parties of $3.4 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
10 Including amounts from related parties of $1.7 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
11 Including amounts from related parties of $0.4 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
12 Including amounts from related parties of $6.7 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
13 Including amounts from related parties of $1.6 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
14 Including amounts from related parties of $4.6 million as of December 31, 2023. There were no respective related party amounts as of December 31, 2022.
*Power Purchase Agreement

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021

Revenue:
Product	$975,245	$880,664	$663,512
Installation	92,796	92,120	96,059
Service	183,065	150,954	144,184
Electricity	82,364	75,387	68,421
Total revenue[1]	1,333,470	1,199,125	972,176
Cost of revenue:
Product	630,105	616,178	471,654
Installation	105,735	104,111	110,214
Service	220,927	168,491	148,286
Electricity	178,909	162,057	44,441
Total cost of revenue[2]	1,135,676	1,050,837	774,595
Gross profit	197,794	148,288	197,581
Operating expenses:
Research and development	155,865	150,606	103,396
Sales and marketing	89,961	90,934	86,499
General and administrative[3]	160,875	167,740	122,188
Total operating expenses	406,701	409,280	312,083
Loss from operations	(208,907)	(260,992)	(114,502)
Interest income	19,885	3,887	262
Interest expense[4]	(108,299)	(53,493)	(69,025)
Other (expense) income, net	(2,793)	4,998	(8,139)
Loss on extinguishment of debt	(4,288)	(8,955)	—
(Loss) gain on revaluation of embedded derivatives	(1,641)	566	(919)
Loss before income taxes	(306,043)	(313,989)	(192,323)
Income tax provision	1,894	1,097	1,046
Net loss	(307,937)	(315,086)	(193,369)
Less: Net loss attributable to noncontrolling interest	(5,821)	(13,378)	(28,896)
Net loss attributable to common stockholders	(302,116)	(301,708)	(164,473)
Less: Net loss attributable to redeemable noncontrolling interest	—	(300)	(28)
Net loss before portion attributable to redeemable noncontrolling interest and noncontrolling interest	$(302,116)	$(301,408)	$(164,445)
Net loss per share available to common stockholders, basic and diluted	$(1.42)	$(1.62)	$(0.95)
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	212,681	185,907	173,438

1 Including related party revenue of $487.2 million, $36.3 million and $16.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
2 Including related party cost of revenue of $0.1 million for the year ended December 31, 2023. There was no related party cost of revenue for the years ended December 31, 2022 and 2021.
3 Including related party general and administrative expenses of $0.8 million for the year ended December 31, 2023. There were no related party general and administrative expenses for the years ended December 31, 2022 and 2021.
4 Including related party interest expense of $0.1 million for the year ended December 31, 2023. There was no related party interest expense for the years ended December 31, 2022 and 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2023	2022	2021

Net loss	$(307,937)	$(315,086)	$(193,369)
Other comprehensive loss, net of taxes:
Change in derivative instruments designated and qualifying as cash flow hedges	—	—	15,243
Foreign currency translation adjustment	(430)	(794)	(595)
Other comprehensive (loss) income, net of taxes	(430)	(794)	14,648
Comprehensive loss	(308,367)	(315,880)	(178,721)
Less: Comprehensive loss attributable to noncontrolling interest	(5,815)	(13,271)	(13,907)
Comprehensive loss attributable to common stockholders	$(302,552)	$(302,609)	$(164,814)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	$—	$(300)	$(28)
Comprehensive loss before portion attributable to redeemable noncontrolling interest and noncontrolling interest	$(302,552)	$(302,309)	$(164,786)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	205,664,690	$20	$3,906,491	$(1,251)	$(3,564,483)	$340,777	$38,039	$378,816
Issuance of restricted stock awards	4,160,416	—	—	—	—	—	—	—
ESPP purchase	875,695	—	13,363	—	—	13,363	—	13,363
Exercise of stock options	525,031	—	3,582	—	—	3,582	—	3,582
Stock-based compensation	—	—	87,076	—	—	87,076	—	87,076
Contributions from noncontrolling interest	—	—	—	—	—	—	6,979	6,979
Distributions and payments to noncontrolling interest	—	—	—	—	—	—	(2,265)	(2,265)
Buyout of noncontrolling interest	—	—	11,482	—	—	11,482	(18,346)	(6,864)
Derecognition of the pre-modified forward contract fair value	—	—	76,242	—	—	76,242	—	76,242
Equity component of redeemable convertible preferred stock	—	—	16,145	—	—	16,145	—	16,145
Purchase of capped call options related to convertible notes	—	—	(54,522)	—	—	(54,522)	—	(54,522)
Conversion of redeemable convertible preferred stock	13,491,701	1	310,484	—	—	310,485	—	310,485
Foreign currency translation adjustment	—	—	—	(436)	—	(436)	6	(430)
Net loss	—	—	—	—	(302,116)	(302,116)	(5,821)	(307,937)
Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity (Deficit) Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	176,460,407	$18	$3,219,081	$(350)	$(3,263,075)	$(44,326)	$42,499	$(1,827)
Issuance of restricted stock awards	2,957,215	—	—	—	—	—	—	—
ESPP purchase	759,744	—	11,600	—	—	11,600	—	11,600
Exercise of stock options	537,324	—	3,679	—	—	3,679	—	3,679
Stock-based compensation	—	—	112,722	—	—	112,722	—	112,722
Contributions from noncontrolling interest	—	—	—	—	—	—	2,815	2,815
Distributions and payments to noncontrolling interest	—	—	(500)	—	—	(500)	(6,354)	(6,854)
Buyout of noncontrolling interest	—	—	(24,350)	—	—	(24,350)	12,350	(12,000)
Public share offering	14,950,000	1	371,526	—	—	371,527	—	371,527
Forward contract to purchase Class A common stock	—	—	4,183	—	—	4,183	—	4,183
Conversion of redeemable convertible preferred stock	10,000,000	1	208,550	—	—	208,551	—	208,551
Foreign currency translation adjustment	—	—	—	(901)	—	(901)	107	(794)
Net loss[1]	—	—	—	—	(301,408)	(301,408)	(13,378)	(314,786)
Balances at December 31, 2022	205,664,690	$20	$3,906,491	$(1,251)	$(3,564,483)	$340,777	$38,039	$378,816

1 Excludes $300 attributable to redeemable noncontrolling interest.
Note: Beginning redeemable NCI of $300 — Net loss attributable to redeemable NCI of $300 = Ending redeemable NCI of Nil.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total (Deficit) Equity attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balances at December 31, 2020	168,002,726	$17	$3,182,753	$(9)	$(3,103,937)	$78,824	$62,195	$141,019
Cumulative effect upon adoption of new accounting standard	—	—	(126,799)	—	5,308	(121,491)	—	(121,491)
Issuance of restricted stock awards	3,052,012	—	—	—	—	—	—	—
ESPP purchase	1,945,305	—	10,045	—	—	10,045	—	10,045
Exercise of stock options	3,460,364	1	79,744	—	—	79,745	—	79,745
Stock-based compensation	—	—	73,338	—	—	73,338	—	73,338
Distributions and payments to noncontrolling interest	—	—	—	—	—	—	(5,789)	(5,789)
Change in effective portion of interest rate swap agreement	—	—	—	—	—	—	15,243	15,243
Foreign currency translation adjustment	—	—	—	(341)	(1)	(342)	(254)	(596)
Net loss[2]	—	—	—	—	(164,445)	(164,445)	(28,896)	(193,341)
Balances at December 31, 2021	176,460,407	$18	$3,219,081	$(350)	$(3,263,075)	$(44,326)	$42,499	$(1,827)

2 Excludes $28 attributable to redeemable noncontrolling interest.
Note: Beginning redeemable NCI of $377 — distributions to redeemable noncontrolling interests of $49 — Net loss attributable to redeemable NCI of $28 = Ending redeemable NCI of $300.

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(307,937)	$(315,086)	$(193,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,609	61,608	53,454
Non-cash lease expense	33,619	20,155	9,708
Loss on disposal of property, plant and equipment	411	—	—
Revaluation of derivative contracts	1,641	(9,583)	17,532
Impairment of assets related to PPAs	130,088	113,514	—
Derecognition of loan commitment asset related to SK ecoplant Second Tranche Closing	52,792	—	—
Stock-based compensation expense	84,480	112,259	73,274
Amortization of warrants and debt issuance costs	4,772	3,032	3,797
Loss on extinguishment of debt	4,288	8,955	—
Gain on remeasurement of investment	—	—	(1,966)
Contingent consideration remeasurement	—	—	(3,623)
Interest expense on interest rate swap settlement	—	—	(641)
Unrealized foreign currency exchange loss (gain)	618	(3,267)	77
Other	450	3,532	—
Changes in operating assets and liabilities:
Accounts receivable[1]	(89,888)	(162,864)	8,608
Contract assets[2]	5,361	(21,525)	(21,874)
Inventories	(231,689)	(124,878)	(885)
Deferred cost of revenue[3]	1,655	(24,282)	17,567
Customer financing receivable	—	2,510	5,428
Prepaid expenses and other assets[4]	(5,754)	(17,590)	1,520
Other long-term assets[5]	(3,366)	(2,617)	(2,854)
Operating lease right-of-use assets and operating lease liabilities	(32,801)	3,016	(12,953)
Financing lease liabilities	1,011	896	1,142
Accounts payable[6]	(29,080)	86,498	13,017
Accrued warranty	1,994	5,586	1,481
Accrued expenses and other liabilities[7]	(13,785)	43,243	(2,144)
Deferred revenue and customer deposits[8]	(42,635)	35,156	(22,677)
Other long-term liabilities	(1,385)	(9,991)	(4,300)
Net cash used in operating activities	(372,531)	(191,723)	(60,681)
Cash flows from investing activities:
Purchase of property, plant and equipment	(83,739)	(116,823)	(49,810)
Proceeds from sale of property, plant and equipment	14	—	—
Net cash acquired from step acquisition	—	—	3,114
Net cash used in investing activities	(83,725)	(116,823)	(46,696)
Cash flows from financing activities:
Proceeds from issuance of debt[9]	637,127	—	135,989
Payment of debt issuance costs	(19,736)	—	(1,950)
Repayment of debt	(191,390)	(120,586)	(123,374)
Make-whole payment related to PPA IIIa and PPA IV debt	—	(6,553)	—
Purchase of capped call options related to convertible notes	(54,522)	—	—
Proceeds from financing obligations	4,993	3,261	16,849
Repayment of financing obligations	(18,445)	(35,543)	(13,642)
Distributions and payments to noncontrolling interest	(2,265)	(6,854)	(5,789)
Distributions to redeemable noncontrolling interest	—	—	(49)
Proceeds from issuance of common stock	16,945	15,279	89,790
Proceeds from public share offering	—	385,396	—
Payment of public share offering costs	(35)	(13,775)	—
Buyout of noncontrolling interest	(6,864)	(12,000)	—
Proceeds from issuance of redeemable convertible preferred stock	310,957	—	217,861
Payment of issuance costs related to redeemable convertible preferred stock	(395)	—	(9,310)
Contributions from noncontrolling interest	6,979	2,815	—
Other	—	(76)	—
Net cash provided by financing activities	683,349	211,364	306,375
Effect of exchange rate changes on cash, cash equivalent and restricted cash	(281)	434	(594)
Net increase (decrease) in cash, cash equivalents, and restricted cash	226,812	(96,748)	198,404
Cash, cash equivalents, and restricted cash:
Beginning of period	518,366	615,114	416,710
End of period	$745,178	$518,366	$615,114

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49,929	$48,980	$68,739
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	32,538	14,001	17,416
Operating cash flows from finance leases	1,097	1,085	878
Cash paid during the period for income taxes	1,455	1,439	576
Non-cash investing and financing activities:
Increase in recourse debt, non-current upon adoption of ASU 2020-06, net	$—	$—	$121,491
Transfer from customer financing receivable to property, plant and equipment, net	—	42,758	—
Forward to purchase Class A common stock	—	4,183	—
Liabilities recorded for property, plant and equipment, net	9,297	10,988	6,095
Recognition of operating lease right-of-use asset during the year-to-date period	29,823	36,402	82,802
Recognition of finance lease right-of-use asset during the year-to-date period	1,011	896	2,210
Conversion of redeemable convertible preferred stock	310,484	208,551	—
Derecognition of the pre-modified forward contract fair value	76,242	—	—
Equity component of redeemable convertible preferred stock	16,145	—	—

1 Including changes in related party balances of $257.8 million, $0.1 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
2 Including change in related party balances of $6.9 million for the year ended December 31, 2023. There were no associated related party balances as of December 31, 2022 and 2021.
3 Including change in related party balances of $0.9 million for the year ended December 31, 2023. There were no associated related party balances as of December 31, 2022 and 2021.
4 Including change in related party balances of $2.3 million for the year ended December 31, 2023. There were no associated related party balances as of December 31, 2022 and 2021.
5 Including change in related party balances of $9.1 million for the year ended December 31, 2023. There were no associated related party balances as of December 31, 2022 and 2021.
6 Including change in related party balances of $0.1 million for the year ended December 31, 2023. There were no associated related party balances as of December 31, 2022 and 2021.
7 Including change in related party balances of $3.4 million for the year ended December 31, 2023. There were no associated related party balances as of December 31, 2022 and 2021.
8 Including change in related party balances of $8.4 million for the year ended December 31, 2023. There were no associated related party balances as of December 31, 2022 and 2021.
9 Including proceeds from issuance of debt from related party of $4.6 million for the year ended December 31, 2023. There were no proceeds from issuance of debt from related party for the years ended of December 31, 2022 and 2021.
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Notes to Consolidated Financial Statements
1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
We design, manufacture, sell and, in certain cases, install solid-oxide fuel cell systems (the “Energy Servers”) for on-site power generation. Our Energy Servers utilize innovative fuel cell technology and provide efficient energy generation with reduced operating costs and lower greenhouse gas emissions as compared to conventional fossil fuel generation. By generating power where it is consumed, our energy producing systems offer increased electrical reliability and improved energy security, while providing a path to energy independence. The corporate headquarters is located in San Jose, California.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extinguishments, and conversions to equity that we completed during 2023, 2022 and 2021, we had $842.0 million and $4.6 million of total outstanding recourse and non-recourse debt, respectively, as of December 31, 2023, which was classified as long-term debt.
On October 23, 2021, we entered into the Securities Purchase Agreement (the “SPA”) with SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.) in connection with a strategic partnership. Pursuant to the SPA, on December 29, 2021, SK ecoplant purchased 10,000,000 shares of Bloom Energy Series A preferred stock, par value $0.0001 per share (the “Series A RCPS”) at a purchase price of $25.50 per share, for an aggregate purchase price of $255.0 million, including an option to purchase additional Class A common stock.
On August 10, 2022, pursuant to the SPA, SK ecoplant notified us of its intent to exercise its option to purchase additional shares of our Class A common stock, pursuant to a Second Tranche Exercise Notice (as defined in the SPA). It elected to purchase 13,491,701 shares (the “Second Tranche Shares”) at a purchase price of $23.05 per share. The aggregate purchase price approximated cash proceeds to be received by us of $311.0 million, excluding related incremental direct costs.
On March 20, 2023, we entered into the Amended SPA, with SK ecoplant, pursuant to which we issued and sold to SK ecoplant 13,491,701 shares of Series B RCPS for cash proceeds of $311.0 million, excluding issuance cost of $0.5 million. On March 20, 2023, in connection with the Amended SPA, we also entered into the Shareholders’ Loan Agreement with SK ecoplant (the “Loan Agreement”), pursuant to which we were entitled to draw down on a loan from SK ecoplant with a maximum principal amount of $311.0 million, if SK ecoplant sent a redemption notice to us under the Amended SPA or otherwise had reduced any portion of its current holdings of our Class A common stock. On September 23, 2023, all 13,491,701 shares of the Series B redeemable convertible preferred stock, par value $0.0001 per share (the “Series B RCPS”) were automatically converted into shares of our Class A common stock.
On April 11, 2023 and October 5, 2023, our joint venture in the Republic of Korea entered into a three-year $1.5 million and three-year $3.1 million credit agreements with SK ecoplant, respectively, to help fund its working capital. Both loans bear a fixed interest rate of 4.6% payable upon maturity along with the principle.
For more information on the strategic investment with SK ecoplant, please see Note 17 — SK ecoplant Strategic Investment, and for more information about our joint venture in the Republic of Korea, please see Note 11 — Related Party Transactions.
In November 2021, PPA V entered into $136.0 million, 3.04% Senior Secured Notes due June 30, 2031. On August 24, 2023, as part of the PPA V Upgrade, we paid off the outstanding balance and related accrued interest of $118.5 million and $0.5 million, respectively, of our 3.04% Senior Secured Notes due June 30, 2031. For more information, please see Note 10 — Portfolio Financings.
On August 19, 2022, we completed an underwritten public offering (the “Offering”), pursuant to which we issued and sold 13,000,000 shares of Class A common stock at the price of $26.00 per share. As a part of the Offering, the underwriters were provided a 30-day option to purchase an additional 1,950,000 shares of our Class A common stock at the same price, less underwriting discounts and commissions, which was exercised contemporaneously with the Offering. The aggregate net proceeds received by us from the Offering were $371.5 million after deducting underwriting discounts and commissions of $16.5 million and incremental costs directly attributable to the Offering of $0.7 million.

On May 16, 2023, we issued the 3% Green Convertible Senior Notes due June 2028 (the “3% Green Notes”) with an aggregate principal amount of $632.5 million due June 2028, unless earlier repurchased, redeemed or converted, resulting in net cash proceeds of $612.8 million. On June 1, 2023, we used approximately $60.9 million of the net proceeds from this offering to redeem all of the outstanding principal amount of our 10.25% Senior Secured Notes due March 2027. The redemption price equaled 104% of the principal amount redeemed plus accrued and unpaid interest. We also used approximately $54.5 million of the net proceeds from the offering to purchase the Capped Calls. The remaining portion of the 3% Green Notes was planned to be used for working capital investment and general corporate purposes. For more information, please see Note 7 — Outstanding Loans and Security Agreements.
For further information on repayment of 3.04% Senior Secured Notes, issuance of 3% Green Notes, redemption of our 10.25% Senior Secured Notes, and purchase of Capped Calls, please see Note 7 — Outstanding Loans and Security Agreements.
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
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). It contains provisions which we expect will have a significant impact on the development and financing of clean energy projects in the U.S. The IRA includes the extension and expansion of the Investment Tax Credit (the “ITC”) and the Production Tax Credit (the “PTC”) and the addition of expanded tax credits for other technologies and for manufacturing of clean energy equipment as well as terms allowing parties to more easily monetize the tax credits. The IRA also includes some targeted bonus credit incentives intended to encourage development in low-income communities, the use of domestically produced materials, and compliance with certain labor-related requirements.
The IRA contains several credits and incentive provisions that may be relevant to us, which we have summarized below:
•Section 48 – the ITC, which provides a tax credit based on capital investment in a variety of renewable and conventional energy technologies to incentivize investment in new energy resources and more efficient use of fuel, including fuel cell technology;
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
We believe that the programs and credits included in the IRA align well with our business model and could provide significant benefits with respect to incentivizing the purchase of our current product offerings and technologies. In particular, the IRA authorized a competitive process to apply for credits to expand or enhance manufacturing capacity under IRC 48C, and we have applied for a credit under this provision; at this time, we cannot be assured our application will ultimately be accepted or result in our receipt of credits. Also, the new PTC for qualified clean hydrogen and credit for carbon capture could result in increased demand for commercial solutions to hydrogen production technology and carbon capture, including our solid oxide fuel-cell based Electrolyzer and Energy Servers.

At the time of IRA implementation in August 2022, some of our existing contracts contemplated price adjustments at the inception of the contract for the change in the ITC rate to 30%. As a result, we recognized $8.7 million in product revenue and $1.3 million in installation revenue for the year ended December 31, 2022 from such existing contracts, as a change in variable consideration estimate for energy servers placed in service during the eligible periods under the IRA and which qualified for the 30% ITC rate. In fiscal 2023, all of our contract prices included the impact of the 30% ITC rate under the IRA provisions.
The IRA also creates certain bonus tax credits relevant to our products placed in service in fiscal 2023 and fiscal 2024, available by satisfying domestic content criteria and/or other criteria if such products are located within an “energy community,” as defined by the IRA. In fiscal 2023, contracts that included price adjustments related to the domestic content bonus tax credit were evaluated as variable consideration and we estimated variable consideration by using the most likely amount method of meeting the IRA domestic content criteria. When recognizing revenue, we constrained the estimate of variable consideration to an amount that was not probable of a significant revenue reversal.
Basis of Presentation
We have prepared the consolidated financial statements included herein pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”), and as permitted by those rules, including all disclosures required by generally accepted accounting principles as applied in the U.S. (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
These consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for our variable interest entities (“VIEs”), which we refer to as tax equity partnerships (each such VIE, also referred to as our power purchase agreement PPA Entity) and a joint venture in the Republic of Korea (the “Korean JV”). This approach focuses on determining whether we have the power to direct those activities of the PPA Entities and the Korean JV that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, which could potentially be significant to the PPA Entities and the Korean JV. For all periods presented, we have determined that we are the primary beneficiary in all of our operational PPA Entities and the Korean JV, as discussed in Note 10 — Portfolio Financings and Note 17 — SK ecoplant Strategic Investment, respectively. We evaluate our relationships with the PPA Entities and the Korean JV on an ongoing basis to ensure that we continue to be the primary beneficiary. In August 2023, we sold our last consolidated PPA Entity, PPA V, as a result of the PPA V Repowering of Energy Servers (see Note 10 — Portfolio Financings). All intercompany transactions and balances have been eliminated upon consolidation.
The sale of an operating company with a portfolio of the PPAs in which we do not have an equity interest is called a “Third-Party PPA.” We have determined that, although these entities are VIEs, we do not have the power to direct those activities of the Third-Party PPAs that most significantly affect their economic performance. We also do not have the obligation to absorb losses, or the right to receive benefits, which could potentially be significant to the Third-Party PPAs. Because we are not the primary beneficiary of these activities, we do not consolidate Third-Party PPAs.
Business Combinations
Acquisitions of a business are accounted by using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires us to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances and liabilities, such as uncertain tax positions and contingencies. We may refine these estimates if necessary, over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The most significant estimates include the determination of the stand-alone selling price, valuation of financial instruments associated with SK ecoplant Amended SPA, inventory valuation, specifically excess and obsolescence provisions for obsolete or unsellable inventory and, in relation to property, plant and equipment (specifically Energy Servers), assumptions relating to economic useful lives and impairment assessments.

Other accounting estimates include variable consideration relating to product performance guaranties, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of the Energy Servers, product performance warranties and guaranties and extended maintenance, derivative valuations, estimates relating to contractual indemnities provisions, estimates for income taxes and deferred tax asset valuation allowances, stock-based compensation expense, estimates of fair value of preferred stock and equity and non-equity items in relation to the SK ecoplant strategic investment, and financing obligation allocations in managed service transactions. In addition, certain of such estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk — The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Servers to other countries, primarily to the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”). In the years ended December 31, 2023, 2022 and 2021, total revenue related to shipments to the Asia Pacific region was 30%, 44% and 38%, respectively.
Credit Risk — At December 31, 2023, and 2022, one customer that is our related party (see Note 11 — Related Party Transactions) accounted for approximately 74% and 75% of accounts receivable, respectively. To date, we have not experienced any credit losses.
Customer Risk — During the year ended December 31, 2023, revenue from two customers accounted for approximately 37% and 26% of our total revenue. During the year ended December 31, 2022, two customers represented approximately 38% and 37% of our total revenue. In the year ended December 31, 2021, revenue from two customers accounted for approximately 43% and 11% of our total revenue.

2. Summary of Significant Accounting Policies
Revenue Recognition
We primarily earn product and installation revenue from the sale and installation of our Energy Servers, service revenue by providing services under operations and maintenance services contracts, and electricity revenue by selling electricity to customers under PPAs and Managed Services Agreements. We offer our customers several ways to finance their use of Bloom Energy Servers. Customers, including some of our international channel providers and the Third Party PPAs, may choose to purchase our Energy Servers outright. Customers may also enter into contracts with us for the purchase of electricity generated by our Energy Servers (i.e., Managed Services Agreement), which is then financed through one of our financing partners (i.e., Managed Services Financings). Finally, customers may purchase electricity through our PPA Entities (i.e., Portfolio Financings). For additional information, please see Part I, Item 7, Section Purchase and Financing Options.
Revenue Recognition under ASC 606 Revenue from Contracts with Customers
In applying Accounting Standards Codification (“ASC”) 606 revenue is recognized by following a five-step process:
1.Identify the contract(s) with a customer. Evidence of a contract generally consists of an agreement, or a purchase order issued pursuant to the terms and conditions of a distributor, reseller, purchase, use and maintenance agreement, maintenance services agreements or energy supply agreement.
2.Identify the performance obligations in the contract. Performance obligations are identified in our contracts and primarily include transferring control of the Energy Servers, installation of the Energy Servers, providing maintenance services and maintenance services renewal options which, in certain situations, provide customers with material rights.
3.Determine the transaction price. The purchase price stated in an agreed-upon purchase order or contract is generally representative of the transaction price. When determining the transaction price, we consider the effects of any variable consideration, which include performance guarantees that may be payable to our customers.
4.Allocate the transaction price to the performance obligations in the contract. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract.

5.Recognize revenue when (or as) we satisfy a performance obligation. We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of the promised products or services to a customer.
We sometimes combine contracts governing the sale and installation of our Energy Servers with the related maintenance services contracts and account for them as a single contract at contract inception to the extent the contracts are with the same customer. These contracts are not combined when the customer for the sale and installation of the Energy Servers is different to the maintenance services contract customer. We also assess whether any contract terms including default provisions, put or call options result in components of our contracts being accounted for as financing or leasing transactions outside of the scope of ASC 606.
Most of our contracts contain performance obligations with a combination of our Energy Servers, installation and maintenance services. For these performance obligations, we allocate the total transaction price to each performance obligation based on the relative standalone selling price. Our maintenance services contracts are typically subject to renewal by customers on an annual basis. We assess these maintenance services renewal options at contract inception to determine whether they provide customers with material rights that give rise to separate performance obligations.
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
We allocate the transaction price to each distinct performance obligation based on relative standalone selling prices. Given that we typically sell our Energy Servers together with the related installation and maintenance services, standalone selling prices are not directly observable. We estimate standalone selling prices by using a cost-plus approach. Costs relating to the Energy Servers include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). We then apply a margin to the Energy Servers based on our Company’s pricing strategy. As our business offerings and eligibility for the ITC evolve over time, we may be required to modify the expected margin in subsequent periods and our revenue could be materially affected. Costs relating to installation include all direct and indirect installation costs. The margin we apply reflects our profit objectives relating to installation. Costs for maintenance services arrangements are estimated over the life of the maintenance contracts and include estimated future material costs and non-material costs. Material costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. We apply a lower margin to our total service costs than to our Energy Servers as it best reflects our long-term service margin expectations and comparable historical industry service margins.
We generally recognize product and installation revenue at a point in time that our customers obtain control of the Energy Servers. For certain instances, control of the installations is transferred to the customers over time, and the related revenue is recognized over time as the performance obligation is satisfied using the cost-to-cost (percentage-of-completion) method. We use an input measure of progress to determine the amount of revenue to be recognized during each reporting period. We recognize maintenance services revenue, including revenue associated with any related customer material rights, over time as we perform service maintenance activities.
Amounts billed to our customers for shipping and handling activities are considered contract fulfillment activities and not a separate performance obligation of the contract. Shipping and handling costs are recorded within the cost of revenue.
The following is a description of the principal activities from which we generate revenue. Our four revenue streams are classified as follows:
Product Revenue — All of our product revenue is generated from the sale of our Energy Servers to direct purchase customers, including financing partners on the Third-Party PPAs and sale-and-leaseback transactions, and international channel providers. We generally recognize product revenue from contracts with customers at the point that control is transferred to the customers. This occurs when we achieve customer acceptance, which depending on the contract terms is when the system is shipped and delivered to our customers, when the system is shipped and delivered and is physically ready for startup and commissioning (i.e., Mechanical Completion), or when the system is shipped and delivered and is turned on and producing power (i.e., Commencement of Operations or “COO”).
Under our traditional lease financing option that we had in fiscal 2021, we sell our Energy Servers through a direct sale to a financing partner who, in turn, leases the Energy Servers to the customer under a lease agreement. With our sales to our international channel providers, our international channel providers typically sell the Energy Servers to, or sometimes provide a PPA to, an end customer. In both traditional lease and international channel providers transactions, we contract directly with the end customer to provide extended maintenance services after the end of the standard warranty period. As a result, since the customer that purchases the server is a different and unrelated party to the customer that purchases extended warranty services, the product and maintenance services contract are not combined.
Installation Revenue — Nearly all of our installation revenue relates to the installation of the Energy Servers sold to the customers as part of a direct purchase and to financing parties as part of a traditional lease or Portfolio Financings. Generally, we recognize installation revenue when the system is physically ready for startup and commissioning (i.e., Mechanical Completion), or when the system is turned on and producing power (i.e., COO). For instances when control for installation services is transferred over time, we use an input measure of progress to determine the amount of revenue to recognize during each reporting period based on the costs incurred to satisfy the performance obligation.
Payments received from customers are recorded within deferred revenue and customer deposits in the consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.
Service Revenue — Service revenue is generated from O&M Agreements. As part of our initial contract with customers for the sale and installation of our Energy Servers, we typically provide a standard one-year warranty which covers defects in materials and workmanship and manufacturing or performance conditions under normal use and service for the first year following Commencement of Operations. As part of this standard first-year warranty, we also monitor the operations of the underlying systems and provide output and efficiency guaranties. We have determined that this standard first-year warranty is a distinct performance obligation — being a promise to stand-ready to maintain the Energy Servers when and if required during the first year following installation. We also sell to our customers extended annual maintenance services that effectively extend the standard first-year warranty coverage at the customer’s option. These customers generally have an option to renew or cancel the extended maintenance services on an annual basis and nearly every customer has renewed historically. Similar to the standard first-year warranty, the optional extended annual maintenance services are considered a distinct performance obligation – being a promise to stand-ready to maintain the Energy Servers when and if required during the renewal service year.
Given our customers’ renewal history, we anticipate that most of them will continue to renew their maintenance services agreements each year for the period of their expected use of the Energy Servers. The contractual renewal price may be less than the standalone selling price of the maintenance services and consequently the contract renewal option may provide the customer with a material right. We estimate the standalone selling price for customer renewal options that give rise to material rights using the practical alternative by reference to optional maintenance services renewal periods expected to be provided and the corresponding expected consideration for these services. This reflects the fact that our additional performance obligations in any contractual renewal period are consistent with the services provided under the standard first-year warranty. Where we have determined that the customers have material rights as a result of their contract renewal option, we recognize that portion of the transaction price allocated to the material rights over the period in which such rights are exercised.
Payments from customers for the extended maintenance contracts are generally received at the beginning of each service year. Accordingly, the customer payment received is recorded as a customer deposit and revenue is recognized over the related service period as the services are performed.
Electricity Revenue — We sell electricity produced by our Energy Servers owned directly by us or by our consolidated PPA Entities. Our PPA Entities purchased the Energy Servers from us and sold electricity produced by these systems to customers through long-term PPAs. Customers were required to purchase all of the electricity produced by those Energy Servers at agreed-upon rates over the course of the PPAs’ contractual term. In August 2023, we sold our last consolidated PPA Entity, PPA V.

In addition, in certain Managed Services Financings pursuant to which we are party to a Managed Services Agreement with a customer in a sale-leaseback-sublease arrangement, we may recognize electricity revenue. We first determine whether the Energy Servers under the sale-leaseback arrangement of a Managed Services Financing were “integral equipment.” As the Energy Servers were determined not to be integral equipment, we determined if the leaseback was classified as a financing lease or an operating lease.
During 2023, 2022, and the second half of fiscal 2021, we completed several successful sale-and-leaseback transactions in which we transferred control of the Energy Server to the financier and leased it back as an operating lease to provide electricity to the end customer.
In order for the transaction to meet the criteria for successful sale-leaseback accounting, control of the Energy Servers must transfer to the financier, which requires, among other criteria, the leaseback to meet the criteria for an operating lease in accordance with ASC 842, Leases (“ASC 842”). Accordingly, for such transactions where control transfers and the leaseback is classified as an operating lease, the proceeds from the sale to the financier are recognized as revenue based on the fair value of the Energy Servers sold and are allocated between product revenue and installation revenue based on the relative standalone selling prices.
We recognize an operating lease liability for the Energy Servers leaseback obligation based on the present value of the future payments to the financier that are attributed to the Energy Servers leaseback using our incremental borrowing rate. We also record an operating lease right-of-use asset, which is amortized over the term of the leaseback, and is included as a cost of electricity revenue on the consolidated statements of operations.
For certain sale-and-leaseback transactions, we receive proceeds from the financier in excess of the fair value of the Energy Servers in order to finance our ongoing costs associated with the operation of the Energy Servers during the term of the end customer agreement to provide electricity. Such proceeds are recognized as financing obligations.
We allocate payments we are obligated to make under the leaseback agreement with the financier between the lease liability and the financing obligation based on the proportion of the financing obligation to the total proceeds to be received.
We recognize revenue from the satisfaction of performance obligations under our PPAs and Managed Services Financings to provide electricity to our end customers as the electricity is provided over the term of the agreement in the amount invoiced, which reflects the amount of consideration to which we have the right to invoice, and which corresponds to the value transferred under such arrangements.
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
A description of the principal activities from which we recognize cost of revenues associated with each of our revenue streams are classified as follows:
Cost of Product Revenue — Cost of product revenue consists of costs of our Energy Servers that we sell to direct purchase, including financing partners on the Third-Party PPAs, international channel providers and traditional lease customers. It includes costs paid to our materials suppliers, direct labor, manufacturing and other overhead costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of our equipment. For the Energy Servers sold to customers pending installation, we provide warranty reserves as a part of product costs for the period from transfer of control of the Energy Servers to Commencement of Operations.
Cost of Installation Revenue — Cost of installation revenue primarily consists of the costs to install our Energy Servers that we sell to direct purchase, including financing partners on the Third-Party PPAs and traditional lease and successful sale-leaseback customers. It includes the cost of materials and service providers, personnel costs, shipping costs and allocated costs.
Cost of Service Revenue — Cost of service revenue consists of costs incurred under maintenance service contracts for all customers. It includes the cost of field replacement units, personnel costs for our customer support organization, certain allocated costs, and extended maintenance-related product repair and replacement costs.
Cost of Electricity Revenue — Cost of electricity revenue primarily consists of the depreciation of the cost of the Energy Servers owned by us or the consolidated PPA Entities. The cost of electricity revenue is generally recognized over the term of the Managed Services Agreement or customer’s PPA contract. In August 2023, we sold our last consolidated PPA Entity, PPA V.
Revenue Recognized from Portfolio Financings Through the PPA Entities (See Note 10 — Portfolio Financings)
In 2010, we began selling our Energy Servers to tax equity partnerships in which we held an equity interest as a managing member, or a PPA Entity. The investors in a PPA Entity contribute cash to the PPA Entity in exchange for an equity interest, which then allows the PPA Entity to purchase the Operating Company and the Energy Servers.
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
In August 2023, we sold our last consolidated PPA Entity, PPA V. Please refer to Note 10 — Portfolio Financings for details.
Sales-type Leases — Certain Portfolio Financings with the PPA Entities entered into prior to our adoption of ASC 842 qualified as sales-type leases in accordance with ASC 840, Leases (“ASC 840”). The classification for such arrangements were carried over and accounted for as sales-type leases under ASC 842.
As the Portfolio Financings through the PPA Entities entered into prior to our adoption of ASC 842 contain a lease, the consideration received was allocated between the lease elements (lease of property and related executory costs) and non-lease elements (other products and services, excluding any derivatives) based on relative fair value. Lease elements included the leased system and the related executory costs (i.e. installation of the system, electricity generated by the system, maintenance costs). Non-lease elements included service, fuel and interest related to the leased systems.
Service revenue was recognized over the term of the PPA as electricity was generated. For those transactions that contained a lease, the interest component related to the leased system was recognized as interest revenue over the life of the lease term. The customer had the option to purchase the Energy Servers at the then fair market value at the end of the PPA contract term.
In fiscal 2022 we sold PPA IIIa, as such we no longer have sale-type lease arrangements. Please refer to Note 10 — Portfolio Financings for details.
Service revenue related to sales-type leases of $0.4 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively, is included in service revenue in the consolidated statements of operations. There was no service revenue related to sales-type leases for the year ended December 31, 2023. We have not entered into any new Portfolio Financing arrangements through the PPA Entities during the last three years.

Operating Leases — Certain Portfolio Financings with the PPA Entities entered into prior to the adoption of ASC 842 that were deemed leases in substance but did not meet the criteria of sales-type leases or direct financing leases in accordance with ASC 840, were accounted for as operating leases. The classification for such arrangements were carried over and accounted for as operating leases under ASC 842. Revenue under these arrangements was recognized as electricity sales and service revenue and was provided to the customer at rates specified under the PPAs. During the years ended December 31, 2023, 2022 and 2021, revenue from electricity sales from these Portfolio Financings with the PPA Entities amounted to $14.3 million, $25.9 million and $28.6 million, respectively. During the years ended December 31, 2023, 2022 and 2021, service revenue amounted to $3.1 million, $13.1 million and $14.6 million, respectively.
Investment Tax Credits — Under our Portfolio Financings with PPA Entities, ITCs were primarily passed through to Equity Investors with approximately 1% to 10% of incentives received by us. These incentives were accounted for by using the flow-through method.
The ITC program has operational criteria for the first five years after the qualified equipment is placed in service. If the qualified energy property is disposed of or otherwise ceases to be investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the federal tax incentives. No recapture has occurred during the years ended December 31, 2023, 2022 and 2021.
In August 2022, the IRA was signed into law. The IRA includes numerous investments in climate protection, among them the extension and expansion of the ITC and the PTC, the addition of expanded tax credits for other technologies and for manufacturing clean energy equipment, as well as terms allowing parties to more easily monetize the tax credits. The IRA contains a two-tiered credit-amount structure for many applicable tax credits. Specifically, many of the credits have a lower base credit amount that can be increased up to five times if the taxpayer can satisfy applicable prevailing wage or apprenticeship requirements. The IRA also creates certain bonus tax credit amounts relevant to Bloom products placed in service in 2023 and 2024, available by satisfying domestic content criteria and/or locating within an “energy community,” as defined by the IRA. The IRA also creates tax credits for the production of hydrogen and carbon capture.
On August 16, 2022, the IRA enacted provisions to enable our Energy Servers to be qualified for 30% or more ITCs. If a contract consideration subject to changes due to the underlying ITC rate assumption changes, we will consider such potential ITC benefit changes as a variable consideration and will generally estimate the variable consideration by using the most likely amount method. When recognizing revenue, we will constrain the estimate of variable consideration to an amount that is not probable of a significant revenue reversal.
Recapture of Federal Tax Incentives, Including the ITC
Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed of or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the ITC. Our sale of Energy Servers to the PPA Entities and pursuant to the Third-Party PPAs, in each case pursuant to Portfolio Financings, generates ITCs benefiting the third-party owners of the PPA Entities or tax equity partnerships (the tax equity partnership purchaser, an “Investment Company”) and, therefore, the third-party owners of the PPA Entities or Investment Companies, as the case may be, bear the risk of recapture if the assets placed in service do not meet the ITC operational criteria in the future.
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
In addition, as part of our standard one-year warranty and Managed Services Agreement obligations, we monitor the operations of the underlying systems and provide output and efficiency guaranties (collectively “product performance guaranties”). If the Energy Servers run at a lower efficiency or power output than we committed under our performance warranty or guaranty, we will reimburse the customer for this underperformance. Our performance obligation includes ensuring the Energy Servers operate at least at the efficiency and/or power output levels set forth in the customer agreement. Our aggregate reimbursement obligation for a performance guaranty for each customer is capped based on the purchase price of the underlying Energy Servers. Product performance guaranty payments are accounted for as a reduction in service revenue. We accrue for performance guaranties based on the estimated amounts reimbursable at each reporting period and recognize the costs as a reduction to revenue.
Shipping and Handling Costs
We record costs related to shipping and handling in cost of product revenue, cost of installation revenue and cost of service as they are incurred.
Sales and Utility Taxes
We recognize revenue on a net basis for taxes charged to our customers and collected on behalf of the taxing authorities.
Operating Expenses
Advertising and Promotion Costs — Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. We did not incur any material advertising or promotion expenses during the years ended December 31, 2023, 2022 and 2021.
Research and Development — We conduct internally funded research and development activities to improve anticipated product performance and reduce product life-cycle costs. Research and development costs are expensed as incurred and include salaries and expenses related to employees conducting research and development and other costs.
Stock-Based Compensation — We account for stock options, restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) awarded to employees and non-employee directors under the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”).
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
We also use the Black-Scholes valuation model to estimate the fair value of stock purchase rights under the Bloom Energy Corporation 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The fair value of the 2018 ESPP purchase rights is recognized as an expense under the multiple options approach. Forfeitures are estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from initial estimates.
Stock issued to grantees in our stock-based compensation is from authorized and previously unissued shares. Stock-based compensation costs are recorded in the consolidated statements of operations based on the employees’ respective functions. Stock-based compensation costs directly associated with the product manufacturing operations process are capitalized into inventory and expensed when the capitalized asset is used in the normal course of the sales or services process.
We record deferred tax assets for awards that result in deductions on our income tax returns, unless we cannot realize the deduction (i.e., we are in a net operating loss position), based on the amount of compensation cost recognized and our statutory tax rate.

Refer to Note 9 — Stock-Based Compensation and Employee Benefit Plans for further discussion of our stock-based compensation arrangements.
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
Refer to Note 15 — Income Taxes for further discussion of our income tax expense.
Comprehensive Loss
Our comprehensive loss is comprised of net loss attributable to common stockholders, change in derivative instruments designated and qualifying as cash flow hedges, foreign currency translation adjustment and comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest.
Fair Value Measurement
ASC 820, Fair Value Measurement (“ASC 820”), defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Financial assets utilizing Level 1 inputs typically include money market securities and U.S. Treasury securities.

Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. There were neither financial assets, nor financial liabilities as of December 31, 2023 and 2022 utilizing Level 2 inputs.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial liabilities utilizing Level 3 inputs include contract embedded derivatives. Their valuations are performed using a Monte Carlo simulation model which considers various potential electricity price curves over the sales contract terms.
Other Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash — Cash equivalents consist of highly liquid short-term investments with maturities of 90 days or less at the date of purchase.

Restricted cash is held as collateral to provide financial assurance that we will fulfill obligations and commitments primarily related to our Portfolio Financings, the Third-Party PPAs and Managed Services Agreements. Restricted cash also includes debt service reserves, maintenance service reserves and facility lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset.
Derivatives — We account for our derivative instruments as either an asset or a liability which are carried at fair value on the consolidated balance sheets. Changes in the fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated statements of comprehensive loss. Changes in fair value of those derivatives that no longer qualify as cash flow hedges or are derivatives that do not qualify for hedge accounting are recorded through earnings in the consolidated statements of operations.
Accounts Receivable — Accounts receivable primarily represents trade receivables from sales to customers recorded at amortized cost less allowance for credit losses. The allowance for credit losses reflects our best estimate about future losses over the contractual life of outstanding accounts receivable taking into consideration historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition, and both current and forecasted economic conditions.
Inventories — Inventories consist principally of raw materials, work-in-process and finished goods and are stated on a first-in, first-out basis at a lower of cost or net realizable value. We record inventory excess and obsolescence provisions for estimated obsolete or unsellable inventory, equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about market conditions and future demand for product generally expected to be utilized over the next 12 to 24 months, including product needed to fulfill our warranty obligations. If actual future demand for our products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates is sold or otherwise disposed.
Property, Plant and Equipment — Property, plant and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. The Energy Servers are depreciated to their residual values over their useful economic lives which reflect consideration of the terms of their related PPA and tariff agreements. These useful lives are reassessed when there is an expected change in the use of the Energy Servers. Leasehold improvements are depreciated over the shorter of the lease term or their estimated depreciable lives. Buildings are amortized over the shorter of the lease or property term or their estimated depreciable lives. Assets under construction are capitalized as costs are incurred and depreciation commences after the assets are put into service within their respective asset class.
Depreciation is calculated using the straight-line method over the estimated depreciable lives of the respective assets as follows:

Depreciable Lives

Energy Servers	15-21 years
Computers, software and hardware	3-5 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-5 years
Leasehold improvements	1-10 years
Buildings	*
* Lesser of 35 years or the term of the underlying land lease.
When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our consolidated financial statements and the resulting gain or loss is reflected in the consolidated statements of operations.
Impairment of Long-Lived Assets — Our long-lived assets include property, plant and equipment and the Energy Servers capitalized in connection with our Managed Services Financing Program, Portfolio Financings and other similar arrangements. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Impairment charges for the year ended December 31, 2023, amounted to $123.7 million related to the PPA

V Upgrade. Impairment charges for the year ended December 31, 2022, amounted to $44.8 million and $64.0 million related to the PPA IIIa Upgrade and the PPA IV Upgrade, respectively (see Note 10 — Portfolio Financings). We did not have impairment charges for the year ended December 31, 2021.
Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests — We generally allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. The determination of equity in earnings under the HLBV method requires management to determine how proceeds, upon a hypothetical liquidation of the entity at book value, would be allocated between our investors. The noncontrolling interest balance is presented as a component of permanent equity in the consolidated balance sheets.
For income tax purposes, the Equity Investors of the PPA Entities receive a greater proportion of the share of losses and other income tax benefits. This includes the allocation of investment tax credits which are distributed to the Equity Investors through an Investment Company subsidiary of Bloom. Allocations are initially based on the terms specified in each respective partnership agreement until either a specific date or the Equity Investors’ targeted rate of return specified in the partnership agreement is met (the “flip” of the flip structure) whereupon the allocations change. In some cases, after the Equity Investors receive their contractual rate of return, we receive substantially all of the remaining value attributable to the long-term recurring customer payments and the other incentives. In August 2023, we sold our last consolidated PPA Entity being our VIE, PPA V, as a result of the PPA V Repowering of the Energy Servers (see Note 10 — Portfolio Financings). As of December 31, 2023 we had one VIE which we consolidate, Korean JV, which profit and loss are allocated to noncontrolling interests under the HLBV method.
Foreign Currency Considerations
Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The functional currency of the Company’s parent entity is the U.S. dollar.
The functional currencies of our foreign subsidiaries are local currencies. The functional currency of our joint venture in the Republic of Korea is the local currency, the South Korean won (“KRW”), since the joint venture is financially independent of its U.S. parent and the KRW is the currency in which the joint venture generates and expends cash. The assets and liabilities of these entities are translated at the rate of exchange at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange during the period. For these entities, translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollars are included in other comprehensive loss. Translation adjustments attributable to noncontrolling interests are allocated to and reported as part of the noncontrolling interests in the consolidated financial statements.
Transactions made in a currency other than the functional currency are remeasured to the functional currency at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the exchange rate at that date and non-monetary assets and liabilities are measured at historical rates. Foreign currency transaction gains and losses are included as a component of other (expense) income, net in our consolidated statements of operations.
The reporting currency for these consolidated financial statements is the U.S. dollar.
Accounting Guidance Not Yet Adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance will be applied prospectively to all joint venture formations with a formation date on or after January 1, 2025. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We are currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance will be applied on a prospective basis and is effective for annual reporting periods in fiscal years beginning after December 15, 2024. Retrospective application is permitted. We are currently evaluating the potential impact, but we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
Contract Assets and Contract Liabilities Acquired in a Business Combination — In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. This approach differs from the previous requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 became effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The standard does not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.
There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	December 31,
	2023	2022

Accounts receivable	$340,740	$250,995
Contract assets	41,366	46,727
Customer deposits	75,734	121,085
Deferred revenue	72,328	94,355
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, but where billing milestones have not been reached. Customer deposits and deferred revenue include payments received from customers or invoiced amounts prior to transfer of controls of performance obligations. At December 31, 2022, customer deposits included $24.6 million related to transactions with SK ecoplant, and refundable fees received from customers. At December 31, 2023, there were no customer deposits related to transactions with SK ecoplant (see Note 17 — SK ecoplant Strategic Investment).
Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current in the consolidated balance sheets when both the milestones other than the passage of time, are expected to be complete and the customer is invoiced within one year of the balance sheet date, and as long-term when both the above-mentioned milestones are expected to be complete, and the customer is invoiced more than one year out from the balance sheet date. Contract liabilities are classified as current in the consolidated balance sheets when the revenue recognition associated with the related customer payments and invoicing is expected to occur within one year of the balance sheet date and as long-term when the revenue recognition associated with the related customer payments and invoicing is expected to occur in more than one year from the balance sheet date.
Contract Assets

	Years Ended December 31,
	2023	2022

Beginning balance	$46,727	$25,201
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(41,064)	(20,250)
Revenue recognized and not billed as of the end of the period	35,703	41,776
Ending balance	$41,366	$46,727
Contract assets as of December 31, 2023 were primarily related to the PPA V Upgrade. For additional information, please see Note 10 — Portfolio Financings.

Deferred Revenue
Deferred revenue activity during the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022

Beginning balance	$94,355	$115,476
Additions	1,014,175	1,001,404
Revenue recognized	(1,036,202)	(1,022,525)
Ending balance	$72,328	$94,355
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the period. The primary component of deferred revenue at the end of the period consists of performance obligations relating to the provision of maintenance services under current contracts and future renewal periods. Some of these obligations provide customers with material rights over a period that we estimate to be largely commensurate with the period of their expected use of the associated Energy Servers. As a result, we expect to recognize these amounts as revenue over a period of up to 21 years, predominantly on a relative standalone selling price basis that reflects the cost of providing these services. Deferred revenue also includes performance obligations relating to product acceptance and installation. A significant amount of this deferred revenue is reflected as additions and revenue recognized in the same 12-month period, and a portion of this deferred revenue is expected to be recognized beyond this 12-month period mainly due to deployment schedules.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, service and electricity (in thousands):

	Years Ended December 31,
	2023	2022	2021

Revenue from contracts with customers:
Product revenue	$975,245	$880,664	$663,512
Installation revenue	92,796	92,120	96,059
Service revenue	183,065	150,954	144,184
Electricity revenue	17,676	11,608	3,103
Total revenue from contracts with customers	1,268,782	1,135,346	906,858
Revenue from contracts that contain leases:
Electricity revenue	64,688	63,779	65,318
Total revenue	$1,333,470	$1,199,125	$972,176

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	December 31,
	2023	2022
As Held:
Cash	$144,102	$226,463
Money market funds	601,076	291,903
	$745,178	$518,366
As Reported:
Cash and cash equivalents	$664,593	$348,498
Restricted cash	80,585	169,868
	$745,178	$518,366
Restricted cash consisted of the following (in thousands):

	December 31,
	2023	2022
Current:
Restricted cash	$46,821	$50,965
Restricted cash related to PPA V1	—	550
	46,821	51,515
Non-current:
Restricted cash	33,764	110,353
Restricted cash related to PPA V1	—	8,000
	33,764	118,353
	$80,585	$169,868
1 As of December 31, 2022, we had a variable interest entity (“VIE”) related to our PPA Entity, PPA V, which represented a portion of the consolidated balances recorded within the “restricted cash” and other financial statement line items in the consolidated balance sheets (see Note 10 — Portfolio Financings). In August 2023, we sold the PPA V as a result of the PPA V Repowering of the Energy Servers (see Note 10 — Portfolio Financings), and as such there were no balances related to PPA V in the consolidated balance sheets as of December 31, 2023. In addition, the restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2023 included $32.2 million and $0.9 million of current restricted cash, respectively, and $8.2 million and $6.7 million of non-current restricted cash, respectively. The restricted cash held in the PPA II and PPA IIIb entities as of December 31, 2022, included $40.6 million and $1.2 million of current restricted cash, respectively, and $28.5 million and $6.7 million of non-current restricted cash, respectively. These entities are not considered VIEs.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with certain financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $291.4 million, $283.3 million and $116.3 million of accounts receivable during the years ended December 31, 2023, 2022 and 2021, respectively.
The cost of factoring such accounts receivable on our consolidated statements of operations for the years ended December 31, 2023 and 2022 was $5.5 million and $4.0 million, respectively. The cost of factoring such accounts receivable on our consolidated statements of operations for the year ended December 31, 2021 was not material. The cost of factoring is recorded in general and administrative expenses.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents is described in Note 2 — Summary of Significant Accounting Policies.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
December 31, 2023	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$601,076	$—	$—	$601,076
	$601,076	$—	$—	$601,076
Liabilities
Derivatives:
Embedded EPP derivatives	—	—	4,376	4,376
	$—	$—	$4,376	$4,376

	Fair Value Measured at Reporting Date Using
December 31, 2022	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$291,903	$—	$—	$291,903
	$291,903	$—	$—	$291,903
Liabilities
Derivatives:
Embedded EPP derivatives	—	—	5,895	$5,895
	$—	$—	$5,895	$5,895
Money Market Funds — Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Embedded Escalation Protection Plan Derivative Liability in Sales Contracts — We estimate the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model, which considers various potential electricity price curves over the sales contracts’ terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as a Level 3 financial liability.

The changes in the Level 3 financial liabilities during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

Embedded EPP Derivative Liability
Liabilities at December 31, 2021	$6,461
Changes in fair value	(566)
Liabilities at December 31, 2022	5,895
EPP liability settlement	(3,160)
Changes in fair value	1,641
Liabilities at December 31, 2023	$4,376
To estimate the liabilities related to the EPP contracts, an option pricing method was implemented through a Monte Carlo simulation, which considers various potential electricity price forward curves over the sales contracts’ terms. We use historical grid prices and available forecasts to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in gain (loss) on revaluation of embedded derivatives.
The unobservable inputs were simulated based on the available values for avoided cost and cost of electricity as calculated for December 31, 2023 and 2022, using an expected growth rate of 7% over the contracts’ life and volatility of 15%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2023. Avoided cost is the transmission and distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average amount of charge for each rate shall be weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the EPP derivatives if they were adjusted. Generally, a decrease in electric grid prices would result in an increase in the estimated fair value of our EPP derivative liabilities.
For the years ended December 31, 2023, 2022 and 2021, we recorded the fair value of the embedded EPP derivatives with no material unrealized gains or losses in either of the three years ended December 31, 2023, 2022 and 2021 in our consolidated statements of operations. The fair value of these derivatives was 4.4 million and 5.9 million as of December 31, 2023 and 2022, respectively.
In June 2023, per an EPP agreement with one of our customers, we paid $3.2 million, which was recorded as a reduction to our balance of embedded EPP derivative liability as of December 31, 2023.

Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Debt Instruments — The senior secured notes, term loans and convertible senior notes are based on rates currently offered for instruments with similar maturities and terms (Level 2). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	December 31, 2023		December 31, 2022
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
3% Green Convertible Senior Notes due June 2028	615,205	673,613	—	—
2.5% Green Convertible Senior Notes due August 2025	226,801	260,820	224,832	309,488
10.25% Senior Secured Notes due March 2027	—	—	60,960	60,472
Non-recourse:
4.6% Term Loan due October 2026	3,085	2,866	—	—
4.6% Term Loan due April 2026	1,542	1,479	—	—
3.04% Senior Secured Notes due June 2031	—	—	125,787	117,028

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	December 31,
	2023	2022

Raw materials	$270,414	$165,446
Work-in-progress	50,632	44,660
Finished goods	181,469	58,288
	$502,515	$268,394
The inventory reserves were $18.7 million and $17.2 million as of December 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022

Prepaid workers compensation	$6,851	$5,536
Receivables from employees	6,538	6,553
Prepaid managed services	5,636	4,405
Prepaid hardware and software maintenance	5,202	4,290
Tax receivables	3,231	3,676
Advance income tax provision	2,557	783
Deferred expenses (Note 17)	2,257	—
Deposits made	1,702	1,409
Interest receivable	1,697	556
Prepaid rent	1,232	965
Prepaid deferred commissions	1,178	1,002
Other prepaid expenses and other current assets	13,067	14,468
	$51,148	$43,643
Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	December 31,
	2023	2022

Energy Servers	$309,770	$538,912
Machinery and equipment	174,549	145,555
Construction-in-progress	104,650	72,174
Leasehold improvements	94,646	104,528
Buildings	49,477	49,240
Computers, software and hardware	28,901	24,608
Furniture and fixtures	12,541	9,581
	774,534	944,598
Less: accumulated depreciation	(281,182)	(344,184)
	$493,352	$600,414
Depreciation expense related to property, plant and equipment was $62.6 million, $61.6 million and $53.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Property, plant and equipment under operating leases by PPA V was $226.0 million and accumulated depreciation for these assets was $92.7 million as of December 31, 2022. There were no property, plant and equipment under operating leases by PPA V as of December 31, 2023. Depreciation expense for property, plant and equipment under operating leases by PPA V (sold in August 2023) was $10.9 million for the year ended December 31, 2023. Depreciation expense for property, plant and equipment under operating leases by PPA V, PPA IV (sold in November 2022), and PPA IIIa (sold in June 2022) was $12.1 million and $23.5 million for the years ended December 31, 2022 and 2021, respectively.

PPA IIIa Upgrade
In June 2022, we started a project (the “PPA IIIa Upgrade,” the “PPA IIIa Repowering”) to replace 9.8 megawatts of the Energy Servers (the “old PPA IIIa Energy Servers”) at PPA IIIa Investment Company and Operating Company (“PPA IIIa”)

with current generation Energy Servers (the “new PPA IIIa Energy Servers”). The replacement was complete in the fourth quarter of fiscal 2022. See Note 10 — Portfolio Financings for additional information.
PPA IV Upgrade
In November 2022, we started a project (the “PPA IV Upgrade,” the “PPA IV Repowering”) to replace 19.3 megawatts of the Energy Servers (the “old PPA IV Energy Servers”) at PPA IV Investment Company and Operating Company (“PPA IV”) with current generation Energy Servers (the “new PPA IV Energy Servers”). The replacement was substantially complete as of December 31, 2023. See Note 10 — Portfolio Financings for additional information.
PPA V Upgrade
In August 2023, we started a project (the “PPA V Upgrade,” the “PPA V Repowering”) to replace 37.1 megawatts of the Energy Servers (the “old PPA V Energy Servers”) at PPA V with current generation Energy Servers (the “new PPA V Energy Servers”). The replacement was complete in the first quarter of fiscal 2024. See Note 10 — Portfolio Financings for additional information.
Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	December 31,
	2023	2022

Deferred commissions	$9,373	$8,320
Deferred expenses (Note 17)	9,069	—
Long-term lease receivable	7,335	8,076
Deposits made	3,157	2,672
Prepaid managed services	1,646	2,373
Deferred tax asset	1,385	1,151
Prepaid insurance	—	4,047
Prepaid and other long-term assets	18,243	13,566
	$50,208	$40,205
Accrued Warranty and Product Performance Liabilities
Accrued warranty liabilities consist of the following (in thousands):

	December 31,
	2023	2022

Product performance	$18,066	$16,901
Product warranty	1,260	431
	$19,326	$17,332

Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2021	$11,746
Accrued warranty and product performance liabilities, net	17,719
Warranty and product performance expenditures during the year	(12,133)
Balances at December 31, 2022	$17,332
Accrued warranty and product performance liabilities, net	27,845
Warranty and product performance expenditures during the year	(25,851)
Balances at December 31, 2023	$19,326
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022

Compensation and benefits	$47,901	$48,156
General invoice and purchase order accruals	36,266	44,010
Sales tax liabilities	17,412	6,172
Sales-related liabilities	5,121	7,147
Accrued installation	4,939	7,905
Interest payable	3,823	3,128
Accrued restructuring costs (Note 12)	3,793	—
Provision for income tax	3,374	1,140
Accrued consulting expenses	3,244	1,390
Accrued legal expenses	1,359	4,403
Finance lease liability	1,072	1,024
Delaware grant (Note 13)	—	9,495
PPA IV Upgrade financing obligations	—	6,076
Current portion of derivative liabilities	—	2,596
Other	2,575	1,541
	$130,879	$144,183
Preferred Stock
As of December 31, 2023, we had 20,000,000 shares of preferred stock authorized. 13,491,701 of these shares were designated as Series B RCPS and were converted to Class A common stock as of September 23, 2023, as a result of the SK ecoplant Second Tranche Closing. As of December 31, 2022, we had 20,000,000 shares of preferred stock authorized. 10,000,000 of these shares were designated as Series A redeemable convertible preferred stock and were converted to Class A common stock as of November 8, 2022, as a result of the SK ecoplant Initial Investment. For additional information, please see Note 17 — SK ecoplant Strategic Investment.
The preferred stock had $0.0001 par value. There were no shares of preferred stock issued and outstanding as of December 31, 2023 and December 31, 2022.
Conversion of Class B Common Stock
On July 27, 2023, in accordance with our Restated Certificate of Incorporation, each share of our Class B common stock entitled to ten votes per share automatically converted into one share of our Class A common stock entitled to one vote per share.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of December 31, 2023 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3% Green Convertible Senior Notes due June 2028	632,500	—	615,205	615,205	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	226,801	226,801	2.5%	August 2025	Company
Total recourse debt	862,500	—	842,006	842,006
4.6% Term Loan due October 2026	3,085	—	3,085	3,085	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,542	—	1,542	1,542	4.6%	April 2026	Korean JV
Total non-recourse debt	4,627	—	4,627	4,627
Total debt	$867,127	$—	$846,633	$846,633

The following is a summary of our debt as of December 31, 2022 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

10.25% Senior Secured Notes due March 2027	$61,653	$12,716	$48,244	$60,960	10.25%	March 2027	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	224,832	224,832	2.5%	August 2025	Company
Total recourse debt	291,653	12,716	273,076	285,792
3.04% Senior Secured Notes due June 30, 2031	127,430	13,307	112,480	125,787	3.04%	June 2031	PPA V
Total non-recourse debt	127,430	13,307	112,480	125,787
Total debt	$419,083	$26,023	$385,556	$411,579

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiaries (i.e., PPAs and Korean JV). The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of December 31, 2023 and December 31, 2022.
Recourse Debt Facilities
3% Green Convertible Senior Notes due June 2028
On May 16, 2023, we issued the 3% Green Notes in an aggregate principal amount of $632.5 million due on June 1, 2028, unless earlier repurchased, redeemed or converted, less an initial purchasers’ discount of $15.8 million and other issuance costs of $3.9 million (together, the “3% Green Notes Transaction Costs”), resulting in net proceeds of $612.8 million. The 3% Green Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 16, 2023, between us and U.S. Bank Trust Company, National Association, as Trustee, in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the purchase agreement among us and the representatives of the initial purchasers of the 3% Green Notes, we granted the initial purchasers an option to purchase up to an additional $82.5 million aggregate principal amount of the 3% Green Notes (the “Greenshoe Option”). The 3% Green Notes issued on May 16, 2023, included $82.5 million aggregate principal amount pursuant to the full exercise by the initial purchasers of the Greenshoe Option.
The 3% Green Notes are senior, unsecured obligations accruing interest at a rate of 3% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023.

We may not redeem the 3% Green Notes prior to June 5, 2026, subject to a partial redemption limitation. We may elect to redeem, at face value, all or any portion of the 3% Green Notes at any time, and from time to time, on or after June 5, 2026, and on or before the forty-sixth scheduled trading day immediately before the maturity date, provided the share price for our Class A common stock exceeds 130% of the conversion price at redemption.
Before March 1, 2028, the noteholders have the right to convert their 3% Green Notes only upon the occurrence of certain events, including satisfaction of a condition relating to the closing price of our common stock (the “Closing Price Condition”) or the trading price of the 3% Green Notes (the “Trading Price Condition”), a redemption event, or other specified corporate events. If the Closing Price Condition is met on at least 20 (whether or not consecutive) of the last 30 consecutive trading days in any calendar quarter, and only during such calendar quarter, the noteholders may convert their 3% Green Notes at any time during the immediately following quarter, commencing after the calendar quarter ending on September 30, 2023, subject to partial redemption limitation. The Closing Price Condition was not met during the three months ended September 30, 2023, and accordingly, the noteholders could not convert their 3% Green Notes during the quarter ended December 31, 2023.
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
The initial conversion rate is 53.0427 shares of Class A common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $18.85 per share of Class A common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, we may increase the conversion rate at any time if our Board of Directors determines it is in the best interests of the Company or to avoid or diminish income tax to holders of common stock. In addition, if certain corporate events that constitute a Make-Whole Fundamental Change, as defined below, occur, then the conversion rate applicable to the conversion of the 3% Green Notes may, in certain circumstances, be increased by up to 22.5430 shares of Class A common stock per $1,000 principal amount of notes for a specified period of time. On December 31, 2023, the maximum number of shares into which the 3% Green Notes could have been potentially converted if the conversion features were triggered was 47,807,955 shares of Class A common stock.
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
The 3% Green Notes Transaction Costs were recorded as debt issuance costs and presented a reduction to the 3% Green Notes on our consolidated balance sheets and are amortized to interest expense at an effective interest rate of 3.8%.
Total interest expense recognized related to the 3% Green Notes for the year ended December 31, 2023, was $14.4 million, and was comprised of contractual interest expense of $12.0 million and amortization of the initial purchasers’ discount and other issuance costs of 2.4 million. We have not recognized any special interest expense related to the 3% Green Notes to date. The amount of unamortized debt issuance costs as of December 31, 2023, was $17.3 million.
Although the 3% Green Notes contain embedded conversion features, we account for the 3% Green Notes in its entirety as a liability. As of December 31, 2023, the net carrying value of the 3% Green Notes was classified as a long-term liability in our consolidated balance sheets.

Capped Calls
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
The Capped Calls expire on June 1, 2028, and are exercisable only at maturity, but may be early terminated in various circumstances, including if the 3% Green Notes are early converted or repurchased. The default settlement method for the Capped Calls is net share settlement. However, we may elect to settle the Capped Calls in cash.
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
The Capped Calls are freestanding financial instruments. We used a portion of the proceeds from the issuance of the 3% Green Notes to pay for the Capped Calls’ premium. As the Capped Calls meet certain accounting criteria, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $54.5 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital on our consolidated balance sheets and will not be remeasured.
2.5% Green Convertible Senior Notes due August 2025
In August 2020, we issued 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”) in an aggregate principal amount of $230.0 million, unless earlier repurchased, redeemed or converted, less an initial purchaser’s discount of $6.9 million and other issuance costs of $3.0 million (together, the “2.5% Green Notes Transaction Costs”), resulting in net proceeds of $220.1 million.
The Green Notes are senior, unsecured obligations accruing interest at a rate of 2.5% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021.
We may elect to redeem, at face value, all or any portion of the 2.5% Green Notes at any time on or after August 21, 2023, and on or before the twenty-sixth trading day immediately before the maturity date, provided certain conditions are met.
Before May 15, 2025, the noteholders have the right to convert their 2.5% Green Notes only upon the occurrence of certain events, including the Closing Price Condition. If the Closing Price Condition is met on at least 20 of the last 30 consecutive trading days in any quarter, the noteholders may convert their 2.5% Green Notes at any time during the immediately following quarter. The Closing Price Condition was not met during the three months ended September 30, 2023, and accordingly, the noteholders could not convert their 2.5% Green Notes during the quarter ended December 31, 2023. From and after May 15, 2025, the noteholders may convert their 2.5% Green Notes at any time at their election until the close of business on the second trading day immediately before the maturity date. Should the noteholders elect to convert their 2.5% Green Notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock or a combination thereof.
The initial conversion rate is 61.6808 shares of Class A common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $16.21 per share of Class A common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change”, as defined, occur, the conversion rate applicable to the conversion of the 2.5% Green Notes may, in certain circumstances, be increased by up to 15.4202 shares of Class A common stock per $1,000 principal amount of notes for a specified period of time. On December 31, 2023, the maximum number of shares into which the 2.5% Green Notes could have been potentially converted if the conversion features were triggered was 17,733,230 shares of Class A common stock.
The 2.5% Green Notes Transaction Costs were recorded as debt issuance costs and presented a reduction to the 2.5% Green Notes on our consolidated balance sheets and are amortized to interest expense at an effective interest rate of 3.5%.

Interest on the 2.5% Green Notes for the years ended December 31, 2023, 2022 and 2021, was $7.7 million, $7.7 million and $7.7 million, respectively, including amortization of issuance costs of $2.0 million, $2.0 million and $2.0 million, respectively. The amount of unamortized debt issuance costs as of December 31, 2023 and 2022, was $3.2 million and $5.2 million, respectively.
10.25% Senior Secured Notes due March 2027
On May 1, 2020, we issued $70.0 million of 10.25% Senior Secured Notes in a private placement (the “10.25% Senior Secured Notes”). The 10.25% Senior Secured Notes were governed by an indenture (the “Senior Secured Notes Indenture”) entered into among us, the guarantor party thereto and U.S. Bank National Association, in its capacity as trustee and collateral agent. The 10.25% Senior Secured Notes were secured by certain of our operations and maintenance agreements. The 10.25% Senior Secured Notes were supported by a $150.0 million indenture between us and U.S. Bank National Association, which contained an accordion feature for an additional $80.0 million of notes that could have been issued on or prior to September 27, 2021. We chose not to exercise this accordion feature, which has already expired.
Interest on the 10.25% Senior Secured Notes was payable quarterly, commencing June 30, 2020. The 10.25% Senior Secured Notes Indenture contained customary events of default and covenants relating to, among other things, the incurrence of new debt, affiliate transactions, liens and restricted payments. Commencing on March 27, 2022, we had the right to redeem all of the 10.25% Senior Secured Notes at a price equal to 108% of the principal amount of the 10.25% Senior Secured Notes plus accrued and unpaid interest, with such optional redemption prices decreasing to 104% on and after March 27, 2023, 102% on and after March 27, 2024, and 100% on and after March 27, 2026. Had we experienced a change of control, we must have offered to purchase for cash all or any part of each holder’s 10.25% Senior Secured Notes at a purchase price equal to 101% of the principal amount of the 10.25% Senior Secured Notes, plus accrued and unpaid interest.
The current and non-current balances of the outstanding unpaid principal of the 10.25% Senior Secured Notes were $12.7 million and $48.9 million as of December 31, 2022, respectively. The total outstanding unpaid principal balance of $57.6 million on the 10.25% Senior Secured Notes due March 2027 was called and retired at 104% on June 1, 2023. The 4% premium of $2.3 million and unpaid accrued interest of $1.0 million were included in the final payment to the noteholders. We recognized a loss on extinguishment of debt of $2.9 million as a result of redemption of the 10.25% Senior Secured Notes.
Interest on the 10.25% Senior Secured Notes for the years ended December 31, 2023, 2022 and 2021, was $2.6 million, $7.0 million and $7.2 million, respectively, including amortization of issuance costs of 0.1 million, 0.3 million and 0.4 million, respectively.
Non-recourse Debt Facilities
3.04% Senior Secured Notes due June 2031
In November 2021, PPA V issued senior secured notes in an aggregate principal amount of $136.0 million due June 2031. The notes bore a fixed rate of 3.04% per annum payable quarterly. The proceeds from the 3.04% Senior Secured Notes due June 2031 were utilized to (i) repay all obligations of the LIBOR + 2.5% Term Loan due December 2021, including an outstanding principal balance of $109.1 million, accrued interest of $0.1 million, and fees required to terminate associated interest rate swaps of $11.5 million, (ii) pay the required premium for the PPA V production insurance of $6.5 million, (iii) and pay related fees and expenses related to the refinancing totaling $2.1 million, resulting in a net cash flow of $6.7 million. The note purchase agreement required us to maintain a debt service reserve, the balance of which was $8.6 million as of December 31, 2022, out of which $8.0 million was included as part of long-term restricted cash and $0.6 million was included as part of current restricted cash in the consolidated balance sheets. The loan was secured by all assets of PPA V.
On August 24, 2023, as part of the PPA V Upgrade, we paid off the outstanding balance and related accrued interest of $118.5 million and $0.5 million, respectively, of our 3.04% Senior Secured Notes due June 2031, and recognized a loss on extinguishment of debt of $1.4 million (for additional information, please see Note 10 — Portfolio Financings). The debt service reserve of $8.6 million was reclassified from restricted cash to cash and cash equivalents at the time of extinguishment of debt.
7.5% Term Loan due September 2028
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
4.6% Term Loans due April 2026 and October 2026
On April 11, 2023 and October 5, 2023, Korean JV entered into three-year $1.5 million and three-year $3.1 million credit agreements with SK ecoplant, respectively, to help fund its working capital. Both loans bear a fixed interest rate of 4.6% payable upon maturity along with the principle. Neither loan requires us to maintain a debt service reserve.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of December 31, 2023 (in thousands):

2024	$—
2025	230,000
2026	4,627
2027	—
2028	632,500
Thereafter	—
$867,127
Interest expense of $108.3 million, $53.5 million and $69.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, was recorded in interest expense on the consolidated statements of operations. Interest expense for the year ended December 31, 2023 included $52.8 million as a result of the SK ecoplant Second Tranche Closing. For additional information, please see Note 17 — SK ecoplant Strategic Investment.

8. Leases
Facilities, Energy Servers, and Vehicles
We lease most of our facilities, the Energy Servers, and vehicles under operating and finance leases that expire at various dates through November 2037. We lease various manufacturing facilities in California and Delaware. We lease additional office space as field offices in the U.S. and around the world including in China, India, Germany, Japan, the Republic of Korea and Taiwan.
Some of the lease arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. For the years ended December 31, 2023, 2022 and 2021, rent expenses for all occupied facilities were $23.0 million, $21.4 million and $16.0 million, respectively.
At inception of the contract, we assess whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by us. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (financing lease) or not (operating lease). Our operating leases are comprised primarily of leases for facilities, the Energy Servers, office buildings, and vehicles, and our financing leases are comprised primarily of vehicles.
Our leases have lease terms ranging from less than 1 year to 15 years, some of which include options to extend the leases. The lease term is the non-cancelable period of the lease and includes options to extend the lease when it is reasonably certain that an option will be exercised.
Lease liabilities are measured at the lease commencement date as the present value of future lease payments. Lease right-of-use assets are measured as the lease liability plus unamortized initial direct costs and prepaid (accrued) lease payments less unamortized balance lease incentives received. In measuring the present value of the future lease payments, the discount rate for the lease is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the lessee is required to use its Incremental Borrowing Rate (“IBR”). In computing our lease liabilities, we use the IBR based on the information available on the commencement date using an estimate of company-specific rate in the U.S. on a collateralized basis and consistent with the lease term for each lease. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised.
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$139,732	$126,955
Current operating lease liabilities	(20,245)	(16,227)
Non-current operating lease liabilities	(141,939)	(132,363)
Total operating lease liabilities	$(162,184)	$(148,590)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	$2,708	$2,824
Current finance lease liabilities [5]	(1,072)	(1,024)
Non-current finance lease liabilities [6]	(1,837)	(1,971)
Total finance lease liabilities	(2,909)	(2,995)
Total lease liabilities	$(165,093)	$(151,585)
1 These assets primarily include leases for facilities, the Energy Servers, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the consolidated balance sheets.
6 Included in other long-term liabilities in the consolidated balance sheets.
The components of our lease costs for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Operating lease costs	$33,190	$25,503	$15,850
Financing lease costs:
Amortization of right-of-use assets	891	968	1,345
Interest on lease liabilities	273	220	349
Total financing lease costs	1,164	1,188	1,694
Short-term lease costs	517	974	407
Total lease costs	$34,871	$27,665	$17,951

Weighted average remaining lease terms and discount rates for our leases as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Weighted average remaining lease term:
Operating leases	7.4 years	8.6 years
Finance leases	3.2 years	3.3 years
Weighted average discount rate:
Operating leases	10.6%	10.3%
Finance leases	9.5%	6.9%

Future lease payments under lease agreements as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases

2024	$35,666	$1,302
2025	33,177	864
2026	33,157	630
2027	31,994	462
2028	25,690	133
Thereafter	79,707	—
Total minimum lease payments	239,391	3,391
Less: amounts representing interest or imputed interest	(77,207)	(482)
Present value of lease liabilities	$162,184	$2,909

Managed Services and Portfolio Financings Through the PPA Entities
Certain of our customers enter into Managed Services or Portfolio Financings through a PPA Entity to finance their lease of Bloom Energy Servers. Customer arrangements under Managed Services and Portfolio Financings through PPA Entities entered into after January 1, 2020, do not contain a lease under ASC 842 and are accounted for under ASC 606 as revenue arrangements.
Lease agreements under our Managed Services Financings and Portfolio Financings through the PPA Entities include non-cancellable lease terms, during which terms the majority of our investment in the Energy Servers under lease are typically recovered. We mitigate remaining residual value risk of the Energy Servers through provision of maintenance on the Energy Servers during the lease term and through insurance which proceeds are payable in the event of theft, loss, damage, or destruction.
Managed Services — Our Managed Services Financings with financiers that result in failed sale-and-leaseback transactions are accounted for as financing transactions. Payments received from the financier are recognized as financing obligations in our consolidated balance sheets. Proceeds from the financiers in excess of fair value of the Energy Servers under successful sale-and-leaseback transactions are also accounted for as financing obligations. These financing obligations are included in each agreement’s contract value and are recognized as short-term or long-term financing obligations based on the estimated payment dates. The lease agreements expire on various dates through 2034. For successful sale-and-leaseback transactions, we record operating lease right-of-use assets and operating lease liabilities and record operating lease expenses over the lease term. The recognized operating lease expenses for the years ended December 31, 2023 and 2022 were $9.7 million and $5.6 million. The recognized operating lease expenses for the year ended December 31, 2021 were immaterial.
We recognized $28.7 million, $20.4 million and $35.1 million of product revenue, $8.4 million, $11.3 million and $20.9 million of installation revenue, $5.0 million, $3.3 million and $10.0 million of financing obligations, and $16.5 million, $12.6 million and $29.4 million of operating lease right-of-use assets and operating lease liabilities from such successful sale and leaseback transactions for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

2024	$43,799
2025	42,868
2026	38,298
2027	21,972
2028	12,068
Thereafter	26,340
Total minimum lease payments	185,345
Less: imputed interest	(97,017)
Present value of net minimum lease payments	88,328
Less: current financing obligations	(38,971)
Long-term financing obligations	$49,357
The total financing obligations, as reflected in our consolidated balance sheets, were $444.8 million and $459.4 million as of December 31, 2023 and 2022, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as either a gain or loss at that point.
Portfolio Financings through the PPA Entities — Customer arrangements entered into prior to January 1, 2020 under Portfolio Financing arrangements through a PPA Entity that qualified as leases were accounted for as either sales-type leases or operating leases. Since January 1, 2020, we have not entered into any PPAs with customers under such arrangements.
In August 2023, we sold our last consolidated PPA Entity, PPA V. For additional information, please see Note 10 — Portfolio Financings.

9. Stock-Based Compensation and Employee Benefit Plans
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
Grants under the 2012 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from the grant date. Original grants under the 2012 Plan were for “common stock”. Pursuant to the Twelfth Amended and Restated Articles of Incorporation authorized in July 2018, all such shares automatically converted to Class B shares of common stock. As of December 31, 2023 and 2022, stock options to purchase of 4,511,074 and 5,436,417 shares of Class B common stock were outstanding with a weighted average exercise price of $27.28 and $27.15 per share, respectively, and no shares were available for future grant. The 2012 Equity Incentive Plan has been canceled but continues to govern outstanding option grants under the 2012 Plan.
2018 Equity Incentive Plan
The 2018 Equity Incentive Plan (the “2018 Plan”) was approved in April 2018. The 2018 Plan became effective upon our initial public offering (“IPO”) and serves as the successor to the 2012 Plan. The 2018 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, PSUs and stock bonuses. The 2018 Plan provides for the grant of awards to employees, directors, consultants, independent contractors and advisors provided the consultants, independent contractors, directors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of stock options is at least equal to the fair market value of Class A common stock on the date of grant. Grants under the 2018 Plan generally vest ratably over three or four years from the vesting commencement date and expire ten years from the grant date.
The 2018 Plan allows for an annual increase on January 1, of each of 2019 through 2028, by the lesser of (a) four percent (4%) of the number of Class A common stock, Class B common stock (until their automatic conversion to Class A common stock on July 27, 2023), and common stock equivalents (including options, RSUs, warrants and preferred stock on an as-converted basis) issued and outstanding on each December 31 immediately prior to the date of increase, and (b) such number of shares determined by the Board of Directors.
As of December 31, 2023 and 2022, stock options to purchase 2,736,550 and 3,311,892 shares of Class A common stock were outstanding, respectively, with a weighted average exercise price of $10.42 and $10.11 per share, respectively. As of December 31, 2023 and 2022, 9,887,706 and 9,543,386 RSUs that may be settled for Class A common stock, which were granted pursuant to the 2018 Plan, respectively, were outstanding. As of December 31, 2023 and 2022, we had 32,877,906 and 28,340,641 shares reserved for issuance under the 2018 Plan, respectively.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2023	2022	2021

Cost of revenue	$17,504	$18,955	$13,811
Research and development	27,620	33,956	20,274
Sales and marketing	16,415	18,651	17,085
General and administrative	25,556	42,404	24,962
	$87,095	$113,966	$76,132

As of December 31, 2023, and 2022, we capitalized $8.9 million and $6.3 million of stock-based compensation cost, respectively, into inventory, property, plant and equipment and deferred cost of goods sold.

Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2021	10,737,295	$21.23	5.2	$60,304
Exercised	(537,324)	7.08
Forfeited	(42,774)	6.98
Expired	(1,408,888)	30.39
Balances at December 31, 2022	8,748,309	$20.70	4.6	$40,532
Exercised	(525,031)	6.76
Expired	(975,654)	26.58
Balances at December 31, 2023	7,247,624	$20.93	3.8	$19,446
Vested and expected to vest at December 31, 2023	7,241,265	20.93	3.8	19,444
Exercisable at December 31, 2023	7,230,957	20.96	3.8	19,321
Stock Options — During the years ended December 31, 2023, 2022 and 2021, we recognized $0.4 million, $7.1 million and $15.6 million of stock-based compensation costs for stock options, respectively.
We did not grant options in the years ended December 31, 2023, 2022 and 2021.
During the years ended December 31, 2023, 2022 and 2021, the intrinsic value of stock options exercised was $3.6 million, $3.8 million and $28.9 million, respectively.
As of December 31, 2023 and 2022, we had unrecognized compensation costs related to unvested stock options of $0.1 million and $0.4 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 0.3 years and 0.9 years, respectively. Cash received from stock options exercised totaled $3.6 million, $3.7 million and $79.7 million and for the years ended December 31, 2023, 2022 and 2021, respectively.
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2021	8,367,664	$20.52
Granted	5,395,199	19.74
Vested	(2,957,215)	18.14
Forfeited	(1,256,613)	21.32
Unvested Balance at December 31, 2022	9,549,035	$19.99
Granted	6,369,823	17.33
Vested	(4,160,416)	19.55
Forfeited	(1,869,101)	21.12
Unvested Balance at December 31, 2023	9,889,341	$18.25
Stock Awards — The estimated fair value of RSUs and PSUs is based on the fair value of our Class A common stock on the date of grant. For the years ended December 31, 2023, 2022 and 2021, we recognized $71.2 million, $89.4 million and $50.1 million of stock-based compensation costs for stock awards, respectively.

As of December 31, 2023 and 2022, we had $113.5 million and $135.7 million of unrecognized stock-based compensation cost related to unvested stock awards, expected to be recognized over a weighted average period of 2.0 years and 1.9 years, respectively.
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
In 2021, the Company also granted RSU and PSU awards to our Chief Executive Officer pursuant to the 2018 Plan. The RSUs will vest in equal annual installments over five years from the grant date. A portion of the PSUs can be earned based on achieving certain financial performance goals and another portion can be earned based upon achieving certain progressive stock price hurdles. Any shares issued under the PSU awards will be subject to a two-year post-vest holding period in which the award holder will be restricted from selling any shares (net of shares settled for taxes). As of December 31, 2023, the unamortized compensation expense for the RSUs and PSUs was $8.2 million. Actual compensation expense is dependent on the performance of the PSUs that vest based upon a performance condition. We estimated the fair value of the PSUs that vest based on a market condition on the date of grant using a Monte Carlo simulation with the following assumptions: (i) expected volatility of 71.2%, (ii) risk-free interest rate of 1.6%, and (iii) no expected dividend yield.
In 2022, the Company granted RSU and PSU awards (the “2022 Executive Awards”) to certain executive staff, including our Chief Executive Officer, pursuant to the 2018 Plan. The RSUs have time-based vesting schedules. The PSUs consist of three vesting tranches during 2023-2025 with an annual vesting schedule based on the attainment of performance conditions related to fiscal 2022 and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2022 Executive Awards are recognized over the service period. As of December 31, 2023, the unamortized compensation expense for the RSUs and PSUs was $6.2 million. Actual compensation expense is determined by the attained performance condition of the PSUs in fiscal 2022.
On February 15, 2023 and July 11, 2023, the Company granted RSU and PSU awards (the “2023 Executive Awards”) to certain executive staff pursuant to the 2018 Equity Incentive Plan. The RSUs have time-based vesting schedules, started vesting on February 15, 2023 and shall vest over a three year period. The PSUs which started vesting on February 15, 2023 have either a three-year or one-year cliff vesting period, and the PSUs which started vesting on July 11, 2023, cliff vest on February 15, 2024. The PSUs will vest based on a combination of time and achievement against performance metrics targets assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2023 Executive Awards are recognized over the service period as we evaluate the probability of the achievement of the performance conditions. As of December 31, 2023, the unamortized compensation expense for the RSUs and PSUs was $7.0 million.

The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2021	24,146,784
Added to plan	8,384,460
Granted	(5,431,930)
Cancelled/Forfeited	2,597,990
Expired	(1,356,663)
Balances at December 31, 2022	28,340,641
Added to plan	8,948,255
Granted	(6,290,060)
Cancelled/Forfeited	2,774,990
Expired	(895,920)
Balances at December 31, 2023	32,877,906
2018 Employee Stock Purchase Plan
In April 2018, we adopted the 2018 ESPP. The 2018 ESPP became effective upon our IPO in July 2018. The 2018 ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The aggregate number of our shares that may be issued over the term of our ESPP is 33,333,333 Class A common stock. A total of 3,333,333 shares of our Class A common stock were initially reserved for issuance under the plan. The number of shares reserved for issuance under the 2018 ESPP will increase automatically on the 1st day of January of each of the first nine years following the first offering date by the number of shares equal to one percent (1%) of the total number of Class A common stock, Class B common stock (automatically converted to Class A common stock on July 27, 2023) and common stock equivalents (including options, RSUs, warrants and preferred stock on an as converted basis) issued and outstanding on the immediately preceding December 31 (rounded down to the nearest whole share); provided, that the Board of Directors or the Compensation Committee may in its sole discretion reduce the amount of the increase in any particular year.
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
During the years ended December 31, 2023, 2022 and 2021, we recognized $15.5 million, $16.2 million and $7.6 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 875,695, 759,744 and 1,945,305 shares in the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, we added an additional 2,239,563, 12,055,792 and 1,902,572 shares and there were 15,204,584 and 13,840,716 shares available for issuance as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, we had $8.8 million and $12.0 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.8 years and 0.6 years and respectively.

We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

Years Ended December 31,
	2023	2022

Risk-free interest rate	4.9%-5.6%	3.1%-3.2%
Expected term (years)	0.5-2	0.5-2
Expected dividend yield	—	—
Expected volatility	54.1%-74.1%	78.0%-88.9%

10. Portfolio Financings
Overview
We have developed various financing options that enable customers’ use of the Energy Servers through third-party ownership financing arrangements.
In the past, we and our third-party equity investors (together, the “Equity Investors”) contributed funds into a limited liability investment entity (the “Investment Company”) that owns and is parent to the Operating Company (together, the “PPA Entities”). The contributed funds were restricted for use by the Operating Company to the purchase of our Energy Servers manufactured by us in our normal course of operations. All six PPA Entities established in the past utilized their entire available financing capacity and have completed the purchase of their Energy Servers. Any debt incurred by the Operating Companies was non-recourse to us. Under these structures, each Investment Company was treated as a partnership for U.S. federal income tax purposes. Equity Investors received investment tax credits and accelerated tax depreciation benefits.
In June 2022 and November 2022, we sold PPA IIIa and PPA IV, respectively, which were accounted as our consolidated VIEs, as a result of the repowering of the Energy Servers. In August 2023, we paid off the outstanding balance and related accrued interest of the PPA V debt and released related debt service reserve. For details, please see Note 7 — Outstanding Loans and Security Agreements, Non-recourse Debt Facilities section. In August 2023, we sold PPA V, our last consolidated PPA Entity. The other three PPA Entities — PPA II, PPA IIIb and PPA VI — are not considered VIEs.
PPA IIIa Repowering of the Energy Servers
PPA IIIa was established in 2012 and we, through a special purpose subsidiary (the “Project Company”), had previously entered into certain agreements for the purpose of developing, financing, owning, operating, maintaining and managing a portfolio of 9.8 megawatts of the Energy Servers.
On March 31, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”) where we bought out the equity interest of the third-party investor, wherein the PPA IIIa became wholly owned by us (the “PPA IIIa Buyout”).
Following the PPA IIIa Buyout and prior to June 14, 2022, we repaid all outstanding debt of the Project Company of $30.6 million, and recognized loss on extinguishment of debt in an amount of $4.2 million, which includes the write-off of the debt discount related to warrants of $1.8 million and a make-whole payment of $2.4 million associated with the debt extinguishment. Refer to Note 7 — Outstanding Loans and Security Agreements, Non-recourse Debt Facilities section.
On June 14, 2022, we sold our 100% interest in the Project Company to the financier through the MIPA. Simultaneously, we entered into an agreement with the Project Company to upgrade the old 9.8 megawatts of the old PPA IIIa Energy Servers by replacing them with the new PPA IIIa Energy Servers and providing related installation services, which was financed by the financier (the “EPC Agreement”). The plan was to remove the old PPA IIIa Energy Servers prior to installing the new PPA IIIa Energy Servers and return the old PPA IIIa Energy Servers to Bloom. We also amended and restated our operations and maintenance agreement with the Project Company to cover all the new PPA IIIa Energy Servers and the old PPA IIIa Energy Servers prior to their upgrade (“the O&M Agreement”). The operations and maintenance fees under the O&M Agreement are paid on a fixed dollar per kilowatt basis.

Certain power purchase agreements within the PPA IIIa portfolio were classified as sales-type leases under ASC 840, while some were classified as operating leases. We elected the practical expedient package with the adoption of ASC 842, which allowed us to carry forward the lease classification upon adoption of ASC 842 on January 1, 2020. The leases were modified prior to the sale of PPA IIIa to the financier. Such modified leases were reassessed and determined to not be leases under ASC 842 because customers have no control over the identified assets. Accordingly, on the date of modification, the customer financing receivables were derecognized and recognized as property, plant, and equipment (the “PPA IIIa PP&E”).
Due to our repurchase option on the old PPA IIIa Energy Servers, we concluded there was no transfer of control of the old PPA IIIa Energy Servers upon sale of the membership interest to the financier. Accordingly, we continued to recognize the old PPA IIIa Energy Servers, despite the legal ownership of such assets under the MIPA. Upon reclassification of the lease assets to property, plant and equipment, net, we assessed the recorded assets for impairment. The carrying amount of the PPA IIIa PP&E was determined to be not recoverable as the net undiscounted cash flows were less than the carrying amounts for PPA IIIa PP&E. Therefore, we recognized the asset impairment charge as electricity cost, consistent with depreciation expense classification for property, plant and equipment under leases.
The PPA IIIa Upgrade was complete in the fourth quarter of fiscal 2022. It resulted in the following summarized impacts on our consolidated statements of operations for the year ended December 31, 2023: (i) service revenue recognized of $3.5 million related to the O&M Agreements, (ii) installation revenue recognized of $0.4 million, and (iii) cost of installation revenue of $0.1 million. The PPA IIIa Upgrade had the following impacts on our consolidated statements of operations for the year ended December 31, 2022: (i) product, installation and service revenue recognized of $49.8 million, $4.6 million, and $0.7 million, respectively, as a result of the sale of the new PPA IIIa Energy Servers; (ii) cost of electricity revenue of $45.0 million, including the impairment of the old PPA IIIa Energy Servers of $44.8 million and accelerated depreciation of $0.2 million prior to the completion of installation; (iii) cost of product and installation revenue of $21.8 million and $3.2 million, respectively, due to the sale of the new PPA IIIa Energy Servers; and (iv) $4.2 million of loss on extinguishment of debt.
Impacts on our consolidated statements of cash flows for the year ended December 31, 2022, are summarized as follows: net cash provided by financing activities decreased by $32.6 million due to the repayment of debt of $30.2 million and cash fee of $2.4 million associated with debt extinguishment. There was no impact on cash flows from financing activities for the year ended December 31, 2023.
PPA IV Repowering of the Energy Servers
PPA IV was established in 2014 and we, through the Project Company, had previously entered into certain agreements for the purpose of developing, financing, owning, operating, maintaining and managing a portfolio of 19.3 megawatts of the Energy Servers.
On November 2, 2022, we entered into the MIPA where we bought out the equity interest of the third-party investor for $4.0 million, wherein the PPA IV became wholly owned by us (the “PPA IV Buyout”).
Following the PPA IV Buyout and prior to November 22, 2022, we repaid all outstanding debt of the Project Company of $70.9 million and recognized a loss on extinguishment of debt in an amount of $4.7 million, which includes the write-off of the debt discount of $0.6 million and a make-whole payment of $4.1 million associated with the debt extinguishment. Refer to Note 7 — Outstanding Loans and Security Agreements, Non-recourse Debt Facilities section.
On November 22, 2022, we sold our 100% interest in the Project Company to the financier through the MIPA. Simultaneously, we entered into an agreement with the Project Company to upgrade the 19.3 megawatts of the old PPA IV Energy Servers by replacing them with the new PPA IV Energy Servers and providing related installation services, which was financed by the financier under the EPC Agreement. The old PPA IV Energy Servers were be removed prior to installing the new PPA IV Energy Servers, whereby upon completion of installation the old PPA IV Energy Servers are returned to Bloom. We also amended and restated our O&M Agreement with the Project Company to cover all the new PPA IV Energy Servers and the old PPA IV Energy Servers prior to their upgrade. The operations and maintenance fees under the O&M Agreement are paid on a fixed dollar per kilowatt basis.
The power purchase agreements within the PPA IV portfolio were classified as operating leases under ASC 840. We elected the practical expedient package with the adoption of ASC 842, which allowed us to carry forward the lease classification upon adoption of ASC 842 on January 1, 2020. The leases were modified prior to the sale of PPA IV to the financier. Such modified leases were reassessed and determined to not be leases under ASC 842 because customers have no control over the identified assets. Accordingly, on the date of modification, the operating leases were recognized as property, plant, and equipment (the “PPA IV PP&E”).
Due to our repurchase option on the old PPA IV Energy Servers, we concluded there was no transfer of control of the old PPA IV Energy Servers upon sale of the membership interest to the financier. Accordingly, we continued to recognize the old PPA IV Energy Servers, despite the legal ownership of such assets under the MIPA. We assessed the recorded assets for impairment. The carrying amount of the PPA IV PP&E was determined to be not recoverable as the net undiscounted cash flows are less than the carrying amounts for the PPA IV PP&E. Therefore, we recognized the asset impairment charge as electricity cost, consistent with depreciation expense classification for property, plant and equipment under leases.
The PPA IV Upgrade was substantially complete as of December 31, 2023. The Upgrade resulted in the following summarized impacts on our consolidated statements of operations for the year ended December 31, 2023: (i) installation revenue recognized of $10.0 million, (ii) service revenue recognized of $1.8 million related to the O&M Agreements, (iii) electricity revenue recognized of $6.1 million (iv) product revenue decreased by $3.4 million due to the revenue adjustment, (v) cost of installation revenue of $6.6 million, and (vi) cost of product revenue of $0.1 million. The PPA IV Upgrade had the following impacts on our consolidated statements of operations for the year ended December 31, 2022: (i) product and electricity revenue recognized of $102.3 million and $1.4 million, respectively, as a result of the sale of new Energy Servers; (ii) cost of electricity revenue of $64.3 million, including the impairment of old Energy Servers of $64.0 million and accelerated depreciation of $0.3 million prior to the completion of installation; (iii) cost of product revenue of $37.4 million, due to the sale of the new PPA IV Energy Servers; (iv) general and administrative expenses of $4.7 million primarily due to the impairment of prepaid insurance, and; (v) $4.7 million of loss on extinguishment of debt.
As a result of the equity interest buyout from the third-party investor, noncontrolling interest related to PPA IV of $23.7 million was eliminated and recorded as part of additional paid-in capital in our consolidated statements of stockholders’ equity (deficit).
Impacts on our consolidated statements of cash flows for the year ended December 31, 2022, are summarized as follows: net cash provided by financing activities decreased by $74.6 million due to the repayment of debt of $70.5 million and cash fee of $4.1 million associated with debt extinguishment. There was no impact on cash flows from financing activities for the year ended December 31, 2023.
PPA V Interest Buyout
On November 2, 2022, we acquired all of Constellation Energy Generation, LLC’s (“Constellation”) interest in PPA V (the “2022 PPA V Buyout”), as set forth in the Purchase and Sale Agreement. The aggregate purchase price of the transaction amounted to $8.0 million. After the acquisition our interest in PPA V increased from 10% to 70%.
On August 10, 2023, we acquired all of Solar TC Corp’s (“Intel”) interest in PPA V, as set forth in the Purchase and Sale Agreement (the “2023 PPA V Buyout”). The aggregate purchase price of the transaction amounted to $6.9 million. After the acquisition, PPA V became wholly owned by us.
The changes in our ownership interest in PPA V were accounted for as equity transactions in accordance with ASC 810, Consolidations (“ASC 810”). The carrying amounts of the noncontrolling interest were eliminated to reflect the changes in our ownership interest in PPA V, and the differences between the fair values of the considerations paid and the carrying amounts of the noncontrolling interest immediately prior to the 2022 PPA V Buyout on November 2, 2022 and immediately prior to the 2023 PPA V Buyout on August 10, 2023 of $48.1 million and $11.5 million, respectively, were recognized as additional paid-in capital in our consolidated statements of stockholders’ equity (deficit).
PPA V Repowering of the Energy Servers
PPA V was established in 2015 and we, through the Project Company, had previously entered into certain agreements for the purpose of developing, financing, owning, operating, maintaining and managing a portfolio of 37.1 megawatts of the Energy Servers.
On August 24, 2023, we entered into the MIPA with the financier. Following the 2023 PPA V Buyout and prior to signing the MIPA, we repaid all of the outstanding debt of the Project Company of $119.0 million, including accrued interest of $0.5 million, and recognized a loss on extinguishment of debt in an amount of $1.4 million, represented in its entirety by the derecognition of the related debt issuance costs. Refer to Note 7 — Outstanding Loans and Security Agreements, Non-recourse Debt Facilities section.

On August 25, 2023, we sold our 100% interest in the Project Company to the financier through the MIPA. Simultaneously, we entered into an agreement with the Project Company to upgrade the 37.1 megawatts of the old PPA V Energy Servers by replacing them with the new PPA V Energy Servers and to provide related installation services, which was financed by the financier (i.e., EPC Agreement). We also amended and restated our O&M Agreement with the Project Company to cover all the new PPA V Energy Servers and the old PPA V Energy Servers prior to their upgrade. The operations and maintenance fees under the O&M Agreement are paid on a fixed dollar per kilowatt basis.
Due to our repurchase option on the old PPA V Energy Servers, we concluded there was no transfer of control of the old PPA V Energy Servers upon sale of the membership interest to the financier. Accordingly, we continued to recognize the old PPA Energy Servers, despite the legal ownership of such assets having been transferred under the MIPA. We assessed the recorded assets for impairment. The carrying amount of the PPA V property, plant and equipment was determined to be not recoverable as the net undiscounted cash flows were less than the carrying amounts for PPA V property. plant and equipment. Therefore, we recognized the asset impairment charge as electricity cost, consistent with our depreciation expense classification for property, plant and equipment under leases.
The PPA V Upgrade was complete in the first quarter of fiscal 2024, and resulted in the following summarized impacts on our consolidated statements of operations for the year ended December 31, 2023: (i) product revenue and installation revenue recognized of $176.2 million and $14.8 million, respectively, as a result of the sale of the new PPA V Energy Servers; (ii) electricity revenue recognized of $6.1 million related to the old PPA V Energy Servers and the release of deferred incentive revenue of $5.0 million, (iii) service revenue recognized of $2.6 million related to the O&M Agreements (iv) cost of electricity revenue of $125.6 million, primarily including the impairment of the old PPA V Energy Servers of $123.7 million and accelerated depreciation of $0.4 million prior to the completion of installation; (v) cost of product revenue and cost of installation revenue of $75.3 million and $13.2 million, respectively, due to the sale of the new PPA V Energy Servers; (vi) general and administrative expenses of $6.4 million due to the impairment of non-recoverable production insurance; (vii) loss on extinguishment of debt of $1.4 million, (viii) interest expense of $0.3 million, and (ix) net loss attributable to noncontrolling interest of $1.0 million.
Impacts on our consolidated statements of cash flows for the year ended December 31, 2023, are summarized as follows: net cash provided by financing activities decreased by $118.5 million due to the repayment of debt related to PPA V, and acquisition of all of interest in PPA V from Intel for $6.9 million net of distributions to Intel’s noncontrolling interest of $2.3 million.

PPA Entity’s Activities Summary
The table below shows the details of the one Investment Company VIEs that was active during the year ended December 31, 2023 and its cumulative activities from inception to the years indicated (dollars in thousands):

PPA V
Overview:
Maximum size of installation (in megawatts)	40
Installed size (in megawatts)	37
Term of power purchase agreements (in years)	15
First system installed	Jun-15
Last system installed	Dec-16
Initial income (loss) and tax benefits allocation to Equity Investor	99%
Initial cash allocation to Equity Investor	90%
Income (loss), tax and cash allocations to Equity Investor after the flip date	No flip
Equity Investors[1]	Constellation[2] and Intel
Company cash contributions	$27,932
Equity Investor cash contributions	227,344
Debt financing	131,237
Activity as of December 31, 2023:
Distributions to Equity Investor	227,344
Debt repayment—principal	267,226
Activity as of December 31, 2022:
Distributions to Equity Investor	30,786
Debt repayment—principal	139,795
Activity as of December 31, 2021:
Distributions to Equity Investor	26,601
Debt repayment—principal	132,587

[1] Investor names represent ultimate parents of subsidiary financing the project. Bloom purchased the equity interest in PPA V from Equity Investors in fiscal 2022 and 2023. Refer to the sections entitled PPA V Interest Buyout and PPA V Repowering of the Energy Servers for further details.

[2] Formerly known as Exelon Corporation.

PPA Entity’s Aggregate Assets and Liabilities
Generally, the assets of an operating company owned by an Investment Company can be used to settle only the operating company obligations, and the operating company creditors do not have recourse to us. The following were the aggregate carrying values of our VIE’s assets and liabilities in our consolidated balance sheets, after eliminations of intercompany transactions and balances, including PPA V in the PPA V transaction as of December 31, 2022 (in thousands):

December 31,
2022
Assets
Current assets:
Cash and cash equivalents	$5,008
Restricted cash	550
Accounts receivable	2,072
Prepaid expenses and other current assets	1,927
Total current assets	9,557
Property and equipment, net	133,285
Restricted cash	8,000
Other long-term assets	1,869
Total assets	$152,711
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$1,037
Deferred revenue and customer deposits	662
Non-recourse debt	13,307
Total current liabilities	15,006
Deferred revenue and customer deposits	4,748
Non-recourse debt	112,480
Total liabilities	$132,234
Before the sale on August 24, 2023, we consolidated PPA V as a VIE in the PPA V transaction, as we had determined that we were the primary beneficiary of this VIE. PPA V contained debt that was non-recourse to us and owned the Energy Server assets for which we did not have title.
11. Related Party Transactions
On September 23, 2023, all 13,491,701 shares of the Series B RCPS (i.e., the Second Tranche Shares) were automatically converted into shares of our Class A common stock. For more information on the Second Tranche Closing, see Note 17 — SK ecoplant Strategic Investment. Consequently, SK ecoplant became a principal owner of an aggregate of 23,491,701 shares of our Class A common stock, including (i) 10,000,000 shares held with sole voting and investment power (as a result of the conversion of 10,000,000 shares of our Series A RCPS into 10,000,000 shares of our Class A common stock on November 8, 2022) and (ii) 13,491,701 shares held with shared voting and investing power with Econovation LLC, 51.67% and 48.33% of which is owned by SK ecoplant and Blooming Green Energy, respectively, as the assignee of the Second Tranche Shares. SK ecoplant is considered to be a related party as of September 23, 2023, and became entitled to nominate a member to the Board of Directors of Bloom. As of December 31, 2023, SK ecoplant’s beneficial ownership of our Class A common stock represents 10.5% of our outstanding Class A common stock.

Our operations included the following related party transactions (in thousands):

	Years Ended December 31,
	2023	2022	2021

Total revenue from related parties[1]	$487,240	$36,281	$16,038
Cost of product revenue[2]	133	—	—
General and administrative expenses[3]	812	—	—
Interest expense[4]	84	—	—
1 Includes revenue from SK ecoplant for the year ended December 31, 2023, which became a related party on September 23, 2023, however we had transactions with SK ecoplant in prior periods (see Note 17 — SK ecoplant Strategic Investment). Revenue from related parties for the years ended December 31, 2022 and 2021 relate to Korean JV in its entirety.
2 Includes expenses billed by SK ecoplant to Korean JV for headcount support, maintenance and other services.
3 $0.6 million relate to rent expenses per operating lease agreements entered between Korean JV and SK ecoplant, $0.2 million relate to miscellaneous expenses billed by SK ecoplant to Korean JV.
4 Interest expense per two term loans entered between Korean JV and SK ecoplant in fiscal 2023 (see Note 7 — Outstanding Loans and Security Agreements).
Below is the summary of outstanding related party balances as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022

Accounts receivable	$262,031	$4,257
Contract assets	6,872	—
Deferred cost of revenue, current	875	—
Prepaid expenses and other current assets (Note 17)	2,257	—
Operating lease right-of-use assets[1]	2,031	—
Other long-term assets (Note 17)	9,069	—
Accounts payable	77	—
Accrued expenses and other current liabilities	3,427	—
Deferred revenue and customer deposits, current	1,707	—
Operating lease liabilities, current[1]	440	—
Deferred revenue and customer deposits, long-term	6,709	—
Operating lease liabilities, non-current[1]	1,617	—
Non-recourse debt[2] (Note 7)	4,627	—
1 Balances relate to operating leases entered between Korean JV and SK ecoplant.
2 Represent the total balance of two term loans entered between Korean JV and SK ecoplant in fiscal 2023 (see Note 7 — Outstanding Loans and Security Agreements).
Bloom Energy Japan Limited
In May 2013, we entered into a joint venture with Softbank Corp. (“Softbank”), which was accounted for as an equity method investment. Under this arrangement, we sold the Energy Servers and provided maintenance services to the joint venture. On July 1, 2021 (the “BEJ Closing Date”), we acquired Softbank’s 50% interest in the joint venture for a cash payment of $2.0 million and subject to a $3.6 million earn out. As of the BEJ Closing Date, Bloom Energy Japan Limited (“Bloom Energy Japan”) is no longer considered a related party. For the year ended December 31, 2021 we recognized related party revenue of $1.6 million.
SK ecoplant Joint Venture and Strategic Partnership

In September 2019, we entered into a joint venture agreement with SK ecoplant to establish a light-assembly facility in the Republic of Korea for sales of certain portions of our Energy Servers for the stationary utility and commercial and industrial market in the Republic of Korea. Based on the expanded relationship between us and SK ecoplant, the joint venture in 2022 and 2023 was further extended. The joint venture is a VIE of Bloom and we consolidate it in our financial statements as we are the primary beneficiary and therefore have the power to direct activities which are most significant to the joint venture. For the years ended December 31, 2023, 2022 and 2021, we recognized related party revenue of $37.3 million, $36.3 million and $14.5 million, respectively. As of December 31, 2023 and 2022, we had outstanding accounts receivable of $19.6 million and $4.3 million, respectively.
For additional information, see Note 17 — SK ecoplant Strategic Investment.
12. Restructuring
In September 2023, as a result of a review of current strategic priorities and resource allocation, we approved the Restructuring Plan intended to realign our operational focus to support our multi-year growth, scale the business, and improve our cost structure and operating margins. The Restructuring Plan included (i) an optimization of our workforce across multiple functions, (ii) a relocation of our Repair & Overhaul (“R&O”) department from our manufacturing and warehousing facility in Newark, Delaware, to Mexico, and (iii) a closure of a manufacturing, warehousing, research and development (“R&D”) facility in Sunnyvale, California (i.e., facility closure). We began executing the Restructuring Plan in September 2023 and expect these efforts to continue in subsequent quarters. The restructuring activities are expected to be completed in the first half of fiscal 2024, subject to local law and consultation requirements, as well as our business needs.
The determination of when we accrue for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. We account for one-time benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) and account for ongoing benefit arrangements in accordance with ASC 712, Nonretirement Postemployment Benefits. For involuntary termination benefits that are not provided under the terms of an ongoing benefit arrangement, the liability for the current fair value of expected future costs associated with a management-approved restructuring plan is recognized in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, employee termination costs are accrued when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. The restructuring charges that have been incurred but not yet paid are recorded in accrued expenses and other current liabilities in our consolidated balance sheets, as they are expected to be settled within the next twelve months. Other costs associated with restructuring or exit activities may include contract termination costs, relocation costs and impairments of long-lived assets, which are expensed in accordance with ASC 420 and ASC 360, Property, Plant and Equipment.
According to the Restructuring Plan, 74 full-time employees and 48 contractors were separated from the Company in September 2023. An additional 71 full-time employees and 8 contractors separated from the Company in October 2023. Both full-time employees and contractors who were impacted by the restructuring were eligible to receive severance benefits.
On October 28, 2023, we communicated to additional 61 full-time employees about their forthcoming separation from the Company on January 2, 2024. These employees are sent on paid leave from the communication date through January 2, 2024, and are eligible for one-time employee termination benefits represented by the base salary they earn through the term of the leave.
In fiscal 2023, we incurred $9.3 million in restructuring costs recorded as severance expenses of $5.3 million, facility closure costs of $2.6 million, and other restructuring costs of $1.4 million. We expect to incur another $7.6 million in restructuring costs in subsequent quarters, out of which we expect $3.5 million will relate to relocation costs, $3.3 million will relate to the facility closure costs, and $0.8 million will relate to other one-time employee termination benefits. However, the actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

The following table presents our current liability as accrued for restructuring charges on our consolidated balance sheets. The table sets forth an analysis of the components of the restructuring charges and payments made against the accrual for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	Facility Closure	Severance	Other	Total

Balance at December 31, 2022	$—	$—	$—	$—
Restructuring accruals	2,611	5,306	1,249	9,166
Payments	(34)	(4,842)	(497)	(5,373)
Balance at December 31, 2023	$2,577	$464	$752	$3,793
Facility closure costs recorded in fiscal 2023 in accordance with ASC 420 related to the closure of a manufacturing, warehousing, R&D facility in Sunnyvale, California, which is planned to be consolidated with our manufacturing facility in Fremont, California. At December 31, 2023, $2.6 million of accrued facility closure costs were included in accrued expenses and other current liabilities in our consolidated balance sheets.
Severance expense recorded in fiscal 2023 in accordance with ASC 420 was a result of the separation of 145 full-time employees and 56 contractors associated with the Restructuring Plan. At December 31, 2023, $0.5 million of accrued severance-related costs were included in accrued expenses and other current liabilities in our consolidated balance sheets.
Other costs are represented by (1) $0.2 million of performance bonuses, (2) $0.2 million of stock-based compensation expense, and (3) $1.0 million of other one-time employee termination benefits. On December 31, 2023, $0.8 million of accrued other costs were included in accrued expenses and other current liabilities in our consolidated balance sheets, respectively.
The following table summarizes restructuring costs included in the accompanying consolidated statements of operations (in thousands):

Year Ended December 31, 2023

Cost of product revenue	$2,976
Cost of installation revenue	71
Cost of service revenue	521
Operating expenses:
Research and development	1,609
Sales and marketing	1,679
General and administrative	2,467
Total	$9,323

13. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers — In order to reduce manufacturing lead-times for an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we occasionally issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of December 31, 2023 and December 31,
2022, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Performance Guarantees — We guarantee the performance of the Energy Servers at certain levels of output and efficiency to our customers over the contractual term. We monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded as service revenue in the consolidated statements of operations. We paid $25.9 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively, for such performance guarantees.
Letters of Credit — In 2019, pursuant to the PPA II upgrade of the Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative developments and established a cash-collateralized letter of credit facility for this purpose. As of December 31, 2023 and December 31, 2022, the balance of this cash-collateralized letter of credit was $40.4 million and $69.1 million, respectively.
In August 2023, as part of the PPA V Upgrade, the debt service reserve of $8.6 million was reclassified from restricted cash to cash and cash equivalents at the time of repayment of the 3.04% Senior Secured Notes due June 2031. For additional information, please see Note 7 – Outstanding Loans and Security Agreements and Note 10 – Portfolio Financings. The restricted cash held in PPA V as of December 31, 2022, was $8.6 million.
In addition, we have other outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as restricted cash in our consolidated balance sheets. In September 2023, we canceled certain existing cash-collateralized letters of credit with an approximate value of $60.4 million issued to our customers in the Republic of Korea under long-term service agreements and replaced them with surety bonds on a non-collateralized basis. As of December 31, 2023 and December 31, 2022, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations were $32.6 million and $84.3 million, respectively.
Pledged Funds — In 2019, pursuant to the PPA IIIb upgrade of the Energy Servers, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations. As of December 31, 2023 and December 31, 2022, the balance of the restricted cash fund was $7.6 million and $7.9 million, respectively.
Contingencies
Indemnification Agreements — We enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. Our exposure under these agreements is unknown because it involves future claims that may be made against us but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
Delaware Economic Development Authority — In March 2012, we entered into an agreement with the Delaware Economic Development Authority to provide a grant of $16.5 million to us as an incentive to establish a new manufacturing facility in Delaware and to provide employment for full time workers at the facility over a certain period of time. The approved grant consisted of two components — a performance grant of $12.0 million that was received in 2012-2013 and was tied to total compensation paid to full time workers, and a supplier incentive grant of $4.5 million that we would have received if we had employed 900 full time employees by pre-established dates. We forfeited the entire $4.5 million supplier incentive component of the grant. We forfeited and repaid two portions of the performance grant based on our achievement of one out of three milestones for the total compensation paid to full time workers, as follows:
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
We account for grants by analogizing to the grant accounting model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. We recognize grant funding with conditions as a reduction of expenses the related costs for which the grant is intended to compensate in the period during which the related qualifying expenses are incurred and as the grant conditions are fulfilled. Any amount received in advance of fulfilling such conditions is recorded in accrued expenses and other current liabilities in our consolidated balance sheets, if the conditions are expected to be met within the next twelve months, and in other long-term liabilities in our consolidated balance sheets, if the conditions are expected to be met in more than twelve-month period.
As of December 31, 2022, we recorded $9.5 million of grant related liability in accrued expenses and other current liabilities for future repayment of the grant. As of September 30, 2023, we concluded there was reasonable assurance that we had met the grant requirements, and $9.5 million was recognized in the consolidated statements of operations as a reduction in (i) cost of product revenue of $5.3 million, (ii) cost of service revenue of $2.9 million, (iii) general and administrative expenses of $0.6 million, (iv) research and development expenses of $0.5 million, and (v) sales and marketing expenses of $0.2 million for the year ended December 31, 2023.
Investment Tax Credits — Our Energy Servers are eligible for federal ITCs that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed of or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives.
Legal Matters — We are involved in various legal proceedings that arise in the ordinary course of business. We review all legal matters at least quarterly and assess whether an accrual for loss contingencies needs to be recorded. We record an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matter may be materially different from our estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or in future periods.
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
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors’ alleging violations under Sections 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. On September 3, 2019, the court appointed a lead plaintiff and lead plaintiffs’ counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in the IPO and our auditor as defendants for the Section 11 claim, as well as adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against us, and certain members of our senior management team. The amended complaint alleged a class period for all claims from the time of our IPO until September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint, which continued to make the same claims and added allegations pertaining to the restatement and, as to claims under the Exchange Act, extended the putative class period through February 12, 2020. On July 1, 2020, we and the other defendants filed motions to dismiss the second amended complaint. On September 29, 2021, the court entered an order dismissing with leave to amend (1) five of seven statements or groups of statements alleged to violate Sections
11 and 15 of the Securities Act and (2) all allegations under the Exchange Act. All allegations against our auditors were also dismissed. Plaintiffs elected not to amend the complaint and instead on October 22, 2021 filed a motion for entry of final judgment in favor of our auditors so that plaintiffs could appeal the dismissal of those claims. The court denied that motion on December 1, 2021 and in response plaintiffs filed a motion asking the court to certify an interlocutory appeal as to the accounting claims. The court denied plaintiffs’ motion on April 14, 2022. The claims for violation of Sections 11 and 15 of the Securities Act that were not dismissed by the court entered the discovery phase.
On January 6, 2023, Bloom and the plaintiffs’ entered into an agreement in principle to settle the claims against Bloom, its executives and directors, and the IPO underwriters for a payment of $3 million, which we expect to be funded entirely by our insurers. If the settlement becomes effective, we expect it to result in a dismissal with prejudice of all claims against us, our executives and directors, and the underwriters. The settlement does not constitute an acknowledgement of liability or wrongdoing. On June 30, 2023, Bloom and the plaintiff’s executed a definitive settlement agreement containing the foregoing terms and customary terms for class action settlements, and on the same date, filed the settlement agreement with the court to seek its approval. The judge issued a preliminary approval of the settlement on October 31, 2023. Notice of the settlement together with requested Plaintiff attorney fees has been sent to the defined class of Bloom stockholders and a final fairness hearing on May 2, 2024 will occur before the settlement is final.
In June 2021, we filed a petition for writ of mandate and a complaint for declaratory and injunctive relief in the Santa Clara Superior Court against the City of Santa Clara for failure to issue building permits for two of our customer installations and asking the court to require the City of Santa Clara to process and issue the building permits. In October 2021, we filed an amended petition and complaint that asserts additional constitutional and tort claims based on the City’s failure to timely issue the Energy Server permits. Discovery has commenced and we are aggressively pursuing all claims. On February 4, 2022, the City of Santa Clara filed a demurrer seeking to dismiss all of the Company’s claims. The trial judge rejected the demurrer on all claims except one, and allowed Bloom to leave to amend that claim. The second amended petition was filed on July 5, 2022. The City of Santa Clara demurred only to the amended cause of action seeking damages for tortious conduct. The trial judge granted that demurrer and struck the tort claim on October 27, 2022; the writ of mandate and constitutional claims were allowed to proceed. The parties are currently briefing the writ of mandate claims which seek immediate issuance of the building permits. On April 21, 2023, the parties executed a settlement agreement which allows our two pending customer installations to proceed under building permits and requires the City of Santa Clara to amend its zoning code so that future installations of Bloom Energy Servers in Santa Clara require only building permits.
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
On February 23, 2023, we filed an amended complaint adding additional causes of action and filed objections to the Magistrate’s report and recommendation. On April 26, 2023, Judge Gilstrap overruled our objections to the Magistrate’s report and recommendation and stayed the district court action pending arbitrability determinations by the arbitrator in the WIPO proceeding. The arbitration had been held in abeyance awaiting the decision of the Eastern District of Texas. A hearing by the arbitrator in WIPO on arbitrability took place on June 27, 2023. On October 2, 2023, the arbitrator in the WIPO proceeding issued a ruling concluding that all the parties’ claims were arbitrable. On November 18, 2023, the arbitrator bifurcated the arbitration into a first phase that will focus on Bloom’s claims directed to improper inventorship of the Patents-in-Suit and Bloom’s defective product claims. Briefing on the first phase will take place throughout 2024 with a potential evidentiary hearing to be scheduled in 2025. We are unable to predict the ultimate outcome of the arbitration at this time.

14. Segment Information
Our chief operating decision makers (“CODM”), the Chief Executive Officer and the Chief Financial Officer, review financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The CODM allocates resources and make operational decisions based on direct involvement with our operations and product development efforts. We are managed under a functionally based organizational structure with the head of each function reporting to the Chief Executive Officer. The CODM assesses performance, including incentive compensation, based upon consolidated operations performance and financial results on a consolidated basis. As such, we have a single operating unit structure and are a single reporting segment.

15. Income Taxes
The components of loss before the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

United States	$(310,243)	$(320,107)	$(195,208)
Foreign	4,200	6,118	2,885
Total	$(306,043)	$(313,989)	$(192,323)
 The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021

Current:
Federal	$—	$—	$—
State	246	374	107
Foreign	1,640	1,158	1,012
Total current	1,886	1,532	1,119
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	8	(435)	(73)
Total deferred	8	(435)	(73)
Total provision for income taxes	$1,894	$1,097	$1,046

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Tax at federal statutory rate	$(64,270)	$(65,922)	$(40,387)
State taxes, net of federal effect	246	374	107
Impact of noncontrolling interest	1,222	2,872	6,074
Elimination of acquiree deferred taxes	—	—	2,149
Non-U.S. tax effect	1,067	(387)	412
Nondeductible expenses and losses	5,239	2,258	1,311
Stock-based compensation	3,222	7,019	5,307
Loss on debt extinguishment	—	—	—
U.S. tax on foreign earnings (GILTI)	86	2,525	59
(Gain) loss on SK Equity Transaction	11,811	(3,932)	2,292
Acquisition contingent liability	—	—	(762)
Change in valuation allowance	43,271	56,290	24,484
Provision for income taxes	$1,894	$1,097	$1,046

For the year ended December 31, 2023, the Company recognized a provision for income taxes of $1.9 million on a pre-tax loss of $306.0 million, for an effective tax rate of (0.6)%. For the year ended December 31, 2022, we recognized a provision for income taxes of $1.1 million on a pre-tax loss of $314.0 million, for an effective tax rate of (0.3)%. For the year ended December 31, 2021, we recognized a provision for income taxes of $1.0 million on a pre-tax loss of $192.3 million, for an effective tax rate of (0.5)%. The effective tax rate for 2023, 2022 and 2021 is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

Significant components of our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2023	2022

Tax credits and net operating loss carryforwards	$574,679	$558,779
Lease liabilities	151,470	157,890
Depreciation and amortization	59,790	27,681
Deferred revenue	13,580	18,992
Accruals and reserves	36,096	21,084
Research and development expenditures capitalization	53,991	28,965
Stock-based compensation	19,698	22,675
Disallowed Interest expenses	29,581	29,159
Investment in PPA entities	—	4,354
Other items — deferred tax assets	1,695	1,519
Gross deferred tax assets	940,580	871,098
Valuation allowance	(831,597)	(758,242)
Net deferred tax assets	108,983	112,856
Managed services — deferred costs	(16,826)	(18,974)
Right-of-use assets and leased assets	(88,391)	(90,682)
Other items — deferred tax liability	(2,381)	(2,049)
Gross deferred tax liabilities	(107,598)	(111,705)
Net deferred tax asset	$1,385	$1,151
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
The valuation allowance for deferred tax assets was $831.6 million and $758.2 million as of December 31, 2023 and 2022, respectively. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $73.4 million and an increase of $69.0 million, respectively.
At December 31, 2023, we had federal and California net operating loss carryforwards of $2.1 billion and $1.5 billion, respectively, to reduce future taxable income. The expiration of federal and California net operating loss carryforwards is summarized as follows (in billions):

	Federal	California
Expire in 2024 — 2028	$0.2	$0.1
Expire in 2029 — 2033	0.7	0.6
Expire beginning in 2034	0.8	0.8
Carryforward indefinitely	0.4	—
Total	$2.1	$1.5

At December 31, 2023, we also had other state net operating loss carryforwards of $369.5 million, that began to expire in fiscal 2024. In addition, at December 31, 2023, we had approximately $39.1 million of federal research credit, $6.6 million of federal investment tax credit, and $19.1 million of state research credit carryforwards.
The expiration of the federal and California credit carryforwards is summarized as follows (in millions):

	Federal	California
Expire in 2024 — 2028	$4.3	$—
Expire in 2029 — 2033	7.9	—
Expire beginning in 2034	33.5	—
Carryforward indefinitely	—	19.1
Total	$45.7	$19.1
We have not reflected deferred tax assets for the federal and state research credit carryforwards as the entire amount of the carryforwards represent unrecognized tax benefits.
Internal Revenue Code Section 382 (“Section 382”) limits the use of net operating loss and tax credit carryforwards in certain situations in which changes occur in our capital stock ownership. Any annual limitation may result in the expiration of net operating losses and credits before utilization. If we should have an ownership change, as defined by the tax law, utilization of the net operating loss and credit carryforwards could be significantly reduced. We completed a Section 382 analysis through December 31, 2023. Based on this analysis, Section 382 limitations will not have a material impact on our net operating loss and credit carryforwards related to any ownership changes.
During the year ended December 31, 2023, the amount of uncertain tax positions increased by $9.8 million. We have not recorded any uncertain tax liabilities associated with our tax positions.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Unrecognized tax benefits beginning balance	$48,389	$42,010	$37,753
Gross decrease for tax positions of prior year	(152)	(55)	—
Gross increase for tax positions of prior year	1,307	—	95
Gross increase for tax positions of current year	8,613	6,434	4,162
Unrecognized tax benefits end balance	$58,157	$48,389	$42,010
If fully recognized in the future, there would be no impact to the effective tax rate, and $54.1 million would result in adjustments to the valuation allowance. We do not have any tax positions that are expected to significantly increase or decrease within the next 12 months.
Interest and penalties, to the extent there are any, would be included in income tax expense. There were no material interest or penalties accrued during or for the years ended December 31, 2023 and 2022.
We are subject to taxation in the U.S. and various states and foreign jurisdictions. Our 2020 tax year that was under audit by the IRS has been closed in 2023 without a material impact on our financial position. All of our tax years will remain open for examination by federal and state authorities for three and four years from the date of utilization of any net operating losses and tax credits.
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

On August 16, 2022, the U.S. government enacted the IRA. The IRA establishes a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The enactment of the IRA did not have a material impact to our tax expense for the years ended December 31, 2023 and 2022, but we are currently assessing the impact of the production and tax credit-related IRA provisions on our business for future periods.
The accumulated undistributed foreign earnings of the Company as of December 31, 2023 have been subject to either the deemed one-time mandatory repatriation under the Tax Act or the current year income inclusion under GILTI regime for U.S. tax purposes. If we were to make actual distributions of some or all of these earnings, including earnings accumulated after December 31, 2017, we would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. We have not accrued for these potential U.S. state income tax and foreign withholding taxes because we intend to permanently reinvest our foreign earnings in our international operations. However, any additional income tax associated with the distribution of these earnings would be immaterial.

16. Net Loss per Share Available to Common Stockholders
Net loss per share (basic) available to common stockholders is calculated by dividing net loss available to common stockholders by the weighted-average shares of common stock outstanding for the period. Net loss per share is the same for each class of common stock as they are entitled to the same liquidation and dividend rights. As a result, net loss per share (basic) and net loss per share (diluted) available to common stockholders are the same for both Class A and Class B common stock and are combined for presentation. On July 27, 2023, each share of our Class B common stock automatically converted into one share of our Class A common stock.
Net loss per share (diluted) is computed by using (i) the if-converted method when calculating the potentially dilutive effect, if any, of our convertible notes, and our redeemable convertible preferred stock, and (ii) the treasury stock method when calculating the potentially dilutive effect, if any, of our outstanding stock options and awards, and shares issued in conjunction with the Company’s ESPP. Net loss per share (diluted) available to common stockholders is then calculated by dividing the resulting adjusted net loss available to common stockholders by the combined weighted-average number of fully diluted common shares outstanding. There were no adjustments to net loss available to common stockholders (diluted). Equally, there were no adjustments to the weighted average number of outstanding shares of common stock (basic) in arriving at the weighted average number of outstanding shares (diluted), as such adjustments would have been antidilutive.

The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss available to common stockholders	$(302,116)	$(301,708)	$(164,473)
Denominator:
Weighted average shares of common stock, basic and diluted	212,681	185,907	173,438
Net loss per share available to common stockholders, basic and diluted	$(1.42)	$(1.62)	$(0.95)
The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the years presented as their inclusion would have been antidilutive (in thousands):

	Years Ended December 31,
	2023	2022	2021

Convertible notes	35,327	14,187	14,187
Redeemable convertible preferred stock	9,795	8,521	82
Stock options and awards	4,011	5,683	7,018
	49,133	28,391	21,287
As of December 31, 2022, pursuant to the notice received from SK ecoplant of its intent to exercise its option to purchase additional shares of our Class A common stock, there were an additional 13,491,701 common stock equivalents that were excluded from the table above.

17. SK ecoplant Strategic Investment
In October 2021, we expanded our existing relationship with SK ecoplant. As part of this arrangement, we amended the previous Preferred Distribution Agreement (the “Restated PDA”) and the Joint Venture Agreement (the “JVA”) with SK ecoplant. The Restated PDA establishes SK ecoplant’s purchase commitments for our Energy Servers for the three-year period on a take-or-pay basis as well as the basis for determining the prices at which the Energy Servers and related components will be sold. The restated JVA increases the scope of assembly done by the joint venture facility in the Republic of Korea, which was established in 2019, for the procurement of local parts for our Energy Servers and the assembly of certain portions of the Energy Servers for the South Korean market. The joint venture is a VIE of Bloom and we consolidate it in our financial statements as we are the primary beneficiary and therefore have the power to direct activities which are most significant to the joint venture.
In October 2021, we also entered into a new Commercial Cooperation Agreement (the “CCA”) regarding initiatives pertaining to the hydrogen market and general market expansion for our products.
In September 2023, we entered into the Amended and Restated JVA and the Share Purchase Agreement (together, the “Amended JV Agreements”) with SK ecoplant which changed the share of our voting rights in the Korean JV to 40% and increased the scope of assembly done by the joint venture facility in the Republic of Korea to full assembly. Neither the Amended JV Agreements, nor the fact that SK ecoplant is considered to be our related party after the conversion of Series B RCPS into shares of our Class A common stock (for additional information, please see Note 11 — Related Party Transactions)

changed our status as the primary beneficiary of the Korean JV. Therefore, we continue to consolidate this VIE in our financial statements as of December 31, 2023.
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our consolidated balance sheets, after eliminations of intercompany transactions and balances, as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,003	$2,591
Accounts receivable	19,567	4,257
Inventories	8,156	13,412
Prepaid expenses and other current assets	644	2,645
Total current assets	31,370	22,905
Property and equipment, net	2,519	1,141
Operating lease right-of-use assets	2,138	2,390
Other long-term assets	46	47
Total assets	$36,073	$26,483
Liabilities
Current liabilities:
Accounts payable	$3,480	$5,607
Accrued expenses and other current liabilities	2,347	1,355
Deferred revenue and customer deposits	—	2
Operating lease liabilities	440	393
Total current liabilities	6,267	7,357
Operating lease liabilities	1,617	2,000
Non-recourse debt	4,627	—
Total liabilities	$12,511	$9,357
In September 2023, and December 2023, we entered into the First and the Second Amendments to the Restated PDA, respectively (the “First Amended Restated PDA” and the “Second Amended Restated PDA”, respectively). The First Amended Restated PDA amends the delivery terms. The Second Amended Restated PDA extends the initial term of the Restated PDA to December 31, 2027 and increases SK ecoplant’s purchase commitments for Bloom Energy products.
The Second Amended Restated PDA adds a new minimum purchase commitment of 250 megawatts and extends the timing of delivery of the remaining take-or- pay commitment under the original agreement. For the four-year period from January 1, 2024 to December 31, 2027, the total purchase commitment under the Second Amended Restated PDA is 500 megawatts, including a recommitment of 250 megawatts from the Restated PDA and an additional 250 megawatts commitment.
Under the Second Amended Restated PDA SK ecoplant can fulfill its volume commitments with both our Energy Servers and the Electrolyzer and this enables SK ecoplant to pursue opportunities globally outside of the Republic of Korea. The purchase commitments are expressed on a quarterly and annual basis. Should SK ecoplant fail to meet these purchase commitments, this would constitute an event of default and we would be entitled to damages equivalent to the lost profit.
The Initial Investment
In October 2021, we entered into the SPA pursuant to which we agreed to sell and issue to SK ecoplant 10,000,000 shares of Series A RCPS at a purchase price of $25.50 per share for an aggregate purchase price of $255.0 million. On

December 29, 2021, the closing of the sale of the Series A RCPS was completed, and we issued 10,000,000 shares of the Series A RCPS (the “Initial Investment”).
In addition to the Initial Investment, the SPA provided SK ecoplant with an option to acquire a variable number of shares of Class A common stock (the “Option”). According to the SPA, SK ecoplant was entitled to exercise the Option through August 31, 2023, and the transaction must have been completed by November 30, 2023.
The sale of Series A RCPS was recorded at its fair value of $218.0 million on the date of issuance. Accordingly, we allocated the excess of the cash proceeds received of $255.0 million plus the change in fair value of the Series A RCPS between October 23, 2021, and December 29, 2021, of $9.7 million, over the fair value of the Series A RCPS on December 29, 2021, and the fair value of the Option on October 23, 2021, to the PDA. This excess amounted to $37.0 million and was recorded in deferred revenue and customer deposits. Accordingly, during the years ended December 31, 2022 and 2021, we recognized product revenue of $9.6 million and $2.8 million, respectively, in connection with this arrangement. No product revenue was recognized during the year ended December 31, 2023 in connection with this arrangement. As of December 31, 2022, the unrecognized amount of $24.6 million included $10.0 million in current deferred revenue and customer deposits and $14.6 million in non-current deferred revenue and customer deposits on the consolidated balance sheets. As of December 31, 2023, the unrecognized amount of deferred revenue and customer deposits was reduced to zero as a result of the Second Tranche Closing (see details below in section “The Second Tranche Closing”).
Restated PDA, JVA, CCA and the SPA entered into with SK ecoplant concurrently were evaluated as a combined contract in accordance with ASC 606 and, to the extent applicable for separated components, under the guidance of Topic 815 Derivatives and Hedging and applicable subsections and ASC 480, Distinguishing Liabilities from Equity.
We concluded that the Option was a freestanding financial instrument that should have been separately recorded at fair value on the date the SPA was executed. We determined the fair value of the Option on that date to be $9.6 million.
On August 10, 2022, pursuant to the SPA, SK ecoplant notified us of its intent to exercise its option to purchase additional shares of our Class A common stock, pursuant to a Second Tranche Exercise Notice (as defined in the SPA) electing to purchase 13,491,701 shares at a purchase price of $23.05 per share. The Option was fairly valued as of the notice date at $4.2 million, and gain on revaluation of $9.0 million was recorded under other (expense) income, net in our consolidated statements of operations. Upon the receipt of the notice from SK ecoplant the Option met the criteria of equity award and was classified as a forward contract as part of additional paid-in capital.
On November 8, 2022, each share of the Series A RCPS was converted into 10,000,000 shares of Class A common stock.
On December 6, 2022, SK and Bloom mutually agreed to delay the Second Tranche Closing until March 31, 2023. The mutual agreement to modify the closing date did not change the accounting or valuation of the equity-classified forward recorded.
The Second Tranche Closing
On March 20, 2023, SK ecoplant entered into the Amended SPA with us, pursuant to which on March 23, 2023, we issued and sold to SK ecoplant 13,491,701 shares of non-voting Series B RCPS, par value $0.0001 per share, at a purchase price of $23.05 per share for cash proceeds of $311.0 million, excluding issuance cost of $0.5 million.
The Amended SPA triggered the modification of the equity-classified forward contract on Class A common stock, which resulted in the derecognition of the pre-modified fair value of the forward contract given to SK ecoplant of $76.2 million. We valued the forward contract as the difference between our Class A common stock trading price adjusted by a discount for lack of marketability (“DLOM”) as of the date of Amended SPA (the “Valuation Date”) and the present value of the strike price, with further reduction associated with the expected outcome of the Second Tranche Closing. The derecognition of the pre-modified fair value was recorded in additional paid-in capital in our consolidated balance sheets as of December 31, 2023.
The Series B RCPS was accounted for as a stock award with liability and equity components. The liability component of the Series B RCPS was recognized at the redemption value of $311.0 million, less issuance costs of $0.5 million, and was recorded in current liabilities in our consolidated balance sheets as of December 31, 2023. The equity component of the Series B RCPS (the “Conversion Option”) was valued as a European-type call option under the guidance of ASC 718 by applying the Black-Scholes valuation model using inputs of the strike price, maturity, risk-free rate, and volatility. In addition, DLOM was applied to the Class A common stock price. The Conversion Option was recognized at its fair value of $16.1 million on March 20, 2023 and recorded in additional paid-in capital in our consolidated balance sheets as of December 31, 2023.
On March 20, 2023, in connection with the Amended SPA we also entered into the Loan Agreement, pursuant to which we had the option to draw on a loan from SK ecoplant with a maximum principal amount of $311.0 million, a maturity of five years and an interest rate of 4.6%, should SK ecoplant have sent a redemption notice to us under the Amended SPA (i.e., loan commitment asset). We concluded that the loan commitment was a freestanding financial instrument as of the Valuation Date, as such its fair value was based on the difference between the present value of cash flows associated with a loan with a market-participant based interest rate (i.e., the rate for which the value of the hypothetical loan agreement equals the face value of the Loan Agreement) and the cash flows associated with the loan committed to by SK ecoplant, and applied a redemption probability to the difference. The Series B RCPS redemption probability was obtained from a lattice model used to value the Series B preferred stock. As of December 31, 2023, the loan commitment asset from SK ecoplant was derecognized as a result of automatic conversion of all shares of the Series B RCPS into shares of our Class A common stock.
The Amended SPA and the Loan Agreement provided us with cash proceeds of $311.0 million and a loan commitment asset of $52.8 million from SK ecoplant for total consideration of $363.8 million. In return, SK ecoplant received consideration of $403.3 million, consisting of the release from the obligation to close on the original transaction fair valued at $76.2 million, the obligation from us to issue the Series B RCPS at redemption value of $311.0 million, and the option to convert the Series B RCPS to Class A common stock, which had an estimated fair value of $16.1 million. The excess consideration provided by us amounted to $39.5 million, which resulted in a reduction of our deferred revenue and customer deposits by $24.6 million related to the Initial Investment, as of December 31, 2023. The net excess consideration of $14.9 million was recognized as $8.2 million in prepaid expenses and other current assets and $6.7 million was classified as other long-term assets in our consolidated balance sheets as of March 31, 2023. The deferred expense is recognized as contra-revenue based on the remaining purchase commitments under the Second Amended Restated PDA. During the year ended December 31, 2023, the deferred expense recognized as contra-revenue was $3.5 million. As a result, as of December 31, 2023, we recognized the net excess consideration of $11.4 million, of which $2.3 million was classified as prepaid expenses and other current assets and $9.1 million was classified as other long-term assets, in our consolidated balance sheets.
On September 23, 2023, all 13,491,701 shares of the Series B RCPS were automatically converted into shares of our Class A common stock pursuant to the Certificate of Designation, dated as of March 20, 2023, setting forth the rights, preferences, privileges, and restrictions of the Series B RCPS, as amended by the Certificate of Amendment to the Certificate of Designation, dated as of April 18, 2023. As a result of the conversion: (i) the liability component of the Series B RCPS of $310.5 million was reclassified to additional paid-in capital, less par value of the issued $13,491,701 shares of our Class A common stock, and (ii) the loan commitment asset was recorded at its fair value of $52.8 million, of which $5.3 million was classified as current and $47.5 million was classified as non-current in our consolidated balance sheets, and was expensed immediately and recognized in interest expense in our consolidated statements of operations.
Upon conversion of all Series B RCPS into shares of our Class A common stock, SK ecoplant is considered to be a related party. For additional information, please see Note 11 — Related Party Transactions.

18. Subsequent Events
There have been no material subsequent events that occurred during the period subsequent to the date of these consolidated financial statements that would require adjustment to our disclosure in the consolidated financial statements as presented.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A — CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of fiscal 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of the end of fiscal 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

ITEM 9B — OTHER INFORMATION
(a) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On February 15, 2024, the Company announced that Gregory Cameron, President and Chief Financial Officer, would be leaving the Company to pursue other opportunities following a transitional period. The Company has begun a search for its next Chief Financial Officer. The Company also announced that effective immediately, Satish Chitoori, age 52, currently the Company’s SVP, Chief of Procurement and Supply Chain, would assume some of Mr. Cameron’s duties, becoming Chief Operations Officer, and leading manufacturing, supply chain, and the customer installation group. Mr. Chitoori will report to KR Sridhar, the Company’s Founder, Chief Executive Officer, Chairman and Director.
(b) Trading Plans
During the fourth quarter ended December 31, 2023, KR Sridhar, Chairman and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense provisions of Rule 10b5-1(c). The plan was adopted on December 3, 2023 and the plan ends on December 31, 2024. The aggregate amount of shares that may be sold under the plan is a) up to 220,000 shares, subject to certain pricing conditions, and b) the number of shares necessary to cover withholding taxes resulting from the vesting of RSUs or PSUs in 2024.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as indicated below, the information required by this Item 10 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023 (the “2024 Annual Meeting”), including under the headings “Corporate Governance,” “Information about Our Executive Officers,” “Business Ethics and Compliance,” and “Delinquent Section 16(a) Reports,” if applicable.
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

ITEM 11 — EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting, including under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting, including under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information”.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting, including under the headings “Related-Party Transactions” and “Director Independence”.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting, including under the heading “Principal Accountant Fees and Services”.

Part IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

See the following Index to Exhibits.

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3	Amended and Restated Bylaws, as effective August 9, 2023	8-K	001-38598	3.1	8/11/2023
3.4	Certificate of Retirement for Class B Common Stock	10-Q	001-38598	3.2	11/8/2023
3.5	Certificate of Elimination of Certificate of Designations of Series B Convertible Preferred Stock	10-Q	001-38598	3.3	11/8/2023
3.6	Certificate of Withdrawal of Certificate of Designation of Series A Redeemable Convertible Preferred Stock	10-Q	001-38598	3.3	5/9/2023
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-225571	4.1	7/9/2018
4.2	Description of Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38598	4.7	2/25/2022
4.3	Indenture, dated as of August 11, 2020, between Bloom Energy Corporation and U.S. Bank National Association, as trustee	8-K	001-38598	4.1	8/11/2020
4.4	Form of certificate representing the 2.50% Green Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1 hereto)	8-K	001-38598	4.1	8/11/2020
4.5	Indenture, dated as of May 16, 2023, between Bloom Energy Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-38598	4.1	5/16/2023
4.6	Form of certificate representing the 3.00% Green Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1)	8-K	001-38598	4.1	5/16/2023
4.7	Irrevocable Proxy of SK ecoplant Co., LTD.				Filed herewith

10.1		2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.3	6/12/2018
10.2	^	2018 Equity Incentive Plan and form of agreements used thereunder	S-1/A	333-225571	10.4	7/9/2018
10.3	^	Amended and Restated 2018 Employee Stock Purchase Plan	8-K	001-38598	10.1	5/16/2022
10.4	^	Ground Lease by and between 1743 Holdings, LLC and the Registrant dated as of March 2012	S-1	333-225571	10.8	6/12/2018
10.5		Net Lease Agreement, dated as of April 4, 2018, by and between the Registrant and 237 North First Street Holdings, LLC	S-1	333-225571	10.29	6/12/2018
10.6		Form of Indemnification Agreement	10-Q	001-38598	10.1	9/7/2018
10.7	^	Preferred Distributor Agreement by and between Registrant and SK Engineering & Construction Co., Ltd dated November 14, 2018	10-K	001-38598	10.28	3/22/2019
10.8	^	Third Amended and Restated Purchase, Use and Maintenance Agreement between Registrant and 2016 ESA Project Company, LLC, dated as of September 26, 2018	10-K	001-38598	10.29	3/22/2019
10.9	*	Amendment No. 1 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of September 28, 2018	10-K	001-38598	10.30	3/22/2019
10.10	*	Amendment No. 2 to Third Amended and Restated Purchase, Use and Maintenance Agreement by and between Registrant and 2016 ESA Project Company, LLC dated as of December 19, 2018	10-K	001-38598	10.31	3/22/2019
10.11		Equity Capital Contribution Agreement between the Company, SP Diamond State Class B Holdings, LLC, Diamond State Generation Partners, LLC, and Diamond State Generation Holdings, LLC, dated June 14, 2019	10-Q	001-38598	10.1	8/14/2019
10.12		Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Holdings LLC dated June 14, 2019	10-Q	001-38598	10.2	8/14/2019
10.13	*	Fuel Cell System Supply and Installation Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.3	8/14/2019
10.14	*	Amended and Restated Master Operations and Maintenance Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.4	8/14/2019
10.15	*	Repurchase Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-Q	001-38598	10.5	8/14/2019
10.16	*	Third Amended and Restated Limited Liability Company Agreement of Diamond State Generation Partners, LLC dated June 14, 2019	10-Q	001-38598	10.6	8/14/2019
10.17	*	Annex 1 (Definitions) to Equity Capital Contribution Agreement (Ex 10.1) and Limited Liability Agreements (Exs. 10.2 and 10.6)	10-Q	001-38598	10.7	8/14/2019
10.18	*	Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019	10-Q	001-38598	10.8	8/14/2019
10.19	*	Annexes to Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 28, 2019	10-Q	001-38598	10.9	8/14/2019

10.20	*	Bloom Energy Corporation 2021 Deferred Compensation Plan	10-K	001-38598	10.26	2/26/2021
10.21	*	Fourth Amended and Restated Limited Liability Company Agreement of Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.32	3/31/2020
10.22	^	Fuel Cell System Supply and Installation Agreement between Bloom Energy Corporation and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.33	3/31/2020
10.23	*	Second Amended and Restated Administrative Services Agreement by and between Bloom Energy Corporation and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.34	3/31/2020
10.24	*	Equity Capital Contribution Agreement with respect to Diamond State Generation Partners, LLC by and among Bloom Energy Corporation, Diamond State Generation Holdings, LLC, SP Diamond State Class B Holdings LLC, Assured Guaranty Municipal Corp. and Diamond State Generation Partners LLC, dated as of December 23, 2019	10-K	001-38598	10.35	3/31/2020
10.25	*	Second Amended and Restated Master Operations and Maintenance Agreement between Bloom Energy Corporation as Operator and Diamond State Generation Partners, LLC dated as of December 23, 2019	10-K	001-38598	10.36	3/31/2020
10.26	*	First Amendment to Repurchase Agreement between the Company and Diamond State Generation Partners LLC, dated June 14, 2019	10-K	001-38598	10.37	3/31/2020
10.27	*	Offer Letter between the Company and Gregory Cameron, dated March 20, 2020	8-K	001-38598	10.1	4/2/2020
10.28		Note Purchase Agreement among the Registrant, the guarantor named therein, and the purchasers listed therein, dated as of March 30, 2020	10-Q	001-38598	10.3	5/11/2020
10.29	^	Amendment Support Agreement by and among the Registrant and the investors named therein, dated as of March 31, 2020	10-Q	001-38598	10.4	5/11/2020
10.30		Amended and Restated Purchase, Use and Maintenance Agreement between the Company and 2018 ESA Project Company, LLC dated June 30, 2020	10-Q/A	001-38598	10.2	8/5/2020
10.31		Preferred Distributor Agreement by and between Registrant and SK D&D Co., Ltd dated January 30, 2019	10-K	001-38598	10.44	2/26/2021
10.32	*	Lease Agreement between Pacific Commons Owner, LP, and Bloom Energy Corporation entered into as of March 13, 2021	10-Q	001-38598	10.1	5/6/2021
10.33	*	Offer Letter between the Registrant and Guillermo Brooks dated May 31, 2021	10-Q	001-38598	10.1	8/6/2021
10.34		Third Amendment to Net Lease Agreement, dated as of June 6, 2021, by and between the Registrant and SPUS9 at First Street, LP	10-Q	001-38598	10.2	8/6/2021
10.35	^	Purchase, Engineering, Procurement and Construction Contract between the Registration, RAD 2021 Bloom ESA Funds I — V, and RAD Bloom Project Holdco LLC, dated as of June 25, 2021	10-Q	001-38598	10.3	8/6/2021
10.36		Operations and Maintenance Agreement between the Registrant and RAD Bloom Project Holdco LLC, dated as of June 25, 2021	10-Q	001-38598	10.4	8/6/2021

10.37	*	Form of Employment, Change in Control and Severance Agreement	10-Q	001-38598	10.5	8/6/2021
10.38	*	Form of Preferred Stock Unit Agreement under 2018 Equity Incentive Plan	10-K	001-38598	10.46	2/25/2022
10.39	^	Securities Purchase Agreement, dated October 23, 2021, by and among the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	10/25/2021
10.40	^	Amended and Restated Preferred Distributor Agreement, dated October 23, 2021, by and among the Registrant, Bloom SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.	10-Q	001-38598	10.2	11/5/2021
10.41		Amendment to the Joint Venture Agreement, dated October 23, 2021, by and between the Registrant and SK ecoplant Co., Ltd.	10-Q	001-38598	10.3	11/5/2021
10.42	*	Investor Agreement, dated December 29, 2021, by and among the Registrant and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	12/30/2021
10.43		Master Supply Agreement, dated December 24, 2021, by and between Registrant and SK E&C BETEK Corporation	10-K	001-38598	10.51	2/25/2022
10.44		Form of Confirmation of Call Option Transaction, between Bloom Energy Corporation and each Option Counterparty	8-K	001-38598	10.1	5/16/2023
10.45	*	Amendments to Securities Purchase Agreement and Investor Agreement, dated March 20, 2023, between the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	3/23/2023
10.46		Shareholder’s Loan Agreement dated as of March 20, 2023, between the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.2	3/23/2023
10.47		First Amendment to the Amended and Restated Preferred Distributor Agreement dated September 29, 2023	8-K	001-38598	10.1	12/22/2023
10.48	*	Second Amendment to the Amended and Restated Preferred Distributor Agreement dated December 21, 2023	8-K	001-38598	10.2	12/22/2023
10.49	^	Offer Letter between the Company and Aman Joshi, dated January 5, 2024	8-K	001-38598	10.1	1/9/2024
10.5	^	Separation and General Release Agreement, dated January 8, 2024	8-K	001-38598	10.2	1/9/2024
21.1		List of Subsidiaries				Filed herewith
23.2		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP				Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

97	Policy on Recoupment and Forfeiture of Incentive Compensation Following a Restatement (Officers)	Filed herewith
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Certain identified information has been omitted by means of marking such information with asterisks in reliance on Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.
**
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16 — FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	February 15, 2024	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	February 15, 2024	By:	/s/ Gregory Cameron
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

Date:	February 15, 2024	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	February 15, 2024	/s/ Gregory Cameron
Gregory Cameron
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 15, 2024	/s/ Michael Boskin
Michael Boskin
Director

Date:	February 15, 2024	/s/ Mary K. Bush
Mary K. Bush
Director

Date:	February 15, 2024	/s/ John T. Chambers
John T. Chambers
Director

Date:	February 15, 2024	/s/ Jeffrey Immelt
Jeffrey Immelt
Director

Date:	February 15, 2024	/s/ Cynthia J. Warner
Cynthia J. Warner
Director

Date:	February 15, 2024	/s/ Eddy Zervigon
Eddy Zervigon
Director