Form 10-Q
period 2024-03-31
Bloom Energy Corp
filed 2024-05-09
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 7, 2024 was as follows:
Class A Common Stock, $0.0001 par value, 227,020,024 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2024

Unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” "Bloom," and “Bloom Energy,” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents[1]	$515,957	$664,593
Restricted cash[1]	51,387	46,821
Accounts receivable less allowance for credit losses of $119 as of March 31, 2024 and December 31, 2023[1,2]	348,422	340,740
Contract assets[3]	33,788	41,366
Inventories[1]	526,351	502,515
Deferred cost of revenue[4]	56,051	45,984
Prepaid expenses and other current assets[1,5]	47,639	51,148
Total current assets	1,579,595	1,693,167
Property, plant and equipment, net[1]	496,225	493,352
Operating lease right-of-use assets[1,6]	138,941	139,732
Restricted cash[1]	15,378	33,764
Deferred cost of revenue	3,552	3,454
Other long-term assets[1,7]	52,363	50,208
Total assets	$2,286,054	$2,413,677
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1,8]	$94,231	$132,078
Accrued warranty	9,197	19,326
Accrued expenses and other current liabilities[1,9]	99,307	130,879
Deferred revenue and customer deposits[1,10]	94,696	128,922
Operating lease liabilities[1,11]	20,513	20,245
Financing obligations	36,727	38,972
Total current liabilities	354,671	470,422
Deferred revenue and customer deposits[1,12]	39,912	19,140
Operating lease liabilities[1,13]	141,024	141,939
Financing obligations	404,728	405,824
Recourse debt	843,477	842,006
Non-recourse debt[1,14]	4,458	4,627
Other long-term liabilities	8,634	9,049
Total liabilities	1,796,904	1,893,007
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares — 600,000,000 shares authorized, and 226,933,763 shares and 224,717,533 shares issued and outstanding and Class B shares — 600,000,000 shares authorized and no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	21	21
Additional paid-in capital	4,394,148	4,370,343
Accumulated other comprehensive loss	(2,139)	(1,687)
Accumulated deficit	(3,925,915)	(3,866,599)
Total equity attributable to common stockholders	466,115	502,078
Noncontrolling interest	23,035	18,592
Total stockholders’ equity	$489,150	$520,670
Total liabilities and stockholders’ equity	$2,286,054	$2,413,677

1 We have a variable interest entity related to a joint venture in the Republic of Korea (see Note 15 — SK ecoplant Strategic Investment), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $292.4 million and $262.0 million as of March 31, 2024 and December 31, 2023, respectively.
3 Including amounts from related parties of $3.5 million and $6.9 million as of March 31, 2024 and December 31, 2023, respectively.
4 Including amounts from related parties of $0.9 million as of December 31, 2023. There were no amounts from related parties as of March 31, 2024.
5 Including amounts from related parties of $2.2 million and $2.3 million as of March 31, 2024 and December 31, 2023, respectively.
6 Including amounts from related parties of $1.9 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively.
7 Including amounts from related parties of $8.3 million and $9.1 million as of March 31, 2024 and December 31, 2023, respectively.
8 Including amounts from related parties of $0.1 million as of December 31, 2023. There were no amounts from related parties as of March 31, 2024.
9 Including amounts from related parties of $6.1 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively.
10 Including amounts from related parties of $5.7 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.
11 Including amounts from related parties of $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.
12 Including amounts from related parties of $3.5 million and $6.7 million as of March 31, 2024 and December 31, 2023, respectively.
13 Including amounts from related parties of $1.4 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.
14 Including amounts from related parties of $4.5 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue:
Product	$153,364	$193,745
Installation	11,444	20,525
Service	56,460	40,663
Electricity	14,030	20,258
Total revenue[1]	235,298	275,191
Cost of revenue:
Product	115,757	129,613
Installation	15,353	25,100
Service	56,506	51,244
Electricity	9,606	14,967
Total cost of revenue	197,222	220,924
Gross profit	38,076	54,267
Operating expenses:
Research and development	35,485	45,690
Sales and marketing	13,599	27,111
General and administrative[2]	38,009	45,147
Total operating expenses	87,093	117,948
Loss from operations	(49,017)	(63,681)
Interest income	7,531	1,995
Interest expense[3]	(14,546)	(11,746)
Other expense, net[4]	(1,170)	(1,343)
Gain on revaluation of embedded derivatives	158	117
Loss before income taxes	(57,044)	(74,658)
Income tax (benefit) provision	(501)	259
Net loss	(56,543)	(74,917)
Less: Net income (loss) attributable to noncontrolling interest	981	(3,350)
Net loss attributable to common stockholders	$(57,524)	$(71,567)
Net loss per share available to common stockholders, basic and diluted	(0.25)	$(0.35)
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	225,587	206,724

1 Including related party revenue of $122.2 million and $0.8 million for the three months ended March 31, 2024, and 2023, respectively.
2 Including related party general and administrative expenses of $0.2 million for the three months ended March 31, 2024. There were no related party general and administrative expenses for the three months ended March 31, 2023.
3 Including related party interest expense of $0.1 million for the three months ended March 31, 2024. There was no related party interest expense for the three months ended March 31, 2023.
4 Including related party other expense, net of $(0.5) million for the three months ended March 31, 2024. There was no related party other expense, net for the three months ended March 31, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(56,543)	$(74,917)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(948)	(271)
Other comprehensive loss, net of taxes	(948)	(271)
Comprehensive loss	(57,491)	(75,188)
Less: Comprehensive income (loss) attributable to noncontrolling interest	485	(3,520)
Comprehensive loss attributable to common stockholders	$(57,976)	$(71,668)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670
Issuance of restricted stock awards	1,483,902	—	—	—	—	—	—	—
ESPP purchase	632,688	—	6,297	—	—	6,297	—	6,297
Exercise of stock options	99,640	—	519	—	—	519	—	519
Stock-based compensation	—	—	16,989	—	—	16,989	—	16,989
Contributions from noncontrolling interest	—	—	—	—	—	—	3,958	3,958
Accrued dividend	—	—	—	—	(1,620)	(1,620)	—	(1,620)
Legal reserve	—	—	—	—	147	147	—	147
Subsidiary liquidation	—	—	—	—	(319)	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	(452)	—	(452)	(496)	(948)
Net (loss) income	—	—	—	—	(57,524)	(57,524)	981	(56,543)
Balances at March 31, 2024	226,933,763	$21	$4,394,148	$(2,139)	$(3,925,915)	$466,115	$23,035	$489,150

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	205,664,690	$20	$3,906,491	$(1,251)	$(3,564,483)	$340,777	$38,039	$378,816
Issuance of restricted stock awards	2,104,904	—	—	—	—	—	—	—
ESPP purchase	449,525	—	7,756	—	—	7,756	—	7,756
Exercise of stock options	114,526	—	769	—	—	769	—	769
Stock-based compensation	—	—	29,294	—	—	29,294	—	29,294
Derecognition of the pre-modified forward contract fair value	—	—	76,242	—	—	76,242	—	76,242
Equity component of redeemable convertible preferred stock	—	—	16,145	—	—	16,145	—	16,145
Foreign currency translation adjustment	—	—	—	(101)	—	(101)	(170)	(271)
Net loss	—	—	—	—	(71,567)	(71,567)	(3,350)	(74,917)
Balances at March 31, 2023	208,333,645	$20	$4,036,697	$(1,352)	$(3,636,050)	$399,315	$34,519	$433,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(56,543)	$(74,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,518	18,150
Non-cash lease expense	8,951	7,934
(Gain) loss on disposal of property, plant and equipment	(2)	191
Revaluation of derivative contracts	(158)	(117)
Stock-based compensation	18,136	27,743
Amortization of debt issuance costs	1,471	665
Unrealized foreign currency exchange loss	1,136	28
Other	(50)	—
Changes in operating assets and liabilities:
Accounts receivable[1]	(7,615)	(78,872)
Contract assets[2]	7,578	(1,051)
Inventories	(24,965)	(127,666)
Deferred cost of revenue[3]	(10,183)	5,793
Prepaid expenses and other current assets[4]	3,509	(4,527)
Other long-term assets[5]	(2,155)	(128)
Operating lease right-of-use assets and operating lease liabilities	(8,807)	(7,507)
Finance lease liabilities	97	244
Accounts payable[6]	(33,455)	(26,835)
Accrued warranty	(10,129)	(7,876)
Accrued expenses and other current liabilities[7]	(32,996)	(32,277)
Deferred revenue and customer deposits[8]	(13,454)	(13,108)
Other long-term liabilities	(150)	(577)
Net cash used in operating activities	(147,266)	(314,710)
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,435)	(26,574)
Proceeds from sale of property, plant and equipment	7	—
Net cash used in investing activities	(21,428)	(26,574)
Cash flows from financing activities:
Repayment of debt	—	(9,892)
Proceeds from financing obligations	1,334	1,163
Repayment of financing obligations	(4,958)	(4,266)
Proceeds from issuance of common stock	6,816	8,525
Contributions from noncontrolling interest	3,958	—
Proceeds from issuance of redeemable convertible preferred stock	—	310,957
Net cash provided by financing activities	7,150	306,487
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	(912)	(124)
Net decrease in cash, cash equivalents, and restricted cash	(162,456)	(34,921)
Cash, cash equivalents, and restricted cash:
Beginning of period	745,178	518,366
End of period	$582,722	$483,445

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,714	$13,409
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,742	7,446
Operating cash flows from finance leases	65	254
Cash paid during the period for income taxes	327	213
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$3,539	$4,517
Recognition of operating lease right-of-use asset during the year-to-date period	4,062	6,535
Recognition of finance lease right-of-use asset during the year-to-date period	97	244
Accrual for dividend	1,620	—
Derecognition of the pre-modified forward contract fair value	—	76,242
Equity component of redeemable convertible preferred stock	—	16,145

1 Including changes in related party balances of $30.3 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively.
2 Including changes in related party balances of $3.3 million for the three months ended March 31, 2024. There were no associated related party balances as of March 31, 2023.
3 Including changes in related party balances of $0.9 million for the three months ended March 31, 2024. There were no associated related party balances as of March 31, 2023.
4 Including changes in related party balances of $0.1 million for the three months ended March 31, 2024. There were no associated related party balances as of March 31, 2023.
5 Including changes in related party balances of $0.8 million for the three months ended March 31, 2024. There were no associated related party balances as of March 31, 2023.
6 Including changes in related party balances of $0.1 million for the three months ended March 31, 2024. There were no associated related party balances as of March 31, 2023.
7 Including changes in related party balances of $2.7 million for the three months ended March 31, 2024. There were no associated related party balances as of March 31, 2023.
8 Including changes in related party balances of $0.8 million for the three months ended March 31, 2024. There were no associated related party balances as of March 31, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
The unaudited interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
For information on the nature of our business, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, Nature of Business section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extinguishments, and conversions to equity that we completed during 2023, 2022 and 2021, we had $843.5 million and $4.5 million of total outstanding recourse and non-recourse debt, respectively, as of March 31, 2024, which was classified as long-term debt.
Our future capital requirements depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional working capital, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, our ability to secure financing for customer use of our Energy Servers, the timing of installations and of inventory build in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing in future quarters may affect our financial position and results of operations, including our revenues and cash flows.
In the opinion of management, the combination of our existing cash and cash equivalents and expected timing of operating cash flows is expected to be sufficient to meet our operational and capital cash flow requirements and other cash flow needs for the next 12 months from the date of issuance of this Quarterly Report on Form 10-Q.
Inflation Reduction Act of 2022
For information on the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022, and its impact on our business, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, Inflation Reduction Act of 2022 section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), including all disclosures required by generally accepted accounting principles as applied in the United States (“U.S. GAAP”).
Principles of Consolidation
For information on the principles of consolidation, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, Principles of Consolidation section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Use of Estimates
For information on the use of accounting estimates, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, Use of Estimates section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Concentration of Risk
Geographic Risk — The majority of our revenue for the three months ended March 31, 2024 is attributable to operations with customers in the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”), and for the three months ended March 31, 2023 — to operations in the U.S.. The majority of our long-lived assets are attributable to operations in the U.S. for all periods presented. For the three months ended March 31, 2024 and 2023, total revenue in the Asia Pacific region was 60% and 5%, respectively, of our total revenue.
Credit Risk — At March 31, 2024 and December 31, 2023, one customer that is our related party (see Note 10 — Related Party Transactions) accounted for approximately 84% and 74% of accounts receivable, respectively.
Customer Risk — During the three months ended March 31, 2024, revenue from two customers accounted for approximately 52% and 15% of our total revenue. During the three months ended March 31, 2023, two customers represented approximately 41% and 25% of our total revenue.

2. Summary of Significant Accounting Policies
Refer to the accounting policies described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Accounting Guidance Not Yet Adopted
Refer to the accounting guidance not yet adopted described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies — Accounting Guidance Not Yet Adopted section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Based on the Company’s continued evaluation, we do not expect a material impact from new accounting guidance not yet adopted to our condensed consolidated financial statements.
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

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	March 31,	December 31,
	2024	2023

Accounts receivable	$348,422	$340,740
Contract assets	33,788	41,366
Customer deposits	75,140	75,734
Deferred revenue	59,468	72,328
Contract assets relate to contracts for which revenue is recognized upon transfer of control of performance obligations, but where billing milestones have not been reached. Customer deposits and deferred revenue include payments received from customers or invoiced amounts prior to transfer of control of performance obligations.
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
Contract Assets

	Three Months Ended March 31,
	2024	2023

Beginning balance	$41,366	$46,727
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(18,123)	(10,787)
Revenue recognized and not billed as of the end of the period	10,545	11,838
Ending balance	$33,788	$47,778
Deferred Revenue
Deferred revenue activity during the three months ended March 31, 2024 and 2023, consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023

Beginning balance	$72,328	$94,355
Additions	176,484	224,939
Revenue recognized	(189,344)	(231,446)
Ending balance	$59,468	$87,848

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
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, services and electricity (in thousands):

	Three Months Ended March 31,
	2024	2023

Revenue from contracts with customers:
Product revenue	$153,364	$193,745
Installation revenue	11,444	20,525
Services revenue	56,460	40,663
Electricity revenue	4,827	3,838
Total revenue from contract with customers	226,095	258,771
Revenue from contracts that contain leases:
Electricity revenue	9,203	16,420
Total revenue	$235,298	$275,191

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	March 31,	December 31,
	2024	2023
As Held:
Cash	$112,134	$144,102
Money market funds	470,588	601,076
	$582,722	$745,178
As Reported:
Cash and cash equivalents	$515,957	$664,593
Restricted cash	66,765	80,585
	$582,722	$745,178
Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023

Restricted cash, current	$51,387	$46,821
Restricted cash, non-current	15,378	33,764
	$66,765	$80,585
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with a financial institution. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities. We derecognized $80.7 million and $59.6 million of accounts receivable during the three months ended March 31, 2024 and 2023, respectively.
The cost of factoring such accounts receivable on our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, was $1.9 million and $0.7 million, respectively. The cost of factoring is recorded in general and administrative expenses.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents and embedded Escalation Protection Plan (“EPP”) derivatives is described in Part II, Item 8 Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets and liabilities that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
March 31, 2024	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$470,588	$—	$—	$470,588
	$470,588	$—	$—	$470,588
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$4,218	$4,218
	$—	$—	$4,218	$4,218

	Fair Value Measured at Reporting Date Using
December 31, 2023	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$601,076	$—	$—	$601,076
	$601,076	$—	$—	$601,076
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$4,376	$4,376
	$—	$—	$4,376	$4,376
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

The changes in the Level 3 financial liabilities during the three months ended March 31, 2024 were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2023	$4,376
Changes in fair value	(158)
Liabilities at March 31, 2024	$4,218
For more details on EPP derivatives, refer to Part II, Item 8 Note 5 — Fair Value in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Debt Instruments — The term loans and convertible senior notes are based on rates currently offered for instruments with similar maturities and terms (Level 2). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	March 31, 2024		December 31, 2023
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
3% Green Convertible Senior Notes due June 2028	$616,184	$584,999	$615,205	$673,613
2.5% Green Convertible Senior Notes due August 2025	227,293	245,985	226,801	260,820
Non-recourse:
4.6% Term Loan due October 2026	$2,972	$2,807	$3,085	$2,866
4.6% Term Loan due April 2026	1,486	1,448	1,542	1,479

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023

Raw materials	$298,079	$270,414
Work-in-progress	71,137	50,632
Finished goods	157,135	181,469
	$526,351	$502,515
The inventory reserves were $19.9 million and $18.7 million as of March 31, 2024 and December 31, 2023, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023

Receivables from employees	$6,637	$6,538
Tax receivables	5,192	3,231
Prepaid hardware and software maintenance	4,505	5,202
Prepaid managed services	4,452	5,636
Prepaid workers compensation	4,275	6,851
Advance income tax provision	2,866	2,557
Deferred expenses	2,180	2,257
Interest receivable	1,947	1,697
Deposits made	1,701	1,702
Prepaid deferred commissions	1,113	1,178
Prepaid rent	1,067	1,232
Other prepaid expenses and other current assets	11,704	13,067
	$47,639	$51,148
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023

Energy Servers	$309,725	$309,770
Machinery and equipment	176,130	174,549
Leasehold improvements	116,360	94,646
Construction-in-progress	94,574	104,650
Buildings	50,173	49,477
Computers, software and hardware	30,731	28,901
Furniture and fixtures	10,713	12,541
	788,406	774,534
Less: accumulated depreciation	(292,181)	(281,182)
	$496,225	$493,352
Depreciation expense related to property, plant and equipment was $12.5 million and $18.2 million for the three months ended March 31, 2024 and 2023, respectively.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023

Deferred commissions	$10,516	$9,373
Deferred expenses	8,270	9,069
Long-term lease receivable	7,028	7,335
Deposits made	3,133	3,157
Prepaid managed services	1,878	1,646
Deferred tax asset	1,562	1,385
Prepaid and other long-term assets	19,976	18,243
	$52,363	$50,208
Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023

Product performance	$7,033	$18,066
Product warranty	2,164	1,260
	$9,197	$19,326
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2023	$19,326
Accrued warranty and product performance liabilities, net	4,950
Warranty and product performance expenditures during the quarter	(15,079)
Balances at March 31, 2024	$9,197

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023

General invoice and purchase order accruals	$37,110	$36,266
Compensation and benefits	27,025	47,901
Interest payable	7,177	3,823
Sales tax liabilities	6,752	17,412
Sales-related liabilities	5,975	5,121
Provision for income tax	2,994	3,374
Accrued legal expenses	2,452	1,359
Accrued consulting expenses	2,042	3,244
Accrued restructuring costs (Note 11)	1,927	3,793
Accrued installation	1,130	4,939
Finance lease liability	981	1,072
Other	3,742	2,575
	$99,307	$130,879
Preferred Stock
As of March 31, 2024 and December 31, 2023, we had 20,000,000 shares of preferred stock authorized, of which 13,491,701 shares were previously designated as Series B redeemable convertible preferred stock (the “Series B RCPS”). The Series B RCPS were converted to Class A common stock as of September 23, 2023, as a result of the SK ecoplant Second Tranche Closing (for details please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Form 10-K for the fiscal year ended December 31, 2023).
The preferred stock had $0.0001 par value. There were no shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2024 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3% Green Convertible Senior Notes due June 2028	$632,500	$—	$616,184	$616,184	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	227,293	227,293	2.5%	August 2025	Company
Total recourse debt	862,500	—	843,477	843,477
4.6% Term Loan due October 2026	2,972	—	2,972	2,972	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,486	—	1,486	1,486	4.6%	April 2026	Korean JV
Total non-recourse debt	4,458	—	4,458	4,458
Total debt	$866,958	$—	$847,935	$847,935
The following is a summary of our debt as of December 31, 2023 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3% Green Convertible Senior Notes due June 2028	$632,500	$—	$615,205	$615,205	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	226,801	226,801	2.5%	August 2025	Company
Total recourse debt	862,500	—	842,006	842,006
4.6% Term Loan due October 2026	3,085	—	3,085	3,085	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,542	—	1,542	1,542	4.6%	April 2026	Korean JV
Total non-recourse debt	4,627	—	4,627	4,627
Total debt	$867,127	$—	$846,633	$846,633

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and our subsidiary were in compliance with all financial covenants as of March 31, 2024 and December 31, 2023.
Recourse Debt Facilities
3% Green Convertible Senior Notes due June 2028 and Capped Call Transactions
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for discussion of our 3% Green Convertible Senior Notes due June 2028 (the “3% Green Notes”) and privately negotiated capped call transactions in connection with the pricing of the 3% Green Notes.
The noteholders could not convert their 3% Green Notes during the quarter ended March 31, 2024, as the Closing Price Condition, as defined in the indenture, dated as of May 16, 2023, between us and U.S. Bank Trust Company, National Association, as trustee, was not met during the three months ended December 31, 2023 as per the indenture, dated as of May 16, 2023.
Total interest expense recognized related to the 3% Green Notes for the three months ended March 31, 2024 was $5.7 million, and was comprised of contractual interest expense of $4.7 million and amortization of the initial purchasers’ discount and other issuance costs of $1.0 million. There was no interest expense recognized related to the 3% Green Notes for the three months ended March 31, 2023. We have not recognized any special interest expense related to the 3% Green Notes to date.

The amount of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, was $16.3 million and $17.3 million, respectively.
2.5% Green Convertible Senior Notes due August 2025
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for discussion of our 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”).
The noteholders could not convert their 2.5% Green Notes during the quarter ended March 31, 2024, as the Closing Price Condition, as defined in the indenture, dated as of August 11, 2020, between us and U.S. Bank National Association, as trustee, was not met during the three months ended December 31, 2023 as per the indenture, dated as of August 11, 2020.
Total interest expense recognized related to the 2.5% Green Notes for the three months ended March 31, 2024 and 2023, was $1.9 million and $1.9 million, and was comprised of contractual interest expense of $1.4 million and $1.4 million and amortization of issuance costs of $0.5 million and $0.5 million, respectively. We have not recognized any special interest expense related to the 2.5% Green Notes to date.
The amount of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, was $2.7 million and $3.2 million, respectively.
Non-recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements in our Annual Form 10-K for the fiscal year ended December 31, 2023 for discussion of our non-recourse debt.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of March 31, 2024 (in thousands):

Remainder of 2024	$—
2025	230,000
2026	4,458
2027	—
2028	632,500
Thereafter	—
$866,958

8. Leases
Facilities, Energy Servers, and Vehicles
For the three months ended March 31, 2024 and 2023, rent expense for all occupied facilities was $5.6 million and $5.6 million, respectively.

Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

	March 31,	December 31,
	2024	2023

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$138,941	$139,732
Current operating lease liabilities	(20,513)	(20,245)
Non-current operating lease liabilities	(141,024)	(141,939)
Total operating lease liabilities	$(161,537)	$(162,184)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	$2,508	$2,708
Current finance lease liabilities[5]	(981)	(1,072)
Non-current finance lease liabilities[6]	(1,730)	(1,837)
Total finance lease liabilities	$(2,711)	$(2,909)
Total lease liabilities	$(164,248)	$(165,093)
1 These assets primarily include leases for facilities, Energy Servers, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.
The components of our lease costs for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Operating lease costs	$8,905	$7,799
Financing lease costs:
Amortization of right-of-use assets	297	201
Interest on lease liabilities	66	62
Total financing lease costs	363	263
Short-term lease costs	9	444
Total lease costs	$9,277	$8,506

Weighted average remaining lease terms and discount rates for our leases as of March 31, 2024 and December 31, 2023, were as follows:

	March 31,	December 31,
	2024	2023

Weighted average remaining lease term:
Operating leases	7.2 years	7.4 years
Finance leases	3.2 years	3.2 years
Weighted average discount rate:
Operating leases	10.6%	10.6%
Finance leases	9.6%	9.5%
Future lease payments under lease agreements as of March 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2024	$27,468	$961
2025	34,009	888
2026	34,014	654
2027	32,875	486
2028	26,618	157
2029	19,847	4
Thereafter	61,116	—
Total minimum lease payments	235,947	3,150
Less: amounts representing interest or imputed interest	(74,410)	(439)
Present value of lease liabilities	$161,537	$2,711
Managed Services Financing
For details on Managed Services Financing refer to Part I, Item 7, Section Purchase and Financing Options, sub-section Managed Services Financing and Part II, Item 8, Note 8 — Leases in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We recognized $7.1 million and $7.3 million of product revenue, $2.3 million and $3.0 million of installation revenue, $1.3 million and $1.2 million of financing obligations, and $4.1 million and $5.5 million of operating lease right-of-use assets and operating lease liabilities from successful sale and leaseback transactions for the three months ended March 31, 2024 and 2023, respectively.
The recognized operating lease expense from successful sale and leaseback transactions for the three months ended March 31, 2024 and 2023, was $3.1 million and $2.1 million, respectively.

At March 31, 2024, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2024	$32,615
2025	43,157
2026	38,595
2027	22,271
2028	12,369
Thereafter	26,773
Total minimum lease payments	175,780
Less: imputed interest	(90,616)
Present value of net minimum lease payments	85,164
Less: current financing obligations	(36,729)
Long-term financing obligations	$48,435
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $441.5 million and $444.8 million as of March 31, 2024 and December 31, 2023, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as either a gain or loss at that point.
9. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023

Cost of revenue	$3,814	$4,161
Research and development	5,084	8,410
Sales and marketing	2,090	5,817
General and administrative	7,872	11,165
	$18,860	$29,553
As of March 31, 2024 and December 31, 2023, we capitalized $10.0 million and $8.9 million of stock-based compensation cost, respectively, into inventory and deferred cost of goods sold.

Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2023	7,247,624	$20.93	3.8	$19,446
Granted	1,000,000	9.08
Exercised	(99,640)	5.44
Expired	(284,187)	27.03
Balances at March 31, 2024	7,863,797	19.39	4.7	24,003
Vested and expected to vest at March 31, 2024	7,519,528	19.86	4.4	22,034
Exercisable at March 31, 2024	6,859,630	$20.89	3.7	$18,252
During the three months ended March 31, 2024 and 2023, we recognized $0.2 million and $0.2 million of stock-based compensation costs for stock options, respectively.
During the three months ended March 31, 2024 we granted 1,000,000 stock options. We did not grant stock options in the three months ended March 31, 2023.
During the three months ended March 31, 2024 and 2023, the intrinsic value of stock options exercised was $0.5 million and $0.8 million, respectively.
As of March 31, 2024 and December 31, 2023, we had unrecognized compensation costs related to unvested stock options of $7.0 million and $0.1 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 3.3 years and 0.3 years, respectively. Cash received from stock options exercised totaled $0.5 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
Executive Performance-Based Stock Options
During the three months ended March 31, 2024, we granted 955,000 stock options to certain executives to purchase shares of common stock that contain certain performance-based vesting criteria related to corporate milestones (the “performance-based stock options”). The performance-based stock options were granted “at-the-money” and have a term of 10 years. The performance-based stock options vest based over a four-year or a three-year requisite service period.
The fair value of each performance-based stock option is estimated on the date of grant using the Black-Scholes valuation model. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. Forfeitures of the performance-based stock options are recognized as they occur.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the performance-based stock options valuation:

Three Months Ended March 31, 2024

Risk-free interest rate	4.1%
Expected term (years)	6.0
Expected dividend yield	—
Expected volatility	97.1%

Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2023	9,889,341	$18.25
Granted	3,948,296	9.52
Vested	(1,483,902)	19.43
Forfeited	(707,643)	20.33
Unvested Balance at March 31, 2024	11,646,092	$15.01
Stock Awards — The estimated fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is based on the fair value of our Class A common stock on the date of grant. For the three months ended March 31, 2024 and 2023, we recognized $17.9 million and $22.6 million of stock-based compensation costs for stock awards, respectively.
As of March 31, 2024 and December 31, 2023, we had $99.5 million and $113.5 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.3 years and 2.0 years, respectively.
Executive Awards
On March 1, 2024, the Company granted RSU, PSU and the performance-based stock option awards (the “2024 Executive Awards”) to certain executive staff pursuant to the 2018 Equity Incentive Plan. The RSUs have time-based vesting schedules, started vesting on January 15, 2024 and shall vest over a four-year period. The PSUs have either a four-year, a three-year, or a one-year cliff vesting period, and the performance-based stock options have either a four-year or a three-year cliff vesting period. The PSUs and performance-based stock options will vest based on a combination of time and achievement against performance metrics targets assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2024 Executive Awards are recognized over the service period as we evaluate the probability of the achievement of the performance conditions. As of March 31, 2024, the unamortized compensation expense for the RSUs, PSUs, and the performance-based stock options per the 2024 Executive Awards was $9.4 million.
For details on the 2023, 2022, and 2021 Executive Awards refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
As of March 31, 2024 and December 31, 2023, the unamortized compensation expense for the RSUs and PSUs per the 2023 Executive Awards was $4.1 million and $7.0 million, respectively.
As of March 31, 2024 and December 31, 2023, the unamortized compensation expense for the RSUs and PSUs per the 2022 Executive Awards was $1.2 million and $6.2 million, respectively.
As of March 31, 2024 and December 31, 2023, the unamortized compensation expense for the RSUs and PSUs per the 2021 Executive Awards was $7.1 million and $8.2 million.

The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2023	32,877,906
Added to plan	9,871,670
Granted	(4,944,248)
Cancelled/Forfeited	789,664
Expired	(221,086)
Balances at March 31, 2024	38,373,906
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
During the three months ended March 31, 2024 and 2023, we (reversed) recognized $(1.1) million and $6.5 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 632,688 and 449,525 shares in the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, we added an additional 2,418,528 and 2,239,563 shares and there were 16,990,424 and 15,204,584 shares available for issuance as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, we had $10.8 million and $8.8 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 1.2 years and 0.8 years, respectively.

10. Related Party Transactions
There have been no changes in related party relationships during the three months ended March 31, 2024. For information on our related party transactions, see Part II, Item 8, Note 12 — Related Party Transactions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Our operations include the following related party transactions (in thousands):

	Three Months Ended March 31,
	2024	2023

Total revenue from related parties[1]	$122,168	$833
Cost of product revenue[2]	20	—
General and administrative expenses[3]	203	—
Interest expense[4]	52	—
Other expense, net[5]	(491)	—
1 Includes revenue from SK ecoplant for the three months ended March 31, 2024, which became a related party on September 23, 2023, however we had transactions with SK ecoplant in prior periods (see Note 15 — SK ecoplant Strategic Investment). Revenue from related parties for the three months ended March 31, 2023 relate to Korean JV in its entirety.
2 Includes expenses billed by SK ecoplant to Korean JV for headcount support services.
3 Includes rent expenses per operating lease agreements entered between Korean JV and SK ecoplant and miscellaneous expenses billed by SK ecoplant to Korean JV.
4 Interest expense per two term loans entered between Korean JV and SK ecoplant in fiscal year 2023.
5 Other expense, net is represented by realized foreign gain for the three months ended March 31, 2024.

Below is the summary of outstanding related party balances as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023

Accounts receivable	$292,356	$262,031
Contract assets	3,531	6,872
Deferred cost of revenue, current	—	875
Prepaid expenses and other current assets	2,180	2,257
Operating lease right-of-use assets[1]	1,853	2,031
Other long-term assets	8,270	9,069
Accounts payable	—	77
Accrued expenses and other current liabilities	6,095	3,427
Deferred revenue and customer deposits, current	5,678	1,707
Operating lease liabilities, current[1]	439	440
Deferred revenue and customer deposits, non-current	3,544	6,709
Operating lease liabilities, non-current[1]	1,442	1,617
Non-recourse debt[2]	4,458	4,627
1 Balances relate to operating leases entered between Korean JV and SK ecoplant.
2 Represent the total balance of two term loans entered between Korean JV and SK ecoplant in fiscal year 2023.

11. Restructuring
In September 2023, as a result of a review of current strategic priorities and resource allocation, we approved the restructuring plan (the “Restructuring Plan”) intended to realign our operational focus to support our multi-year growth, scale the business, and improve our cost structure and operating margins. Please refer to Part II, Item 8, Note 12 — Restructuring in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for details.
For the three months ended March 31, 2024, impact from restructuring on our condensed consolidated statements of operations was not material. We expect to incur $6.3 million in restructuring costs in subsequent quarters, out of which we expect $3.5 million will relate to relocation costs, $2.0 million will relate to the facility closure costs, and $0.8 million will relate to other restructuring costs. However, the actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
The following table presents our current liability as accrued for restructuring charges on our condensed consolidated balance sheets. The table sets forth an analysis of the components of the restructuring charges and payments made against the accrual for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Facility Closure	Severance	Other	Total

Balance at December 31, 2023	$2,577	$464	$752	$3,793
Restructuring accrual (release)	(89)	(385)	86	(388)
Payments	(822)	(79)	(577)	(1,478)
Balance at March 31, 2024	$1,666	$—	$261	$1,927
At March 31, 2024 and December 31, 2023, facility closure costs, severance, and other restructuring costs were included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers — In order to reduce manufacturing lead-times for an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we occasionally issue purchase orders to our component suppliers and third-party manufacturers that are not cancellable. As of March 31, 2024 and December 31, 2023, we had no material open purchase orders with our component suppliers and third-party manufacturers that are not cancellable.
Performance Guarantees — We guarantee the performance of the Energy Servers at certain levels of output and efficiency to our customers over the contractual term. We monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded as service revenue in the condensed consolidated statements of operations. We paid $15.1 million and $15.8 million for the three months ended March 31, 2024 and 2023, respectively, for such performance guarantees.
Letters of Credit — In 2019, pursuant to the PPA II upgrade of the Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative developments and established a cash-collateralized letter of credit facility for this purpose. As of March 31, 2024 and December 31, 2023, the balance of this cash-collateralized letter of credit was $26.9 million and $40.4 million, respectively.
In addition, we have other outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as restricted cash in our condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations were $32.5 million and $32.6 million, respectively.
Pledged Funds — In 2019, pursuant to the PPA IIIb upgrade of the Energy Servers, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy Servers continue to perform in compliance with our warranty obligations. As of March 31, 2024 and December 31, 2023, the balance of the restricted cash fund was $7.4 million and $7.6 million, respectively.
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

Investment Tax Credits — Our Energy Servers are eligible for federal Income Tax Credits (the “ITC”) that accrued to qualified property under Internal Revenue Code Section 48 when placed into service. However, the ITC program has operational criteria that extend for five years. If the energy property is disposed of or otherwise ceases to be qualified investment credit property before the close of the five-year recapture period is fulfilled, it could result in a partial reduction of the incentives.
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
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our July 25, 2018 IPO alleging violations under Sections 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019 and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs’ consolidated amended complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. We believe the complaint to be in contravention of our forum selection clause in our Restated Certificate of Incorporation and we intend to defend this action vigorously. We are unable to estimate any range of reasonably possible losses.
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
On January 6, 2023, Bloom and the plaintiffs’ entered into an agreement in principle to settle the claims against Bloom, its executives and directors, and the IPO underwriters for a payment of $3.0 million, which we expect to be funded entirely by our insurers. If the settlement becomes effective, we expect it to result in a dismissal with prejudice of all claims against us, our executives and directors, and the underwriters. The settlement does not constitute an acknowledgement of liability or wrongdoing. On June 30, 2023, Bloom and the plaintiff’s executed a definitive settlement agreement containing the foregoing terms and customary terms for class action settlements, and on the same date, filed the settlement agreement with the court to seek its approval. The judge issued a preliminary approval of the settlement on October 31, 2023. Notice of the settlement together with requested Plaintiff attorney fees was sent to the defined class of Bloom stockholders and on May 2, 2024 the final settlement was approved.
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

13. Income Taxes
For the three months ended March 31, 2024 and 2023, we recorded an income tax (benefit) provisions of $(0.5) million and $0.3 million on pre-tax losses of $57.0 million and $74.7 million for effective tax rates of 0.9% and (0.3)%, respectively.
The effective tax rate for the three months ended March 31, 2024 and 2023, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
New Foreign Tax Rules
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions we operate in. However, legislation enacted as of March 31, 2024 did not have a material impact on our financial statements for the three months ended March 31, 2024 and is not expected to have a material impact on our 2024 financial statements due to the relatively small operations outside the U.S.

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

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2024	2023

Convertible notes	47,736	14,187
Redeemable convertible preferred stock	—	1,349
Stock options and awards	2,451	6,413
	50,187	21,949

15. SK ecoplant Strategic Investment
In September 2023, we entered into the Amended and Restated Joint Venture Agreement (the “JVA”) and the Share Purchase Agreement (together, the “Amended JV Agreements”) with SK ecoplant which allowed SK ecoplant to increase its share of the voting rights in the Korean JV to 60% and increased the scope of assembly done by the joint venture facility in the Republic of Korea to full assembly.
In January, 2024, SK ecoplant increased its capital contribution to Korean JV by $3.9 million, which increased its voting rights in the Korean JV to 60%. However, as of March 31, 2024, we continue to consolidate the Korean JV in our financial statements as we remain a primary beneficiary of this joint venture.

The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,228	$3,003
Accounts receivable	13,056	19,567
Inventories	11,548	8,156
Prepaid expenses and other current assets	2,054	644
Total current assets	33,886	31,370
Property and equipment, net	2,346	2,519
Operating lease right-of-use assets	1,959	2,138
Other long-term assets	44	46
Total assets	$38,235	$36,073
Liabilities
Current liabilities:
Accounts payable	$1,693	$3,480
Accrued expenses and other current liabilities	4,221	2,347
Operating lease liabilities	439	440
Total current liabilities	6,353	6,267
Operating lease liabilities	1,442	1,617
Non-recourse debt	4,458	4,627
Total liabilities	$12,253	$12,511
For a description of the strategic investment with SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group, please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

16. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products and services, including our aim to provide resilient products, business strategies, including capital expenditures to expand production capacity and sources of funding for capital expenditures, our expanded strategic partnership with SK ecoplant, operations, supply chain (including any direct or indirect effects from the Russia-Ukraine war or geopolitical developments in China), new markets, government incentive programs, impact of the Inflation Reduction Act of 2022 (the “IRA”) and transferability of tax credits on our business and the financing market for installations of our products, impact of new foreign tax rules on our financial statements, growth of the hydrogen market and the sufficiency of our cash and our liquidity, the potential to engage in equity or debt financing transactions, future capital requirements and use of proceeds and our commitments or contingencies. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “designs,” “plans,” “predicts,” “targets,” “forecasts,” “will,” “would,” “could,” “can,” “may,” “aim,” “potential,” “mission,” “commit” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, outcomes and the timing of certain events to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Strategic Investment
For information on the strategic investment with SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, Liquidity section and Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
On March 27, 2024, Bloom, Bloom SK Fuel Cell, LLC , a joint venture in the Republic of Korea with SK ecoplant (“Korean JV”), and SK ecoplant entered into the Third Amendment to the Amended and Restated Preferred Distribution Agreement (the “Third ARPDA”). The Third ARPDA adds SK Eternix Co., Ltd. as an additional distributor of Bloom products and ancillary equipment in the Republic of Korea.
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
Bloom’s power solutions enable customers to address these energy market challenges by offering fuel flexible solutions that are designed to provide cost predictable, resilient, and reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their economic, regulatory, and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection needs and availability, redundant back up power requirements, cost requirements, and sustainability profile. Even in those situations where the time to power from the utility is years away in light of the need to build out energy transmission infrastructure, these factors still may impact a customer’s buying decision. For example, although our power generation solutions can operate as microgrids, independent from the grid, if a customer desires back up power or a “grid parallel” solution in combination with the Bloom microgrid, required interconnection studies and lengthy interconnection queues remain, eroding the time to power value proposition. According to the Lawrence Berkeley National Lab, U.S. interconnection queue delays are growing, with a forty percent year over year increase in 2022. The typical project interconnection process for large scale projects grew to five years in 2022 compared to three years in 2015 and two years in 2008. In addition, many data center customers and other large power users have signed exclusivity arrangements with their utilities, and this often creates a more complicated dynamic for them to move to a behind the meter solution. To add to this, the rising cost of natural gas, increases in gas distribution rates, limited availability of natural gas supply, as well as disruptions to the world gas markets, has increased the cost of our power solutions for customers and, in certain cases where there is a lack of fuel supply, a complete inability to operate the systems. In the U.S., the lack or slow development of pipeline infrastructure is impacting the timing of customers being able to take advantage of our power solution opportunities. In certain jurisdictions in the U.S. and Europe, natural gas bans have been enacted that prevent the use of our power solutions unless alternative fuels are available. In addition, there is a growing hesitancy among potential customers to purchase our power solutions to run on natural gas. Increasingly, customers want a zero-carbon solution for power, and, although our power solutions are designed to run on biofuels or hydrogen (in addition to natural gas) and help our customers achieve their sustainability goals, these fuels continue to have very limited availability and, for most customers, are not yet economical. This impetus by customers to use zero-carbon solutions today, combined with the current lack of availability of zero-carbon fuels, is adversely impacting our power solution selling opportunities. In addition, many of our potential data center and industrial customers are pursuing greenfield opportunities where the development cycle is long and laden with permitting requirements and the uncertainty of these factors is leading to a more difficult customer decision-making process and longer sales cycles. For example, in the fourth quarter of 2022, we entered into a Power Purchase Agreement (“PPA”) contract for the sale of electricity to a customer for three greenfield sites that were at various stages of development (the “Project”). The first site was expected to be operational with power by the third quarter of 2024. We sold 73 megawatts of the Energy Servers to a Distributor with the expectation that the Distributor would support installation on the Project and install the Energy Servers at the three Project sites. For site specific reasons, in the first quarter of 2024, the end customer decided not to deploy the Energy Servers at the originally selected sites and is looking at alternative sites for deployment. In the interim, the end customer has commenced payments under the PPA and has agreed to continue such payments for the earlier of the full term of the PPA or deployment of the Energy Servers. We will continue to assist the Distributor to deploy the Energy Servers at the alternative installation sites selected by the end customer. Notwithstanding this, depending on the length of the installation delay, the Distributor may decide to reduce future orders or cancel existing orders until the Energy Servers are deployed, and either action could materially and adversely affect our product revenue and the timing of the associated cash flows in 2024.
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
The regulatory environment for energy solutions continues to shift. In South Korea, the government recently moved to a new, government-run bidding process for fuel cell purchases, which has impacted and may continue to impact demand for our power solutions. In the U.S., the ITC for fuel cells running on a non-zero carbon fuel currently expires at the end of fiscal year 2024. To date, we have been unsuccessful in getting Congress to renew the ITC. Because 2024 is an election year in the U.S., it may be difficult for Congress to achieve an extension of the ITC for commercial fuel cell purchasers this year. If the ITC is not extended for fuel cells, U.S. bookings, revenue and gross margins will likely be materially impacted. In Ireland, which is a large data center market, a directive from the Minister of the Department of the Environment, Climate and Communications to restrict grid connections to data centers and other large power users, along with a halt in high-pressure gas installations has delayed our selling activities in Ireland. Delays in adoption of Renewable Fuel Standard regulations in the U.S. for the use of biogas to generate electricity for electric vehicles, and minimal governmental focus on utilization of biogas outside of its direct use by methane-fueled vehicles, have created uncertainty in prospects for broader biogas availability for industrial uses, including our power solutions. In addition, in most jurisdictions, air permits and various land use permits are required for installation of our solutions over a certain amount of mega-watts, and generally the length of time to obtain these permits increased, while the level of certainty of issuance has decreased and if issued, the cost of compliance requirements can be cost prohibitive. We have experienced a reluctance in certain states to issue permits for gas generation equipment. Even if issued, states may require a blend of costly renewable fuels or other measures to advance climate goals. This has adversely impacted our selling activities.
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

Supply Chain Constraints
We continue to see effects from global supply chain tightness due to the current inflationary environment, war in Ukraine, and trade tensions between the U.S. and China. We are not aware of, and do not expect any significant direct impact on our business or supply chain from the Israel-Gaza Strip armed conflict. While we have not experienced any significant component shortages to date, we are facing pressures from inflation. These dynamics could worsen as a result of continued geopolitical instability. In the event we are unable to mitigate the impacts of delays and/or price increases in raw materials and components, it could delay the manufacturing and installation of, and increase the costs of, our products, which would adversely impact our cash flows and results of operations, including our revenues and gross margin. We expect these supply chain challenges to continue in the short term.
Customer Financing Constraints
Our ability to obtain financing for our Energy Servers depends partially on the creditworthiness of our customers, and deterioration of our customers’ credit ratings can impact the financing for their use of our Energy Servers. Regional banking and financial institution instability, such as the failure of Silicon Valley Bank in the first quarter of 2023, may make it more difficult for our customers to obtain financing. Rising interest rates have also increased the cost of financing for our customers. As interest rates rise, the financiers of our installations demand a higher rate of return, which puts pressure on our margins. We continue to work on obtaining the financing required for our 2024 installations, but if we are unable to secure such financing, our revenue, cash flow, and liquidity could be materially impacted. We expect that in the U.S., the IRA and the transferability of tax credits should make the financing market more robust in 2024, thereby easing some of these customer financing constraints, but this cannot be assured.
Manufacturing and Labor Market Constraints
As recently as 2022, we experienced impacts from labor shortages and challenges in hiring for our manufacturing facilities. While these constraints abated in 2023 and we reduced headcount as part of the Restructuring Plan adopted in September 2023, we may still experience difficulties with hiring and retention, and may face additional labor shortages in the future. For details on the Restructuring Plan refer to Part II, Item 8, Note 12 — Restructuring in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition, the current inflationary environment has led to rising wages and labor costs as well as increased competition for labor. In the event these constraints continue, and we are unable to continue to mitigate the impacts of these challenges, it could delay the manufacturing and installation of our Energy Servers or Electrolyzers, and we may be unable to meet customer demand, which could adversely impact our cash flows and results of operations, including our revenues and gross margin.
Installations and Maintenance of Energy Servers
In the first quarter of 2024, our installation projects experienced some delays relating to, among other things, permitting, utility delays, and access to customer facilities. However, these delays did not significantly impact our revenue.
If we are delayed in or unable to perform maintenance, our previously installed Energy Servers would likely experience adverse performance impacts, including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may incur higher costs in the future. During the three months ended March 31, 2024, we experienced no significant delays in servicing our Energy Servers.
Sustainability
We are committed to a goal of providing consistent returns to our stockholders while maintaining a strong sense of good corporate citizenship that places a high value on the environment, welfare of our employees, the communities in which we operate, the customers we serve, and the world as a whole. We believe that prioritizing, improving, and managing our sustainability related risks, opportunities, and programs help us to better create long-term value for our investors.
In April 2024, we released our 2023 Sustainability Report, Transforming Energy for the Digital Age (the “Sustainability Report”), using generally accepted sustainability frameworks and standards, including alignment with Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosures recommendations. In addition, the Sustainability Report also utilized certain Global Reporting Initiative standards and was mapped against the United Nations Sustainable Development Goals. We plan to issue a sustainability report on an annual basis.
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
Inflation Reduction Act of 2022
For information on the IRA, which was signed into law on August 16, 2022, and its impact on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Inflation Reduction Act of 2022 section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
On March 29, 2024, we received notification from the Internal Revenue Service (the “IRS”) of the acceptance of our application for a Qualifying Advanced Energy Project Credit of up to $75.3 million. The application for qualifying advanced energy project credit allocation under Internal Revenue Code Section 48C(e) for the manufacturing facility in Fremont, California (the “Facility”), was submitted by Bloom on December 21, 2023. After a technical review of Bloom’s Section 48C(e) application, the Department of Energy provided a recommendation to the IRS to grant a $75.3 million credit allocation for the Facility. The approval is subject to satisfaction of the underlying certification requirements, including the prevailing wage and apprenticeship requirements, within two years from the date of the application acceptance.
New Foreign Tax Rules
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions we operate in. However, legislation enacted as of March 31, 2024 did not have a material impact on our financial statements for the three months ended March 31, 2024 and is not expected to have a material impact on our 2024 financial statements due to the relatively small operations outside the U.S.
Liquidity and Capital Resources
We raised cash and supplemented liquidity through financing activities with SK ecoplant in the first quarter of 2023 and issuing the 3% Green Convertible Senior Notes due June 2028 (the “3% Green Notes”) in the second quarter of 2023. At the same time, we increased our working capital spent. In the first quarter of 2024, we built up inventory in preparation for more expected shipments in the second half of 2024. This enabled us to level load production and gain manufacturing efficiency. In addition, we expanded our warehouse space in Delaware and California to store more inventory to meet the anticipated increase in demand. If this increase in demand does not materialize to the degree we anticipated, our liquidity and financial condition may be adversely impacted.
The combination of our cash and cash equivalents and cash flow to be generated by our operations, is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or are not received in a timely manner to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, our manufacturing capacity, product development, and market expansion requirements and to timely respond to competitive market pressures or strategic opportunities, among other things. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. During the three months ended March 31, 2024, we factored $80.7 million of accounts receivable. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. Although currently we do not have any floating-rate notes on our balance sheet, rising interest rates may increase our overall cost of capital, if and when we refinance our fixed-rate convertible notes. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock.
Our future capital requirements depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional working capital, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, our ability to secure financing for customer use of our Energy Servers, the timing of installations and of inventory build in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing in future quarters may affect our results of operations, including our revenues and cash flows.
A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash (used in) provided by:
Operating activities	$(147,266)	$(314,710)
Investing activities	(21,428)	(26,574)
Financing activities	7,150	306,487
Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities during the three months ended March 31, 2024 was $147.3 million, a decrease of $167.4 million compared to the prior year period. The decrease in cash used in operating activities during the three months ended March 31, 2024 as compared to the prior year period was primarily driven by investments made in fiscal year 2023 in our working capital of $142.5 million due to an increase in inventory levels by $25.0 million to support future demand, an increase in accounts receivable by $7.6 million triggered by the timing of revenue transactions and corresponding collections, and the timing of payments to vendors.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity. Cash used in investing activities during the three months ended March 31, 2024, was $21.4 million, a decrease of $5.1 million compared to the prior year period and was primarily due to the decrease in expenditures on tenant improvements for a newly leased engineering and manufacturing building in Fremont, California, which opened in July 2022. We expect to continue to make capital investments over the next few quarters to expand production capacity at our new manufacturing facility in Fremont, California, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Historically, our financing activities consisted of borrowings and repayments of debt, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests, contributions from noncontrolling interests, and proceeds from the issuances of our common stock. Net cash provided by financing activities during the three months ended March 31, 2024 was $7.2 million, a decrease of $299.3 million compared to the prior year period, predominantly due to the proceeds from issuance of redeemable convertible preferred stock of $310.6 million, net of paid issuance costs of $0.4 million, in the three months ended March 31, 2023 as a result of SK ecoplant Second Tranche Closing (please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023), offset primarily by the repayment of debt of $9.9 million in the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024, consisted of the proceeds from issuance of common stock of $6.8 million, a contribution from a noncontrolling interest of $4.0 million, and proceeds from financing obligations of $1.3 million, offset by repayment of financing obligations of $5.0 million. Our working capital was strengthened with the supplemented liquidity through financing activities with SK ecoplant in the first quarter of 2023 and issuing the 3% Green Notes in the second quarter of 2023, but we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part I, Item 1, Note 7 — Outstanding Loans and Security Agreements of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors — Risks Related to Our Liquidity — Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Purchase and Financing Options section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Performance Guarantees
As of March 31, 2024, we had incurred no liabilities due to failure to repair or replace Energy Servers pursuant to any performance warranties made under operations and maintenance agreements (“O&M Agreements”).
For O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $577.7 million (including $451.9 million related to portfolio financing entities and $125.8 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $490.8 million as of March 31, 2024. For the three months ended March 31, 2024, we made performance guarantee payments of $15.1 million.
International Channel Partners
There were no significant changes in our international channel partners during the three months ended March 31, 2024. For information on international channel partners, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Channel Partners section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Key Operating Metrics — Comparison of the Three Months Ended March 31, 2024 and 2023
For a description of the key operating metrics we use to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Operating Metrics section in our Annual Report on Form 10-K for the year ended December 31, 2023.
Product Acceptances
The product and megawatt acceptances in the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Product accepted	477	512	(35)	(6.8)%
Megawatts accepted, net	48	51	(3)	(6.8)%

Product accepted decreased approximately by 35 systems, or 6.8%, for the three months ended March 31, 2024, as compared to the prior year period, which is equivalent to 3 megawatts. Acceptance volume decreased due to a large transaction in the first quarter of fiscal 2023 that did not repeat in fiscal 2024.
The increase in acceptances of 48 megawatts achieved for the three months ended March 31, 2024 was added to our installed base and, therefore, increased our total megawatts accepted, net, from 1,241 megawatts to 1,289 megawatts.

Purchase Alternatives
Our customers have several purchase alternatives for our Energy Servers. The portion of acceptances attributable to each purchase alternative in the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023

Direct purchase (including third-party PPAs and international channels)	97%	96%
Managed services	3%	4%
The portion of total revenue attributable to each purchase option in the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023

Direct purchase (including third-party PPAs and international channels)	90%	87%
Traditional Lease	—%	1%
Managed Services	10%	9%
Portfolio Financings	—%	3%
Costs Related to Our Products
Total product related costs for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Product costs of product accepted in the period	$2,060/kW	$2,288/kW	($228/kW)	(10.0)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$17,441	$12,594	$4,847	38.5%
Installation costs on product accepted in the period	$322/kW	$487/kW	($165/kW)	(33.9)%
Product costs of product accepted decreased by $228 per kilowatt, or 10.0%, for the three months ended March 31, 2024, as compared to the prior year period. The decrease in costs was primarily driven by our continued efforts to reduce material costs, implement cost reduction programs with our vendors, improved processes, and automation at our manufacturing facilities, and reduced labor and overhead costs through restructuring programs executed in fiscal 2023.
Period costs of manufacturing related expenses increased by $4.8 million, or 38.5%, for the three months ended March 31, 2024, as compared to the prior year period. Our period costs of manufacturing related expenses increased primarily as a result of costs incurred to support capacity expansion efforts, which are expected to be brought online in future periods.
Installation costs on product accepted decreased by $165 per kilowatt, or 33.9%, for the three months ended March 31, 2024, as compared to the prior year period. Each customer site is unique and installation costs can vary due to a number of factors, including site complexity, size, and location of gas, among other factors. As such, installation on a per kilowatt basis can vary significantly from period to period. For the three months ended March 31, 2024, this decrease in cost was primarily driven by the change in the mix of sites requiring Bloom installation.

Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 is presented below.
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product	$153,364	$193,745	$(40,381)	(20.8)%
Installation	11,444	20,525	(9,081)	(44.2)%
Service	56,460	40,663	15,797	38.8%
Electricity	14,030	20,258	(6,228)	(30.7)%
Total revenue	$235,298	$275,191	$(39,893)	(14.5)%
Total Revenue
Total revenue decreased by $39.9 million, or 14.5%, for the three months ended March 31, 2024, as compared to the prior year period. This decrease was driven by a $40.4 million decrease in product revenue, a $9.1 million decrease in installation revenue, a $6.2 million decrease in electricity revenue, offset by a $15.8 million increase in service revenue.
Product Revenue
Product revenue decreased by $40.4 million, or 20.8%, for the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily driven by the lower average selling price and a 6.8% decrease in product acceptances resulting from a large transaction in the first quarter of fiscal 2023 that did not repeat in fiscal 2024.
Installation Revenue
Installation revenue decreased by $9.1 million, or 44.2%, for the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the three months ended March 31, 2024.
Service Revenue
Service revenue increased by $15.8 million, or 38.8%, for the three months ended March 31, 2024, as compared to the prior year period. This increase was primarily driven by (1) 188 megawatts of Energy Servers reaching full power in the three months ended March 31, 2024, which contributed to a $12.7 million increase in revenue from maintenance contracts associated with our fleet of Energy Servers, and (2) a decrease of $3.2 million in product performance guarantees that resulted from improved fleet performance.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue decreased by $6.2 million, or 30.7%, for the three months ended March 31, 2024, as compared to the prior year period, primarily due to the decrease in installed units, primarily driven by 2015 ESA Project Company, LLC (“PPA V”) activity, which was sold in the third quarter of fiscal 2023.

Cost of Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Product	$115,757	$129,613	$(13,856)	(10.7)%
Installation	15,353	25,100	(9,747)	(38.8)%
Service	56,506	51,244	5,262	10.3%
Electricity	9,606	14,967	(5,361)	(35.8)%
Total cost of revenue	$197,222	$220,924	$(23,702)	(10.7)%
Total Cost of Revenue
Total cost of revenue decreased by $23.7 million, or 10.7%, for the three months ended March 31, 2024, as compared to the prior year period. The decrease was driven by a $13.9 million decrease in cost of product revenue, a $9.7 million decrease in costs of installation revenue, and a $5.4 million decrease in cost of electricity revenue, offset by a $5.3 million increase in cost of service revenue.
Cost of Product Revenue
Cost of product revenue decreased by $13.9 million, or 10.7%, for the three months ended March 31, 2024, as compared to the prior year period. The decrease in cost of product revenue was primarily driven by (1) a 6.8% decrease in product acceptances, (2) our ongoing efforts to reduce material costs, (3) reduced labor and overhead costs through restructuring programs executed in fiscal 2023, and (4) improved processes and automation at our manufacturing facilities.
Cost of Installation Revenue
Cost of installation revenue decreased by $9.7 million, or 38.8%, for the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the three months ended March 31, 2024.
Cost of Service Revenue
Cost of service revenue increased by $5.3 million, or 10.3%, for the three months ended March 31, 2024, as compared to the prior year period. This increase was primarily due to an increase in the deployment of field replacement units, contributing an increase of $4.1 million, and an increase in maintenance material and labor and overhead costs of $2.7 million. The increase was partially offset by (1) a decrease of $2.7 million in repair and overhaul costs, and (2) cost reductions and our actions to proactively manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $5.4 million, or 35.8%, for the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily due to a decrease in installed units, primarily driven by PPA V activity, which was sold in the third quarter of fiscal 2023.

Gross Profit (Loss) and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023
	(dollars in thousands)
Gross profit (loss):
Product	$37,607	$64,132	$(26,525)
Installation	(3,909)	(4,575)	666
Service	(46)	(10,581)	10,535
Electricity	4,424	5,291	(867)
Total gross profit	$38,076	$54,267	$(16,191)

Gross margin:
Product	25%	33%
Installation	(34)%	(22)%
Service	0%	(26)%
Electricity	32%	26%
Total gross margin	16%	20%
Total Gross Profit
Gross profit decreased by $16.2 million in the three months ended March 31, 2024, as compared to the prior year period. This change was predominantly due to a $26.5 million decrease in product gross profit, primarily driven by the lower average selling price of our products and lower product acceptances. The decrease was primarily offset by a $10.5 million improvement in service gross loss, due to our efforts to proactively manage fleet optimizations, and our ongoing efforts to reduce product costs.
Product Gross Profit
Product gross profit decreased by $26.5 million in the three months ended March 31, 2024, as compared to the prior year period. The decrease was primarily driven by the lower average selling price of our products and a 6.8% decrease in product acceptances, partially offset by (1) a lower cost per unit attributable to our ongoing efforts to reduce material costs, (2) reduced labor and overhead costs through restructuring programs executed in fiscal 2023, and (3) improved processes and automation at our manufacturing facilities.
Installation Gross Loss
Installation gross loss improved by $0.7 million in the three months ended March 31, 2024, as compared to the prior year period. This change was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the three months ended March 31, 2024, and other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Service Gross Loss
Service gross loss improved by $10.5 million in the three months ended March 31, 2024, as compared to the prior year period. This was primarily due to (1) a 188 megawatts of the Energy Servers reaching full power in the three months ended March 31, 2024, which contributed to a $12.7 million increase in revenue from maintenance contracts associated with our fleet of Energy Servers, (2) a decrease of $2.7 million in repair and overhaul costs, (3) the impact of product performance guarantees of $3.2 million that resulted from the higher efficiency of our Energy Server, and (4) our cost reduction efforts to proactively manage fleet optimizations. The change was partially offset primarily due to higher deployment of field replacement units.

Electricity Gross Profit
Electricity gross profit decreased by $0.9 million in the three months ended March 31, 2024, as compared to the prior year period. The year over year change was immaterial.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$35,485	$45,690	$(10,205)	(22.3)%
Sales and marketing	13,599	27,111	(13,512)	(49.8)%
General and administrative	38,009	45,147	(7,138)	(15.8)%
Total operating expenses	$87,093	$117,948	$(30,855)	(26.2)%
Total Operating Expenses
Total operating expenses decreased by $30.9 million in the three months ended March 31, 2024 as compared to the prior year period. This decrease was primarily attributable to (1) a decrease in employee compensation and benefits of $19.4 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of certain of our executives in the second half of fiscal 2023, and (2) a decrease in consulting, advisory and other professional services costs of $6.3 million as a result of our cost reduction efforts initiated in fiscal 2023.
Research and Development
Research and development expenses decreased by $10.2 million in the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in employee compensation and benefits of $5.0 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, (2) a decrease in consumable laboratory supplies and other laboratory related costs of $4.5 million, and (3) a decrease in consulting, advisory and other professional services costs of $0.5 million.
Sales and Marketing
Sales and marketing expenses decreased by $13.5 million in the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in employee compensation and benefits of $9.2 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of our Executive Vice President and Chief Business Development and Marketing Officer on September 1, 2023, and (2) a decrease in consulting, advisory and other professional services costs of $3.3 million as a result of our cost reduction efforts initiated in fiscal 2023.
General and Administrative
General and administrative expenses decreased by $7.1 million in the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in employee compensation and benefits of $5.2 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of certain of our executives in the second half of fiscal 2023, (2) a decrease in consulting, advisory and other professional services costs of $2.6 million as a result of our cost reduction efforts initiated in fiscal 2023, and (3) a decrease in facility costs of $2.1 million, primarily due to reduction in utility costs. The overall decrease was partially offset by an increase in office expenses of $1.5 million, depreciation expenses of $0.9 million, and other operating expenses of $0.6 million.

Stock-Based Compensation

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$3,814	$4,161	$(347)	(8.3)%
Research and development	5,084	8,410	(3,326)	(39.5)%
Sales and marketing	2,090	5,817	(3,727)	(64.1)%
General and administrative	7,872	11,165	(3,293)	(29.5)%
Total stock-based compensation	$18,860	$29,553	$(10,693)	(36.2)%

Total stock-based compensation for the three months ended March 31, 2024 decreased by $10.7 million as compared to the prior year period, primarily driven by (1) the separation of full-time employees holding equity awards as a result of the restructuring in the second half of fiscal 2023, and (2) the voluntary resignation in fiscal 2023 of certain executives holding equity awards.
Other Income and Expense

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
Interest income	$7,531	$1,995	$5,536
Interest expense	(14,546)	(11,746)	(2,800)
Other expense, net	(1,170)	(1,343)	173
Gain on revaluation of embedded derivatives	158	117	41
Total	$(8,027)	$(10,977)	$2,950
Interest Income
Interest income is derived from investment earnings on our cash balances, primarily from money market funds. The increase in interest income of $5.5 million was primarily due to an increase in cash balance in our money market funds for the three months ended March 31, 2024 compared to the prior year period.
Interest Expense
Interest expense is primarily due to our debt held by third parties.
Interest expense for the three months ended March 31, 2024 increased by $2.8 million as compared to the prior year period. This increase was primarily due to an increase in interest expense related to the 3% Green Convertible Senior Notes due June 2028, issued on May 16, 2023. The increase was partially offset by a decrease in interest expense as a result of the redemption on June 1, 2023 of 10.25% Senior Secured Notes due March 2027, and the repayment of the 3.04% Senior Secured Notes due June 2031, on August 24, 2023.
Other Expense, net
Other expense, net is primarily derived from the impact of foreign currency transactions. Other expense, net for the three months ended March 31, 2024 decreased by $0.2 million, as compared to the prior year period, primarily as a result of foreign currency transactions, offset predominantly by other income of $0.5 million.
Gain on Revaluation of Embedded Derivatives
Gain on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. Gain on revaluation of embedded derivatives for the three months ended March 31, 2024, as compared to the prior year period, was immaterial.

Income Tax (Benefit) Provision

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Income tax (benefit) provision	$(501)	$259	$(760)	(293.4)%
Income tax (benefit) provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision decreased for the three months ended March 31, 2024, as compared to the prior year period. The decrease was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Net income (loss) attributable to noncontrolling interest	$981	$(3,350)	$4,331	129.3%
Net income (loss) attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as the flip structure of the PPA Entities.
Net income attributable to noncontrolling interests for the three months ended March 31, 2024, as compared to the prior year period, improved by $4.3 million due to a $2.8 million decrease in losses in PPA V, which was sold in the third quarter of fiscal 2023, and a $1.5 million increase in income related to Korean JV, which is allocated to our noncontrolling interest.

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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment;
•Income Taxes; and
•Principles of Consolidation.

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 provides a more complete discussion of our critical accounting policies and estimates. During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2024. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023 for a more complete discussion of the market risks we consider.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and President (our Principal Financial Officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and President, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and President have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
For further information on inherent limitations on effectiveness of internal controls and management’s report on internal control over financial reporting, see Part II, Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Part I, Item 1, Note 12 — Commitments and Contingencies. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
ITEM 1A — RISK FACTORS
There were no material changes in risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION

(a) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On April 17, 2024, the Company announced that Daniel Berenbaum would be joining the Company as Chief Financial Officer as of April 29, 2024 and that Greg Cameron, President and former Chief Financial Officer would be leaving the Company in mid-May 2024. In consideration for his services during the transition period prior to Mr. Berenbaum assuming his role as Chief Financial Officer, Mr. Cameron will receive the following additional compensation: a payout of his 2024 annual cash incentive at target prorated for the time worked during the year, a cash payment of $250,000, up to 12 months of continuing health coverage, and an extension of the exercise period for his vested stock options to two years from the termination date. Mr. Berenbaum will assume Mr. Cameron’s roles as principal financial officer and principal accounting officer as of May 13, 2024.
(b) Trading Plans
During the first quarter ended March 31, 2024, Shawn Soderberg, Chief Legal Officer and Corporate Secretary, adopted a trading arrangement intended to satisfy the affirmative defense provisions of Rule 10b5-1(c). The plan was adopted on February 29, 2024 and the plan ends on June 30, 2025. The aggregate amount of shares that may be sold under the plan is a) up to 193,344 shares, subject to certain pricing conditions, and b) the number of shares necessary to cover withholding taxes resulting from the vesting of RSUs or PSUs.

ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3		Amended and Restated Bylaws, as effective August 9, 2023	8-K	001-38598	3.1	8/11/2023
3.4		Certificate of Retirement for Class B Common Stock	10-Q	001-38598	3.2	11/8/2023
3.5		Certificate of Elimination of Certificate of Designations of Series B Convertible Preferred Stock	10-Q	001-38598	3.3	11/8/2023
3.6		Certificate of Withdrawal of Certificate of Designation of Series A Redeemable Convertible Preferred Stock	10-Q	001-38598	3.3	5/9/2023
10.1		Third Amendment to the Amended and Restated Preferred Distribution Agreement, dated March 27, 2024, among the Company, SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.				Filed herewith
10.2	^	Offer Letter between the Company and Aman Joshi, dated January 5, 2024	8-K	001-38598	10.1	1/9/2024
10.3		Form of Performance Stock Option Agreement under 2018 Equity Incentive Plan				Filed herewith
10.4	^	Separation and General Release Agreement, dated January 8, 2024	8-K	001-38598	10.2	1/9/2024
10.5	^	Offer Letter between the Company and Daniel Berenbaum, dated April 15, 2024	8-K	001-38598	10.1	4/17/2024
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
						Filed herewith
32.1	*	Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	May 9, 2024	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Gregory Cameron
Gregory Cameron
President
(Principal Financial and Accounting Officer)