Form 10-Q
period 2024-06-30
Bloom Energy Corp
filed 2024-08-08
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 5, 2024 was as follows:
Class A Common Stock, $0.0001 par value, 227,643,371 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024

Unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” "Bloom," and “Bloom Energy,” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents[1]	$581,684	$664,593
Restricted cash[1]	25,167	46,821
Accounts receivable, less allowance for doubtful accounts of $119 as of June 30, 2024 and December 31, 2023[1,2]	524,000	340,740
Contract assets[3]	90,388	41,366
Inventories[1]	520,216	502,515
Deferred cost of revenue[4]	48,457	45,984
Prepaid expenses and other current assets[1,5]	40,102	51,148
Total current assets	1,830,014	1,693,167
Property, plant and equipment, net[1]	494,377	493,352
Operating lease right-of-use assets[1,6]	134,972	139,732
Restricted cash[1]	30,953	33,764
Deferred cost of revenue	3,565	3,454
Other long-term assets[1,7]	54,163	50,208
Total assets	$2,548,044	$2,413,677
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1,8]	$104,201	$132,078
Accrued warranty	12,388	19,326
Accrued expenses and other current liabilities[1,9]	116,399	130,879
Deferred revenue and customer deposits[1,10]	112,032	128,922
Operating lease liabilities[1,11]	20,123	20,245
Financing obligations	28,332	38,972
Total current liabilities	393,475	470,422
Deferred revenue and customer deposits[1,12]	28,589	19,140
Operating lease liabilities[1,13]	137,209	141,939
Financing obligations	408,384	405,824
Recourse debt	1,121,011	842,006
Non-recourse debt[1,14]	4,347	4,627
Other long-term liabilities	8,479	9,049
Total liabilities	2,101,494	1,893,007
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares — 600,000,000 shares and 600,000,000 shares authorized, and 227,556,594 shares and 224,717,533 shares issued and outstanding, and Class B shares — 470,092,742 shares and 600,000,000 shares authorized, and no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	23	21
Additional paid-in capital	4,413,233	4,370,343
Accumulated other comprehensive loss	(2,301)	(1,687)
Accumulated deficit	(3,987,702)	(3,866,599)
Total equity attributable to common stockholders	423,253	502,078
Noncontrolling interest	23,297	18,592
Total stockholders’ equity	$446,550	$520,670
Total liabilities and stockholders’ equity	$2,548,044	$2,413,677

1 We have a variable interest entity related to a joint venture in the Republic of Korea (see Note 15 — SK ecoplant Strategic Investment), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $348.2 million and $262.0 million as of June 30, 2024, and December 31, 2023, respectively.
3 Including amounts from related parties of $0.9 million and $6.9 million as of June 30, 2024, and December 31, 2023, respectively.
4 Including amounts from related parties of $0.9 million as of December 31, 2023. There were no amounts from related parties as of June 30, 2024.
5 Including amounts from related parties of $1.3 million and $2.3 million as of June 30, 2024, and December 31, 2023, respectively.
6 Including amounts from related parties of $1.7 million and $2.0 million as of June 30, 2024, and December 31, 2023, respectively.
7 Including amounts from related parties of $9.5 million and $9.1 million as of June 30, 2024, and December 31, 2023, respectively.
8 Including amounts from related parties of $0.1 million as of December 31, 2023. There were no amounts from related parties as of June 30, 2024.
9 Including amounts from related parties of $5.8 million and $3.4 million as of June 30, 2024, and December 31, 2023, respectively.
10 Including amounts from related parties of $8.6 million and $1.7 million as of June 30, 2024, and December 31, 2023, respectively.
11 Including amounts from related parties of $0.4 million and $0.4 million as of June 30, 2024, and December 31, 2023, respectively.
12 Including amounts from related parties of $4.3 million and $6.7 million as of June 30, 2024, and December 31, 2023, respectively.
13 Including amounts from related parties of $1.3 million and $1.6 million as of June 30, 2024, and December 31, 2023, respectively.
14 Including amounts from related parties of $4.3 million and $4.6 million as of June 30, 2024, and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Product	$226,308	$214,706	$379,672	$408,451
Installation	42,733	24,321	54,177	44,846
Service	52,531	42,298	108,991	82,961
Electricity	14,195	19,770	28,225	40,028
Total revenue[1]	335,767	301,095	571,065	576,286
Cost of revenue:
Product	161,332	145,146	277,089	274,759
Installation	44,298	26,879	59,651	51,979
Service	52,401	57,263	108,907	108,507
Electricity	9,214	15,457	18,820	30,424
Total cost of revenue	267,245	244,745	464,467	465,669
Gross profit	68,522	56,350	106,598	110,617
Operating expenses:
Research and development	37,364	41,493	72,849	87,183
Sales and marketing	17,901	26,822	31,500	53,933
General and administrative[2]	36,385	42,491	74,394	87,638
Total operating expenses	91,650	110,806	178,743	228,754
Loss from operations	(23,128)	(54,456)	(72,145)	(118,137)
Interest income	6,430	4,357	13,961	6,352
Interest expense[3]	(15,376)	(13,953)	(29,922)	(25,699)
Other expense, net[4]	(985)	(740)	(2,155)	(2,083)
Loss on extinguishment of debt	(27,182)	(2,873)	(27,182)	(2,873)
(Loss) gain on revaluation of embedded derivatives	(88)	(1,216)	70	(1,099)
Loss before income taxes	(60,329)	(68,881)	(117,373)	(143,539)
Income tax provision	856	178	355	437
Net loss	(61,185)	(69,059)	(117,728)	(143,976)
Less: Net income (loss) attributable to noncontrolling interest	602	(2,998)	1,583	(6,348)
Net loss attributable to common stockholders	$(61,787)	$(66,061)	$(119,311)	$(137,628)
Net loss per share available to common stockholders, basic and diluted	$(0.27)	$(0.32)	$(0.53)	$(0.66)
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	227,167	208,692	226,377	207,714

1 Including related party revenue of $86.8 million and $209.0 million for the three and six months ended June 30, 2024, respectively, and $4.6 million and $5.4 million for the three and six months ended June 30, 2023, respectively.
2 Including related party general and administrative expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2024. There were no related party general and administrative expenses for the three and six months ended June 30, 2023.
3 Including related party interest expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2024. There was no related party interest expense for the three and six months ended June 30, 2023.
4 Including related party other expense, net of $0.4 million and $0.9 million for the three and six months ended June 30, 2024. There was no related party other expense, net for the three and six months ended June 30, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(61,185)	$(69,059)	$(117,728)	$(143,976)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(502)	(722)	(1,450)	(993)
Other comprehensive loss, net of taxes	(502)	(722)	(1,450)	(993)
Comprehensive loss	(61,687)	(69,781)	(119,178)	(144,969)
Less: Comprehensive income (loss) attributable to noncontrolling interest	262	(3,019)	747	(6,539)
Comprehensive loss attributable to common stockholders	$(61,949)	$(66,762)	$(119,925)	$(138,430)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2024	226,933,763	$21	$4,394,148	$(2,139)	$(3,925,915)	$466,115	$23,035	$489,150
Issuance of restricted stock awards	604,077	2	—	—	—	2	—	2
Exercise of stock options	18,754	—	157	—	—	157	—	157
Stock-based compensation	—	—	18,928	—	—	18,928	—	18,928
Foreign currency translation adjustment	—	—	—	(162)	—	(162)	(340)	(502)
Net (loss) income	—	—	—	—	(61,787)	(61,787)	602	(61,185)
Balances at June 30, 2024	227,556,594	$23	$4,413,233	$(2,301)	$(3,987,702)	$423,253	$23,297	$446,550

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2023	208,333,645	$20	$4,036,697	$(1,352)	$(3,636,050)	$399,315	$34,519	$433,834
Issuance of restricted stock awards	753,859	—	—	—	—	—	—	—
Exercise of stock options	93,878	—	733	—	—	733	—	733
Stock-based compensation expense	—	—	28,992	—	—	28,992	—	28,992
Contributions from noncontrolling interest	—	—	—	—	—	—	6,979	6,979
Capped calls	—	—	(54,522)	—	—	(54,522)	—	(54,522)
Foreign currency translation adjustment	—	—	—	(701)	—	(701)	(21)	(722)
Net loss	—	—	—	—	(66,061)	(66,061)	(2,998)	(69,059)
Balances at June 30, 2023	209,181,382	$20	$4,011,900	$(2,053)	$(3,702,111)	$307,756	$38,479	$346,235

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670
Issuance of restricted stock awards	2,087,979	2	—	—	—	2	—	2
ESPP purchase	632,688	—	6,297	—	—	6,297	—	6,297
Exercise of stock options	118,394	—	676	—	—	676	—	676
Stock-based compensation	—	—	35,917	—	—	35,917	—	35,917
Contributions from noncontrolling interest	—	—	—	—	—	—	3,958	3,958
Accrued dividend	—	—	—	—	(1,620)	(1,620)	—	(1,620)
Legal reserve	—	—	—	—	147	147	—	147
Subsidiary liquidation	—	—	—	—	(319)	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	(614)	—	(614)	(836)	(1,450)
Net (loss) income	—	—	—	—	(119,311)	(119,311)	1,583	(117,728)
Balances at June 30, 2024	227,556,594	$23	$4,413,233	$(2,301)	$(3,987,702)	$423,253	$23,297	$446,550

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	205,664,690	$20	$3,906,491	$(1,251)	$(3,564,483)	$340,777	$38,039	$378,816
Issuance of restricted stock awards	2,858,763	—	—	—	—	—	—	—
ESPP purchase	449,525	—	7,756	—	—	7,756	—	7,756
Exercise of stock options	208,404	—	1,502	—	—	1,502	—	1,502
Stock-based compensation	—	—	58,286	—	—	58,286	—	58,286
Derecognition of the pre-modification forward contract fair value	—	—	76,242	—	—	76,242	—	76,242
Equity component of Series B redeemable convertible preferred stock	—	—	16,145	—	—	16,145	—	16,145
Contributions from noncontrolling interest	—	—	—	—	—	—	6,979	6,979
Purchase of capped call related to convertible notes	—	—	(54,522)	—	—	(54,522)	—	(54,522)
Foreign currency translation adjustment	—	—	—	(802)	—	(802)	(191)	(993)
Net loss	—	—	—	—	(137,628)	(137,628)	(6,348)	(143,976)
Balances at June 30, 2023	209,181,382	$20	$4,011,900	$(2,053)	$(3,702,111)	$307,756	$38,479	$346,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(117,728)	$(143,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,925	35,668
Non-cash lease expense	17,931	16,184
(Gain) loss on disposal of property, plant and equipment	(15)	196
Revaluation of derivative contracts	(70)	1,099
Stock-based compensation	37,327	55,845
Amortization of debt issuance costs	3,074	1,786
Loss on extinguishment of debt	27,182	2,873
Unrealized foreign currency exchange loss	1,554	1,512
Other	(100)	—
Changes in operating assets and liabilities:
Accounts receivable[1]	(183,272)	(99,951)
Contract assets[2]	(49,021)	11,544
Inventories	(19,103)	(197,346)
Deferred cost of revenue[3]	(2,591)	(7,544)
Prepaid expenses and other current assets[4]	11,046	1,958
Other long-term assets[5]	(3,955)	3,415
Operating lease right-of-use assets and operating lease liabilities	(18,023)	(15,447)
Finance lease liabilities	320	736
Accounts payable[6]	(25,249)	35,894
Accrued warranty	(6,938)	(2,426)
Accrued expenses and other current liabilities[7]	(13,207)	(35,719)
Deferred revenue and customer deposits[8]	(7,441)	(26,766)
Other long-term liabilities	(407)	(730)
Net cash used in operating activities	(322,761)	(361,195)
Cash flows from investing activities:
Purchase of property, plant and equipment	(33,454)	(46,150)
Proceeds from sale of property, plant and equipment	22	25
Net cash used in investing activities	(33,432)	(46,125)
Cash flows from financing activities:
Proceeds from issuance of debt[9]	402,500	634,018
Payment of debt issuance costs	(12,323)	(15,828)
Repayment of debt	(140,990)	(72,852)
Proceeds from financing obligations	1,334	2,702
Repayment of financing obligations	(9,999)	(8,728)
Proceeds from issuance of common stock	6,975	9,258
Proceeds from issuance of redeemable convertible preferred stock	—	310,957
Contributions from noncontrolling interest	3,958	6,979
Dividend paid	(1,468)	—
Purchase of capped call related to convertible notes	—	(54,522)
Other	—	(158)
Net cash provided by financing activities	249,987	811,826
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	(1,168)	(328)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(107,374)	404,178
Cash, cash equivalents, and restricted cash:
Beginning of period	745,178	518,366
End of period	$637,804	$922,544

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,744	$22,345
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	17,896	15,318
Operating cash flows from finance leases	127	509
Cash paid during the period for income taxes	830	950
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$3,032	$4,790
Recognition of operating lease right-of-use asset during the year-to-date period	4,984	14,037
Recognition of finance lease right-of-use asset during the year-to-date period	320	736
Derecognition of the pre-modified forward contract fair value	—	76,242
Equity component of redeemable convertible preferred stock	—	16,145

1 Including changes in related party balances of $86.1 million and $1.7 million for the six months ended June 30, 2024, and 2023, respectively.
2 Including changes in related party balances of $6.0 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.
3 Including changes in related party balances of $0.9 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.
4 Including changes in related party balances of $1.0 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.
5 Including changes in related party balances of $0.4 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.
6 Including changes in related party balances of $0.1 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.
7 Including changes in related party balances of $2.4 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.
8 Including changes in related party balances of $4.4 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.
9 Including changes in related party balances of $0.3 million for the six months ended June 30, 2024. There were no associated related party balances as of June 30, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extinguishments, and conversions to equity that we completed since 2021, we had $1,121.0 million and $4.3 million of total outstanding recourse and non-recourse debt, respectively, as of June 30, 2024, which was classified as long-term debt.
On May 29, 2024, we issued 3% Green Convertible Senior Notes (the “3% Green Notes due June 2029”) in an aggregate principal amount of $402.5 million due June 2029, unless earlier repurchased, redeemed or converted, less the initial purchasers’ discount of $12.1 million and other issuance costs of $0.7 million, resulting in net proceeds of $389.7 million. On May 29, 2024, we used approximately $141.8 million of the net proceeds from this issuance to repurchase $115.0 million, or 50%, of the outstanding principal amount of our 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”) in privately negotiated transactions. The repurchase amount equaled 122.6% of the principal amount repurchased, plus related accrued and unpaid interest. For additional information, please see Part I, Item 1, Note 7 — Outstanding Loans and Security Agreements.
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
Concentration of Risk
Geographic Risk — The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Servers to other countries, primarily, the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”). For the three and six months ended June 30, 2024, total revenue in the U.S. was 83% and 65%, respectively, of our total revenue. For the three and six months ended June 30, 2023, total revenue in the U.S. was 73% and 83%, respectively, of our total revenue.
Credit Risk — At June 30, 2024, two customers, the first of which is our related party (see Note 10 — Related Party Transactions), accounted for approximately 66% and 20% of accounts receivable, respectively. At December 31, 2023, one customer that is our related party accounted for approximately 74% of accounts receivable.
Customer Risk — During the three months ended June 30, 2024, revenue from two customers, the second of which is our related party (see Note 10 — Related Party Transactions), accounted for approximately 36.0% and 26.0% of our total revenue, respectively. During the six months ended June 30, 2024, two customers, the first of which is our related party (see Note 10 — Related Party Transactions), represented approximately 37.0% and 27.0% of our total revenue, respectively.
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
Accounting Guidance Not Yet Adopted
Refer to the accounting guidance not yet adopted described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies — Accounting Guidance Not Yet Adopted section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Based on the Company’s continued evaluation, we do not expect a material impact from new accounting guidance not yet adopted to our unaudited condensed consolidated financial statements.
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

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	June 30,	December 31,
	2024	2023

Accounts receivable	$524,000	$340,740
Contract assets	90,388	41,366
Customer deposits	84,656	75,734
Deferred revenue	55,965	72,328
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
Contract Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Beginning balance	$33,788	$47,778	$41,366	$46,727
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(3,148)	(23,228)	(21,295)	(27,404)
Revenue recognized and not billed as of the end of the period	59,748	10,632	70,317	15,859
Ending balance	$90,388	$35,182	$90,388	$35,182
Deferred Revenue
Deferred revenue activity during the three and six months ended June 30, 2024, and 2023, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Beginning balance	$59,468	$87,848	$72,328	$94,355
Additions	229,429	265,408	405,914	490,346
Revenue recognized	(232,932)	(268,146)	(422,277)	(499,591)
Ending balance	$55,965	$85,110	$55,965	$85,110

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
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, services and electricity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue from contracts with customers:
Product revenue	$226,308	$214,706	$379,672	$408,451
Installation revenue	42,733	24,321	54,177	44,846
Services revenue	52,531	42,298	108,991	82,961
Electricity revenue	4,893	3,966	9,641	7,804
Total revenue from contract with customers	326,465	285,291	552,481	544,062
Revenue from contracts that contain leases:
Electricity revenue	9,302	15,804	18,584	32,224
Total revenue	$335,767	$301,095	$571,065	$576,286

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	June 30,	December 31,
	2024	2023
As Held:
Cash	$89,083	$144,102
Money market funds	548,721	601,076
	$637,804	$745,178
As Reported:
Cash and cash equivalents	$581,684	$664,593
Restricted cash	56,120	80,585
	$637,804	$745,178
Restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Restricted cash, current	$25,167	$46,821
Restricted cash, non-current	30,953	33,764
	$56,120	$80,585
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with a financial institution. These transactions are accounted for as sales, and cash proceeds are included in cash used in operating activities. We derecognized $21.6 million and $102.3 million of accounts receivable during the three and six months ended June 30, 2024, respectively. We derecognized $59.6 million of accounts receivable during the six months ended June 30, 2023, and no accounts receivable were derecognized during the three months ended June 30, 2023.
The cost of factoring such accounts receivable on our condensed consolidated statements of operations for the three and six months ended June 30, 2024, was $0.5 million and $2.4 million, respectively. The costs of factoring for the six months ended June 30, 2023, were $0.7 million. There were no costs of factoring for the three months ended June 30, 2023. The cost of factoring is recorded in general and administrative expenses.

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

	Fair Value Measured at Reporting Date Using
June 30, 2024	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$548,721	$—	$—	$548,721
	$548,721	$—	$—	$548,721
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$4,306	$4,306
	$—	$—	$4,306	$4,306

	Fair Value Measured at Reporting Date Using
December 31, 2023	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$601,076	$—	$—	$601,076
	$601,076	$—	$—	$601,076
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$4,376	$4,376
	$—	$—	$4,376	$4,376
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

The changes in the Level 3 financial liabilities during the six months ended June 30, 2024, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2023	$4,376
Changes in fair value	(70)
Liabilities at June 30, 2024	$4,306
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

	June 30, 2024		December 31, 2023
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
3% Green Convertible Senior Notes due June 2029	$389,965	$341,924	$—	$—
3% Green Convertible Senior Notes due June 2028	617,153	583,861	615,205	673,613
2.5% Green Convertible Senior Notes due August 2025	113,893	119,807	226,801	260,820
Non-recourse:
4.6% Term Loan due October 2026	$2,898	$2,785	$3,085	$2,866
4.6% Term Loan due April 2026	1,449	1,438	1,542	1,479

6. Balance Sheet Components
Accounts Receivable
The increase in accounts receivable of $183.3 million for the six months ended June 30, 2024 was driven by the timing of transactions and a change in customer mix. Refer to Note 1 — Nature of Business, Liquidity and Basis of Presentation for discussion of credit risk associated with our accounts receivable.
Inventories
The components of inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Raw materials	$298,708	$270,414
Work-in-progress	85,913	50,632
Finished goods	135,595	181,469
	$520,216	$502,515
The inventory reserves were $17.4 million and $18.7 million as of June 30, 2024, and December 31, 2023, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Tax receivables	$5,488	$3,231
Receivables from employees	4,413	6,538
Prepaid hardware and software maintenance	3,788	5,202
Prepaid managed services	3,355	5,636
Advance income tax provision	2,381	2,557
Interest receivable	2,375	1,697
Deposits made	1,644	1,702
Prepaid workers compensation	1,612	6,851
Deferred expenses	1,302	2,257
Prepaid deferred commissions	1,258	1,178
Prepaid rent	14	1,232
Other prepaid expenses and other current assets	12,472	13,067
	$40,102	$51,148
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Energy Servers	$309,725	$309,770
Machinery and equipment	195,511	174,549
Leasehold improvements	119,130	94,646
Construction-in-progress	81,076	104,650
Buildings	50,298	49,477
Computers, software and hardware	33,186	28,901
Furniture and fixtures	10,728	12,541
	799,654	774,534
Less: accumulated depreciation	(305,277)	(281,182)
	$494,377	$493,352
Depreciation expense related to property, plant and equipment was $13.4 million and $25.9 million for the three and six months ended June 30, 2024, respectively.
Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2023, was $17.5 million and $35.7 million, respectively.
Depreciation expense for property, plant and equipment under operating leases by Power Purchase Agreement (“PPA”) entities was $3.6 million and $7.2 million for the three and six months ended June 30, 2023, respectively. There was no depreciation expense for such assets for the three and six months ended June 30, 2024.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Deferred commissions	$12,237	$9,373
Deferred expenses	9,474	9,069
Long-term lease receivable	6,621	7,335
Deposits made	3,150	3,157
Prepaid managed services	1,916	1,646
Deferred tax asset	1,380	1,385
Prepaid and other long-term assets	19,385	18,243
	$54,163	$50,208
Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Product performance	$9,769	$18,066
Product warranty	2,619	1,260
	$12,388	$19,326
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2023	$19,326
Accrued warranty and product performance liabilities, net	9,957
Warranty and product performance expenditures during the period	(16,895)
Balances at June 30, 2024	$12,388

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023

Compensation and benefits	$44,060	$47,901
General invoice and purchase order accruals	30,703	36,266
Sales tax liabilities	14,246	17,412
Sales-related liabilities	8,439	5,121
Accrued installation	5,779	4,939
Interest payable	3,913	3,823
Provision for income tax	2,614	3,374
Accrued legal expenses	1,432	1,359
Accrued consulting expenses	1,391	3,244
Finance lease liability	887	1,072
Accrued restructuring costs (Note 11)	405	3,793
Other	2,530	2,575
	$116,399	$130,879

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2024 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3% Green Convertible Senior Notes due June 2029	$402,500	$—	$389,965	$389,965	3.0%	June 2029	Company
3% Green Convertible Senior Notes due June 2028	632,500	—	617,153	617,153	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	115,000	—	113,893	113,893	2.5%	August 2025	Company
Total recourse debt	1,150,000	—	1,121,011	1,121,011
4.6% Term Loan due October 2026	2,898	—	2,898	2,898	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,449	—	1,449	1,449	4.6%	April 2026	Korean JV
Total non-recourse debt	4,347	—	4,347	4,347
Total debt	$1,154,347	$—	$1,125,358	$1,125,358
The following is a summary of our debt as of December 31, 2023 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3% Green Convertible Senior Notes due June 2028	$632,500	$—	$615,205	$615,205	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	230,000	—	226,801	226,801	2.5%	August 2025	Company
Total recourse debt	862,500	—	842,006	842,006
4.6% Term Loan due October 2026	3,085	—	3,085	3,085	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,542	—	1,542	1,542	4.6%	April 2026	Korean JV
Total non-recourse debt	4,627	—	4,627	4,627
Total debt	$867,127	$—	$846,633	$846,633
Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values apply to deferred financing costs. We and our subsidiary were in compliance with all covenants as of June 30, 2024, and December 31, 2023.
Recourse Debt Facilities
3% Green Convertible Senior Notes due June 2029
On May 29, 2024, we issued the 3% Green Notes due June 2029 in an aggregate principal amount of $402.5 million due on June 1, 2029, unless earlier repurchased, redeemed or converted, less an initial purchasers’ discount of $12.1 million and other issuance costs of $0.7 million (together, the “Transaction Costs”), resulting in net proceeds of $389.7 million. The 3% Green Notes due June 2029 were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of May 29, 2024, between us and U.S. Bank Trust Company, National Association, as Trustee, in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the purchase agreement among the Company and the representatives of the initial purchasers of the 3% Green Notes due June 2029, the Company granted the initial purchasers an option to purchase up to an additional $52.5 million aggregate principal amount of the 3% Green Notes due June 2029 (the “Greenshoe Option”). The 3% Green Notes due June 2029 issued on May 29, 2024, included $52.5 million aggregate principal amount pursuant to the full exercise by the initial purchasers of the Greenshoe Option.

The 3% Green Notes due June 2029 are senior, unsecured obligations accruing interest at a rate of 3% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. We may not redeem the 3% Green Notes due June 2029 prior to June 7, 2027, subject to a partial redemption limitation. We may elect to redeem, at face value, all or any portion of the 3% Green Notes due June 2029 at any time, and from time to time, on or after June 7, 2027 and on or before the twenty-first scheduled trading day immediately before the maturity date, provided the share price for our Class A common stock exceeds 130% of the conversion price at redemption.
Before March 1, 2029, the noteholders have the right to convert their 3% Green Notes due June 2029 only upon the occurrence of certain events, including satisfaction of a condition relating to the closing price of our common stock (the “Closing Price Condition”) or the trading price of the 3% Green Notes due June 2029 (the “Trading Price Condition”), a redemption event, or other specified corporate events. If the Closing Price Condition is met on at least 20 (whether or not consecutive) of the last 30 consecutive trading days in any calendar quarter, and only during such calendar quarter, the noteholders may convert their 3% Green Notes due June 2029 at any time during the immediately following quarter, commencing after the calendar quarter ending on September 30, 2024, subject to the partial redemption limitation. Subject to the Trading Price Condition, the noteholders may convert their 3% Green Notes due June 2029 during the five business days immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 3% Green Notes due June 2029, as determined following a request by a holder of the 3% Green Notes due June 2029, for each day of that period is less than 98% of the product of the closing price of our common stock and the then applicable conversion rate. From and after March 1, 2029, the noteholders may convert their 3% Green Notes due June 2029 at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Should the noteholders elect to convert their 3% Green Notes due June 2029, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock, $0.0001 par value per share, or a combination thereof, at our election.
The initial conversion rate is 47.9795 shares of Class A common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $20.84 per share of Class A common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, we may increase the conversion rate at any time if our Board of Directors determines it is in the best interests of the Company or to avoid or diminish income tax to holders of common stock. In addition, if certain corporate events that constitute a Make-Whole Fundamental Change, as defined below, occur, then the conversion rate applicable to the conversion of the 3% Green Notes due June 2029 will, in certain circumstances, increase by up to 15.5932 shares of Class A common stock per $1,000 principal amount of notes for a specified period of time. At June 30, 2024, the maximum number of shares into which the 3% Green Notes due June 2029 could have been potentially converted if the conversion features were triggered was 25,588,011 shares of Class A common stock.
According to the Indenture, a Make-Whole Fundamental Change means (i) a Fundamental Change, that includes certain change-of-control events relating to us, certain business combination transactions involving us and certain delisting events with respect to our Class A common stock, or (ii) the sending of a redemption notice with respect to the 3% Green Notes due June 2029.
The 3% Green Notes due June 2029 contain certain customary provisions relating to the occurrence of Events of Default, as defined in the Indenture. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 3% Green Notes due June 2029 then outstanding will immediately become due and payable without any further action or notice by any person. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the 3% Green Notes due June 2029 for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 3% Green Notes due June 2029.
The Transaction Costs were recorded as debt issuance costs and represented a reduction to the 3% Green Notes due June 2029 on our condensed consolidated balance sheets and are amortized to interest expense at an effective interest rate of 3.8%.
Total interest expense recognized related to the 3% Green Notes due June 2029 for the three months ended June 30, 2024, was $1.3 million and was comprised of contractual interest expense of $1.1 million and amortization of the initial purchasers’ discount and other issuance costs of $0.2 million. We have not recognized any special interest expense related to the 3% Green Notes due June 2029 to date. The amount of unamortized debt issuance costs as of June 30, 2024, was $12.6 million.

Although the 3% Green Notes due June 2029 contain embedded conversion features, we account for the 3% Green Notes due June 2029 in its entirety as a liability. As of June 30, 2024, the net carrying value of the 3% Green Notes due June 2029 was classified as a long-term liability in our condensed consolidated balance sheets.
3% Green Convertible Senior Notes due June 2028 and Capped Call Transactions
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for discussion of our 3% Green Convertible Senior Notes due June 2028 (the “3% Green Notes due June 2028”) and privately negotiated capped call transactions in connection with the pricing of the 3% Green Notes due June 2028.
The noteholders could not convert their 3% Green Notes due June 2028 during the quarter ended June 30, 2024, as the Closing Price Condition, as defined in the indenture, dated as of May 16, 2023, between us and U.S. Bank Trust Company, National Association, as trustee, was not met during the three months ended March 31, 2024, as per the indenture, dated as of May 16, 2023.
Total interest expense recognized related to the 3% Green Notes due June 2028 for the three and six months ended June 30, 2024, was $5.7 million and $11.4 million, respectively and was comprised of contractual interest expense of $4.7 million and $9.4 million and amortization of the initial purchasers’ discount and other issuance costs of $1.0 million and $2.0 million, respectively.
Total interest expense recognized related to the 3% Green Notes due June 2028 for the three and six months ended June 30, 2023, was $2.9 million and $2.9 million, respectively, and was comprised of contractual interest expense of $2.4 million and $2.4 million and amortization of the initial purchasers’ discount and other issuance costs of $0.5 million and $0.5 million, respectively.
We have not recognized any special interest expense related to the 3% Green Notes due June 2028 to date.
The amount of unamortized debt issuance costs as of June 30, 2024, and December 31, 2023, was $15.3 million and $17.3 million, respectively.
2.5% Green Convertible Senior Notes due August 2025
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for discussion of our 2.5% Green Notes.
The noteholders could not convert their 2.5% Green Notes during the quarter ended June 30, 2024, as the Closing Price Condition, as defined in the indenture, dated as of August 11, 2020, between us and U.S. Bank National Association, as trustee, was not met during the three months ended March 31, 2024, as per the indenture, dated as of August 11, 2020.
On May 29, 2024, we used approximately $141.8 million of the net proceeds from the 3% Green Notes due June 2029 offering to repurchase $115.0 million of the outstanding principal amount of our 2.5% Green Notes in privately negotiated transactions. Half of the original principal balance, $115.0 million of the 2.5% Green Notes, was called and repurchased at 122.6% during the three months ended June 30, 2024. The 22.6% premium of $26.0 million and unpaid accrued interest of $0.8 million related to the repurchased amount were included in the final payment to the noteholders. As a result of partial repurchase of the 2.5% Green Notes, we recognized a loss on extinguishment of debt of $27.2 million.
Total interest expense recognized related to the 2.5% Green Notes for the three and six months ended June 30, 2024, was $1.6 million and $3.5 million, respectively, and was comprised of contractual interest expense of $1.2 million and $2.6 million and amortization of issuance costs of $0.4 million and $0.9 million, respectively. The effective interest rate of the 2.5% Green Notes after partial repurchase was 3.3%.
We have not recognized any special interest expense related to the 2.5% Green Notes to date.
The amount of unamortized debt issuance costs as of June 30, 2024, and December 31, 2023, was $1.1 million and $3.2 million, respectively.
Non-recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements in our Annual Form 10-K for the fiscal year ended December 31, 2023, for discussion of our non-recourse debt.

Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of June 30, 2024 (in thousands):

Remainder of 2024	$—
2025	115,000
2026	4,347
2027	—
2028	632,500
Thereafter	402,500
$1,154,347

8. Leases
Facilities, Energy Servers, and Vehicles
For the three and six months ended June 30, 2024, rent expense for all occupied facilities was $5.6 million and $11.2 million, respectively. For the three and six months ended June 30, 2023, rent expense for all occupied facilities was $5.7 million and $11.3 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2024, and December 31, 2023, were as follows (in thousands):

	June 30,	December 31,
	2024	2023

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$134,972	$139,732
Current operating lease liabilities	(20,123)	(20,245)
Non-current operating lease liabilities	(137,209)	(141,939)
Total operating lease liabilities	$(157,332)	$(162,184)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	$2,433	$2,708
Current finance lease liabilities[5]	(887)	(1,072)
Non-current finance lease liabilities[6]	(1,744)	(1,837)
Total finance lease liabilities	$(2,631)	$(2,909)
Total lease liabilities	$(159,963)	$(165,093)
1 These assets primarily include leases for facilities, Energy Servers, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.

The components of our lease costs for the three and six months ended June 30, 2024, and 2023, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease costs	$9,037	$8,166	$17,942	$15,965
Financing lease costs:
Amortization of right-of-use assets	194	194	491	395
Interest on lease liabilities	63	69	129	131
Total financing lease costs	257	263	620	526
Short-term lease costs	23	733	32	1,177
Total lease costs	$9,317	$9,162	$18,594	$17,668

Weighted average remaining lease terms and discount rates for our leases as of June 30, 2024, and December 31, 2023, were as follows:

	June 30,	December 31,
	2024	2023

Weighted average remaining lease term:
Operating leases	7.1 years	7.4 years
Finance leases	3.2 years	3.2 years
Weighted average discount rate:
Operating leases	10.6%	10.6%
Finance leases	9.6%	9.5%
Future lease payments under lease agreements as of June 30, 2024, were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2024	$18,266	$620
2025	33,877	938
2026	33,879	712
2027	33,257	547
2028	27,155	217
2029	20,412	28
Thereafter	61,212	—
Total minimum lease payments	228,058	3,062
Less: amounts representing interest or imputed interest	(70,726)	(431)
Present value of lease liabilities	$157,332	$2,631
Managed Services Financing
For details on Managed Services Financing refer to Part I, Item 7, Section Purchase and Financing Options, sub-section Managed Services Financing and Part II, Item 8, Note 8 — Leases in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We recognized $7.1 million of product revenue, $2.3 million of installation revenue, $1.3 million of financing obligations, and $4.1 million of operating lease right-of-use assets and operating lease liabilities from successful sale and leaseback transactions for the six months ended June 30, 2024. There were no new successful sale and leaseback transactions during the three months ended June 30, 2024.

The recognized operating lease expense from successful sale and leaseback transactions for the three and six months ended June 30, 2024, was $3.2 million and $6.3 million, respectively.
We recognized $8.5 million and $15.8 million of product revenue, $1.8 million and $4.8 million of installation revenue, $1.5 million and $2.7 million of financing obligations, and $3.8 million and $9.3 million of operating lease right-of-use assets and operating lease liabilities from successful sale and leaseback transactions for the three and six months ended June 30, 2023, respectively.
The recognized operating lease expense from successful sale and leaseback transactions for the three and six months ended June 30, 2023, was $2.3 million and $4.4 million, respectively.
At June 30, 2024, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2024	$21,342
2025	43,157
2026	38,595
2027	22,271
2028	12,369
Thereafter	26,773
Total minimum lease payments	164,507
Less: imputed interest	(83,876)
Present value of net minimum lease payments	80,631
Less: current financing obligations	(28,334)
Long-term financing obligations	$52,297
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $436.7 million and $444.8 million as of June 30, 2024, and December 31, 2023, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Servers at the end of the lease and the remainder recognized as either a gain or loss at that point.
9. Stock-Based Compensation and Employee Benefit Plans
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cost of revenue	$4,110	$5,067	$7,924	$9,228
Research and development	6,008	7,678	11,092	16,088
Sales and marketing	3,270	6,257	5,360	12,074
General and administrative	6,035	9,477	13,907	20,642
	$19,423	$28,479	$38,283	$58,032

As of June 30, 2024, and December 31, 2023, we capitalized $10.3 million and $8.9 million of stock-based compensation cost, respectively, into inventory and deferred cost of goods sold.
Stock Option and Stock Award Activity
Stock Options
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2023	7,247,624	$20.93	3.8	$19,446
Granted	1,175,348	9.66
Exercised	(118,394)	5.94
Expired	(579,293)	26.55
Balances at June 30, 2024	7,725,285	19.01	4.4	16,183
Vested and expected to vest at June 30, 2024	7,384,089	19.46	4.1	15,184
Exercisable at June 30, 2024	6,569,937	$20.66	3.4	$13,023
During the three and six months ended June 30, 2024, we recognized $1.0 million and $1.2 million of stock-based compensation costs for stock options, respectively. During the three and six months ended June 30, 2023, we recognized $0.1 million and $0.2 million of stock-based compensation costs for stock options, respectively.
During the three and six months ended June 30, 2024, we granted 175,348 and 1,175,348 stock options, respectively, including 955,000 stock options granted in the first quarter of fiscal year 2024 to certain executives to purchase shares of common stock that contain certain performance-based vesting criteria related to corporate milestones (the “performance-based stock options”). The performance-based stock options were granted “at-the-money” and have a term of 10 years. The performance-based stock options vest based over a four-year or a three-year requisite service period. We did not grant stock options in the three and six months ended June 30, 2023.
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
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

Risk-free interest rate	4.1% - 4.4%
Expected term (years)	6
Expected dividend yield	—
Expected volatility	96.0% - 97.1%
During the three and six months ended June 30, 2024, the intrinsic value of stock options exercised was $0.2 million and $0.7 million, respectively. During the three and six months ended June 30, 2023, the intrinsic value of stock options exercised was $0.7 million and $1.5 million, respectively.
As of June 30, 2024, and December 31, 2023, we had unrecognized compensation costs related to unvested stock options of $7.9 million and $0.1 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 2.8 years and 0.3 years, respectively. Cash received from stock options exercised totaled $0.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively. Cash received from stock options exercised totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively.

Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2023	9,889,341	$18.25
Granted	4,497,816	9.84
Vested	(2,087,979)	19.53
Forfeited	(1,149,231)	19.63
Unvested Balance at June 30, 2024	11,149,947	$14.48
Stock Awards — The estimated fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is based on the fair value of our Class A common stock on the date of grant. For the three and six months ended June 30, 2024, we recognized $15.5 million and $33.4 million of stock-based compensation costs for stock awards, respectively. For the three and six months ended June 30, 2023, we recognized $23.0 million and $45.7 million of stock-based compensation costs for stock awards, respectively.
As of June 30, 2024, and December 31, 2023, we had $115.1 million and $113.5 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.2 years and 2.0 years, respectively.
Executive Awards
On March 1, 2024, the Company granted RSUs, PSUs, the time-based and performance-based stock option awards to certain executive staff and on May 6, 2024, the Company granted RSUs and PSUs (collectively, the “2024 Executive Awards”) to new executive hires, including our new Chief Financial Officer, pursuant to the 2018 Equity Incentive Plan. The RSUs have time-based vesting schedules that range from two to four years, and started vesting on February 15, 2024 (May 15, 2024, for new hires).
The time-based stock options started vesting on February 15, 2024, and shall vest over three years. The PSUs have vesting schedules that range from one to three years. The performance-based stock options have vesting schedules that range from three to four years. Both the PSUs and the performance-based stock options have a threshold target for a vesting of 50% of the number of awards, a target for 100% of earned awards and a potential of 150% of granted awards earned, for each of the performance periods.
The PSUs and performance-based stock options will vest based on a combination of time and achievement against performance metrics targets assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2024 Executive Awards are recognized over the service period as we evaluate the probability of the achievement of the performance conditions. As of June 30, 2024, the unamortized compensation expense for the RSUs, the PSUs, the time-based and the performance-based stock options per the 2024 Executive Awards was $16.1 million.
For details on the 2023, 2022, and 2021 Executive Awards refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
As of June 30, 2024, and December 31, 2023, the unamortized compensation expense for the RSUs and PSUs per the 2023 Executive Awards was $3.6 million and $7.0 million, respectively.
As of June 30, 2024, and December 31, 2023, the unamortized compensation expense for the RSUs and PSUs per the 2022 Executive Awards was $2.0 million and $6.2 million, respectively.
As of June 30, 2024, and December 31, 2023, the unamortized compensation expense for the RSUs and PSUs per the 2021 Executive Awards was $7.6 million and $8.2 million.

The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2023	32,877,906
Added to plan	9,674,114
Granted	(5,470,998)
Cancelled/Forfeited	1,526,358
Expired	(463,986)
Balances at June 30, 2024	38,143,394
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
During the three and six months ended June 30, 2024, we recognized $2.4 million and $1.3 million of stock-based compensation costs for the 2018 ESPP, respectively. During the three and six months ended June 30, 2023, we recognized $5.9 million and $12.4 million of stock-based compensation costs for the 2018 ESPP, respectively.
We issued 632,688 and 449,525 shares in the six months ended June 30, 2024, and 2023, respectively. During the six months ended June 30, 2024, and 2023, we added an additional 2,418,528 and 2,239,563 shares and there were 16,990,424 and 15,204,584 shares available for issuance as of June 30, 2024, and December 31, 2023, respectively.
As of June 30, 2024, and December 31, 2023, we had $8.1 million and $8.8 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 1.0 year and 0.8 years, respectively.

10. Related Party Transactions
There have been no changes in related party relationships during the six months ended June 30, 2024. For information on our related party transactions, see Part II, Item 8, Note 12 — Related Party Transactions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Our operations include the following related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Total revenue from related parties[1]	$86,846	$4,585	$209,014	$5,418
Cost of product revenue[2]	54	—	74	—
General and administrative expenses[3]	158	—	361	—
Interest expense[4]	50	—	102	—
Other expense, net[5]	(376)	—	(867)	—

1 Includes revenue from SK ecoplant for the three and six months ended June 30, 2024, which became a related party on September 23, 2023, however we had transactions with SK ecoplant in prior period (see Note 15 — SK ecoplant Strategic Investment). Revenue from related parties for the three and six months ended June 30, 2023, relates to Korean JV in its entirety.
2 Includes expenses billed by SK ecoplant to Korean JV for headcount support services.

3 Includes rent expenses per operating lease agreements entered between Korean JV and SK ecoplant and miscellaneous expenses billed by SK ecoplant to Korean JV.
4 Interest expense per two term loans entered between Korean JV and SK ecoplant in fiscal year 2023.
5 Other expense, net is represented by realized foreign gain for the three and six months ended June 30, 2024.
Below is the summary of outstanding related party balances as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023

Accounts receivable	$348,178	$262,031
Contract assets	898	6,872
Deferred cost of revenue, current	—	875
Prepaid expenses and other current assets	1,302	2,257
Operating lease right-of-use assets[1]	1,702	2,031
Other long-term assets	9,474	9,069
Accounts payable	—	77
Accrued expenses and other current liabilities	5,808	3,427
Deferred revenue and customer deposits, current	8,573	1,707
Operating lease liabilities, current[1]	443	440
Deferred revenue and customer deposits, non-current	4,254	6,709
Operating lease liabilities, non-current[1]	1,290	1,617
Non-recourse debt[2]	4,347	4,627
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
For the six months ended June 30, 2024, impact from restructuring on our condensed consolidated statements of operations was not material. We expect to incur $4.2 million in restructuring costs in subsequent quarters, out of which we expect $3.5 million will relate to relocation costs and $0.7 million will relate to other restructuring costs. However, the actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

The following table presents our current liability as accrued for restructuring charges on our condensed consolidated balance sheets. The table sets forth an analysis of the components of the restructuring charges and payments made against the accrual for the six months ended June 30, 2024 (in thousands):

	Six Months Ended June 30, 2024
	Facility Closure	Severance	Other	Total

Balance at December 31, 2023	$2,577	$464	$752	$3,793
Restructuring accrual (release)	(69)	(385)	189	(265)
Payments	(2,466)	(79)	(578)	(3,123)
Balance at June 30, 2024	$42	$—	$363	$405
At June 30, 2024 and December 31, 2023, facility closure costs, severance, and other restructuring costs were included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers — In order to reduce manufacturing lead-times for an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we occasionally issue purchase orders to our component suppliers and third-party manufacturers that are not cancellable. As of December 31, 2023, we had no material open purchase orders with our component suppliers and third-party manufacturers that are expected to be realized within more than a 12-month period and are not cancellable.
Performance Guarantees — We guarantee the performance of the Energy Servers at certain levels of output and efficiency to our customers over the contractual term. We monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded as service revenue in the condensed consolidated statements of operations. We paid $1.8 million and $16.9 million for the three and six months ended June 30, 2024, respectively, for such performance guarantees. For the three and six months ended June 30, 2023, we paid $4.1 million and $19.9 million, respectively, for such performance guarantees.
Letters of Credit — In 2019, pursuant to the PPA II upgrade of the Energy Servers, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative developments and established a cash-collateralized letter of credit facility for this purpose. As of June 30, 2024, and December 31, 2023, the balance of this cash-collateralized letter of credit was $20.5 million and $40.4 million, respectively.
In addition, we have other outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as restricted cash in our condensed consolidated balance sheets. As of June 30, 2024, and December 31, 2023, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations were $27.9 million and $32.6 million, respectively.
Pledged Funds — In 2019, pursuant to the PPA IIIb upgrade of the Energy Servers, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. All or a portion of such funds would be released if we meet certain credit rating and/or market capitalization milestones prior to the end of the pledge period. If we do not meet the required criteria within the first five-year period, the funds would still be released to us over the following two years as long as the Energy
Servers continue to perform in compliance with our warranty obligations. As of June 30, 2024, and December 31, 2023, the balance of the restricted cash fund was $7.7 million and $7.6 million, respectively.
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
In March 2019, the Lincolnshire Police Pension Fund filed a class action complaint in the Superior Court of the State of California, County of Santa Clara, against us, certain members of our senior management, certain of our directors and the underwriters in our July 25, 2018 IPO alleging violations under Sections 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. Two related class action cases were subsequently filed in the Santa Clara County Superior Court against the same defendants containing the same allegations; Rodriquez vs Bloom Energy et al. was filed on April 22, 2019, and Evans vs Bloom Energy et al. was filed on May 7, 2019. These cases have been consolidated. Plaintiffs’ consolidated amended complaint was filed with the court on September 12, 2019. On October 4, 2019, defendants moved to stay the lawsuit pending the federal district court action discussed below. On December 7, 2019, the Superior Court issued an order staying the action through resolution of the parallel federal litigation mentioned below. On June 4, 2024, the Superior Court issued an order granting the Plaintiffs’ request for the dismissal of the lawsuit with prejudice.
In May 2019, Elissa Roberts filed a class action complaint in the federal district court for the Northern District of California against us, certain members of our senior management team, and certain of our directors’ alleging violations under Sections 11 and 15 of the Securities Act for alleged misleading statements or omissions in our Registration Statement on Form S-1 filed with the SEC in connection with the IPO. On September 3, 2019, the court appointed a lead plaintiff and lead plaintiffs’ counsel. On November 4, 2019, plaintiffs filed an amended complaint adding the underwriters in the IPO and our auditor as defendants for the Section 11 claim, as well as adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against us, and certain members of our senior management team. The amended complaint alleged a class period for all claims from the time of our IPO until September 16, 2019. On April 21, 2020, plaintiffs filed a second amended complaint, which continued to make the same claims and added allegations pertaining to the restatement and, as to claims under the Exchange Act, extended the putative class period through February 12, 2020. On July 1, 2020, we and the other defendants filed motions to dismiss the second amended complaint. On September 29, 2021, the court entered an order dismissing with leave to amend (1) five of seven statements or groups of statements alleged to violate Sections 11 and 15 of the Securities Act and (2) all allegations under the Exchange Act. All allegations against our auditors were also dismissed. Plaintiffs elected not to amend the complaint and instead on October 22, 2021 filed a motion for entry of final judgment in favor of our auditors so that plaintiffs could appeal the dismissal of those claims. The court denied that motion on December 1, 2021, and in response plaintiffs filed a motion asking the court to certify an interlocutory appeal as to the accounting claims. The court denied plaintiffs’ motion on April 14, 2022. The claims for violation of Sections 11 and 15 of the Securities Act that were not dismissed by the court entered the discovery phase.
On January 6, 2023, Bloom and the plaintiffs’ entered into an agreement in principle to settle the claims against Bloom, its executives and directors, and the IPO underwriters for a payment of $3.0 million, which we expect to be funded entirely by our insurers. If the settlement becomes effective, we expect it to result in a dismissal with prejudice of all claims against us, our executives and directors, and the underwriters. The settlement does not constitute an acknowledgement of liability or wrongdoing. On June 30, 2023, Bloom and the plaintiff’s executed a definitive settlement agreement containing the foregoing terms and customary terms for class action settlements, and on the same date, filed the settlement agreement with the court to seek its approval. The court issued a preliminary approval of the settlement on October 31, 2023. Notice of the settlement together with requested Plaintiff attorney fees was sent to the defined class of Bloom stockholders and on May 2, 2024, the final settlement was approved by the court. On May 9, 2024, in light of the stipulated settlement, the court issued an order dismissing the lawsuit with prejudice.
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
In February 2022, Plansee SE/Global Tungsten & Powders Corp. (“Plansee/GTP”), a former supplier, filed a request for expedited arbitration with the World Intellectual Property Organization Arbitration and Mediation Center in Geneva Switzerland (“WIPO”), for various claims allegedly in relation to an Intellectual Property and Confidential Disclosure Agreement between Plansee/GTP and Bloom Energy Corporation. Plansee/GTP’s statement of claims includes allegations of infringement of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003. On April 3, 2022, we filed a complaint against Plansee/GTP in the Eastern District of Texas to address the dispute between Plansee/GTP and Bloom Energy Corporation in a proper forum before a U.S. Federal District Court. Our complaint seeks the correction of inventorship of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003 (the “Patents-in-Suit”); declaratory judgment of invalidity, unenforceability, and non-infringement of the Patents-in-Suit; and declaratory judgment of no misappropriation. Further, our complaint seeks to recover damages we have suffered in relation to Plansee/GTP’s business dealings that, as alleged, constitute acts of unfair competition, tortious interference contract, breach of contract, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and violations of the Clayton Antitrust Act. On June 9, 2022, Plansee/GTP filed a motion to dismiss the complaint filed in the Eastern District of Texas and compel arbitration (or alternatively to stay). We filed our opposition on June 30, 2022, Plansee/GTP filed its reply on July 14, 2022, and we filed our sur-reply on July 22, 2022. On February 9, 2023, Magistrate Judge Payne issued a report and recommendation to stay the district court action pending an arbitrability determination by the arbitrator for each claim.
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

13. Income Taxes
For the three and six months ended June 30, 2024, we recorded an income tax provisions of $0.9 million and $0.4 million on pre-tax losses of $60.3 million and $117.4 million for effective tax rates of (1.4)% and (0.3)%, respectively. For the three and six months ended June 30, 2023, we recorded an income tax provisions of $0.2 million and $0.4 million, respectively, on pre-tax losses of $68.9 million and $143.5 million for effective tax rates of (0.3)% and (0.3)%, respectively.
The effective tax rate for the three and six months ended June 30, 2024, and 2023, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.

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
The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three and six months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Convertible notes	52,245	31,146	50,003	22,713
Redeemable convertible preferred stock	—	13,492	—	7,454
Stock options and awards	2,661	3,611	3,187	5,345
	54,906	48,249	53,190	35,512

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
In January 2024, SK ecoplant increased its capital contribution to Korean JV by $3.9 million, which increased its voting rights in the Korean JV to 60%. However, as of June 30, 2024, we continue to consolidate the Korean JV in our financial statements as we remain a primary beneficiary of this joint venture.

The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,918	$3,003
Accounts receivable	12,205	19,567
Inventories	13,484	8,156
Prepaid expenses and other current assets	484	644
Total current assets	33,091	31,370
Property and equipment, net	2,148	2,519
Operating lease right-of-use assets	1,873	2,138
Other long-term assets	43	46
Total assets	$37,155	$36,073
Liabilities
Current liabilities:
Accounts payable	$1,744	$3,480
Accrued expenses and other current liabilities	3,665	2,347
Operating lease liabilities	443	440
Total current liabilities	5,852	6,267
Operating lease liabilities	1,290	1,617
Non-recourse debt	4,347	4,627
Total liabilities	$11,489	$12,511
For a description of the strategic investment with SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group, please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

16. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these unaudited condensed consolidated financial statements that would require adjustment to our disclosure in the unaudited condensed consolidated financial statements as presented.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our expectations regarding our products and services, including our aim to provide resilient products, business strategies, including capital expenditures to expand production capacity and sources of funding for capital expenditures, our expanded strategic partnership with SK ecoplant, operations, supply chain (including any direct or indirect effects from the Russia-Ukraine war or geopolitical developments in China), new markets, government incentive programs including the scheduled expiration of the Investment Tax Credit at the end of 2024, impact of the Inflation Reduction Act of 2022 (the “IRA”) and transferability of tax credits on our business and the financing market for installations of our products, impact of new foreign tax rules on our financial statements, growth of the hydrogen market, sufficiency of our cash and our liquidity, the potential to engage in equity or debt financing transactions, future capital requirements and use of proceeds, our commitments or contingencies, and statements under “Key Macro Trends.” All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “designs,” “plans,” “predicts,” “targets,” “forecasts,” “will,” “would,” “could,” “can,” “may,” “aim,” “potential,” “mission,” “commit” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, outcomes and the timing of certain events to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Description of Bloom Energy
Our mission is to make clean, reliable energy affordable for everyone in the world. We created the first large-scale, commercially viable solid oxide fuel-cell based power generation platform that empowers businesses, essential services, critical infrastructure and communities to responsibly take charge of their energy.
Our technology, invented in the U.S., is one of the most advanced electricity and hydrogen producing technologies on the market today. Our fuel-flexible Bloom Energy Servers can use biogas, hydrogen, natural gas, or a blend of fuels to create resilient, sustainable and cost-predictable power at higher efficiency levels than traditional, combustion-based resources. Our enterprise customers include some of the largest multinational corporations in the world. We also have relationships with some of the largest utility companies in the U.S. and the Republic of Korea, with a growing presence in various international markets. The solid oxide platform that powers our fuel cells can be used to create hydrogen with our Bloom Electrolyzer, and hydrogen is increasingly recognized as a critically important decarbonization tool in the energy transition.
At Bloom Energy, we look forward to a net-zero future. Our technology is designed to help enable this future by delivering reliable, low-carbon electricity in a world facing unacceptable power disruptions. Our resilient platform has kept electricity available for our customers through hurricanes, earthquakes, typhoons, forest fires, extreme heat and grid failures. Unlike traditional combustion power generation, our platform is community-friendly and designed to significantly reduce emissions of criteria air pollutants. We can enable renewable fuel production through our biogas, hydrogen and electrolyzer programs, and we believe that we are well-positioned to help organizations and communities achieve their net-zero objectives.
We market and sell our Energy Servers primarily through our direct sales organization in the U.S., and we also have direct and indirect sales channels internationally. Recognizing that deploying our solutions requires a significant financial commitment, we have developed financing options to support sales of our Energy Servers to customers who lack the financial capability to purchase our Energy Servers directly, and who may prefer to use third-party financing.

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
We continue to innovate our products to offer energy solutions to our customers. In February 2024, we announced our Be FlexibleTM offering which introduced load following capabilities to enable customers and utilities to meet variable electricity load and demand. Our Bloom Energy Servers allow us to provide energy solutions for customers, as our products are designed to work with existing carbon capture utilization and storage (“CCUS”) and combined heat and power (“CHP”) technologies. CCUS can mitigate emissions from natural gas as the Energy Server generates a relatively pure stream of CO2 that can be used or sequestered. CHP allows the exhaust heat generated by the Energy Server to be channeled and available for use, further increasing efficiency of the system.
Energy Market Conditions
The global energy transition to a zero-carbon environment has created new challenges and opportunities for utilities, suppliers of energy solutions, and customers. Shifts and uncertainty in market and regulatory dynamics and corporate and governmental policies are currently impacting the selling process and extending sales cycles and timelines for our products. Increasing electricity rates, decreasing energy reliability, and delays in the development of transmission infrastructure and grid interconnection have led to increased customer interest in our power solutions. At the same time, natural gas supply and pricing concerns due to geopolitical stresses and resulting market changes as well as increasing focus on sustainability targets have led to increased caution from potential customers. Increasing demand for power has forced utilities, states and countries to revisit less clean sources of baseload and intermediate power, which our technology is designed to replace, in an attempt to ensure energy reliability. This supply and demand mismatch globally has threatened energy’s security, reliability, availability, and increased its cost.
Bloom enables customers to address these energy market challenges by offering fuel flexible solutions that are designed to provide cost predictable, resilient, and reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their economic, regulatory, and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection needs and availability, redundant back up power requirements, cost requirements, and sustainability profiles. Even in those situations where the time to power from the utility is measured in years because of the need to build out energy transmission infrastructure, these factors still may impact a customer’s buying decision.
Many data center customers and other large power users have signed exclusivity arrangements with their utilities, and this often creates a more complicated dynamic for them to move to a behind-the-meter solution.
The rising cost of natural gas, increases in gas distribution rates, limited availability of natural gas supply, as well as disruptions to the world gas markets, has increased the cost of our power solutions for customers and, in certain cases where there is a lack of fuel supply, a complete inability to operate the systems. In the U.S., the lack or slow development of pipeline infrastructure is impacting the timing of customers being able to take advantage of our power solution opportunities. In certain jurisdictions in the U.S. and Europe, natural gas bans prevent the use of our power solutions unless alternative fuels are available.
In addition, many of our potential data center and industrial customers are pursuing greenfield opportunities where the development cycle is long and laden with permitting requirements, and the uncertainty of these factors is leading to a more difficult customer decision-making process and longer sales cycles.
Key Macro Trends
Increases in Demand for Power, Driven by Data Centers and Artificial Intelligence (AI)
Demand for power has continued to significantly outpace available power generation supply from the grid. The transition towards the electrification of everything, including in a wide range of commercial and consumer products, has strained aging and unreliable power grids across the globe. The expanding use of AI has led to the expansion of existing data centers and plans for new greenfield data centers. The resulting increase in demand for power from Al-related companies has further reduced available supply from the grid and has led non-AI-related companies to consider on-site distributed power, including Bloom Energy Servers, to meet their power needs.

Time to Power Increases as Power Demand/Supply Mismatch Grows
In part because of the increases in demand for power, time to power has increased for companies seeking to connect new projects to the grid. According to the Lawrence Berkeley National Lab, U.S. interconnection queue delays have experienced significant growth, with a forty percent year over year increase in 2022. The typical project interconnection process for large scale projects grew to five years in 2022 compared to three years in 2015 and two years in 2008. Bloom Energy Servers can be configured as fully-islanded, microgrid solutions that are not interconnected to the grid, which can often provide a customer power in months instead of years. Our fully-islanded microgrid solutions can provide power on-site, without the need for costly transmission and distribution systems required by electrical grids. If a customer desires back up power or a “grid parallel” solution in combination with the Bloom microgrid, required interconnection studies and lengthy interconnection queues remain, eroding the time to power value proposition.
Impact of Climate Change and Sustainability Goals
The impacts of climate change, including more severe and unpredictable weather events, have placed further strain on aging utility grids and led to periods of power outages for those reliant on the grid. In addition, the recognition of the threat of climate change has led companies and governments to set ambitious emissions goals to reduce their carbon footprints. These emissions goals are expected to be difficult to meet using currently available renewable energy technologies such as wind and solar power. As the world transitions to lower-carbon energy sources, natural gas has been increasingly recognized as a necessary bridge fuel. Using natural gas, Bloom Energy Server can produce electricity efficiently without combustion. CCUS and CHP can further improve efficiency and lower carbon emissions of using Bloom Energy Servers compared to marginal generation resources on the grid.
Increasingly, customers want a zero-carbon solution for power, and, although our power solutions are designed to run on biofuels or hydrogen (in addition to natural gas) and help our customers achieve their sustainability goals, these fuels continue to have very limited availability and, for most customers, are not yet economical. This customer desire for zero-carbon solutions today, combined with the current lack of availability of zero-carbon fuels, is adversely impacting our power solution selling opportunities.
Other Factors Affecting our Performance
Delayed Project
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
Shifting Regulatory Environment
In 2023, the South Korean government moved to a new, government-run bidding process for fuel cell purchases, which has impacted and may continue to impact demand for our power solutions. In the U.S., absent Congressional action, the Investment Tax Credit (“ITC”) for fuel cells running on a non-zero carbon fuel is currently scheduled to expire at the end of fiscal year 2024. To date, Congress has not renewed the ITC. Because 2024 is a presidential election year in the U.S., it is possible Congress may be unable to achieve an extension of the ITC for commercial fuel cell purchasers this year. If the ITC is not extended for fuel cells, U.S. bookings, revenue and gross margins could be materially impacted. In 2024, the expiration of the ITC could increase demand for ITC-compliant sales of our Energy Servers due to customer desire to secure ITC for their projects through safe harboring. However, if our customers or project-level investors prove reluctant to make sufficient cash outlays in 2024 for purchases of Energy Servers for future projects, our sales could be negatively impacted. The Inflation Reduction Act of 2022 (“IRA”) established a new clean electricity production credit and a clean electricity investment credit. There is considerable uncertainty around whether, or the conditions under which, such credits will be available for transactions involving our Energy Servers. In addition, delays in adoption of Renewable Fuel Standard regulations in the U.S. for the use of biogas to generate electricity for electric vehicles, along with minimal governmental focus on utilization of biogas outside of use by methane-fueled vehicles, have created uncertainty in prospects for broader biogas availability for industrial uses, including our power solutions. In addition, in most jurisdictions, air permits and various land use permits are required for installation of our solutions over a certain amount of mega-watts, and generally the length of time to obtain these permits increased, while the level of certainty of issuance has decreased and if issued, the cost of compliance requirements can be cost prohibitive. We have experienced a reluctance in certain states to issue permits for gas generation equipment. Even if issued, states may require a blend of costly renewable fuels or other measures to advance climate goals. In Ireland, which is a large data center market, a directive from the Minister of the Department of the Environment, Climate and Communications to restrict grid connections to data centers and other large power users, along with a halt in high-pressure gas installations has delayed our selling activities. This has adversely impacted our selling activities.
Working with Utilities
The imbalance between power demand and supply has contributed to utilities seeking alternative sources of power to supply to their end customers. Utilities have been unable to meet this demand through the deployment of renewable sources of energy such as solar and wind power. Bloom Energy Servers can be installed at the utility’s point of distribution or directly on the customer’s site. The energy produced by Bloom Energy Servers can be utilized by utilities to provide power to a specific customer or customers, or may be used by customers generally. Increasing the supply of available power can allow utilities to encourage end customers to remain in their current locations rather than relocating to areas where power is more available.
Hydrogen Market Developments
In the second quarter of 2024, we entered into an agreement to sell Bloom Electrolyzers in the European market. The significant governmental interest, investment, and stimulation of clean hydrogen in the U.S., Europe and in many other regions across the globe have not yet had significant impacts on the supply of hydrogen. To date, while the number of proposed hydrogen production projects has grown rapidly, only a small fraction has reached the final investment decision stage, and an even smaller fraction have been deployed. In addition, the infrastructure needed to transport hydrogen, whether through pipelines or maritime or land-based tankers, is currently only sufficient for existing uses, and has not begun to be significantly extended for anticipated future uses, with hydrogen blending and other approaches remaining at pilot stages. It remains unclear whether regulators in some jurisdictions will allow hydrogen to be introduced into gas distribution systems, which could limit our customers’ ability to transport hydrogen from the point of production to the point of consumption. Additionally, U.S. Treasury Department rules surrounding the use of market-based renewable energy could make it more difficult for hydrogen projects to acquire energy needed to access the Production Tax Credit.
Lengthening Sales Cycles
Many of the factors discussed above have lengthened the selling cycles for our products and we have experienced delays in our anticipated bookings as a result. Our revenue, margins, and cash flow in any given year are largely dependent on bookings during the prior year. Historically, the majority of our bookings have occurred in the second half of the year, with a significant portion occurring in the fourth quarter. That trend did not continue to the same degree in 2023. If a substantial portion of our anticipated bookings continue to be delayed, our future revenue, margins and cash flow could be materially adversely impacted.
Supply Chain Constraints
We continue to see effects from global supply chain tightness due to the current inflationary environment, war in Ukraine, and trade tensions between the U.S. and China. We are not aware of, and do not expect any significant direct impact on our business or supply chain from the Israel-Gaza Strip armed conflict. While we have not experienced any significant component shortages to date, we are facing pressures from inflation. These dynamics could worsen as a result of continued geopolitical instability. We are also reliant on third party providers of storage equipment, infrastructure equipment and pipelines, and other materials and technologies that work with our products to provide an energy solution for customers. In the event we are unable to mitigate the impacts of delays and/or price increases in raw materials and components, it could delay the manufacturing and installation of, and increase the costs of, our products, which would adversely impact our cash flows and results of operations, including our revenues and gross margin. We expect these supply chain challenges to continue in the short term.
Customer Financing Constraints
Our ability to obtain financing for our products depends partially on the creditworthiness of our customers, and deterioration of our customers’ credit ratings could impact this financing. Regional banking and financial institution instability, such as the failure of Silicon Valley Bank in the first quarter of 2023, may make it more difficult for our customers to obtain financing. Rising interest rates have also increased the cost of financing for our customers. As interest rates rise, the financiers of our installations demand a higher rate of return, which puts pressure on our margins. We continue to work on obtaining the financing required for our 2024 installations, but if we are unable to secure such financing, our revenue, cash flow, and liquidity could be materially impacted. We expect that in the U.S., the IRA and the transferability of tax credits should make the financing market more robust in 2024, thereby easing some of these customer financing constraints, but this cannot be assured.
Manufacturing and Labor Market Constraints
As recently as 2022, we experienced impacts from labor shortages and challenges in hiring for our manufacturing facilities. While these constraints have since abated, and we reduced headcount as part of the Restructuring Plan adopted in September 2023, we may still experience difficulties with hiring and retention, and may face additional labor shortages in the future. For details on the Restructuring Plan refer to Part II, Item 8, Note 12 — Restructuring in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition, the current inflationary environment has led to rising wages and labor costs as well as increased competition for labor. In the event these constraints continue, and we are unable to mitigate the impacts of these challenges, it could delay the manufacturing and installation of our products, and we may be unable to meet customer demand, which could adversely impact our cash flows and results of operations, including our revenues and gross margin.
Installations and Maintenance of Energy Servers
In the second quarter of 2024, our installation projects experienced some delays relating to, among other things, permitting, utility delays, and access to customer facilities. However, these delays did not significantly impact our revenue.
If we are delayed in or unable to perform maintenance, our previously installed Energy Servers would likely experience adverse performance impacts, including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. Further, due to the nature of our Energy Servers, if we are unable to replace worn parts in accordance with our standard maintenance schedule, we may incur higher costs in the future. During the six months ended June 30, 2024, we experienced no significant delays in servicing our Energy Servers.
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
On March 27, 2024, Bloom, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”), and SK ecoplant entered into the Third Amendment to the Amended and Restated Preferred Distribution Agreement (the “Third ARPDA”). The Third ARPDA adds SK Eternix Co., Ltd., as an additional distributor of Bloom products and ancillary equipment in the Republic of Korea.
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
Liquidity and Capital Resources
We raised cash and supplemented liquidity by issuing the 3% Green Convertible Senior Notes due June 2029 (the “3% Green Notes due June 2029”) in the second quarter of 2024, as well as through financing activities with SK ecoplant in the first quarter of 2023 and issuing the 3% Green Convertible Senior Notes due June 2028 (the “3% Green Notes due June 2028”) in the second quarter of 2023. We expanded our warehouse space in Delaware and California to store more inventory to meet the anticipated increase in demand. If this increase in demand does not materialize to the degree we anticipated, our liquidity and financial condition may be adversely impacted.
On May 29, 2024, we issued the 3% Green Notes due June 2029 in an aggregate principal amount of $402.5 million due June 2029, unless earlier repurchased, redeemed or converted, less the initial purchasers’ discount of $12.1 million and other issuance costs of $0.7 million, resulting in net proceeds of $389.7 million. On May 29, 2024, we used approximately $141.8 million of the net proceeds from this issuance to repurchase $115.0 million, or 50%, of the outstanding principal amount of our 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”) in privately negotiated transactions. The repurchase amount equaled 122.6% of the principal amount repurchased plus related accrued and unpaid interest.
For further information on issuance of 3% Green Notes due June 2029 and partial repurchase of our 2.5% Green Notes, please see Part I, Item 1, Note 7 — Outstanding Loans and Security Agreements.
As of June 30, 2024, we had cash and cash equivalents of $581.7 million. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $548.7 million. We seek to maintain these balances with high credit quality counterparties, regularly monitor the amount of our credit exposure to any one issuer and diversify our investments in order to minimize our exposure.
As of June 30, 2024, we had $1,121.0 million of recourse debt, $4.3 million of non-recourse debt and $8.5 million of other long-term liabilities. As of June 30, 2024, all of our debt was classified as long-term. For a complete description of our outstanding debt, please see Part I, Item 1, Note 7 — Outstanding Loans and Security Agreements.
The combination of our cash and cash equivalents and cash flow to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or are not received in a timely manner to satisfy our near-term or future cash needs, we may require additional capital from equity or debt financings to fund our operations, our manufacturing capacity, product development, and market expansion requirements and to timely respond to competitive market pressures or strategic opportunities, among other things. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. During the six months ended June 30, 2024, we factored $102.3 million of accounts receivable. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. Although currently we do not have any floating-rate notes on our balance sheet, rising interest rates may increase our overall cost of capital. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock.
Our future capital requirements depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional working capital, the expansion of sales and marketing activities both in domestic and international markets, market acceptance of our products, our ability to secure financing for customer use of our products, the timing of installations and of inventory build in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing in future quarters may affect our results of operations, including our revenues and cash flows.
A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash (used in) provided by:
Operating activities	$(322,761)	$(361,195)
Investing activities	(33,432)	(46,125)
Financing activities	249,987	811,826
Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities during the six months ended June 30, 2024, was $322.8 million, a decrease of $38.4 million compared to the prior year period. The decrease in cash used in operating activities during the six months ended June 30, 2024, as compared to the prior year period, was primarily driven by changes in our working capital of $305.7 million due to (1) an increase in accounts receivable and contract assets by $183.3 million and $49.0 million, respectively, triggered by the timing of revenue transactions, corresponding collections and billing milestones, (2) an increase in inventory levels by $19.1 million to support future demand, and (3) the timing of payments to vendors.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity. Cash used in investing activities during the six months ended June 30, 2024, was $33.4 million, a decrease of $12.7 million compared to the prior year period and was primarily due to the decrease in expenditures on tenant improvements for a newly leased engineering and manufacturing building in Fremont, California, which opened in July 2022. We expect to continue to make capital investments over the next few quarters to expand production capacity at our new manufacturing facility in Fremont, California, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Our financing activities consist of borrowings and repayments of debt, proceeds and repayments of financing obligations, distributions paid to noncontrolling interests, contributions from noncontrolling interests, payments of dividends, proceeds from the issuances of our common stock, and other financing activities. Net cash provided by financing activities during the six months ended June 30, 2024 was $250.0 million, a decrease of $561.8 million compared to the prior year period, predominantly due to (1) a decrease in the proceeds from issuance of redeemable convertible preferred stock of $310.6 million, net of paid issuance costs of $0.4 million, as a result of the SK ecoplant Second Tranche Closing in the six months ended June 30, 2023 (please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023), (2) a decrease in proceeds from the issuance of debt by $231.5 million, and (3) an increase in the repayment of debt by $68.1 million. The decrease was partially offset by the purchase in fiscal year 2023 of the capped call of $54.5 million related to the 3% Green Notes due June 2028 issued in the second quarter of fiscal year 2023.
Net cash provided by financing activities for the six months ended June 30, 2024, consisted of (1) the proceeds from issuance of the 3% Green Notes due June 2029 of $402.5 million, (2) the proceeds from issuance of common stock of $7.0 million, (3) the contribution from a noncontrolling interest of $4.0 million, (4) the proceeds from financing obligations of $1.3 million, (5) the partial repurchase of the 2.5% Green Notes of $141.0 million, (6) the repayment of debt issuance costs of $12.3 million pertaining to the 3% Green Notes due June 2029, (7) the repayment of financing obligations of $10.0 million, and (8) a dividend payment of $1.5 million. Our working capital was strengthened by the issuance of the 3% Green Notes due June 2029 and 3% Green Notes due June 2028 in May 2024 and May 2023, respectively, as well as financing activities with SK ecoplant in the first quarter of 2023, but we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part I, Item 1, Note 7 — Outstanding Loans and Security Agreements of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors — Risks Related to Our Liquidity — Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Purchase and Financing Options section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Performance Guarantees
As of June 30, 2024, we had incurred no liabilities due to failure to repair or replace Energy Servers pursuant to any performance warranties made under operations and maintenance agreements (“O&M Agreements”).
For O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $577.7 million (including $451.9 million related to portfolio financing entities and $125.8 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $489.1 million as of June 30, 2024. For the six months ended June 30, 2024, we made performance guarantee payments of $16.9 million.
International Channel Partners
There were no significant changes in our international channel partners during the six months ended June 30, 2024. For information on international channel partners, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Channel Partners section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Key Operating Metrics
For a description of the key operating metrics, we use to evaluate business activity, to measure performance, to develop financial forecasts and to make strategic decisions, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Operating Metrics section in our Annual Report on Form 10-K for the year ended December 31, 2023.
Product Acceptances
The product and megawatt acceptances in the three and six months ended June 30, 2024, and 2023 were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

Product accepted	673	606	67	11.1%	1,151	1,118	33	3.0%
Megawatts accepted, net	67	61	6	11.1%	115	112	3	3.0%
Product accepted increased approximately by 67 systems, or 11.1%, for the three months ended June 30, 2024, as compared to the prior year period, which is equivalent to 6 megawatts. Acceptance volume increased as demand increased for our products.
Product accepted increased approximately by 33 systems, or 3.0%, for the six months ended June 30, 2024, as compared to the prior year period, which is equivalent to 3 megawatts. Acceptance volume increased as demand increased for our products, offset by the effect of a large transaction in the first quarter of fiscal year 2023 that did not repeat in fiscal 2024.

The increase in acceptances of 115 megawatts achieved for the six months ended June 30, 2024, was added to our installed base and, therefore, increased our total megawatts accepted, net, from 1,241 megawatts to 1,356 megawatts.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Servers. The portion of acceptances attributable to each purchase alternative in the three and six months ended June 30, 2024, and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Direct purchase (including third-party PPAs and international channels)	100%	97%	99%	97%
Managed services	—%	3%	1%	3%
The portion of total revenue attributable to each purchase option in the three and six months ended June 30, 2024, and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Direct purchase (including third-party PPAs and international channels)	95%	89%	93%	87%
Traditional Lease	—%	1%	—%	1%
Managed Services	5%	8%	7%	9%
Portfolio Financings	—%	2%	—%	3%
Costs Related to Our Products
Total product related costs for the three and six months ended June 30, 2024, and 2023 was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

Product costs of product accepted in the period	$2,176/kW	$2,106/kW	$70/kW	3.3%	$2,127/kW	$2,189/kW	$(62)/kW	(2.8)%
Period costs of manufacturing related expenses not included in product costs (in thousands)	$14,914	$17,479	$(2,565)	(14.7)%	$32,355	$30,073	$2,282	7.6%
Installation costs on product accepted in the period	$658/kW	$443/kW	$215/kW	48.5%	$519/kW	$463/kW	$56/kW	12.1%
Product costs of product accepted increased by $70 per kilowatt, or 3.3%, for the three months ended June 30, 2024, as compared to the prior year period. The increase in costs was primarily driven by changes in mix of the solutions delivered.
Product costs of product accepted decreased by $62 per kilowatt, or 2.8%, for the six months ended June 30, 2024, as compared to the prior year period. The decrease in costs was primarily driven by our continued efforts to reduce material costs, implement cost reduction programs with our vendors, improved processes, and automation at our manufacturing facilities, and reduced labor and overhead costs through restructuring programs executed in fiscal year 2023. The decrease was partially offset by changes in mix of the solutions delivered.
Period costs of manufacturing related expenses decreased by $2.6 million, or 14.7%, for the three months ended June 30, 2024, as compared to the prior year period. Our period costs of manufacturing related expenses decreased primarily as a result of ongoing cost reduction efforts and manufacturing efficiencies.

Period costs of manufacturing related expenses increased by $2.3 million, or 7.6%, for the six months ended June 30, 2024, as compared to the prior year period. Our period costs of manufacturing related expenses increased primarily as a result of costs incurred to support capacity expansion efforts, which are expected to be brought online in future periods.
Installation costs on product accepted increased by $215 per kilowatt, or 48.5%, and by $56 per kilowatt, or 12.1%, for the three and six months ended June 30, 2024, respectively, as compared to the prior year period. Each customer site is unique and installation costs can vary due to a number of factors, including site complexity, size, and location of gas, among other factors. As such, installation on a per kilowatt basis can vary significantly from period to period. For the three and six months ended June 30, 2024, this increase in cost was primarily driven by the change in the mix of sites requiring Bloom installation.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and six months ended June 30, 2024, and 2023 is presented below.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$226,308	$214,706	$11,602	5.4%	$379,672	$408,451	$(28,779)	(7.0)%
Installation	42,733	24,321	18,412	75.7%	54,177	44,846	9,331	20.8%
Service	52,531	42,298	10,233	24.2%	108,991	82,961	26,030	31.4%
Electricity	14,195	19,770	(5,575)	(28.2)%	28,225	40,028	(11,803)	(29.5)%
Total revenue	$335,767	$301,095	$34,672	11.5%	$571,065	$576,286	$(5,221)	(0.9)%
Total Revenue
Total revenue increased by $34.7 million, or 11.5%, for the three months ended June 30, 2024, as compared to the prior year period. This increase was driven by a $18.4 million increase in installation revenue, a $11.6 million increase in product revenue, and a $10.2 million increase in service revenue, partially offset by a $5.6 million decrease in electricity revenue.
Total revenue decreased by $5.2 million, or 0.9%, for the six months ended June 30, 2024, as compared to the prior year period. This decrease was driven by a $28.8 million decrease in product revenue and a $11.8 million decrease in electricity revenue, partially offset by a $26.0 million increase in service revenue and a $9.3 million increase in installation revenue.
Product Revenue
Product revenue increased by $11.6 million, or 5.4%, for the three months ended June 30, 2024, as compared to the prior year period. This increase was driven primarily by a 11.1% increase in product acceptances resulting from higher demand for our products, partially offset by the lower average selling price attributable to large transaction in the first quarter of fiscal year 2023 that did not repeat in fiscal year 2024. Average selling price for our product can vary depending on several factors including the solution delivered and the geographical location of the site.
Product revenue decreased by $28.8 million, or 7.0%, for the six months ended June 30, 2024, as compared to the prior year period. This decrease was primarily driven by the lower average selling price attributable to large transactions in the first half of fiscal year 2023 that did not repeat in fiscal year 2024. The decrease was partially offset by a 3.0% increase in product acceptances resulting from higher demand for our products.
Installation Revenue
Installation revenue increased by $18.4 million, or 75.7%, and by $9.3 million, or 20.8%, for the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The increase for each period was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the three and six months ended June 30, 2024.

Service Revenue
Service revenue increased by $10.2 million, or 24.2%, for the three months ended June 30, 2024, as compared to the prior year period. This increase was primarily driven by (1) 159 megawatts of Energy Servers reaching full power in the past twelve months, which contributed to a $5.6 million increase in revenue from maintenance contracts associated with our fleet of Energy Servers, and (2) a decrease of $4.7 million in product performance guarantees that resulted from improved fleet performance.
Service revenue increased by $26.0 million, or 31.4%, for the six months ended June 30, 2024, as compared to the prior year period. This increase was primarily driven by (1) 159 megawatts of Energy Servers reaching full power in the past twelve months, which contributed to a $18.3 million increase in revenue from maintenance contracts associated with our fleet of Energy Servers, and (2) a decrease of $7.8 million in product performance guarantees that resulted from improved fleet performance.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue decreased by $5.6 million, or 28.2%, and by $11.8 million, or 29.5%, for the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The decrease for each period was predominantly due to the decrease in installed units, primarily driven by the upgrade of 2015 ESA Project Company, LLC (“PPA V”), which was sold in the third quarter of fiscal year 2023.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$161,332	$145,146	$16,186	11.2%	$277,089	$274,759	$2,330	0.8%
Installation	44,298	26,879	17,419	64.8%	59,651	51,979	7,672	14.8%
Service	52,401	57,263	(4,862)	(8.5)%	108,907	108,507	400	0.4%
Electricity	9,214	15,457	(6,243)	(40.4)%	18,820	30,424	(11,604)	(38.1)%
Total cost of revenue	$267,245	$244,745	$22,500	9.2%	$464,467	$465,669	$(1,202)	(0.3)%
Total Cost of Revenue
Total cost of revenue increased by $22.5 million, or 9.2%, for the three months ended June 30, 2024, as compared to the prior year period. The increase was driven by a $17.4 million increase in costs of installation revenue and a $16.2 million increase in cost of product revenue, partially offset by a $6.2 million decrease in cost of electricity revenue and a $4.9 million decrease in cost of service revenue.
Total cost of revenue decreased by $1.2 million, or 0.3%, for the six months ended June 30, 2024, as compared to the prior year period. The decrease was driven by a $11.6 million decrease in cost of electricity revenue, partially offset by a $7.7 million increase in costs of installation revenue, a $2.3 million increase in cost of product revenue, and a $0.4 million increase in cost of service revenue.
Cost of Product Revenue
Cost of product revenue increased by $16.2 million, or 11.2%, and by $2.3 million, or 0.8%, for the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The increase in cost of product revenue was primarily driven by a 11.1% and a 3.0% increase in product acceptances for the three and six months ended June 30, 2024, respectively, partially offset by (1) our ongoing efforts to reduce material costs, (2) reduced labor and overhead costs through restructuring programs executed in fiscal year 2023, and (3) improved processes and automation at our manufacturing facilities.

Cost of Installation Revenue
Cost of installation revenue increased by $17.4 million, or 64.8%, and by $7.7 million, or 14.8%, for the three and six months ended June 30, 2024, respectively, as compared to the prior year periods. The increase for each period was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the three and six months ended June 30, 2024.
Cost of Service Revenue
Cost of service revenue decreased by $4.9 million, or 8.5%, for the three months ended June 30, 2024, as compared to the prior year period. This decrease was primarily due to (1) repair and overhaul cost reductions of $3.5 million and (2) our cost reduction efforts to proactively manage fleet optimizations. The decrease was partially offset by an increase in maintenance material and labor and overhead costs of $2.7 million.
Cost of service revenue increased by $0.4 million, or 0.4%, for the six months ended June 30, 2024, as compared to the prior year period. This increase was primarily due to (1) an increase in the deployment of field replacement units, contributing an increase of $4.2 million, and (2) an increase in maintenance material and labor and overhead costs of $5.4 million. The increase was partially offset by (1) repair and overhaul cost reductions of $6.2 million and (2) our cost reduction efforts to proactively manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $6.2 million, or 40.4%, and by $11.6 million, or 38.1%, for the three and six months ended June 30, 2024, respectively, as compared to the prior year period. This decrease was predominantly due to a decrease in installed units, primarily driven by the upgrade of PPA V, which was sold in the third quarter of fiscal year 2023.
Gross Profit (Loss) and Gross Margin

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
	(dollars in thousands)
Gross profit (loss):
Product	$64,976	$69,560	$(4,584)	$102,583	$133,692	$(31,109)
Installation	(1,565)	(2,558)	993	(5,474)	(7,133)	1,659
Service	130	(14,965)	15,095	84	(25,546)	25,630
Electricity	4,981	4,313	668	9,405	9,604	(199)
Total gross profit	$68,522	$56,350	$12,172	$106,598	$110,617	$(4,019)

Gross margin:
Product	29%	32%		27%	33%
Installation	(4)%	(11)%		(10)%	(16)%
Service	0%	(35)%		0%	(31)%
Electricity	35%	22%		33%	24%
Total gross margin	20%	19%		19%	19%
Total Gross Profit
Total gross profit improved by $12.2 million in the three months ended June 30, 2024, as compared to the prior year period. This change was predominantly due to a $15.1 million improvement in service gross profit (loss), due to our efforts to proactively manage fleet optimizations, and our ongoing efforts to reduce product costs. Total gross profit improvement was partially offset by a $4.6 million decrease in product gross profit, predominantly driven by the lower average selling price of our products attributable to a large transaction in the first quarter of fiscal year 2023 that did not repeat in fiscal year 2024.
Total gross profit decreased by $4.0 million in the six months ended June 30, 2024, as compared to the prior year period. This decrease was predominantly due to a $31.1 million decrease in product gross profit, primarily driven by the lower average selling price of our products attributable to large transactions in the first half of fiscal year 2023 that did not repeat in fiscal year 2024. The decrease was partially offset by a $25.6 million improvement in service gross profit (loss), due to our efforts to proactively manage fleet optimizations, and our ongoing efforts to reduce product costs.
Product Gross Profit
Product gross profit decreased by $4.6 million and $31.1 million in the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The decrease for each period was primarily driven by the lower average selling price of our products attributable to large transactions in the first half of fiscal year 2023 that did not repeat in fiscal year 2024, partially offset by (1) a 11.1% and a 3.0% increase in product acceptances for the three and six months ended June 30, 2024, respectively, (2) reduced labor and overhead costs through restructuring programs executed in fiscal year 2023, and (3) improved processes and automation at our manufacturing facilities.
Installation Gross Loss
Installation gross loss improved by $1.0 million and $1.7 million in the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The change for each period was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the three and six months ended June 30, 2024, and other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Service Gross Profit (Loss)
Service gross profit (loss) improved by $15.1 million in the three months ended June 30, 2024, as compared to the prior year period. This was primarily due to (1) 159 megawatts of the Energy Servers reaching full power in the past twelve months, which contributed to a $5.6 million increase in revenue from maintenance contracts associated with our fleet of Energy Servers, (2) repair and overhaul cost reductions of $3.5 million, (3) the reduction of product performance guarantees of $4.7 million that resulted from the higher efficiency of our Energy Server, and (4) our cost reduction efforts to proactively manage fleet optimizations.
Service gross profit (loss) improved by $25.6 million in the six months ended June 30, 2024, as compared to the prior year period. This was primarily due to (1) 159 megawatts of the Energy Servers reaching full power in the past twelve months, which contributed to a $18.3 million increase in revenue from maintenance contracts associated with our fleet of Energy Servers, (2) repair and overhaul cost reductions of $6.2 million, (3) the reduction of product performance guarantees of $7.8 million that resulted from the higher efficiency of our Energy Server, and (4) our cost reduction efforts to proactively manage fleet optimizations. The change was partially offset primarily due to higher deployment of field replacement units with an impact of $4.2 million.
Electricity Gross Profit
Electricity gross profit increased (decreased) by $0.7 million and $(0.2) million in the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The year over year changes were immaterial.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$37,364	$41,493	$(4,129)	(10.0)%	$72,849	$87,183	$(14,334)	(16.4)%
Sales and marketing	17,901	26,822	(8,921)	(33.3)%	31,500	53,933	(22,433)	(41.6)%
General and administrative	36,385	42,491	(6,106)	(14.4)%	74,394	87,638	(13,244)	(15.1)%
Total operating expenses	$91,650	$110,806	$(19,156)	(17.3)%	$178,743	$228,754	$(50,011)	(21.9)%

Total Operating Expenses
Total operating expenses decreased by $19.2 million in the three months ended June 30, 2024, as compared to the prior year period. This decrease was primarily attributable to (1) a decrease in employee compensation and benefits of $12.1 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of certain of our executives in the second half of fiscal year 2023, (2) a decrease in consulting, advisory and other professional services costs of $5.5 million, (3) a decrease in consumable laboratory supplies and other laboratory related costs of $3.7 million both as a result of our cost reduction efforts initiated in fiscal year 2023, and (4) a decrease in facility costs of $1.5 million, primarily due to reduction in rent and utility costs. The overall decrease was partially offset by (1) an increase in depreciation expenses of $1.4 million, (2) office expenses of $1.0 million, and (3) computer equipment maintenance expenses of $0.8 million.
Total operating expenses decreased by $50.0 million in the six months ended June 30, 2024, as compared to the prior year period. This decrease was primarily attributable to (1) a decrease in employee compensation and benefits of $31.5 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of certain of our executives in the second half of fiscal year 2023, (2) a decrease in consulting, advisory and other professional services costs of $11.8 million, (3) a decrease in consumable laboratory supplies and other laboratory related costs of $8.1 million both as a result of our cost reduction efforts initiated in fiscal year 2023, and (4) a decrease in facility costs of $3.7 million, primarily due to reduction in rent and utility costs. The overall decrease was partially offset by (1) an increase in depreciation expenses of $2.3 million, (2) computer equipment maintenance expenses of $1.8 million, and (3) office expenses of $1.3 million.
Research and Development
Research and development expenses decreased by $4.1 million in the three months ended June 30, 2024, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in consumable laboratory supplies and other laboratory related costs of $3.5 million as a result of our cost reduction efforts initiated in fiscal year 2023, and (2) a decrease in employee compensation and benefits of $1.8 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023. The decrease was partially offset by an increase in depreciation and amortization expenses of $0.4 million.
Research and development expenses decreased by $14.3 million in the six months ended June 30, 2024, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in consumable laboratory supplies and other laboratory related costs of $8.0 million as a result of our cost reduction efforts initiated in fiscal year 2023, and (2) a decrease in employee compensation and benefits of $6.8 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023. The decrease was partially offset by an increase in depreciation and amortization expenses of $0.3 million.
Sales and Marketing
Sales and marketing expenses decreased by $8.9 million and $22.4 million in the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The decrease in the three and six months ended June 30, 2024, was primarily driven by (1) a decrease in employee compensation and benefits of $5.9 million and $15.1 million, respectively, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of our Executive Vice President and Chief Business Development and Marketing Officer on September 1, 2023, and (2) a decrease in consulting, advisory and other professional services costs of $2.4 million and $5.7 million, respectively, as a result of our cost reduction efforts initiated in fiscal year 2023.
General and Administrative
General and administrative expenses decreased by $6.1 million in the three months ended June 30, 2024, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in employee compensation and benefits of $4.5 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of certain of our executives in the second half of fiscal 2023, (2) a decrease in consulting, advisory and other professional services costs of $3.0 million as a result of our cost reduction efforts initiated in fiscal year 2023, and (3) a decrease in facility costs of $1.3 million, primarily due to reduction in rent and utility costs. The overall decrease was partially offset by an increase in office expenses of $0.9 million, computer equipment maintenance expenses of $0.9 million, and depreciation expenses of $1.1 million.

General and administrative expenses decreased by $13.2 million in the six months ended June 30, 2024, as compared to the prior year period. This decrease was primarily driven by (1) a decrease in employee compensation and benefits of $9.7 million, predominantly as a consequence of the restructuring efforts in the second half of fiscal year 2023, as well as the voluntary resignation of certain of our executives in the second half of fiscal 2023, (2) a decrease in consulting, advisory and other professional services costs of $5.6 million as a result of our cost reduction efforts initiated in fiscal year 2023, and (3) a decrease in facility costs of $3.4 million, primarily due to reduction in rent and utility costs. The overall decrease was partially offset by an increase in depreciation expenses of $2.0 million, computer equipment maintenance expenses of $1.8 million, office expenses of $1.5 million, and other operating expenses of $0.4 million.
Stock-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$4,110	$5,067	$(957)	(18.9)%	$7,924	$9,228	$(1,304)	(14.1)%
Research and development	6,008	7,678	(1,670)	(21.8)%	11,092	16,088	(4,996)	(31.1)%
Sales and marketing	3,270	6,257	(2,987)	(47.7)%	5,360	12,074	(6,714)	(55.6)%
General and administrative	6,035	9,477	(3,442)	(36.3)%	13,907	20,642	(6,735)	(32.6)%
Total stock-based compensation	$19,423	$28,479	$(9,056)	(31.8)%	$38,283	$58,032	$(19,749)	(34.0)%
Total stock-based compensation for the three months ended June 30, 2024, decreased by $9.1 million as compared to the prior year period, and the decrease was predominantly related to a decrease in stock-based compensation related to PSUs and RSUs of $7.5 million and a decrease of stock-based compensation costs related to the 2018 ESPP of $3.5 million. The decrease was primarily driven by (1) the separation of full-time employees holding equity awards as a result of the restructuring in the second half of fiscal year 2023, (2) the change in the mix of award types, (3) a decrease in contributions to 2018 ESPP, (4) the voluntary resignation of the former Chief Financial Officer in June 2024, and (5) the voluntary resignation in fiscal 2023 of certain executives holding equity awards. The decrease was partially offset by stock-based compensation expenses related to granted RSUs and PSUs awards to the new Chief Financial Officer and the Head of Quality and Reliability in May 2024.
Total stock-based compensation for the six months ended June 30, 2024, decreased by $19.7 million as compared to the prior year period, and the decrease was predominantly related to a decrease in stock-based compensation related to PSUs and RSUs of $12.3 million and a decrease of stock-based compensation costs related to the 2018 ESPP of $11.1 million. The decrease was primarily driven by (1) the separation of full-time employees holding equity awards as a result of the restructuring in the second half of fiscal year 2023, (2) the change in the mix of award types, (3) a decrease in contributions to 2018 ESPP, (4) the voluntary resignation in fiscal year 2023 of certain executives, and (5) the voluntary resignation in June 2024 of the former CFO, holding equity awards. The decrease was partially offset by stock-based compensation expenses related to granted RSUs, PSUs and the stock option awards (the “2024 Executive Awards”) in March and May 2024.
Other Income and Expense

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
	(in thousands)
Interest income	$6,430	$4,357	$2,073	$13,961	$6,352	$7,609
Interest expense	(15,376)	(13,953)	(1,423)	(29,922)	(25,699)	(4,223)
Other expense, net	(985)	(740)	(245)	(2,155)	(2,083)	(72)
Loss on extinguishment of debt	(27,182)	(2,873)	(24,309)	(27,182)	(2,873)	(24,309)
Gain on revaluation of embedded derivatives	(88)	(1,216)	1,128	70	(1,099)	1,169
Total	$(37,201)	$(14,425)	$(22,776)	$(45,228)	$(25,402)	$(19,826)

Interest Income
Interest income is derived from investment earnings on our cash balances, primarily from money market funds. The increase in interest income of $2.1 million and $7.6 million for the three and six months ended June 30, 2024, respectively, was primarily due to an increase in average cash balance in our money market funds for the respective period, compared to the prior year period.
Interest Expense
Interest expense for the three and six months ended June 30, 2024, decreased by $1.4 million and $4.2 million, respectively, as compared to the prior year period. The decrease for each period was primarily due to a decrease in interest expense as a result of the redemption on June 1, 2023, of the 10.25% Senior Secured Notes due March 2027, the repayment of the 3.04% Senior Secured Notes due June 2031, on August 24, 2023, and the partial repurchase of the 2.5% Green Notes, on May 29, 2024. The decrease was partially offset by an increase in interest expense related to the 3% Green Notes due June 2028, and the 3% Green Notes due June 2029, issued on May 16, 2023, and May 29, 2024, respectively.
Other Expense, net
Other expense, net is primarily derived from the impact of foreign currency transactions. Other expense, net for the three and six months ended June 30, 2024, decreased by $0.2 million and $0.1 million, as compared to the prior year period, respectively, primarily as a result of foreign currency transactions.
Loss on extinguishment of debt
Loss on extinguishment of debt for the three and six months ended June 30, 2024, was $27.2 million, which was recognized as a result of partial repurchase on May 29, 2024 of the 2.5% Green Notes, and consisted of repayment of the 22.6% premium of $26.0 million and the write off of $1.2 million in debt issuance costs.
Loss on extinguishment of debt for the three and six months ended June 30, 2023, was $2.9 million, which was recognized as a result of redemption on June 1, 2023, of 10.25% Senior Secured Notes due March 2027, and consisted of repayment of the 4% premium of $2.3 million and the write off of $0.6 million in debt issuance costs.
(Loss) Gain on Revaluation of Embedded Derivatives
(Loss) gain on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. (Loss) gain on revaluation of embedded derivatives for the three and six months ended June 30, 2024, as compared to the prior year period, was immaterial.
Income Tax Provision

	Three Months Ended December 31,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Income tax provision	$856	$178	$678	380.9%	$355	$437	$(82)	(18.8)%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision for the three months ended June 30, 2024, increased by $0.7 million, and for the six months ended June 30, 2024, decreased by $0.1 million, as compared to the prior year period. The changes were primarily due to fluctuations in the effective tax rates on income earned by international entities.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(dollars in thousands)
Net income (loss) attributable to noncontrolling interest	$602	$(2,998)	$(3,600)	(120.1)%	$1,583	$(6,348)	$7,931	124.9%
Net income (loss) attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure.
Net income attributable to noncontrolling interests for the three months ended June 30, 2024, as compared to the prior year period, improved by $3.6 million due to a $3.1 million decrease in losses in PPA V, which was sold in the third quarter of fiscal year 2023, and a $0.5 million increase in income related to Korean JV, which is allocated to our noncontrolling interest.
Net income attributable to noncontrolling interests for the six months ended June 30, 2024, as compared to the prior year period, improved by $7.9 million due to a $5.9 million decrease in losses in PPA V, which was sold in the third quarter of fiscal year 2023, and a $2.0 million increase in income related to Korean JV, which is allocated to our noncontrolling interest.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in the United States (“U.S. GAAP”). The preparation of the unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our discussion and analysis of our financial results under Results of Operations above are based on our results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are representative of estimation uncertainty and are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating the consolidated financial condition and results of operations.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment;
•Income Taxes; and
•Principles of Consolidation.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, provides a more complete discussion of our critical accounting policies and estimates. During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2024. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, for a more complete discussion of the market risks we consider.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on such an evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Amendment of Bylaws
On August 7, 2024, the Board of Directors adopted an amendment and restatement of the Company’s Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective as of such date, in order to, among other things: (1) align the Company’s bylaws with developments in Delaware law and jurisprudence; (2) revise the advance notice provisions regarding procedural and disclosure requirements for stockholders’ director nominations and proposals for other business, including to address matters related to Rule 14a-19 under the Exchange Act; (3) revise the indemnification provisions to clarify the basis for directors and officers to obtain indemnification and advancement of expenses; (4) permit special meetings of the Board of Directors to be called on less than 24 hours’ notice, if necessary; and (5) clarify personal jurisdiction and service of process matters for foreign actions. The Amended and Restated Bylaws also implement non-substantive, technical, and conforming changes, including removing obsolete provisions.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case as defined under SEC rules).

ITEM 6 — EXHIBITS

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3		Certificate of Amendment to the Certificate of Designation of Series B Redeemable Convertible Preferred Stock	8-K	001-38598	3.1	4/18/2023
3.4		Certificate of Withdrawal of Certificate of Designation of Series A Redeemable Convertible Preferred Stock	10-Q	001-38598	3.3	5/9/2023
3.5		Certificate of Retirement for Class B Common Stock	10-Q	001-38598	3.2	11/8/2023
3.6		Certificate of Elimination of Certificate of Designations of Series B Convertible Preferred Stock	10-Q	001-38598	3.3	11/8/2023
3.7		Amended and Restated Bylaws, as effective August 7, 2024				Filed herewith
4.1		Indenture, dated as of May 29, 2024, between Bloom Energy Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-38598	4.1	5/29/2024
4.2		Form of certificate representing the 3.00% Green Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1)	8-K	001-38598	4.2	5/29/2024
10.1	^	Offer Letter between the Company and Daniel Berenbaum, dated April 15, 2024	8-K	001-38598	10.1	4/17/2024
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
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

BLOOM ENERGY CORPORATION

Date:	August 8, 2024	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Daniel Berenbaum
Daniel Berenbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)