Form 10-Q
period 2025-03-31
Bloom Energy Corp
filed 2025-04-30
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of April 25, 2025 was as follows:
Class A Common Stock, $0.0001 par value, 232,228,606 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2025

Unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” "Bloom," and “Bloom Energy,” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents[1]	$794,751	$802,851
Restricted cash	6,203	110,622
Accounts receivable less allowance for credit losses of $119 as of March 31, 2025, and December 31, 2024[1,2]	333,981	335,841
Contract assets[3]	143,619	145,162
Inventories[1]	612,504	544,656
Deferred cost of revenue	66,515	58,792
Prepaid expenses and other current assets[1,4]	51,305	46,203
Total current assets	2,008,878	2,044,127
Property, plant and equipment, net[1]	405,879	403,475
Operating lease right-of-use assets[1,5]	118,292	122,489
Restricted cash	30,404	37,498
Deferred cost of revenue	651	3,629
Other long-term assets[1,6]	43,880	46,136
Total assets	$2,607,984	$2,657,354
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$144,998	$92,704
Accrued warranty[7]	10,283	16,559
Accrued expenses and other current liabilities[1,8]	104,296	138,450
Deferred revenue and customer deposits[9]	168,444	243,314
Operating lease liabilities[1,10]	20,214	19,642
Financing obligations	21,553	11,704
Recourse debt	114,631	114,385
Total current liabilities	584,419	636,758
Deferred revenue and customer deposits[1,11]	47,173	43,105
Operating lease liabilities[1,12]	119,487	124,523
Financing obligations	229,872	244,132
Recourse debt	1,012,113	1,010,350
Non-recourse debt[1,13]	4,069	4,057
Other long-term liabilities	9,396	9,213
Total liabilities	$2,006,529	$2,072,138
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares — 600,000,000 shares authorized, and 231,969,446 shares and 229,142,474 shares issued and outstanding, and Class B shares — 470,092,742 shares and 600,000,000 shares authorized, and no shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	23	23
Additional paid-in capital	4,502,881	4,462,659
Accumulated other comprehensive loss	(2,270)	(2,593)
Accumulated deficit	(3,922,363)	(3,897,618)
Total equity attributable to common stockholders	578,271	562,471
Noncontrolling interest	23,184	22,745
Total stockholders’ equity	$601,455	$585,216
Total liabilities and stockholders’ equity	$2,607,984	$2,657,354

1 We have variable interest entity related to a joint venture in the Republic of Korea (see Note 15 — SK ecoplant Strategic Investment), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $100.3 million and $93.5 million as of March 31, 2025, and December 31, 2024, respectively.
3 Including amounts from related parties of $0.7 million and $0.8 million as of March 31, 2025, and December 31, 2024, respectively.
4 Including amounts from related parties of $1.5 million and $1.2 million as of March 31, 2025, and December 31, 2024, respectively.
5 Including amounts from related parties of $1.3 million and $1.4 million as of March 31, 2025, and December 31, 2024, respectively.
6 Including amounts from related parties of $8.4 million and $8.8 million as of March 31, 2025, and December 31, 2024, respectively.
7 Including amounts from related parties of $1.2 million and $1.2 million as of March 31, 2025, and December 31, 2024, respectively.
8 Including amounts from related parties of $5.7 million and $4.0 million as of March 31, 2025, and December 31, 2024, respectively.
9 Including amounts from related parties of $6.6 million and $8.9 million as of March 31, 2025, and December 31, 2024, respectively.
10 Including amounts from related parties of $0.5 million and $0.4 million as of March 31, 2025, and December 31, 2024, respectively.
11 Including amounts from related parties of $1.9 million and $3.3 million as of March 31, 2025, and December 31, 2024, respectively.
12 Including amounts from related parties of $0.9 million and $1.0 million as of March 31, 2025, and December 31, 2024, respectively.
13 Including amounts from related parties of $4.1 million and $4.1 million as of March 31, 2025, and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue:
Product	$211,869	$153,364
Installation	33,651	11,444
Service	53,548	56,460
Electricity	26,953	14,030
Total revenue[1]	326,021	235,298
Cost of revenue:
Product	139,573	115,757
Installation	33,315	15,353
Service	52,858	56,506
Electricity	11,568	9,606
Total cost of revenue[2]	237,314	197,222
Gross profit	88,707	38,076
Operating expenses:
Research and development	40,612	35,485
Sales and marketing	22,265	13,599
General and administrative[3]	44,900	38,009
Total operating expenses	107,777	87,093
Loss from operations	(19,070)	(49,017)
Interest income	8,553	7,531
Interest expense[4]	(14,411)	(14,546)
Other income (expense), net	2,048	(1,170)
(Loss) gain on revaluation of embedded derivatives	(103)	158
Loss before income taxes	(22,983)	(57,044)
Income tax provision (benefit)	431	(501)
Net loss	(23,414)	(56,543)
Less: Net income attributable to noncontrolling interest	400	981
Net loss attributable to common stockholders	$(23,814)	$(57,524)
Net loss per share available to common stockholders, basic and diluted	$(0.10)	$(0.25)
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	230,210	225,587

1 Including related party revenue of $2.8 million and $122.2 million for the three months ended March 31, 2025, and 2024, respectively.
2 Including related party cost of revenue of $0.02 million for the three months ended March 31, 2024. There was no related party cost of revenue for the three months ended March 31, 2025.
3 Including related party general and administrative expenses of $0.2 million and $0.2 million for the three months ended March 31, 2025, and 2024, respectively.
4 Including related party interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2025, and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net loss	$(23,414)	$(56,543)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	362	(948)
Other comprehensive income (loss), net of taxes	362	(948)
Comprehensive loss	(23,052)	(57,491)
Less: Comprehensive income attributable to noncontrolling interest	439	485
Comprehensive loss attributable to common stockholders	$(23,491)	$(57,976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216
Issuance of restricted stock awards	2,044,407	—	—	—	—	—	—	—
ESPP purchase	630,607	—	6,417	—	—	6,417	—	6,417
Exercise of stock options	151,958	—	1,234	—	—	1,234	—	1,234
Stock-based compensation	—	—	32,571	—	—	32,571	—	32,571
Accrued dividend	—	—	—	—	(1,024)	(1,024)	—	(1,024)
Legal reserve	—	—	—	—	93	93	—	93
Foreign currency translation adjustment	—	—	—	323	—	323	39	362
Net (loss) income	—	—	—	—	(23,814)	(23,814)	400	(23,414)
Balances at March 31, 2025	231,969,446	$23	$4,502,881	$(2,270)	$(3,922,363)	$578,271	$23,184	$601,455

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670
Issuance of restricted stock awards	1,483,902	—	—	—	—	—	—	—
ESPP purchase	632,688	—	6,297	—	—	6,297	—	6,297
Exercise of stock options	99,640	—	519	—	—	519	—	519
Stock-based compensation	—	—	16,989	—	—	16,989	—	16,989
Contributions from noncontrolling interest	—	—	—	—	—	—	3,958	3,958
Accrued dividend	—	—	—	—	(1,620)	(1,620)	—	(1,620)
Legal reserve	—	—	—	—	147	147	—	147
Subsidiary liquidation	—	—	—	—	(319)	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	(452)	—	(452)	(496)	(948)
Net (loss) income	—	—	—	—	(57,524)	(57,524)	981	(56,543)
Balances at March 31, 2024	226,933,763	$21	$4,394,148	$(2,139)	$(3,925,915)	$466,115	$23,035	$489,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,414)	$(56,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,986	12,518
Non-cash lease expense	8,068	8,951
Loss (gain) on disposal of property, plant and equipment	102	(2)
Revaluation of derivative contracts	103	(158)
Stock-based compensation	30,054	18,136
Amortization of debt issuance costs	1,859	1,471
Net gain on failed sale-and-leaseback transactions	(767)	—
Unrealized foreign currency exchange (gain) loss	(2,208)	1,136
Other	(26)	(50)
Changes in operating assets and liabilities:
Accounts receivable[1]	2,257	(7,615)
Contract assets[2]	1,543	7,578
Inventories	(65,575)	(24,965)
Deferred cost of revenue[3]	(4,501)	(10,183)
Prepaid expenses and other current assets[4]	(5,102)	3,509
Other long-term assets[5]	2,256	(2,155)
Operating lease right-of-use assets and operating lease liabilities	(8,335)	(8,807)
Finance lease liabilities	451	97
Accounts payable[6]	52,564	(33,455)
Accrued warranty	(6,276)	(10,129)
Accrued expenses and other current liabilities[7]	(34,881)	(32,996)
Deferred revenue and customer deposits[8]	(70,802)	(13,454)
Other long-term liabilities	(38)	(150)
Net cash used in operating activities	(110,682)	(147,266)
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,259)	(21,435)
Proceeds from sale of property, plant and equipment	43	7
Net cash used in investing activities	(14,216)	(21,428)
Cash flows from financing activities:
Proceeds from financing obligations	—	1,334
Repayment of financing obligations	(2,671)	(4,958)
Proceeds from issuance of common stock	7,651	6,816
Contributions from noncontrolling interest	—	3,958
Other	150	—
Net cash provided by financing activities	5,130	7,150
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	155	(912)
Net decrease in cash, cash equivalents, and restricted cash	(119,613)	(162,456)
Cash, cash equivalents, and restricted cash:
Beginning of period	950,971	745,178
End of period	$831,358	$582,722

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,460	$9,714
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,254	8,742
Operating cash flows from finance leases	81	65
Cash paid during the period for income taxes	384	327
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$1,923	$3,539
Recognition of operating lease right-of-use asset during the year-to-date period	142	4,062
Recognition of finance lease right-of-use asset during the year-to-date period	451	97
Accrual for dividend	1,024	1,620

1 Including changes in related party balances of $6.8 million and $30.3 million for the three months ended March 31, 2025, and 2024, respectively.
2 Including changes in related party balances of $0.1 million and $3.3 million for the three months ended March 31, 2025, and 2024, respectively.
3 Including changes in related party balances of $0.9 million for the three months ended March 31, 2024. There were no related party balances as of March 31, 2025, or December 31, 2024.
4 Including changes in related party balances of $0.3 million and $0.1 million for the three months ended March 31, 2025, and 2024, respectively.
5 Including changes in related party balances of $0.4 million and $0.8 million for the three months ended March 31, 2025, and 2024, respectively.
6 Including changes in related party balances of $0.1 million for the three months ended March 31, 2024. There were no related party balances as of March 31, 2025, or December 31, 2024.
7 Including changes in related party balances of $1.7 million and $2.7 million for the three months ended March 31, 2025, and 2024, respectively.
8 Including changes in related party balances of $3.6 million and $0.8 million for the three months ended March 31, 2025, and 2024, respectively.

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
For information on the nature of our business, see Part II, Item 8, Note 1 — Nature of Business, section Liquidity and Basis of Presentation, sub-section Nature of Business in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new debt offerings, debt extinguishments, and conversions to equity that we completed since 2021, we had $1,126.7 million and $4.1 million of total outstanding recourse and non-recourse debt, respectively, as of March 31, 2025, $114.6 million and $1,016.2 million of which was classified as short-term debt and long-term debt, respectively. As of December 31, 2024, we had $1,124.7 million and $4.1 million of total outstanding recourse and non-recourse debt, respectively, $114.4 million and $1,014.4 million of which was classified as short-term debt and long-term debt, respectively.
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
In the opinion of management, the combination of our cash and cash equivalents and cash flow to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months from the date of the issuance of this Quarterly Report on Form 10-Q.
Inflation Reduction Act of 2022
For information on the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022, and its impact on our business, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Inflation Reduction Act of 2022 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

Principles of Consolidation
For information on the principles of consolidation, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Principles of Consolidation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Use of Estimates
For information on the use of accounting estimates, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Use of Estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Concentration of Risk
Geographic Risk — The majority of our revenue for the three months ended March 31, 2025, is attributable to operations in the U.S., and for the three months ended March 31, 2024 — to operations with customers in the Republic of Korea, Japan, India, and Taiwan (collectively referred to as the “Asia Pacific region”). The majority of our long-lived assets are attributable to operations in the U.S. for all periods presented. For the three months ended March 31, 2025, and 2024, total revenue in the U.S. was 56% and 40%, respectively, of our total revenue.
Credit Risk — At March 31, 2025, three customers, the second of which is our related party (see Note 10 — Related Party Transactions), accounted for approximately 32%, 27%, and 14% of accounts receivable. At December 31, 2024, three customers, the first of which is our related party (see Note 10 — Related Party Transactions), accounted for approximately 28%, 28%, and 20% of accounts receivable. To date, we have not experienced any material credit losses from these customers.
Customer Risk — During the three months ended March 31, 2025, revenue from two customers, accounted for approximately 37% and 29% of our total revenue. During the three months ended March 31, 2024, two customers, the first of which is our related party (see Note 10 — Related Party Transactions), represented approximately 52% and 15% of our total revenue.

2. Summary of Significant Accounting Policies
Refer to the accounting policies described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Accounting Guidance Not Yet Adopted
Refer to the accounting guidance not yet adopted described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies, section Accounting Guidance Not Yet Adopted in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Based on the Company’s continued evaluation, we do not expect a material impact from new accounting guidance not yet adopted to our condensed consolidated financial statements.
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

	March 31,	December 31,
	2025	2024

Accounts receivable	$333,981	$335,841
Contract assets	143,619	145,162
Customer deposits	156,609	220,115
Deferred revenue	59,008	66,304
For additional information on contract assets and liabilities, see Part II, Item 8, Note 3 — Revenue Recognition, section Contract Balances in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The decrease in customer deposits of $63.5 million for the three months ended March 31, 2025, was primarily driven by certain deposits becoming non-refundable, partially offset by receipt of new deposits.
Contract Assets

	Three Months Ended
	March 31,
	2025	2024

Beginning balance	$145,162	$41,366
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(56,806)	(18,123)
Revenue recognized and not billed as of the end of the period	55,263	10,545
Ending balance	$143,619	$33,788
Deferred Revenue
Deferred revenue activity during the three months ended March 31, 2025, and 2024, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Beginning balance	$66,304	$72,328
Additions	209,886	176,484
Revenue recognized	(217,182)	(189,344)
Ending balance	$59,008	$59,468

For additional information on deferred revenue, see Part II, Item 8, Note 3 — Revenue Recognition, section Deferred Revenue in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

	Three Months Ended
	March 31,
	2025	2024

Revenue from contracts with customers:
Product revenue	$211,869	$153,364
Installation revenue	33,651	11,444
Service revenue	53,548	56,460
Electricity revenue	20,194	4,827
Total revenue from contract with customers	319,262	226,095
Revenue from contracts that contain leases:
Electricity revenue	6,759	9,203
Total revenue	$326,021	$235,298

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	March 31,	December 31,
	2025	2024
As Held:
Cash	$71,809	$201,613
Money market funds	759,549	749,358
	$831,358	$950,971
As Reported:
Cash and cash equivalents	$794,751	$802,851
Restricted cash	36,607	148,120
	$831,358	$950,971
Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Restricted cash, current	$6,203	$110,622
Restricted cash, non-current	30,404	37,498
	$36,607	$148,120
In December 2024, we issued a $100.0 million letter of credit in favor of one of our major customers to guarantee the performance in accordance with the limited indemnity and cooperation agreement dated November 14, 2024, related to the supply of 100 MW of Energy Server systems. This letter of credit was recorded in restricted cash, current on our consolidated balance sheets as of December 31, 2024, and was released in the three months ended March 31, 2025.

Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with certain financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities.
We derecognized $80.7 million of accounts receivable during the three months ended March 31, 2024. The cost of factoring such accounts receivable on our condensed consolidated statements of operations for the three months ended March 31, 2024, was $1.9 million. The cost of factoring is recorded in general and administrative expenses. There were no factoring arrangements during the three months ended March 31, 2025.

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

	Fair Value Measured at Reporting Date Using
March 31, 2025	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$759,549	$—	$—	$759,549
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,173	$5,173

	Fair Value Measured at Reporting Date Using
December 31, 2024	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$749,358	$—	$—	$749,358
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,070	$5,070

The changes in the Level 3 financial liabilities during the three months ended March 31, 2025, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2024	$5,070
Changes in fair value	103
Liabilities at March 31, 2025	$5,173
For additional information on money market funds and EPP derivatives, see Part II, Item 8, Note 5 — Fair Value, section Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Debt Instruments — The term loans and convertible senior notes are based on rates currently offered for instruments with similar maturities and terms (Level 2). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	March 31, 2025		December 31, 2024
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
3% Green Convertible Senior Notes due June 2029	$392,023	$498,738	$391,239	$532,789
3% Green Convertible Senior Notes due June 2028	620,090	831,611	619,111	872,344
2.5% Green Convertible Senior Notes due August 2025	114,631	145,958	114,385	163,875
Non-recourse:
4.6% Term Loan due October 2026	2,713	2,799	2,705	2,856
4.6% Term Loan due April 2026	$1,356	$1,449	$1,352	$1,482

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Raw materials	$321,869	$315,735
Work-in-progress	88,105	79,601
Finished goods	202,530	149,320
	$612,504	$544,656
The inventory reserves were $16.5 million and $15.9 million as of March 31, 2025, and December 31, 2024, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Prepaid hardware and software maintenance	$6,282	$7,972
Tax receivables	6,204	4,981
Prepaid corporate insurance	5,069	6,774
Receivables from employees	5,088	3,259
Prepaid managed services	4,259	5,230
Interest receivable	2,635	1,316
Deferred expenses	1,538	1,215
Prepaid deferred commissions	1,121	1,123
Prepaid workers compensation	396	620
Deposits made	348	348
Advance income tax provision	297	—
Other prepaid expenses and other current assets	18,068	13,365
	$51,305	$46,203
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Vehicles, machinery and equipment	$217,292	$200,004
Energy Server systems	165,629	165,629
Leasehold improvements	125,308	122,413
Construction-in-progress	79,448	86,731
Building	53,221	53,221
Computers, software and hardware	34,314	33,910
Furniture and fixtures	11,211	10,943
	686,423	672,851
Less: accumulated depreciation	(280,544)	(269,376)
	$405,879	$403,475
Depreciation expense related to property, plant and equipment was $12.0 million and $12.5 million for the three months ended March 31, 2025, and 2024, respectively.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Deferred commissions	$13,039	$13,372
Deferred expenses	8,425	8,776
Deposits made	3,630	3,123
Long-term lease receivable	2,944	3,159
Deferred tax asset	1,889	1,888
Prepaid managed services	1,287	1,317
Prepaid and other long-term assets	12,666	14,501
	$43,880	$46,136
Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Product performance	$7,168	$13,697
Product warranty	3,115	2,862
	$10,283	$16,559
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2024	$16,559
Accrued warranty, net and product performance liabilities	5,357
Product performance expenditures during the period	(11,633)
Balances at March 31, 2025	$10,283

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

General invoice and purchase order accruals	$37,344	$43,652
Compensation and benefits	29,939	67,682
Interest payable	11,019	3,927
Sales-related liabilities	6,773	4,714
Sales tax liabilities	6,338	10,215
Accrued installation	2,491	1,660
Interim VAT liability	2,408	1,109
Accrued legal expenses	1,708	1,198
Accrued consulting expenses	1,401	1,254
Provision for income tax	1,194	784
Finance lease liability	1,030	981
Dividend payable	931	—
Current portion of derivative liabilities	467	482
Accrued service fees	416	—
Other	837	792
	$104,296	$138,450
Preferred Stock
As of March 31, 2025, and December 31, 2024, we had 20,000,000 shares of preferred stock authorized. 13,491,701 of these shares were designated as the Series B redeemable convertible preferred stock, par value $0.0001 per share and were converted to Class A common stock as of September 23, 2023, as a result of the Second Tranche Closing of SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group. For additional information, please see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Form 10-K for the fiscal year ended December 31, 2024.
The preferred stock had $0.0001 par value. There were no shares of preferred stock issued and outstanding as of March 31, 2025, and December 31, 2024.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2025 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3.0% Green Convertible Senior Notes due June 2029	$402,500	$—	$392,023	$392,023	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	632,500	—	620,090	620,090	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	115,000	114,631	—	114,631	2.5%	August 2025	Company
Total recourse debt	1,150,000	114,631	1,012,113	1,126,744
4.6% Term Loan due October 2026	2,713	—	2,713	2,713	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,356	—	1,356	1,356	4.6%	April 2026	Korean JV
Total non-recourse debt	4,069	—	4,069	4,069
Total debt	$1,154,069	$114,631	$1,016,182	$1,130,813
The following is a summary of our debt as of December 31, 2024 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3.0% Green Convertible Senior Notes due June 2029	$402,500	$—	$391,239	$391,239	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	632,500	—	619,111	619,111	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	115,000	114,385	—	114,385	2.5%	August 2025	Company
Total recourse debt	1,150,000	114,385	1,010,350	1,124,735
4.6% Term Loan due October 2026	2,705	—	2,705	2,705	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,352	—	1,352	1,352	4.6%	April 2026	Korean JV
Total non-recourse debt	4,057	—	4,057	4,057
Total debt	$1,154,057	$114,385	$1,014,407	$1,128,792

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values apply to the deferred financing costs. We and all of our subsidiaries were in compliance with all financial covenants as of March 31, 2025, and December 31, 2024.
Recourse Debt Facilities
3% Green Convertible Senior Notes due June 2029
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for discussion of our 3% Green Convertible Senior Notes due June 2029 (the “3% Green Notes due June 2029”).
The noteholders could not convert their 3% Green Notes due June 2029 during the quarter ended March 31, 2025, as the Closing Price Condition, as defined in the indenture, dated as of May 29, 2024, between us and U.S. Bank Trust Company, National Association, as Trustee, was not met during the three months ended December 31, 2024, as per the indenture, dated as of May 29, 2024.
On both March 31, 2025, and December 31, 2024, the maximum number of shares into which the 3% Green Notes due June 2029 could have been potentially converted if the conversion features were triggered was 25,588,011 shares of Class A common stock.

Total interest expense recognized related to the 3% Green Notes due June 2029 for three months ended March 31, 2025, was $3.7 million, and was comprised of (i) contractual interest expense and (ii) amortization of the initial purchasers’ discount and other issuance costs of $3.0 million and $0.7 million, respectively. We have not recognized any special interest expense related to the 3% Green Notes due June 2029 to date.
The amounts of unamortized debt issuance costs as of March 31, 2025, and December 31, 2024, were $10.6 million and $11.3 million, respectively.
3% Green Convertible Senior Notes due June 2028 and Capped Call Transactions
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for discussion of our 3% Green Convertible Senior Notes due June 2028 (the “3% Green Notes due June 2028”) and privately negotiated capped call transactions in connection with the pricing of the 3% Green Notes due 2028.
The noteholders could not convert their 3% Green Notes due June 2028 during the quarter ended March 31, 2025, as the Closing Price Condition, as defined in the indenture, dated as of May 16, 2023, between us and U.S. Bank Trust Company, National Association, as Trustee, was not met during the three months ended December 31, 2024, as per the indenture, dated as of May 16, 2023
On both March 31, 2025, and December 31, 2024, the maximum number of shares into which the 3% Green Notes due June 2028 could have been potentially converted if the conversion features were triggered was 47,807,955 shares of Class A common stock.
Total interest expense recognized related to the 3% Green Notes due June 2028 for the three months ended March 31, 2025, and 2024, was $5.7 million and $5.7 million, respectively, and was comprised of contractual interest expense of $4.7 million and $4.7 million and amortization of the initial purchasers’ discount and other issuance costs of $1.0 million and $1.0 million, respectively. We have not recognized any special interest expense related to the 3% Green Notes due June 2028 to date.
The amounts of unamortized debt issuance costs as of March 31, 2025, and December 31, 2024, were $12.4 million and $13.4 million, respectively.
2.5% Green Convertible Senior Notes due August 2025
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for discussion of our 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”).
The noteholders could convert their 2.5% Green Notes during the quarter ended March 31, 2025, as the Closing Price Condition, as defined in the indenture, dated as of August 11, 2020, between us and U.S. Bank National Association, as Trustee, was met during the three months ended December 31, 2024, as per the indenture, dated as of August 11, 2020.
On both March 31, 2025, and December 31, 2024, the maximum number of shares into which the 2.5% Green Notes could have been potentially converted if the conversion features were triggered was 8,866,615 shares of Class A common stock.
Total interest expense recognized related to the 2.5% Green Notes for the three months ended March 31, 2025, and 2024, was $0.9 million and $1.9 million, respectively, and was comprised of contractual interest expense of $0.7 million and $1.4 million and amortization of issuance costs of $0.2 million and $0.5 million, respectively. We have not recognized any special interest expense related to the 2.5% Green Notes to date.
The amount of unamortized debt issuance costs as of March 31, 2025, and December 31, 2024, was $0.4 million and $0.6 million, respectively.
Non-recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our Annual Form 10-K for the fiscal year ended December 31, 2024, for discussion of our non-recourse debt.

Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of March 31, 2025 (in thousands):

Remainder of 2025	$115,000
2026	4,069
2027	—
2028	632,500
2029	402,500
Thereafter	—
$1,154,069
For the three months ended March 31, 2025, and 2024, interest expense of $14.4 million and $14.5 million, including total interest expense related to our debt of $10.4 million and $7.7 million, respectively, was recorded in interest expense on the condensed consolidated statements of operations.

8. Leases
Facilities, Energy Server Systems, and Vehicles
For the three months ended March 31, 2025, and 2024, rent expenses for all occupied facilities were $5.2 million and $5.6 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2025, and December 31, 2024, were as follows (in thousands):

	March 31,	December 31,
	2025	2024

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$118,292	$122,489
Current operating lease liabilities	(20,214)	(19,642)
Non-current operating lease liabilities	(119,487)	(124,523)
Total operating lease liabilities	(139,701)	(144,165)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	3,360	3,214
Current finance lease liabilities[5]	(1,030)	(981)
Non-current finance lease liabilities[6]	(2,567)	(2,450)
Total finance lease liabilities	(3,597)	(3,431)
Total lease liabilities	$(143,298)	$(147,596)
1 These assets primarily include leases for facilities, Energy Server systems, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.

The components of our lease costs for the three months ended March 31, 2025, and 2024, were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Operating lease costs	$7,904	$8,905
Financing lease costs:
Amortization of right-of-use assets	177	297
Interest on lease liabilities	82	66
Total financing lease costs	259	363
Short-term lease costs	630	9
Total lease costs	$8,793	$9,277

Weighted average remaining lease terms and discount rates for our leases as of March 31, 2025, and December 31, 2024, were as follows:

	March 31,	December 31,
	2025	2024

Weighted average remaining lease term:
Operating leases	6.6 years	6.7 years
Finance leases	3.7 years	3.7 years
Weighted average discount rate:
Operating leases	10.5%	10.6%
Finance leases	9.3%	9.2%
Future lease payments under lease agreements as of March 31, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2025	$25,043	$997
2026	33,163	1,142
2027	32,678	988
2028	26,866	659
2029	20,132	430
2030	18,264	11
Thereafter	41,083	—
Total minimum lease payments	197,229	4,227
Less: amounts representing interest or imputed interest	(57,528)	(630)
Present value of lease liabilities	$139,701	$3,597
For additional information on leases, see Part II, Item 8, Note 8 — Leases, section Facilities, Energy Server Systems, and Vehicles in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Managed Services Financing
For details on Managed Services Financing, refer to Part I, Item 7, section Purchase and Financing Options, sub-section Managed Services Financing and Part II, Item 8, Note 8 — Leases, section Facilities, Energy Server Systems, and Vehicles in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
We recognized $7.1 million of product revenue, and $2.3 million of installation revenue from successful sale-and-

leaseback transactions for the three months ended March 31, 2024. There were no successful sale-and-leaseback transactions for the three months ended March 31, 2025. The recognized operating lease expense from successful sale-and-leaseback transactions for the three months ended March 31, 2025, and 2024, was $3.4 million and $3.1 million, respectively.
Operating lease right-of-use assets from successful sale-and-leaseback transactions as of March 31, 2025, and December 31, 2024, were $45.2 million and $47.2 million, respectively. Operating lease liabilities from successful sale-and-leaseback transactions as of March 31, 2025, and December 31, 2024, were $48.4 million and $50.4 million, including long-term operating lease liability of $39.9 million and $42.1 million, respectively. Financing obligations from successful sale-and-leaseback transactions as of March 31, 2025, and December 31, 2024, were $10.5 million and $11.0 million, including long-term financing obligations of $8.3 million and $8.9 million, respectively.
At March 31, 2025, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2025	$18,794
2026	23,447
2027	17,576
2028	11,913
2029	7,267
Thereafter	19,647
Total minimum lease payments	98,644
Less: imputed interest	(49,196)
Present value of net minimum lease payments	49,448
Less: current financing obligations	(21,539)
Long-term financing obligations	$27,909
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $251.4 million and $255.8 million as of March 31, 2025, and December 31, 2024, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Server systems at the end of the lease and the remainder recognized as either a net gain or net loss at that point.

9. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. For details on our Equity Incentive Plans, refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, sections 2012 Equity Incentive Plan and 2018 Equity Incentive Plan in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Cost of revenue	$4,829	$3,814
Research and development	7,827	5,084
Sales and marketing	4,510	2,090
General and administrative	15,035	7,872
	$32,201	$18,860
For the three months ended March 31, 2025, and 2024, stock-based compensation expense capitalized on inventory and deferred cost of goods sold was immaterial.
Stock Option and Stock Award Activity
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2024	7,432,821	$18.72	4.1	$53,453
Granted	100,000	20.33
Exercised	(151,958)	8.13
Forfeited / Expired	(131,893)	30.41
Balances at March 31, 2025	7,248,970	18.81	4.0	41,068
Vested and expected to vest at March 31, 2025	6,995,171	19.11	3.9	38,774
Exercisable at March 31, 2025	6,077,264	$20.37	3.1	$30,546
During the three months ended March 31, 2025, and 2024, we recognized $1.4 million and $0.2 million of stock-based compensation costs for stock options, respectively.
During the three months ended March 31, 2025, and 2024, we granted 100,000 and 1,000,000 stock options, respectively. Of these, 100,000 and 955,000 stock options were granted to non-executive and executive employees, respectively, to purchase shares of common stock, subject to performance-based vesting criteria tied to corporate milestones (the “PSOs”). PSOs have a 10-year term, an exercise price equal to the fair market value of our Class A common stock on the date of grant, and vest over a three- or four-year requisite service period.

We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

	Three Months Ended
	March 31,
	2025	2024

Risk-free interest rate	4.1%	4.1%
Expected term (years)	6.1	6.0
Expected dividend yield	—	—
Expected volatility	93.4%	97.1%
During the three months ended March 31, 2025, and 2024, the intrinsic value of stock options exercised were $1.2 million and $0.5 million, respectively.
As of March 31, 2025, and December 31, 2024, we had unrecognized compensation costs related to unvested stock options of $6.3 million and $7.2 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.8 years and 2.1 years, respectively. Cash received from stock options exercised totaled $1.2 million and $0.5 million for the three months ended March 31, 2025, and 2024, respectively.
Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2024	12,896,465	$16.29
Granted	3,253,211	20.66
Vested	(2,044,407)	13.61
Forfeited	(1,259,020)	14.29
Unvested Balance at March 31, 2025	12,846,249	$17.64
The estimated fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is based on the fair market value of our Class A common stock on the date of grant. For the three months ended March 31, 2025, and 2024, we recognized $28.8 million and $17.9 million of stock-based compensation costs for stock awards, respectively.
As of March 31, 2025, and December 31, 2024, we had $251.3 million and $161.8 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted-average period of 2.4 years and 2.2 years, respectively.
Executive Awards
For details on the 2021 — 2024 Executive Awards refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section Executive Awards in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
No new executive awards were granted during the first quarter of the fiscal year 2025.
As of March 31, 2025, and December 31, 2024, the unamortized compensation expense for the RSUs, the PSUs, the time-based stock options and PSOs per the 2024 Executive Awards and the Replacement Awards (as defined in Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section Executive Awards, sub-section Fiscal Year 2024 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024) was $108.5 million and $66.8 million, respectively.

As of March 31, 2025, and December 31, 2024, the unamortized compensation expense for the 2023 Executive Awards was $1.4 million and $1.8 million, respectively.
As of March 31, 2025, and December 31, 2024, the unamortized compensation expense for the 2022 Executive Awards was $0.6 million and $1.0 million, respectively.
As of March 31, 2025, and December 31, 2024, the unamortized compensation expense for the 2021 Executive Awards was $1.7 million and $3.7 million.
The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2024	35,263,475
Added to plan	9,978,870
Granted	(3,102,537)
Cancelled/Forfeited	1,140,874
Expired	(93,801)
Balances at March 31, 2025	43,186,881
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section 2018 Employee Stock Purchase Plan in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
During the three months ended March 31, 2025, and 2024, we recognized (reversed) $2.4 million and $(1.1) million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 630,607 and 632,688 shares for the three months ended March 31, 2025, and 2024, respectively. During the three months ended March 31, 2025, and 2024, we added an additional 2,494,717 and 2,418,528 shares. There were 18,437,267 and 16,573,157 shares available for issuance as of March 31, 2025, and December 31, 2024, respectively.
As of March 31, 2025, and December 31, 2024, we had $9.9 million and $5.9 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 1.0 years and 0.8 years, respectively.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

Three Months Ended March 31,
	2025	2024

Risk-free interest rate	4.1% - 5.0%	4.6% - 5.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—
Expected volatility	66.2% - 115.2%	54.1% - 74.8%

10. Related Party Transactions
There have been no changes in related party relationships during the three months ended March 31, 2025. For information on our related party transactions, see Part II, Item 8, Note 12 — Related Party Transactions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Our operations include the following related party transactions (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Total revenue from related parties[1]	$2,783	$122,168
Cost of product revenue[2]	—	20
General and administrative expenses[3]	173	203
Interest expense[4]	47	52
1 Total revenue from related parties for the three months ended March 31, 2025, and 2024, includes revenue from (a) Korean JV and (b) SK ecoplant (see Note 15 — SK ecoplant Strategic Investment).
2 Includes expenses billed by SK ecoplant to Korean JV for headcount support, maintenance and other services.
3 Includes rent expenses per operating lease agreements entered between Korean JV and SK ecoplant and miscellaneous expenses billed by SK ecoplant to Korean JV.
4 Interest expense per two term loans entered into between Korean JV and SK ecoplant in fiscal year 2024 (see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our Annual Form 10-K for the fiscal year ended December 31, 2024).
Below is the summary of outstanding related party balances as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024

Accounts receivable	$100,337	$93,510
Contract assets	691	800
Prepaid expenses and other current assets	1,538	1,215
Operating lease right-of-use assets[1]	1,283	1,385
Other long-term assets	8,425	8,776
Accrued warranty	1,205	1,205
Accrued expenses and other current liabilities	5,687	3,989
Deferred revenue and customer deposits, current	6,624	8,857
Operating lease liabilities, current[1]	458	442
Deferred revenue and customer deposits, long-term	1,946	3,335
Operating lease liabilities, non-current[1]	858	977
Non-recourse debt[2]	4,069	4,057
1 Balances relate to operating leases entered between Korean JV and SK ecoplant.
2 Represents the total balance of two term loans entered between Korean JV and SK ecoplant in fiscal year 2024 (see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our Annual Form 10-K for the fiscal year ended December 31, 2024).
For additional information on SK ecoplant Joint Venture and Strategic Partnership, see Part II, Item 8, Note 11 — Related Party Transactions and Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

11. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers — As of March 31, 2025, and December 31, 2024, we had no material open purchase orders with our component suppliers and third-party manufacturers that are expected to be realized within more than a 12-month period and are not cancellable. For additional information on purchase commitments with suppliers and contract manufacturers, see Part II, Item 8, Note 13 — Commitments and Contingencies, section Commitments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Performance Guarantees — We paid $11.6 million and $15.1 million for the three months ended March 31, 2025, and 2024, respectively, for guarantees that we provide customers on the output performance of our Energy Server systems. For additional information on performance guarantees, see Part II, Item 8, Note 13 — Commitments and Contingencies, section Commitments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Letters of Credit — In 2019, pursuant to the PPA II repowering of the Energy Server systems, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative developments and established a cash-collateralized letter of credit facility for this purpose. As of March 31, 2025, and December 31, 2024, the balance of this cash-collateralized letter of credit was $5.4 million and $9.5 million, respectively.
In December 2024, we issued a $100.0 million letter of credit in favor of one of our major customers to guarantee the performance in accordance with the limited indemnity and cooperation agreement dated November 14, 2024, related to the supply of 100 MW of Energy Server systems. This letter of credit was released in the quarter ended March 31, 2025.
In addition, we have other outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as restricted cash in our condensed consolidated balance sheets. As of March 31, 2025, and December 31, 2024, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations other than PPA II were $23.8 million and $131.2 million, respectively.
Pledged Funds — In 2019, pursuant to the PPA IIIb repowering of the Energy Server systems, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. These funds will be released to us by the end of 2026 as long as the Energy Server systems continue to perform in compliance with our warranty obligations. As of March 31, 2025, and December 31, 2024, the balance of the restricted cash fund was $7.4 million and $7.4 million, respectively.
Contingencies
Indemnification Agreements — See Part II, Item 8, Note 13 — Commitments and Contingencies, section Contingencies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations with customers and certain other business partners. However, we may record charges in the future as a result of these indemnification obligations.
Investment Tax Credits — See Part II, Item 8, Note 13 — Commitments and Contingencies, section Contingencies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
On February 23, 2023, we filed an amended complaint adding additional causes of action and filed objections to the Magistrate’s report and recommendation. On April 26, 2023, Judge Gilstrap overruled our objections to the Magistrate’s report and recommendation and stayed the district court action pending arbitrability determinations by the arbitrator in the WIPO proceeding. The arbitration had been held in abeyance awaiting the decision of the Eastern District of Texas. A hearing by the arbitrator in WIPO on arbitrability took place on June 27, 2023. On October 2, 2023, the arbitrator in the WIPO proceeding issued a ruling concluding that all the parties’ claims were arbitrable. On November 18, 2023, the arbitrator bifurcated the arbitration into a first phase that will focus on Bloom’s claims directed to improper inventorship of the Patents-in-Suit and Bloom’s defective product claims. Briefing on the first phase took place throughout 2024 with an evidentiary hearing scheduled for July 21, 2025. We are unable to predict the ultimate outcome of the arbitration at this time.

12. Segment Information
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
For discussion of significant segment expenses, other segment items and the Company’s primary measure of segment profitability, refer to Part II, Item 8, Note 14 — Segment Information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
For information on the Company’s geographic risk, please refer to Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Concentration of Risk.

13. Income Taxes
For the three months ended March 31, 2025 and 2024, we recorded an income tax provision (benefit) of $0.4 million and $(0.5) million on pre-tax losses of $23.0 million and $57.0 million for effective tax rates of (1.9)% and 0.9%, respectively.
The effective tax rate for the three months ended March 31, 2025, and 2024, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
For additional information on income taxes, refer to Part II, Item 8, Note 15 — Income Taxes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Convertible notes	59,955	47,736
Stock options and awards	7,265	2,451
	67,220	50,187
For additional information on net loss per share available to common stockholders, refer to Part II, Item 8, Note 16 — Net Loss per Share Available to Common Stockholders in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

15. SK ecoplant Strategic Investment
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,991	$15,767
Accounts receivable	12,097	2,515
Inventories	12,111	15,020
Prepaid expenses and other current assets	3,991	3,361
Total current assets	36,190	36,663
Property and equipment, net	1,758	1,796
Operating lease right-of-use assets	1,536	1,663
Other long-term assets	44	40
Total assets	$39,528	$40,162
Liabilities
Current liabilities:
Accounts payable	$4,982	$7,693
Accrued expenses and other current liabilities	3,601	2,154
Operating lease liabilities	458	442
Total current liabilities	9,041	10,289
Operating lease liabilities	858	977
Non-recourse debt	4,069	4,057
Total liabilities	$13,968	$15,323
For details of the strategic investment with SK ecoplant, please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

16. Subsequent Events
There have been no subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to expand into and be successful in new markets, including the hydrogen market; our expanded strategic partnership with SK ecoplant Co., Ltd.; statements about our supply chain (including any direct or indirect effects from the Russia-Ukraine war, armed conflict in the Middle East, or geopolitical developments in China); operating results; the sufficiency of our cash, our cash flows from operating activities and our liquidity and our ability to obtain financing; projected costs and cost reductions; development of new products and improvements to our existing products; our manufacturing capacity and manufacturing costs; the adequacy of our agreements with our suppliers; legislative actions and regulatory and environmental compliance; impact of the IRA, including expiration of the Investment Tax Credit with respect to fuel cells running on non-zero carbon fuels and transferability of tax credits on our business; competitive position; management’s plans and objectives for future operations; our ability to comply with debt covenants or cure defaults, if any; our ability to repay our debt obligations as they come due; trends in average selling prices; the success of our customer financing arrangements and ability to secure financiers; capital expenditures; warranty matters; outcomes of litigation; our exposure to foreign exchange, interest and credit risk; general business and macroeconomic conditions in our markets including inflationary pressure; trade policies including tariffs; industry trends; the impact of changes in government incentives; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue; future deployment of our Bloom Energy Server systems, Bloom Electrolyzers, and other solutions; our ability to expand our business, including our ability to secure large data center customers; our ability to increase efficiency of our products; our ability to market our products successfully in connection with the global energy transition and shifting attitudes around climate change; our business strategy and plans and our objectives for future operations; and the impact of recently adopted accounting pronouncements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “designs,” “plans,” “predicts,” “targets,” “forecasts,” “will,” “would,” “could,” “can,” “may,” “aim,” “potential,” “mission,” “commit” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, events, circumstances, outcomes and the timing of certain events to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our other filings with the SEC. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Description of Bloom Energy
Our mission is to make clean, reliable energy affordable for everyone in the world. We developed the first large-scale, commercially viable solid oxide fuel cell based power generation platform that empowers businesses, essential services, critical infrastructure and communities to responsibly take charge of their energy. For additional information, refer to Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Overview, sub-section Description of Bloom Energy in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Bloom enables customers to address these energy market challenges by offering fuel flexible solutions designed to provide cost predictable, resilient, and reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their economic, regulatory, and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection needs and availability, redundant back up power requirements, cost requirements, and sustainability profiles. These factors may influence a customer’s decision to pursue an alternative power solution like ours — even in cases where utility interconnection timeliness span years – because the total cost to interconnect, including the build-out of energy transmission infrastructure, often remains unknown until all interconnection studies are completed.
Policy proposals that have emerged in 2025 may also affect customer demand for power solutions. For example, changes to permitting rules could accelerate domestic fossil fuel infrastructure production, while proposals to limit environmental reviews under the National Environmental Policy Act and other statutes could incentivize investment in, and reduce the cost of, fossil fuels, including natural gas. At the same time, proposals to halt new permits for wind projects, particularly offshore wind, could slow renewable energy adoption and decrease the projected available supply of renewable energy. Bloom stands ready to meet these new opportunities with our low-emission Energy Server systems.
Many data center customers and other large power users have signed exclusivity arrangements with their utilities, and this often creates a more complicated dynamic for them to move to an on-site solution. Rising natural gas costs in some regions, increases in gas distribution rates, limited availability of supply, and disruptions in global gas markets have increased the cost of our power solutions for customers and, in certain cases where fuel is unavailable, have resulted in a complete inability to operate the systems. In the U.S., the lack of, or slow development in, pipeline infrastructure has, in the past, impacted the timing of customers being able to take advantage of our power solution opportunities. In certain jurisdictions in the U.S. and Europe, natural gas bans have prevented the use of our power solutions unless alternative fuels are available.
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
Key Macro Trends
Increases in Demand for Power, Driven by Data Centers and Artificial Intelligence (AI)
Demand for power has continued to significantly outpace available grid-based generation supply, with the need for additional power becoming increasingly acute in recent periods. Key factors driving the increasing demand include the transition towards the electrification of transportation and buildings, the rapid adoption of AI that has led to the expansion of existing data centers and plans for new greenfield data centers, and Federal incentives for domestic manufacturing, including semiconductor and battery production. These factors, along with economic growth, have placed significant stress on grid supply and have led companies to consider on-site distributed power, including Bloom Energy Server systems, to meet their power needs.
Time to Power Increases as Power Demand/Supply Mismatch Grows
The increase in power demand, has, in part, elevated the importance of time to power. According to a study published in April 2024 by the Lawrence Berkeley National Laboratory, the time from initiating a request for interconnection to the grid to the start of commercial operations has more than doubled from less than two years during the period from 2000-2007, to more than four years from 2018-2023. Bloom Energy Server systems can be configured as on-site fully-islanded, microgrid solutions that are not interconnected to the grid, which often can provide a customer power in months instead of years. Many utilities have informed data center and manufacturing customers that they cannot interconnect for a period of years because the utility has no power available to serve a customer’s needs, thus making the Bloom Energy Server system an attractive alternative. In addition, our fully-islanded microgrid solutions can provide power on-site, without the need for costly transmission and distribution system upgrades that often are required before a customer can interconnect to the electrical grid. We are seeing greater interest in fully-islanded, microgrid solutions among data center customers because of these interconnection-related delays. If a customer desires back up power or a “grid parallel” solution in combination with the Bloom Energy Server system, required interconnection studies and lengthy interconnection queues may remain, eroding the time to power value proposition.
Co-locating Large Loads with Distributed Generation Configured as Islanded Microgrids are Gaining in Traction as Energy Solutions to Bypass Long Interconnection Queues and Transmission Upgrades
Our islanded microgrid solution allow data center and other customers the ability to skip the interconnection queue and start construction. A key to this solution is that our Be FlexibleTM load following capability allows us to follow a customer’s variable loads without the need to import power from the transmission grid. We believe avoiding lengthy interconnection queues is key to unlocking time to power for our customers. Our islanded microgrid solution also creates ratepayer savings by reducing congestion charges resulting from constraints on the transmission grid and avoiding the need for network transmission investments and upgrades that may be allocated to all ratepayers. In addition to serving a single customer as a distributed generation microgrid solution, our technology can also be used by utilities as an energy transmission asset, helping them serve customers while avoiding the costs of building new transmission and distribution infrastructure.
Utilities are Turning to Distributed Energy Solutions to Decrease their Customers’ Time to Power
Our utility customers are recognizing the challenge of keeping pace with the growing demand for power. Aging infrastructure, coupled with transmission and distribution bottlenecks, are making it more difficult for utilities to integrate additional sources of energy to add capacity. Building new transmission and distribution infrastructure is expensive, takes many years, and would likely cause utility rates to increase. As demand for power continues to grow, utility companies are struggling to meet the soaring demand of data centers, while customers’ time to power becomes increasingly important. Utility companies are exploring alternative means of producing and supplying energy to their end customers, including our Energy Server systems. In 2024, we entered into multiple agreements with utilities, including a landmark 1 GW supply agreement with a customer that included a 100 MW order in 2024. We expect more utility customers in the future to supplement their power generation with the Bloom Energy Server system. As we work to reduce our product costs, and with utility rates expected to rise due to significant infrastructure investments projected over the next five years to meet rapid demand growth, we expect our energy solutions to become more cost-competitive across more countries, communities, and industries worldwide.
Fuel Flexible Solutions Address Reliability Concerns as well as Near- and Long-term Sustainability Considerations
The impacts of climate change, including more severe and unpredictable weather events, have placed additional strain on aging utility grids and contributed to periods of power outages for those reliant on them. In addition, the recognition of the threat of climate change has led companies and governments to set ambitious emissions goals to reduce the release of carbon dioxide to the atmosphere. Large increases in demand for power are expected to challenge prevailing carbon reduction trajectories when large power users turn to conventional solutions to meet their needs. The Energy Server system is able to provide highly available power to displace dirtier and less efficient conventional combustion solutions like turbines and engines. Deeper decarbonization potential is enabled through fuel flexibility, combined heat and power (“CHP”) offerings and carbon capture utilization and storage (“CCUS”) capability. In addition to natural gas, our non-combustion power solutions are designed to run on biofuels or hydrogen, emit near-zero criteria pollutants, and use no water during steady state operation.
Other Factors Affecting our Performance
Shifting Regulatory Environment
In the U.S., the ITC for fuel cells operating on non-zero-carbon fuels expired at the end of fiscal 2024. Although the Company and its customers utilized compliant safe harbor mechanisms to secure deployment of a certain dollar amount of Energy Server systems through 2028, the failure to extend the ITC for such fuel cells could materially impact U.S. bookings, revenue and gross margins in 2025 and beyond.
The IRA established a new clean electricity production credit and a clean electricity investment credit. Although the U.S. Treasury Department developed rules to implement credits and incentives for clean energy resources under President Biden’s administration, there is considerable uncertainty around whether, or the conditions under which such credits will be available for transactions involving our solutions in the future, including as a result of actions taken by President Trump’s administration. For information on the IRA and its impact on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Inflation Reduction Act of 2022 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
In addition, delays in adoption of Renewable Fuel Standard regulations in the U.S. for the use of biogas to generate electricity for electric vehicles, along with limited governmental focus on the utilization of biogas outside of use by methane-

fueled vehicles, have created uncertainty around the broader availability of biogas for industrial uses, including our power solutions. Furthermore, in most jurisdictions, air permits and various land use permits are required for installation of our solutions above certain megawatt thresholds. The time required to obtain these permits has generally increased, while the certainty of approval has decreased, and when issued, the cost of meeting compliance requirements can be cost prohibitive. We have experienced a reluctance in certain states to issue permits for gas generation equipment. Even if issued, states may require a blend of costly renewable fuels or other measures to advance climate goals.
In Ireland, a major data center market, a directive from the Minister for the Department of the Environment, Climate and Communications under the previous administration to restrict grid connections for data centers and other large power users, along with a halt in high-pressure gas installations, has delayed our sales activities. In 2023, the South Korean government moved to a new, government-run bidding process for fuel cell purchases, which has adversely impacted and may continue to impact demand for our power solutions.
Working with Utilities
The imbalance between power demand and supply has contributed to utilities seeking alternative sources of power to supply to their end customers. Utilities have been unable to meet this demand through the deployment of renewable sources of energy such as solar and wind power. Bloom Energy Server systems can be installed at the utility’s point of distribution or directly on the customer’s site. The energy produced by our systems can be utilized by utilities to provide power to a specific customer or customers or may be used by customers generally. As demand for power continues to grow, and time to power becomes increasingly important, utilities are exploring alternative means of producing and supplying energy to their end customers, including using our Energy Server systems. In 2024, we entered into multiple agreements with utilities, including a landmark 1 GW supply agreement with a customer that included a 100 MW order in 2024. We expect more utility customers in the future to supplement their power generation with the Bloom Energy Server system. Increasing the supply of available power can allow utilities to encourage end customers to remain in their current locations rather than relocating to areas where power is more available. In addition, co-locating our Energy Server systems on-site with large loads, can enable a utility to provide power to a large energy user without impacting its rate base and providing the onsite power as an islanded microgrid can avoid interconnection studies and wait times.
Hydrogen Market Developments
The interest, investment, and stimulation of clean hydrogen in the U.S., Europe and in many other regions across the globe have not yet had significant impacts on the supply of hydrogen. To date, while the number of proposed hydrogen production projects has grown rapidly, only a small fraction has reached the final investment decision stage, and an even smaller fraction has been deployed. In addition, the infrastructure needed to transport hydrogen, whether through pipelines or maritime or land-based tankers, is currently only sufficient for existing uses, and has not begun to be significantly extended for anticipated future uses, with hydrogen blending and other approaches remaining at pilot stages. It remains unclear whether regulators in some jurisdictions will allow hydrogen to be introduced into gas distribution systems, which could limit our customers’ ability to transport hydrogen from the point of production to the point of consumption. Additionally, while U.S. Treasury Department rules regarding the use of market-based renewable energy have been clarified, hurdles remain that could hinder the large-scale development of hydrogen projects. Uncertainty also exists as potential changes may be pursued by the new U.S. federal administration and Congress.
Lengthening Sales Cycles
Many of the factors discussed above have lengthened the selling cycles for our products and we have experienced delays in our anticipated bookings as a result. Our revenue, margins, and cash flow in any given year depend on bookings from prior years as well as current-year bookings. Historically, the majority of our bookings have occurred in the second half of the year, with a significant portion in the fourth quarter, and we expect this trend to continue in 2025. However, if a substantial portion of our anticipated bookings is delayed beyond our expectations, our revenue, margins, and cash flow for the relevant period could be materially adversely impacted.
Supply Chain Constraints
We continue to see effects from global supply chain tightness due to the current inflationary environment, war in Ukraine, and trade tensions between the U.S. and China. We are not aware of, and do not expect any significant direct impact on our business or supply chain from the armed conflict in Israel and neighboring areas. While we have not experienced any significant component shortages to date, we are facing pressures from inflation. These dynamics could worsen as a result of continued geopolitical instability or escalation of current military conflicts or trade tensions. The new U.S. federal administration has implemented new tariffs on all trade partners. Our supply chain is not dependent on China, but significant tariffs on imports from other countries where we do source materials could impact our costs. At the tariffs present levels of

10%, we expect an impact on gross margin of approximately one percent for the fiscal year 2025. Changes in U.S. or international trade policies, including retaliatory measures, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for our industry, which may adversely impact our operations, including through increased supply chain challenges and project delays. The ultimate impact of tariffs may be of a different nature and/or of a larger magnitude than we anticipate.
We are also reliant on third party providers of storage equipment, infrastructure equipment and pipelines, and other materials and technologies that work with our products to provide an energy solution for customers. In the event we are unable to mitigate the impacts of delays and rising prices for raw materials and components, including those caused by new tariffs, it could delay the manufacturing and installation, increase the costs of our products and the overall project, and adversely affect our cash flow and results of operations, including revenue and gross margin.
Installations and Maintenance of our Products
In previous years, our installation projects experienced delays related to, among other factors, permitting, utility coordination, and access to customer facilities. We have not experienced any delays in 2025 in either our installation or maintenance activities. If we are delayed in or unable to perform maintenance, our previously installed products would likely experience adverse performance impacts, including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. If we experience a significant increase of product failure in the future, our service expense may increase and we may fail to achieve the performance commitments to our customers, which could result in warranty and/or guaranty claims. Additionally, product failure and service costs may increase as we initially deploy new applications for our Energy Server system, including Be FlexibleTM load following, CCUS, and CHP.
Financing Constraints
As we grow our business globally and increase the size and number of customer orders, we will need to secure new customer financing options, the amount of financing available as well as the number of financing partners. As we offer an innovative new technology solution, obtaining new financing partners and available funds for customer financings often involves a rigorous and timely due diligence process on our technology, manufacturing and service capabilities. If we are unable to obtain adequate financing for our customers who prefer third-party financing over purchasing the Energy Server system directly, our revenue could be delayed or impacted. In addition, our ability to arrange financing for our products depends partly on the creditworthiness of our customers, and any deterioration in their credit ratings could impact that financing. When interest rates rise, the cost of financing for our customers also increases, and financing our installations may require a higher rate of return, which can place pressure on our margins.
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
Strategic Investment
For information on the strategic investment with SK ecoplant, see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Sustainability
In April 2025, we released our 2025 Impact Report, previously referred to as our Sustainability Report, Transforming Energy for the Digital Age (the “Impact Report”), using generally accepted sustainability frameworks and standards, including alignment with Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosures recommendations. In addition, the Impact Report also utilized certain Global Reporting Initiative Standards and was mapped against the United Nations Sustainable Development Goals. We plan to issue an impact report on an annual basis.
The Impact Report can be found on our website at https://www.bloomenergy.com/sustainibility. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.

For additional information, refer to Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Sustainability in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Inflation Reduction Act of 2022
For information on the IRA, which was signed into law on August 16, 2022, and its impact on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Inflation Reduction Act of 2022 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Other than the loss of the ITC for fuel cells operating on non-zero-carbon fuels expired at the end of fiscal 2024, which occurred under President Biden’s administration, we have not experienced any impact from actions relating to the IRA taken by President Trump administration.
Liquidity and Capital Resources
As of March 31, 2025, and December 31, 2024, we had unrestricted cash and cash equivalents of $794.8 million and $802.9 million, respectively. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $759.5 million and $749.4 million as of March 31, 2025, and December 31, 2024, respectively. We seek to maintain these balances with high-credit-quality counterparties, regularly monitor our credit exposure to any single issuer, and diversify our investments to minimize risk.
As of March 31, 2025, we had $1,126.7 million of recourse debt, $4.1 million of non-recourse debt, and $9.4 million of other long-term liabilities. As of March 31, 2025, $114.6 million and $1,016.2 million of our debt were classified as short-term and long-term, respectively. As of December 31, 2024, we had $1,124.7 million of recourse debt, $4.1 million of non-recourse debt, and $9.2 million of other long-term liabilities. As of December 31, 2024, $114.4 million and $1,014.4 million of our debt were classified as short-term and long-term, respectively. For a complete description of our outstanding debt, please see Part II, Item 8, Note 17 — Outstanding Loans and Security Agreements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
The combination of our cash and cash equivalents and cash flow expected to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or not received in a timely manner to meet our near-term or future liquidity needs, we may require additional equity or debt financing to fund our operations, manufacturing capacity, product development, and market expansion initiatives, as well as to respond to competitive pressures or strategic opportunities. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. During the three months ended March 31, 2024, we factored $80.7 million of accounts receivable, and there were no factoring arrangements during the three months ended March 31, 2025. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit on our financial and operational flexibility. Although we currently do not have any floating-rate notes on our balance sheet, our overall cost of capital may increase if interest rates rise and we refinance our fixed-rate convertible notes. If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders could experience dilution in their ownership percentage, and any new securities may have rights, preferences, and privileges senior to those of our common stock.
Our future capital requirements depend on a variety of factors, including our rate of revenue growth; the timing and extent of spending on research and development and other business initiatives; the pace and volume of system builds; the need for additional working capital; the expansion of our sales and marketing activities in both domestic and international markets; market acceptance of our products; our ability to secure financing for customer use of our products; the timing of installations and related inventory build in anticipation of future sales; and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing in future quarters may affect our results of operations, including our revenues and cash flows.

A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Net cash (used in) provided by:
Operating activities	$(110,682)	$(147,266)
Investing activities	(14,216)	(21,428)
Financing activities	5,130	7,150
Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities for the three months ended March 31, 2025, related primarily to the changes in our working capital of $137.9 million predominantly due to (1) a decrease in deferred revenue and customer deposits by $74.9 million, driven by timing of acceptances, (2) an increase in inventory levels by $65.6 million to support future demand, (3) an increase in deferred cost of revenue of $7.5 million, and (4) an increase in prepaid expenses and other current assets of $5.1 million, partially offset by the timing of payments to vendors.
Net cash used in operating activities during the three months ended March 31, 2025, was $110.7 million, an improvement of $36.6 million compared to the prior year period. The change in cash used in operating activities during the three months ended March 31, 2025, as compared to the prior year period, was primarily driven by an increase of $40.6 million and $8.6 million attributable to inventories and prepaid expenses and other current assets, respectively, a $57.3 million decrease attributable to deferred revenue and customer deposits, partially offset by an increase of $86.0 million attributable to accounts payable.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity. Cash used in investing activities during the three months ended March 31, 2025, was $14.2 million, an improvement of $7.2 million, as compared to the prior year period. The improvement was primarily due to the decrease in expenditures on tenant improvements for a leased engineering and manufacturing facility in Fremont, California, which opened in July 2022. We expect to continue to make capital investments over the next few quarters to expand production capacity at our manufacturing facility in Fremont, California, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow expected to be generated from operations. We may also evaluate and arrange equipment lease financing to fund this capital expenditures.
Financing Activities
Our financing activities consist of proceeds from and repayments of financing obligations, contributions from noncontrolling interests, proceeds from issuance of our common stock, and other cash flows from financing activities. Net cash provided by financing activities during the three months ended March 31, 2025, was $5.1 million, a decrease of $2.0 million, as compared to the prior year period, predominantly due to (1) a decrease in contributions from noncontrolling interest by $4.0 million, and (2) a decrease in proceeds from financing obligations by $1.3 million, partially offset by (1) a decrease in repayment of financing obligations by $2.3 million, and (2) an increase in proceeds from issuance of common stock by $0.8 million.
Net cash provided by financing activities for the three months ended March 31, 2025, consisted of (1) the proceeds from issuance of common stock of $7.7 million, (2) the repayment of financing obligations of $2.7 million, and (3) other cash flows from financing activities of $0.2 million.
We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through issuing the 3% Green Notes due June 2029 and the 3% Green Notes due June 2028 in the second quarter of 2024 and 2023, respectively, as well as financing activities with SK ecoplant in the first quarter of 2023. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, and Part I, Item 1A, Outstanding Loans

and Security Agreements of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors — Risks Related to Our Liquidity — Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Purchase and Financing Options in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Server systems. The portion of total revenue attributable to each purchase option in the three months ended March 31, 2025, and 2024, was as follows:

	Three Months Ended
	March 31,
	2025	2024

Direct purchase (including third-party PPAs and international channels)	96%	90%
Managed services	4%	10%
	100%	100%
Delivery and Installation
For information on delivery and installation of our Energy Server systems, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Delivery and Installation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Performance Guarantees
As of March 31, 2025, and December 31, 2024, we had incurred no liabilities due to failure to repair or replace the Energy Server systems pursuant to any performance warranties made under the O&M Agreements (“O&M Agreements”).
For the O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $587.5 million (including $460.3 million related to portfolio financing entities and $127.2 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $479.8 million as of March 31, 2025. For the three months ended March 31, 2025, and 2024, we made performance guarantee payments of $11.6 million and $15.1 million, respectively.
International Channel Partners
There were no significant changes in our international channel partners during the three months ended March 31, 2025. For information on international channel partners, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, section International Channel Partners in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three months ended March 31, 2025, and 2024 is presented below.

Revenue

	Three Months Ended		Change
	March 31,
	2025	2024	Amount	%
	(dollars in thousands)
Product	$211,869	$153,364	$58,505	38.1%
Installation	33,651	11,444	22,207	194.0%
Service	53,548	56,460	(2,912)	(5.2)%
Electricity	26,953	14,030	12,923	92.1%
Total revenue	$326,021	$235,298	$90,723	38.6%
Total Revenue
Total revenue increased by $90.7 million, or 38.6%, for the three months ended March 31, 2025, as compared to the prior year period. This increase was driven by a $58.5 million increase in product revenue, a $22.2 million increase in installation revenue, and a $12.9 million increase in electricity revenue, partially offset by a $2.9 million decrease in service revenue.
Product Revenue
Product revenue increased by $58.5 million, or 38.1%, for the three months ended March 31, 2025, as compared to the prior year period. This increase was primarily due to the increase in demand for our products, improved pricing from site repowerings and improved pricing due to volume mix shift from international to domestic revenue.
Installation Revenue
Installation revenue increased by $22.2 million, or 194.0%, for the three months ended March 31, 2025, as compared to the prior year period. The increase was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the first quarter of fiscal year 2025.
Service Revenue
Service revenue decreased by $2.9 million, or 5.2%, for the three months ended March 31, 2025, as compared to the prior year period. The decrease was primarily driven by (1) a reduction in revenue from part of our established install base, as specified by our revenue contracts with customers, and (2) an increase of $0.7 million in product performance guarantees as a result of Energy Server systems fleet depreciation, partially offset by growth in maintenance contracts associated with our fleet of Energy Server systems.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue increased by $12.9 million, or 92.1%, for the three months ended March 31, 2025, as compared to the prior year period. The increase was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner, partially offset by lower straight-line electricity revenue amortization as a result of repowering of Managed Services agreements.

Cost of Revenue

	Three Months Ended		Change
	March 31,
	2025	2024	Amount	%
	(dollars in thousands)
Product	$139,573	$115,757	$23,816	20.6%
Installation	33,315	15,353	17,962	117.0%
Service	52,858	56,506	(3,648)	(6.5)%
Electricity	11,568	9,606	1,962	20.4%
Total cost of revenue	$237,314	$197,222	$40,092	20.3%
Total Cost of Revenue
Total cost of revenue increased by $40.1 million, or 20.3%, for the three months ended March 31, 2025, as compared to the prior year period. The increase was driven by a $18.0 million increase in costs of installation revenue, a $23.8 million increase in cost of product revenue, and a $2.0 million increase in cost of electricity revenue, partially offset by a $3.6 million decrease in cost of service revenue.
Cost of Product Revenue
Cost of product revenue increased by $23.8 million, or 20.6%, for the three months ended March 31, 2025, as compared to the prior year period. The increase in cost of product revenue was primarily driven by the increase in demand for our products. This increase was partially offset by our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation.
Cost of Installation Revenue
Cost of installation revenue increased by $18.0 million, or 117.0%, for the three months ended March 31, 2025, as compared to the prior year period. The increase was primarily driven by the timing of achieving key project milestones on sites requiring installations by us in the first quarter of fiscal year 2025.
Cost of Service Revenue
Cost of service revenue decreased by $3.6 million, or 6.5%, for the three months ended March 31, 2025, as compared to the prior year period. This decrease was primarily due to (1) a decrease in the deployment of field replacement units, contributing to a decrease of $6.4 million, (2) a $3.3 million decrease in repair and overhaul expenses, partially as a result of repowering our PPA and Managed Services portfolios, which resulted in a relatively newer fleet that required less service, (3) a $1.2 million decrease in rework for production costs, and (4) our cost reduction efforts to proactively manage fleet optimizations. The decrease was partially offset by an increase in maintenance material of $1.4 million.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue increased by $2.0 million, or 20.4%, for the three months ended March 31, 2025, as compared to the prior year period. This increase was predominantly due to redeploying assets for our partner to enable a one-time settlement of a customer contract.

Gross Profit (Loss) and Gross Margin

	Three Months Ended		Change
	March 31,
	2025	2024
	(dollars in thousands)
Gross profit (loss):
Product	$72,296	$37,607	$34,689
Installation	336	(3,909)	4,245
Service	690	(46)	736
Electricity	15,385	4,424	10,961
Total gross profit	$88,707	$38,076	$50,631

Gross margin:
Product	34%	25%
Installation	1%	(34)%
Service	1%	—%
Electricity	57%	32%
Total gross margin	27%	16%
Total Gross Profit
Gross profit increased by $50.6 million in the three months ended March 31, 2025, as compared to the prior year period. This increase was predominantly driven by (1) a $34.7 million increase in product gross profit, primarily driven by higher demand for our products, leading to a 38.1% increase in product revenue and only a 20.6% increase in respective cost of revenue, (2) a $11.0 million increase of electricity gross profit, (3) a $4.2 million improvement of installation gross margin, and (4) a $0.7 million improvement of service gross margin, due to our efforts to proactively manage fleet optimizations, and our ongoing efforts to reduce product costs.
Product Gross Profit
Product gross profit increased by $34.7 million in the three months ended March 31, 2025, as compared to the prior year period. The increase was primarily driven by (1) an increase in demand for our products, improved pricing from site repowerings and improved pricing due to volume mix shift from international to domestic revenue, and (2) our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation.
Installation Gross Profit (Loss)
Installation gross margin improved by $4.2 million in the three months ended March 31, 2025, as compared to the prior year period. The change for the period was primarily driven by (1) the timing of achieving key project milestones on sites requiring installations by us in the first quarter of fiscal year 2025, and (2) other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Service Gross Profit (Loss)
Service gross margin improved by $0.7 million in the three months ended March 31, 2025, as compared to the prior year period. This was primarily driven by (1) a decrease in the deployment of field replacement units, contributing an improvement of $6.4 million, (2) repair and overhaul cost reductions of $3.3 million, and (3) our cost reduction efforts to proactively manage fleet optimizations. The improvement was partially offset by (1) a $2.2 million decrease in revenue from maintenance contracts associated with our fleet of Energy Server systems, (2) an increase of $0.7 million in product performance guarantees as a result of Energy Server systems fleet depreciation, and (3) the timing of revenue recognition on certain contracts.

Electricity Gross Profit
Electricity gross profit increased by $11.0 million in the three months ended March 31, 2025, as compared to the prior year period. This increase was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner.
Operating Expenses

	Three Months Ended		Change
	March 31,
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$40,612	$35,485	$5,127	14.4%
Sales and marketing	22,265	13,599	8,666	63.7%
General and administrative	44,900	38,009	6,891	18.1%
Total operating expenses	$107,777	$87,093	$20,684	23.7%
Total Operating Expenses
Total operating expenses increased by $20.7 million in the three months ended March 31, 2025, as compared to the prior year period. This increase was primarily attributable to (1) an increase in employee compensation and benefits of $16.6 million, predominantly due to an increase in stock-based compensation and bonus expenses, (2) an increase in consulting, advisory and other professional services costs of $2.4 million, (3) an increase in computer equipment maintenance expenses of $1.6 million, (4) an increase in consumable laboratory supplies and other laboratory related costs of $0.8 million, and (5) an increase in depreciation expenses of $0.8 million. The overall increase was partially offset by a decrease in office and other operating expenses of $1.5 million, primarily related to corporate insurance costs and factoring and financing fees.
Research and Development
Research and development expenses increased by $5.1 million in the three months ended March 31, 2025, as compared to the prior year period. This overall increase was primarily driven by (1) an increase in employee compensation and benefits of $4.0 million, predominantly due to an increase in stock-based compensation and bonus expenses, (2) an increase in consumable laboratory supplies and other laboratory-related costs of $0.8 million, and (3) an increase in consulting, advisory and other professional services costs of $0.6 million. The increase was partially offset by a decrease in other research and development expenses of $1.0 million.
Sales and Marketing
Sales and marketing expenses increased by $8.7 million in the three months ended March 31, 2025, as compared to the prior year period. The increase was primarily driven by (1) an increase in employee compensation and benefits of $6.0 million, predominantly due to an increase in stock-based compensation and bonus expenses, and (2) an increase in consulting, advisory and other professional services costs of $1.9 million.
General and Administrative
General and administrative expenses increased by $6.9 million in the three months ended March 31, 2025, as compared to the prior year period. This increase was primarily driven by (1) an increase in employee compensation and benefits of $6.6 million, predominantly due to stock-based compensation expenses, principally related to new awards for our Chief Executive Officer (the “CEO”) granted on December 18, 2024, partially offset by a decrease in bonus expenses, (2) an increase in computer equipment maintenance expenses of $1.1 million, and (3) an increase in depreciation expenses of $0.7 million. The overall increase was partially offset by a decrease in office and other general and administrative expenses of $1.9 million, primarily related to corporate insurance costs and factoring and financing fees.

Stock-Based Compensation

	Three Months Ended		Change
	March 31,
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$4,829	$3,814	$1,015	26.6%
Research and development	7,827	5,084	2,743	54.0%
Sales and marketing	4,510	2,090	2,420	115.8%
General and administrative	15,035	7,872	7,163	91.0%
Total stock-based compensation	$32,201	$18,860	$13,341	70.7%

Total stock-based compensation for the three months ended March 31, 2025, increased by $13.3 million, as compared to the prior year period, and the increase was predominantly related to an increase of stock-based compensation related to PSUs and RSUs of $10.9 million, an increase in stock-based compensation costs related to the 2018 ESPP of $3.5 million, and an increase of stock-based compensation costs related to stock options of $1.2 million, partially offset by a $2.3 million consisting of capitalized stock-based compensation expenses and stock-based compensation cash component. The increase was primarily driven by (1) new awards for our CEO granted on December 18, 2024, (2) increase in a number of granted RSUs provided to all employees of the Company starting fiscal year 2025, (3) an increase in Bloom’s share price, and (4) an increase in contributions to 2018 ESPP.
Other Income and Expense

	Three Months Ended		Change
	March 31,
	2025	2024
	(in thousands)
Interest income	$8,553	$7,531	$1,022
Interest expense	(14,411)	(14,546)	135
Other income (expense), net	2,048	(1,170)	3,218
Gain on revaluation of embedded derivatives	(103)	158	(261)
Total	$(3,913)	$(8,027)	$4,114
Interest Income
Interest income is derived from investment earnings on our cash balances, primarily from money market funds. The increase in interest income of $1.0 million for the three months ended March 31, 2025, as compared to the prior year period, was primarily due to an increase in average cash balance in our money market funds for the respective period.
Interest Expense
Interest expense is primarily due to our debt held by third parties and interest expense related to managed services agreements.
A decrease in interest expense for the three months ended March 31, 2025, was not material, and was primarily due to (1) a decrease in interest expense of $2.8 million related to managed services agreements, and (2) the partial repurchase of the 2.5% Green Notes on May 29, 2024, contributing a decrease in interest expense of $1.0 million, partially offset by an increase in interest expense of $3.7 million related to the 3% Green Notes due June 2029, issued on May 29, 2024.
Other Income (Expense), Net
Other income (expense), net is primarily derived from foreign currency transactions and other income related to managed services transactions. Other income (expense), net for the three months ended March 31, 2025, improved by $3.2 million, as compared to the prior year period, primarily as a result of a $2.5 million other income related to managed services transactions, and a decrease in loss from foreign currency transactions of $1.0 million.

Loss (Gain) on Revaluation of Embedded Derivatives
Loss (gain) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded Escalation Protection Plan derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. Loss (gain) on revaluation of embedded derivatives for the three months ended March 31, 2025, as compared to the prior year period, was immaterial.
Income Tax Provision (Benefit)

	Three Months Ended		Change
	March 31,
	2025	2024	Amount	%
	(dollars in thousands)
Income tax provision (benefit)	$431	$(501)	$932	186.0%
Income tax provision (benefit) consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax benefit flipped to the income tax provision for the three months ended March 31, 2025, as compared to the prior year period. The change was primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Change
	March 31,
	2025	2024	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$400	$981	$(581)	(59.2)%
Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as consolidation of a variable interest entity (“VIE”).
Net income attributable to noncontrolling interests for the three months ended March 31, 2025, as compared to the prior year period, decreased by $0.6 million due to a decrease in income allocated to our noncontrolling interest related to Korean JV, our consolidated VIE.
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

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment;
•Modification of Performance-Based Stock Unit Awards;
•Income Taxes; and
•Principles of Consolidation.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 provides a more complete discussion of our critical accounting policies and estimates. During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, for a more complete discussion of the market risks we consider.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our CEO and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on such evaluation, our CEO and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
For further information on inherent limitations on effectiveness of internal controls and management’s report on internal control over financial reporting, see Part II, Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Part I, Item 1, Note 11 — Commitments and Contingencies. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A — RISK FACTORS
There were no material changes in risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
(a) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On April 30, 2025, the Company announced that Daniel Berenbaum, the Company’s Chief Financial Officer, is departing the Company effective May 1, 2025. Mr. Berenbaum will be entitled to receive (1) the severance amounts due to him under the previously disclosed Employment, Change in Control and Severance Agreement filed as Exhibit 10.1 of the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2024 and (2) his outstanding equity awards that would otherwise vest on May 15, 2025. The departure is amicable and there are no disagreements or disputes between the Company and Mr. Berenbaum related to the Company’s accounting or its financial policies and practices.
The Company has commenced a national search for a new permanent Chief Financial Officer.
In this interim period, the Company’s Board of Directors has appointed Maciej Kurzymski, the Company’s Chief Accounting Officer, to serve, effective from May 2, 2025, as Acting Principal Financial Officer. Mr. Kurzymski, 53, has served as the Company’s Chief Accounting Officer since July 2021. Prior to joining the Company, he was the Head of Finance – Business Unit at Veritas Technologies LLC, a multi-cloud data management business from May 2019 to July 2021. Mr.

Kurzymski does not have a family relationship with any director or executive officer of the Company and has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
(c) Trading Plans
During the first quarter ended March 31, 2025, Satish Chitoori, Chief Operations Officer, adopted a trading arrangement intended to satisfy the affirmative defense provisions of Rule 10b5-1(c). The plan was adopted on March 14, 2025, and the plan ends on June 30, 2026. The aggregate number of shares that may be sold under the plan is a) up to 20,000 shares, subject to certain pricing conditions, and b) the number of shares necessary to cover withholding taxes resulting from the vesting of RSUs or PSUs.

ITEM 6 — EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3		Amended and Restated Bylaws, as effective August 7, 2024	10-Q	001-38598	3.8	8/8/2024
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
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

BLOOM ENERGY CORPORATION

Date:	April 30, 2025	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ Daniel Berenbaum
Daniel Berenbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)