Form 10-Q
period 2025-06-30
Bloom Energy Corp
filed 2025-07-31
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of July 28, 2025 was as follows:
Class A Common Stock, $0.0001 par value, 233,997,970 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2025

Unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” "Bloom," and “Bloom Energy,” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents[1]	$574,764	$802,851
Restricted cash	1,128	110,622
Accounts receivable, less allowance for credit losses of $119 as of June 30, 2025, and December 31, 2024[1,2]	467,038	335,841
Contract assets[3]	129,798	145,162
Inventories[1]	689,963	544,656
Deferred cost of revenue	30,525	58,792
Prepaid expenses and other current assets[1,4]	40,070	46,203
Total current assets	1,933,286	2,044,127
Property, plant and equipment, net[1]	402,880	403,475
Operating lease right-of-use assets[1,5]	117,280	122,489
Restricted cash	30,155	37,498
Deferred cost of revenue	1,511	3,629
Other long-term assets[1,6]	45,310	46,136
Total assets	$2,530,422	$2,657,354
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1,7]	$144,781	$92,704
Accrued warranty[8]	11,993	16,559
Accrued expenses and other current liabilities[1,9]	116,619	138,450
Deferred revenue and customer deposits[10]	59,964	243,314
Operating lease liabilities[1,11]	21,201	19,642
Financing obligations	29,074	11,704
Recourse debt	2,229	114,385
Non-recourse debt[1,12]	1,478	—
Total current liabilities	387,339	636,758
Deferred revenue and customer deposits[1,13]	47,649	43,105
Operating lease liabilities[1,14]	117,452	124,523
Financing obligations	219,894	244,132
Recourse debt	1,126,234	1,010,350
Non-recourse debt[1,15]	2,956	4,057
Other long-term liabilities	9,468	9,213
Total liabilities	1,910,992	2,072,138
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares — 600,000,000 shares authorized, and 233,661,168 shares and 229,142,474 shares issued and outstanding, and Class B shares — 470,092,742 shares authorized, and no shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	23	23
Additional paid-in capital	4,560,346	4,462,659
Accumulated other comprehensive loss	(806)	(2,593)
Accumulated deficit	(3,964,982)	(3,897,618)
Total equity attributable to common stockholders	594,581	562,471
Noncontrolling interest	24,849	22,745
Total stockholders’ equity	$619,430	$585,216
Total liabilities and stockholders’ equity	$2,530,422	$2,657,354

1 We have variable interest entity related to a joint venture in the Republic of Korea (see Note 15 — SK ecoplant Strategic Investment), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $90.9 million and $93.5 million as of June 30, 2025, and December 31, 2024, respectively.
3 Including amounts from related parties of $0.8 million as of December 31, 2024. Related party balance as of June 30, 2025, was inconsequential.
4 Including amounts from related parties of $1.0 million and $1.2 million as of June 30, 2025, and December 31, 2024, respectively.
5 Including amounts from related parties of $1.3 million and $1.4 million as of June 30, 2025, and December 31, 2024, respectively.
6 Including amounts from related parties of $8.7 million and $8.8 million as of June 30, 2025, and December 31, 2024, respectively.
7 Including amounts from related parties of $0.04 million as of June 30, 2025. There were no related party balances as of December 31, 2024.
8 Including amounts from related parties of $1.3 million and $1.2 million as of June 30, 2025, and December 31, 2024, respectively.
9 Including amounts from related parties of $7.5 million and $4.0 million as of June 30, 2025, and December 31, 2024, respectively.
10 Including amounts from related parties of $5.6 million and $8.9 million as of June 30, 2025, and December 31, 2024, respectively.
11 Including amounts from related parties of $0.5 million and $0.4 million as of June 30, 2025, and December 31, 2024, respectively.
12 Including amounts from related parties of $1.5 million as of June 30, 2025. There were no related party balances as of December 31, 2024.
13 Including amounts from related parties of $2.5 million and $3.3 million as of June 30, 2025, and December 31, 2024, respectively.
14 Including amounts from related parties of $0.8 million and $1.0 million as of June 30, 2025, and December 31, 2024, respectively.
15 Including amounts from related parties of $3.0 million and $4.1 million as of June 30, 2025, and December 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product	$296,611	$226,308	$508,480	$379,672
Installation	37,372	42,733	71,023	54,177
Service	54,449	52,531	107,997	108,991
Electricity	12,810	14,195	39,763	28,225
Total revenue[1]	401,242	335,767	727,263	571,065
Cost of revenue:
Product	198,746	161,332	338,319	277,089
Installation	38,224	44,298	71,539	59,651
Service	49,408	52,401	102,266	108,907
Electricity	7,741	9,214	19,309	18,820
Total cost of revenue[2]	294,119	267,245	531,433	464,467
Gross profit	107,123	68,522	195,830	106,598
Operating expenses:
Research and development	40,768	37,364	81,380	72,849
Sales and marketing	24,066	17,901	46,331	31,500
General and administrative[3]	45,792	36,385	90,692	74,394
Total operating expenses	110,626	91,650	218,403	178,743
Loss from operations	(3,503)	(23,128)	(22,573)	(72,145)
Interest income	6,623	6,430	15,176	13,961
Interest expense[4]	(14,440)	(15,376)	(28,851)	(29,922)
Other income (expense), net	2,373	(985)	4,421	(2,155)
Loss on extinguishment of debt	(32,340)	(27,182)	(32,340)	(27,182)
Gain (loss) on revaluation of embedded derivatives	112	(88)	9	70
Loss before income taxes	(41,175)	(60,329)	(64,158)	(117,373)
Income tax provision	1,017	856	1,448	355
Net loss	(42,192)	(61,185)	(65,606)	(117,728)
Less: Net income attributable to noncontrolling interest	427	602	827	1,583
Net loss attributable to common stockholders	$(42,619)	$(61,787)	$(66,433)	$(119,311)
Net loss per share available to common stockholders, basic and diluted	$(0.18)	$(0.27)	$(0.29)	$(0.53)
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	232,542	227,167	231,383	226,377

1 Including related party revenue of $27.1 million and $29.9 million for the three and six months ended June 30, 2025, respectively, and $86.8 million and $209.0 million for the three and six months ended June 30, 2024, respectively.
2 Including related party cost of revenue of $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively. There was no related party cost of revenue for the three and six months ended June 30, 2025.
3 Including related party general and administrative expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
4 Including related party interest expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss	$(42,192)	$(61,185)	$(65,606)	$(117,728)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	2,702	(502)	3,064	(1,450)
Other comprehensive income (loss), net of taxes	2,702	(502)	3,064	(1,450)
Comprehensive loss	(39,490)	(61,687)	(62,542)	(119,178)
Less: Comprehensive income attributable to noncontrolling interest	1,665	262	2,104	747
Comprehensive loss attributable to common stockholders	$(41,155)	$(61,949)	$(64,646)	$(119,925)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2025	231,969,446	$23	$4,502,881	$(2,270)	$(3,922,363)	$578,271	$23,184	$601,455
Issuance of restricted stock awards	1,679,509	—	—	—	—	—	—	—
Exercise of stock options	12,213	—	30	—	—	30	—	30
Stock-based compensation expense	—	—	29,188	—	—	29,188	—	29,188
Premium on convertible debt (Note 7)	—	—	28,247	—	—	28,247	—	28,247
Foreign currency translation adjustment	—	—	—	1,464	—	1,464	1,238	2,702
Net (loss) income	—	—	—	—	(42,619)	(42,619)	427	(42,192)
Balances at June 30, 2025	233,661,168	$23	$4,560,346	$(806)	$(3,964,982)	$594,581	$24,849	$619,430

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2024	226,933,763	$21	$4,394,148	$(2,139)	$(3,925,915)	$466,115	$23,035	$489,150
Issuance of restricted stock awards	604,077	2	—	—	—	2	—	2
Exercise of stock options	18,754	—	157	—	—	157	—	157
Stock-based compensation expense	—	—	18,928	—	—	18,928	—	18,928
Foreign currency translation adjustment	—	—	—	(162)	—	(162)	(340)	(502)
Net (loss) income	—	—	—	—	(61,787)	(61,787)	602	(61,185)
Balances at June 30, 2024	227,556,594	$23	$4,413,233	$(2,301)	$(3,987,702)	$423,253	$23,297	$446,550

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216
Issuance of restricted stock awards	3,723,916	—	—	—	—	—	—	—
ESPP purchase	630,607	—	6,417	—	—	6,417	—	6,417
Exercise of stock options	164,171	—	1,264	—	—	1,264	—	1,264
Stock-based compensation	—	—	61,759	—	—	61,759	—	61,759
Accrued dividend	—	—	—	—	(1,024)	(1,024)	—	(1,024)
Legal reserve	—	—	—	—	93	93	—	93
Premium on convertible debt (Note 7)	—	—	28,247	—	—	28,247	—	28,247
Foreign currency translation adjustment	—	—	—	1,787	—	1,787	1,277	3,064
Net (loss) income	—	—	—	—	(66,433)	(66,433)	827	(65,606)
Balances at June 30, 2025	233,661,168	$23	$4,560,346	$(806)	$(3,964,982)	$594,581	$24,849	$619,430

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670
Issuance of restricted stock awards	2,087,979	2	—	—	—	2	—	2
ESPP purchase	632,688	—	6,297	—	—	6,297	—	6,297
Exercise of stock options	118,394	—	676	—	—	676	—	676
Stock-based compensation	—	—	35,917	—	—	35,917	—	35,917
Contributions from noncontrolling interest	—	—	—	—	—	—	3,958	3,958
Accrued dividend	—	—	—	—	(1,620)	(1,620)	—	(1,620)
Legal reserve	—	—	—	—	147	147	—	147
Subsidiary liquidation	—	—	—	—	(319)	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	(614)	—	(614)	(836)	(1,450)
Net (loss) income	—	—	—	—	(119,311)	(119,311)	1,583	(117,728)
Balances at June 30, 2024	227,556,594	$23	$4,413,233	$(2,301)	$(3,987,702)	$423,253	$23,297	$446,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(65,606)	$(117,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,582	25,925
Non-cash lease expense	16,452	17,931
Loss (gain) on disposal of property, plant and equipment	80	(15)
Revaluation of derivative contracts	(9)	(70)
Stock-based compensation	59,338	37,327
Amortization of debt issuance costs	3,723	3,074
Loss on extinguishment of debt	32,340	27,182
Net gain on failed sale-and-leaseback transactions	(827)	—
Unrealized foreign currency exchange (gain) loss	(4,795)	1,554
Other	(26)	(100)
Changes in operating assets and liabilities:
Accounts receivable[1]	(129,904)	(183,272)
Contract assets[2]	15,364	(49,021)
Inventories	(142,600)	(19,103)
Deferred cost of revenue[3]	30,099	(2,591)
Prepaid expenses and other current assets[4]	6,134	11,046
Other long-term assets[5]	826	(3,955)
Operating lease right-of-use assets and operating lease liabilities[6]	(16,754)	(18,023)
Finance lease liabilities	982	320
Accounts payable[7]	52,790	(25,249)
Accrued warranty[8]	(4,566)	(6,938)
Accrued expenses and other current liabilities[9]	(22,586)	(13,207)
Deferred revenue and customer deposits[10]	(178,807)	(7,441)
Other long-term liabilities	(23)	(407)
Net cash used in operating activities	(323,793)	(322,761)
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,504)	(33,454)
Proceeds from sale of property, plant and equipment	76	22
Net cash used in investing activities	(21,428)	(33,432)
Cash flows from financing activities:
Proceeds from issuance of debt[11]	—	402,500
Payment of debt issuance costs	(3,348)	(12,323)
Repayment of debt	—	(140,990)
Proceeds from financing obligations	—	1,334
Repayment of financing obligations	(5,465)	(9,999)
Proceeds from issuance of common stock	7,681	6,975
Dividend paid	(947)	(1,468)
Contributions from noncontrolling interest	—	3,958
Other	150	—
Net cash (used in) provided by financing activities	(1,929)	249,987
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	2,226	(1,168)
Net decrease in cash, cash equivalents, and restricted cash	(344,924)	(107,374)
Cash, cash equivalents, and restricted cash:
Beginning of period	950,971	745,178
End of period	$606,047	$637,804

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,660	$26,744
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	16,585	17,896
Operating cash flows from finance leases	169	127
Cash paid during the period for income taxes	775	830
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$4,285	$3,032
Recognition of operating lease right-of-use asset during the year-to-date period	3,711	4,984
Recognition of finance lease right-of-use asset during the year-to-date period	956	320
Premium on convertible debt (Note 7)	28,247	—
Face value of 2.5% Green Notes exchanged (Note 7)	112,769	—
Face value of additional 3.0% Green Notes due June 2029 issued in the Debt Exchange (Note 7)	115,725	—

1 Including changes in related party balances of $2.6 million and $86.1 million for the six months ended June 30, 2025, and 2024, respectively.
2 Including changes in related party balances of $0.8 million and $6.0 million for the six months ended June 30, 2025, and 2024, respectively.
3 Including changes in related party balances of $0.9 million for the six months ended June 30, 2024. There were no related party balances as of June 30, 2025, and December 31, 2024.
4 Including changes in related party balances of $0.3 million and $1.0 million for the six months ended June 30, 2025, and 2024, respectively.
5 Including changes in related party balances of $0.1 million and $0.4 million for the six months ended June 30, 2025, and 2024, respectively.
6 Including changes in related party balances of $0.2 million for the six months ended June 30, 2025. There were no related party balances as of June 30, 2024, and December 31, 2023.
7 Including changes in related party balances of $0.04 million and $0.1 million for the six months ended June 30, 2025, and 2024, respectively.
8 Including changes in related party balances of $0.1 million for the six months ended June 30, 2025. There were no related party balances as of June 30, 2024, and December 31, 2023.
9 Including changes in related party balances of $3.5 million and $2.4 million for the six months ended June 30, 2025, and 2024, respectively.
10 Including changes in related party balances of $4.1 million and $4.4 million for the six months ended June 30, 2025, and 2024, respectively.
11 Including changes in related party balances of $0.4 million and $0.3 million for the six months ended June 30, 2025, and 2024, respectively.

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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.

1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
For information on the nature of our business, see Part II, Item 8, Note 1 — Nature of Business, section Liquidity and Basis of Presentation, sub-section Nature of Business in our 2024 Form 10-K.
Liquidity
We have generally incurred operating losses and negative cash flows from operations since our inception. With the series of new convertible debt offerings, debt extinguishments, and convertible debt conversions to equity that we completed since 2021, we had $1,128.5 million and $4.4 million of total outstanding recourse and non-recourse debt, respectively, as of June 30, 2025, $3.7 million and $1,129.2 million of which was classified as short-term debt and long-term debt, respectively. As of December 31, 2024, we had $1,124.7 million and $4.1 million of total outstanding recourse and non-recourse debt, respectively, $114.4 million and $1,014.4 million of which was classified as short-term debt and long-term debt, respectively
On May 7, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of its 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”). Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged (the “Debt Exchange”) for $115.7 million in aggregate principal amount of the 3.0% Green Convertible Senior Notes due June 2029 (the “3.0% Green Notes due June 2029”). As a result of the Debt Exchange, the Company recorded a $32.3 million loss on early extinguishment of debt, included within the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025. As of June 30, 2025, $2.2 million aggregate principal amount of the Company’s 2.5% Green Notes remained outstanding. For details of the Debt Exchange, see Note 7 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange.
Our future capital requirements depend on many factors, including the market acceptance of our products, our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional working capital, the expansion of sales and marketing activities both in domestic and international markets, our ability to secure financing for customer use of our products, the timing of installations and of inventory build in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing on favorable terms or at all in future quarters may affect our financial position and results of operations, including our revenues and cash flows.
In the opinion of management, the combination of our cash and cash equivalents and cash flow to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months from the date of the issuance of this Quarterly Report on Form 10-Q.
Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act
For information on the Inflation Reduction Act of 2022 (the “IRA”) signed into law on August 16, 2022, and its impact on our business, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Inflation Reduction Act of 2022 in our 2024 Form 10-K.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, extending key provisions of 2017 Tax Act and modifying various federal clean energy tax provisions of the IRA. Under the OBBBA, fuel cell property is eligible for a 30% Investment Tax Credit (“ITC”) for projects beginning construction after December 31, 2025, under Section 48E. The Company also retains the 30% tax credit and the additional 10% tax credit for domestic content and 10% tax credit for energy communities for qualified fuel cell projects that properly utilize the safe harbor equipment the Company purchased in 2024 prior to the phaseout of such credits for fuel cell property under the IRA, provided such safe harbor equipment is placed in service by December 31, 2028. The OBBBA reinstituted accelerated depreciation that will be applicable to property purchased and placed in service after January 19, 2025, including fuel cell property that begins construction after December 31, 2026. The OBBBA also added “Foreign Entity of Concern” requirements for the Section 45E tax credit to deny credits from projects that are owned or controlled by certain foreign entities or use components from or make payments to these foreign entities. The OBBBA also restored the expensing of domestic research expenditures for years beginning after December 31, 2024. The Company is evaluating the provisions of the OBBBA and its impact on its business, though the addition of the 30% ITC for fuel cell property projects that begin construction after December 31, 2025, is expected to have a favorable impact on the continued adoption of the Company’s Energy Server systems and financial results.
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
Principles of Consolidation
For information on the principles of consolidation, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Principles of Consolidation in our 2024 Form 10-K.
Use of Estimates
For information on the use of accounting estimates, see Part II, Item 8, Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Use of Estimates in our 2024 Form 10-K.
Concentration of Risk
Geographic Risk — The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Server systems to other countries, primarily, the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”), and several European countries, namely Germany, UK and Italy. For the three and six months ended June 30, 2025, total revenue in the U.S. was 59% and 58%, respectively, of our total revenue. For the three and six months ended June 30, 2024, total revenue in the U.S. was 83% and 65%, respectively, of our total revenue.
Credit Risk — At June 30, 2025, three customers, the second of which is our related party, accounted for approximately 49%, 19% and 20% of accounts receivable. At December 31, 2024, three customers, the first of which is our related party, accounted for approximately 28%, 28% and 20% of accounts receivable. To date, we have not experienced any material credit losses from these customers.
Customer Risk — During the three months ended June 30, 2025, four customers, none of which are related parties, accounted for approximately 30%, 18%, 15%, and 11% of total revenue, respectively. During the six months ended June 30, 2025, two customers, neither of which are related parties, accounted for approximately 33% and 23% of total revenue, respectively.
During the three months ended June 30, 2024, revenue from two customers, the second of which is our related party, accounted for approximately 36% and 26% of our total revenue. During the six months ended June 30, 2024, two customers, the first of which is our related party, represented approximately 37% and 27% of our total revenue.
For information on the related party transactions, see Note 10 — Related Party Transactions.

2. Summary of Significant Accounting Policies
Refer to the accounting policies described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies in our 2024 Form 10-K.
Accounting Guidance Not Yet Adopted
Refer to the accounting guidance not yet adopted described in Part II, Item 8, Note 2 — Summary of Significant Accounting Policies, section Accounting Guidance Not Yet Adopted in our 2024 Form 10-K. Based on the Company’s continued evaluation, we do not expect a material impact from new accounting guidance not yet adopted to our unaudited condensed consolidated financial statements.
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

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	June 30,	December 31,
	2025	2024

Accounts receivable	$467,038	$335,841
Contract assets	129,798	145,162
Customer deposits	51,441	220,115
Deferred revenue	56,172	66,304
For additional information on contract assets and liabilities, see Part II, Item 8, Note 3 — Revenue Recognition, section Contract Balances in our 2024 Form 10-K.
Accounts receivable increased by $131.2 million for the six months ended June 30, 2025, primarily due to the timing of billing milestones and the extended payment terms granted to certain customers.
The decrease in customer deposits of $168.7 million for the six months ended June 30, 2025, was primarily driven by certain deposits becoming non-refundable, partially offset by receipt of new deposits.
Contract Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Beginning balance	$143,619	$33,788	$145,162	$41,366
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(63,017)	(3,148)	(85,069)	(21,295)
Revenue recognized and not billed as of the end of the period	49,196	59,748	69,705	70,317
Ending balance	$129,798	$90,388	$129,798	$90,388

Deferred Revenue
Deferred revenue activity during the three and six months ended June 30, 2025, and 2024, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Beginning balance	$59,008	$59,468	$66,304	$72,328
Additions	321,035	229,429	530,920	405,914
Revenue recognized	(323,871)	(232,932)	(541,052)	(422,277)
Ending balance	$56,172	$55,965	$56,172	$55,965

For additional information on deferred revenue, see Part II, Item 8, Note 3 — Revenue Recognition, section Deferred Revenue in our 2024 Form 10-K.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, service and electricity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue from contracts with customers:
Product revenue	$296,611	$226,308	$508,480	$379,672
Installation revenue	37,372	42,733	71,023	54,177
Service revenue	54,449	52,531	107,997	108,991
Electricity revenue	7,824	4,893	28,018	9,641
Total revenue from contract with customers	396,256	326,465	715,518	552,481
Revenue from contracts that contain leases:
Electricity revenue	4,986	9,302	11,745	18,584
Total revenue	$401,242	$335,767	$727,263	$571,065

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	June 30,	December 31,
	2025	2024
As Held:
Cash	$85,495	$201,613
Money market funds	520,552	749,358
	$606,047	$950,971
As Reported:
Cash and cash equivalents	$574,764	$802,851
Restricted cash	31,283	148,120
	$606,047	$950,971
Restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Restricted cash, current	$1,128	$110,622
Restricted cash, non-current	30,155	37,498
	$31,283	$148,120
In December 2024, we issued a $100.0 million letter of credit in favor of one of our major customers to guarantee the performance in accordance with the limited indemnity and cooperation agreement dated November 14, 2024, related to the supply of 100 MW of Energy Server systems. This letter of credit was recorded in restricted cash, current on our consolidated balance sheets as of December 31, 2024, and was released in the first quarter of the fiscal year 2025.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with a financial institution. These transactions are accounted for as sales, and cash proceeds are included in cash used in operating activities.
We derecognized $21.6 million and $102.3 million of accounts receivable for the three and six months ended June 30, 2024, respectively. The costs of factoring such accounts receivable on our condensed consolidated statements of operations for the three and six months ended June 30, 2024, were $0.5 million and $2.4 million, respectively. The cost of factoring is recorded in general and administrative expenses.
There were no factoring arrangements during the three and six months ended June 30, 2025.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents and embedded Escalation Protection Plan (“EPP”) derivatives is described in Part II, Item 8 Note 2 — Summary of Significant Accounting Policies in our 2024 Form 10-K.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets and liabilities that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
June 30, 2025	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$520,552	$—	$—	$520,552
	$520,552	$—	$—	$520,552
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,061	$5,061
	$—	$—	$5,061	$5,061

	Fair Value Measured at Reporting Date Using
December 31, 2024	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$749,358	$—	$—	$749,358
	$749,358	$—	$—	$749,358
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,070	$5,070
	$—	$—	$5,070	$5,070
The changes in the Level 3 financial liabilities during the six months ended June 30, 2025, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2024	$5,070
Changes in fair value	(9)
Liabilities at June 30, 2025	$5,061
For additional information on money market funds and EPP derivatives, see Part II, Item 8, Note 5 — Fair Value, section Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis in our 2024 Form 10-K.
Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Debt Instruments — The term loans and convertible senior notes are based on rates currently offered for instruments with similar maturities and terms (Level 2). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	June 30, 2025		December 31, 2024
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
3.0% Green Convertible Senior Notes due June 2029	$505,165	$693,955	$391,239	$532,789
3.0% Green Convertible Senior Notes due June 2028	621,069	945,651	619,111	872,344
2.5% Green Convertible Senior Notes due August 2025	2,229	3,308	114,385	163,875
Non-recourse:
4.6% Term Loan due October 2026	$2,956	$3,085	$2,705	$2,856
4.6% Term Loan due April 2026	1,478	1,596	1,352	1,482
On May 7, 2025, the Company entered into the Exchange Agreements with certain holders of its 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest, were exchanged for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029. For details of the Debt Exchange, see Note 7 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Raw materials	$318,127	$315,735
Work-in-progress	89,681	79,601
Finished goods	282,155	149,320
	$689,963	$544,656
The inventory reserves were $18.7 million and $15.9 million as of June 30, 2025, and December 31, 2024, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Tax receivables	$6,379	$4,981
Prepaid hardware and software maintenance	5,267	7,972
Prepaid managed services	3,338	5,230
Prepaid corporate insurance	3,283	6,774
Receivables from employees	1,951	3,259
Interest receivable	1,781	1,316
Prepaid deferred commissions	1,113	1,123
Deferred expenses	961	1,215
Prepaid medical insurance	389	177
Deposits made	300	348
Prepaid workers compensation	172	620
Other prepaid expenses and other current assets	15,136	13,188
	$40,070	$46,203
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Vehicles, machinery and equipment	$223,788	$200,004
Energy Server systems	165,629	165,629
Leasehold improvements	127,547	122,413
Construction-in-progress	79,318	86,731
Building	53,370	53,221
Computers, software and hardware	34,696	33,910
Furniture and fixtures	11,524	10,943
	695,872	672,851
Less: accumulated depreciation	(292,992)	(269,376)
	$402,880	$403,475
Depreciation expense related to property, plant and equipment was $12.6 million and $24.6 million for the three and six months ended June 30, 2025, respectively. Depreciation expense related to property, plant and equipment was $13.4 million and $25.9 million for the three and six months ended June 30, 2024, respectively.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Deferred commissions	$13,372	$13,372
Deferred expenses	8,731	8,776
Deposits made	3,090	3,123
Long-term lease receivable	2,714	3,159
Deferred tax asset	1,890	1,888
Prepaid managed services	1,343	1,317
Prepaid and other long-term assets	14,170	14,501
	$45,310	$46,136
Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Product performance	$8,475	$13,697
Product warranty	3,518	2,862
	$11,993	$16,559
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2024	$16,559
Accrued warranty, net and product performance liabilities	9,985
Product performance expenditures during the period	(14,551)
Balances at June 30, 2025	$11,993

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Compensation and benefits	$46,559	$67,682
General invoice and purchase order accruals	30,296	43,652
Accrued installation	8,901	1,660
Sales-related liabilities	8,804	4,714
Sales tax liabilities	6,677	10,215
Accrued legal expenses	3,759	1,198
Interest payable	3,303	3,927
Interim VAT liability	2,063	1,109
Provision for income tax	1,274	784
Finance lease liability	1,113	981
Accrued consulting expenses	991	1,254
Accrued restructuring costs	789	341
Current portion of derivative liabilities	451	482
Accrued service fees	203	—
Other	1,436	451
	$116,619	$138,450
Preferred Stock
As of June 30, 2025, and December 31, 2024, we had 20,000,000 shares of preferred stock authorized. 13,491,701 of these shares were previously designated as the Series B redeemable convertible preferred stock, par value $0.0001 per share, and were converted to Class A common stock as of September 23, 2023, as a result of the Second Tranche Closing of SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group. For additional information, please see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our Annual Form 10-K for the fiscal year ended December 31, 2024.
The preferred stock had $0.0001 par value. There were no shares of preferred stock issued and outstanding as of June 30, 2025, and December 31, 2024.

7. Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2025 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3.0% Green Convertible Senior Notes due June 2029	$518,225	$—	$505,165	$505,165	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	632,500	—	621,069	621,069	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	2,231	2,229	—	2,229	2.5%	August 2025	Company
Total recourse debt	1,152,956	2,229	1,126,234	1,128,463
4.6% Term Loan due October 2026	2,956	—	2,956	2,956	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,478	1,478	—	1,478	4.6%	April 2026	Korean JV
Total non-recourse debt	4,434	1,478	2,956	4,434
Total debt	$1,157,390	$3,707	$1,129,190	$1,132,897
The following is a summary of our debt as of December 31, 2024 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3.0% Green Convertible Senior Notes due June 2029	$402,500	$—	$391,239	$391,239	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	632,500	—	619,111	619,111	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	115,000	114,385	—	114,385	2.5%	August 2025	Company
Total recourse debt	1,150,000	114,385	1,010,350	1,124,735
4.6% Term Loan due October 2026	2,705	—	2,705	2,705	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,352	—	1,352	1,352	4.6%	April 2026	Korean JV
Total non-recourse debt	4,057	—	4,057	4,057
Total debt	$1,154,057	$114,385	$1,014,407	$1,128,792
Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values apply to the deferred financing costs. We and our subsidiary were in compliance with all financial covenants as of June 30, 2025, and December 31, 2024.
Recourse Debt Facilities
3.0% Green Convertible Senior Notes due June 2029
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our 2024 Form 10-K, for discussion of the 3.0% Green Notes due June 2029.
The noteholders could not convert their 3.0% Green Notes due June 2029 during the quarter ended June 30, 2025, as the Closing Price Condition, as defined in the indenture, dated as of May 29, 2024, between us and U.S. Bank Trust Company, National Association, as Trustee, was not met during the three months ended March 31, 2025.
On June 30, 2025, and December 31, 2024, the maximum number of shares into which the 3.0% Green Notes due June 2029 could have been potentially converted if the conversion features were triggered were 32,944,961 and 25,588,011 shares of Class A common stock, respectively.

Total interest expense recognized related to the 3.0% Green Notes due June 2029 for three and six months ended June 30, 2025, was $4.2 million and $7.9 million, respectively, and consisted of contractual interest expense of $3.5 million and $6.5 million, respectively, and amortization of issuance costs of $0.7 million and $1.4 million, respectively. Total interest expense recognized related to the 3.0% Green Notes due June 2029 for both the three and six months ended June 30, 2024, was $1.3 million, and consisted of contractual interest expense of $1.1 million and amortization of issuance costs of $0.2 million. To date, there have been no events necessitating the recognition of special interest expense related to the 3.0% Green Notes due June 2029.
The amounts of unamortized debt issuance costs as of June 30, 2025, and December 31, 2024, were $13.0 million and $11.3 million, respectively.
3.0% Green Convertible Senior Notes due June 2028 and Capped Call Transactions
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our 2024 Form 10-K, for discussion of our 3.0% Green Convertible Senior Notes due June 2028 (the “3.0% Green Notes due June 2028”) and privately negotiated capped call transactions in connection with the pricing of the 3.0% Green Notes due June 2028.
The noteholders could not convert their 3.0% Green Notes due June 2028 during the quarter ended June 30, 2025, as the Closing Price Condition, as defined in the indenture, dated as of May 16, 2023, between us and U.S. Bank Trust Company, National Association, as Trustee, was not met during the three months ended March 31, 2025.
On both June 30, 2025, and December 31, 2024, the maximum number of shares into which the 3.0% Green Notes due June 2028 could have been potentially converted if the conversion features were triggered was 47,807,955 shares of Class A common stock.
Total interest expense recognized related to the 3.0% Green Notes due June 2028 for three and six months ended June 30, 2025, was $5.7 million and $11.4 million, respectively, and consisted of contractual interest expense of $4.7 million and $9.4 million, respectively, and amortization of issuance costs of $1.0 million and $2.0 million, respectively. Total interest expense recognized related to the 3.0% Green Notes due June 2028 for both the three and six months ended June 30, 2024, was $5.7 million and $11.4 million, respectively, and consisted of contractual interest expense of $4.7 million and $9.4 million, respectively, and amortization of issuance costs of $1.0 million and $2.0 million, respectively. To date, there have been no events necessitating the recognition of special interest expense related to the 3.0% Green Notes due June 2028.
The amounts of unamortized debt issuance costs as of June 30, 2025, and December 31, 2024, were $11.4 million and $13.4 million, respectively.
2.5% Green Convertible Senior Notes due August 2025
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our 2024 Form 10-K, for discussion of our 2.5% Green Notes.
The noteholders could convert their 2.5% Green Notes during the period from April 1, 2025, through the close of business on the business day immediately before May 15, 2025, as the Closing Price Condition, as defined in the indenture, dated as of August 11, 2020, between us and U.S. Bank National Association, as Trustee (the “2.5% Green Notes Indenture”), was met during the three months ended March 31, 2025.
On June 30, 2025, and December 31, 2024, the maximum number of shares into which the 2.5% Green Notes could have been potentially converted if the conversion features were triggered were 172,012 and 8,866,615 shares of Class A common stock, respectively.
Total interest expense recognized related to the 2.5% Green Notes for the three and six months ended June 30, 2025, was $0.5 million and $1.4 million, respectively, and consisted of contractual interest expense of $0.4 million and $1.1 million, respectively, and amortization of issuance costs of $0.1 million and $0.3 million, respectively. Total interest expense recognized related to the 2.5% Green Notes for the three and six months ended June 30, 2024, was $1.6 million and $3.5 million, respectively, and consisted of contractual interest expense of $1.2 million and $2.6 million, respectively, and amortization of issuance costs of $0.4 million and $0.9 million, respectively. To date, there have been no events necessitating the recognition of special interest expense related to the 2.5% Green Notes.

The amounts of unamortized debt issuance costs as of June 30, 2025, and December 31, 2024, were $0.1 million and $0.6 million, respectively.
Convertible Senior Notes Debt Exchange
On May 7, 2025, the Company entered into the Exchange Agreements with certain holders of its 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029, which had the same terms and conditions as the 3.0% Green Notes due June 2029 issued on May 29, 2024. The Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC 470 Debt. As a result of the Debt Exchange, the Company recorded a $32.3 million loss on early extinguishment of debt within the condensed consolidated statements of operations for the three and six months ended June 30, 2025. This loss included a $0.2 million write-off of unamortized debt issuance costs as of the date of the Debt Exchange. Additionally, the condensed consolidated balance sheets reflect an increase of $28.2 million to additional paid-in capital, as the 3.0% Green Notes due June 2029 pertaining to this Debt Exchange were issued at a premium. Total debt issuance costs related to the Debt Exchange amounted to $3.3 million.
Following the Debt Exchange, the effective interest rates of the 2.5% Green Notes and the 3.0% Green Notes due June 2029 decreased from 3.3% to 1.7% and from 3.8% to 3.2%, respectively.
As of June 30, 2025, $2.2 million aggregate principal amount of the Company’s 2.5% Green Notes remained outstanding. Under the terms of the 2.5% Green Notes Indenture, unless before May 15, 2025, the Company makes an irrevocable election to settle in cash, the 2.5% Green Notes are required to be settled in shares of the Company’s common stock upon maturity. The Company did not make such an election by the specified deadline.
The Company evaluated the embedded conversion feature for potential bifurcation under ASC 815 Derivatives and Hedging and concluded that bifurcation was not required. The conversion feature qualifies for the equity scope exception under ASC 815-40, as it is indexed to the Company’s own stock and is expected to be settled in equity.
Non-recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our Annual Form 10-K for the fiscal year ended December 31, 2024, for discussion of our non-recourse debt.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of June 30, 2025 (in thousands):

Remainder of 2025	$2,231
2026	4,434
2027	—
2028	632,500
2029	518,225
Thereafter	—
$1,157,390
For the three and six months ended June 30, 2025, interest expense of $14.4 million and $28.9 million, respectively, including total interest expense related to our debt of $10.5 million and $20.9 million, respectively, was recorded in interest expense on the condensed consolidated statements of operations.
For the three and six months ended June 30, 2024, interest expense of $15.4 million and $29.9 million, respectively, including total interest expense related to our debt of $8.7 million and $16.4 million, respectively, was recorded in interest expense on the condensed consolidated statements of operations.

8. Leases
Facilities, Energy Servers, and Vehicles
For the three and six months ended June 30, 2025, rent expense for all occupied facilities were $5.3 million and $10.5 million, respectively. For the three and six months ended June 30, 2024, rent expense for all occupied facilities were $5.6 million and $11.2 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2025, and December 31, 2024, were as follows (in thousands):

	June 30,	December 31,
	2025	2024

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$117,280	$122,489
Current operating lease liabilities	(21,201)	(19,642)
Non-current operating lease liabilities	(117,452)	(124,523)
Total operating lease liabilities	(138,653)	(144,165)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	3,598	3,214
Current finance lease liabilities[5]	(1,113)	(981)
Non-current finance lease liabilities[6]	(2,737)	(2,450)
Total finance lease liabilities	(3,850)	(3,431)
Total lease liabilities	$(142,503)	$(147,596)
1 These assets primarily include leases for facilities, Energy Server systems, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.
The components of our lease costs for the three and six months ended June 30, 2025, and 2024, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating lease costs	$8,019	$9,037	$15,923	$17,942
Financing lease costs:
Amortization of right-of-use assets	214	194	391	491
Interest on lease liabilities	89	63	171	129
Total financing lease costs	303	257	562	620
Short-term lease costs	607	23	1,237	32
Total lease costs	$8,929	$9,317	$17,722	$18,594

Weighted average remaining lease terms and discount rates for our leases as of June 30, 2025, and December 31, 2024, were as follows:

	June 30,	December 31,
	2025	2024

Weighted average remaining lease term:
Operating leases	6.4 years	6.7 years
Finance leases	3.6 years	3.7 years
Weighted average discount rate:
Operating leases	10.5%	10.6%
Finance leases	9.2%	9.2%
Future lease payments under lease agreements as of June 30, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2025	$17,122	$738
2026	34,091	1,293
2027	33,622	1,139
2028	27,784	810
2029	21,080	500
2030	18,832	19
Thereafter	41,083	—
Total minimum lease payments	193,614	4,499
Less: amounts representing interest or imputed interest	(54,961)	(649)
Present value of lease liabilities	$138,653	$3,850
For additional information on leases, see Part II, Item 8, Note 8 — Leases, section Facilities, Energy Server Systems, and Vehicles in our 2024 Form 10-K.
Managed Services Financing
For details on Managed Services Financing refer to Part I, Item 7, Section Purchase and Financing Options, sub-section Managed Services Financing and Part II, Item 8, Note 8 — Leases, section Facilities, Energy Server Systems, and Vehicles in our 2024 Form 10-K.
We recognized $7.1 million of product revenue and $2.3 million of installation revenue from successful sale-and leaseback transactions for the six months ended June 30, 2024. There were no successful sale-and-leaseback transactions for the three months ended June 30, 2025, and 2024, and six months ended June 30, 2025. The recognized operating lease expense from successful sale-and-leaseback transactions for the three and six months ended June 30, 2025, were $3.4 million and $6.8 million, respectively. The recognized operating lease expense from successful sale-and-leaseback transactions for the three and six months ended June 30, 2024, were $3.2 million and $6.3 million, respectively.
Operating lease right-of-use assets from successful sale-and-leaseback transactions as of June 30, 2025, and December 31, 2024, were $43.2 million and $47.2 million, respectively. Operating lease liabilities from successful sale-and-leaseback transactions as of June 30, 2025, and December 31, 2024, were $46.4 million and $50.4 million, including long-term operating lease liability of $37.6 million and $42.1 million, respectively. Financing obligations from successful sale-and leaseback transactions as of June 30, 2025, and December 31, 2024, were $10.0 million and $11.0 million, including long term financing obligations of $7.7 million and $8.9 million, respectively.

At June 30, 2025, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2025	$12,501
2026	23,448
2027	17,577
2028	11,913
2029	7,267
Thereafter	19,647
Total minimum lease payments	92,353
Less: imputed interest	(45,304)
Present value of net minimum lease payments	47,049
Less: current financing obligations	(29,060)
Long-term financing obligations	$17,989
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $249.0 million and $255.8 million as of June 30, 2025, and December 31, 2024, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Server systems at the end of the lease and the remainder recognized as either a net gain or a net loss at that point.

9. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. For details on our Equity Incentive Plans, refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, sections 2012 Equity Incentive Plan and 2018 Equity Incentive Plan in our 2024 Form 10-K.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Cost of revenue	$5,714	$4,110	$10,543	$7,924
Research and development	7,913	6,008	15,740	11,092
Sales and marketing	5,320	3,270	9,830	5,360
General and administrative	11,230	6,035	26,266	13,907
	$30,177	$19,423	$62,379	$38,283
For the three and six months ended June 30, 2025, and June 30, 2024, stock-based compensation expense capitalized on inventory and deferred cost of goods sold were not material.

Stock Option and Stock Award Activity
Stock Options
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2024	7,432,821	$18.72	4.1	$53,453
Granted	100,000	20.33
Exercised	(164,171)	7.82
Forfeited / Expired	(141,261)	30.52
Balances at June 30, 2025	7,227,389	18.71	3.8	58,370
Vested and expected to vest at June 30, 2025	7,004,275	18.96	3.7	55,427
Exercisable at June 30, 2025	6,148,785	$20.14	3.0	$43,908
During the three and six months ended June 30, 2025, we recognized $1.2 million and $2.6 million of stock-based compensation costs for stock options, respectively. During the three and six months ended June 30, 2024, we recognized $1.0 million and $1.2 million of stock-based compensation costs for stock options, respectively.
During the first quarter of the fiscal year 2025, we granted 100,000 stock options to non-executive employee to purchase shares of common stock, subject to performance-based vesting criteria tied to corporate milestones (the “PSOs”). There were no PSOs granted during the three months ended June 30, 2025. During the three and six months ended June 30, 2024, we granted 175,348 and 1,175,348 stock options, respectively, including 955,000 PSOs granted to certain executive employees in the first quarter of the fiscal year 2024. PSOs have a 10-year term, an exercise price equal to the fair market value of our Class A common stock on the date of grant, and vest at the end of three-year performance period and over a three- or four-year requisite service period.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Risk-free interest rate	—	4.4%	4.1%	4.1% - 4.4%
Expected term (years)	—	6.0	6.1	6.0
Expected dividend yield	—	—	—	—
Expected volatility	—	96.0%	93.4%	96.0% - 97.1%
During the three and six months ended June 30, 2025, the intrinsic value of stock options exercised was $1.9 million and $3.1 million, respectively. During the three and six months ended June 30, 2024, the intrinsic value of stock options exercised was $0.2 million and $0.7 million, respectively.
As of June 30, 2025, and December 31, 2024, we had unrecognized compensation costs related to unvested stock options of $5.4 million and $7.2 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.6 years and 2.1 years, respectively. Cash received from stock options exercised totaled $0.1 million and $1.3 million for the three and six months ended June 30, 2025, respectively. Cash received from stock options exercised totaled $0.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2024	12,896,465	$16.29
Granted	4,519,482	20.30
Vested	(3,723,916)	14.38
Forfeited	(1,762,198)	14.06
Unvested Balance at June 30, 2025	11,929,833	$18.27
The estimated fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is based on the fair value of our Class A common stock on the date of grant. For the three and six months ended June 30, 2025, we recognized $25.9 million and $54.7 million of stock-based compensation costs for stock awards, respectively. For the three and six months ended June 30, 2024, we recognized $15.5 million and $33.4 million of stock-based compensation costs for stock awards, respectively.
As of June 30, 2025, and December 31, 2024, we had $235.1 million and $161.8 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.
Executive Awards
On February 18, 2025, and May 13, 2025, the Company granted RSUs and PSUs to certain executive staff (collectively, the “2025 Executive Awards”), pursuant to the 2018 Plan.
The RSUs granted to certain executive officers are subject to time-based vesting conditions. These RSUs vest under one of two schedules: (1) 40% of the RSUs vest on the first anniversary of the vesting commencement date of March 15, 2025, with the remaining 60% vesting in equal quarterly installments over the subsequent two years; or (2) the RSUs vest over a four-year period, with 25% vesting on the first anniversary of the vesting commencement date of December 15, 2024, and the remaining 75% vesting in equal quarterly installments over the following three years.
The PSUs are subject to a three-year cliff vesting schedule and will vest based on the achievement of performance metrics targets over the performance period, contingent upon the recipient’s continued employment and service through the end of the three-year performance period. Stock-based compensation costs associated with the 2025 Executive Awards are recognized over the three-year service period as we evaluate the probability of the achievement of the performance conditions.
As of June 30, 2025, the unamortized compensation expense for these RSUs and the PSUs was $24.2 million.
For details on the 2021 — 2024 Executive Awards refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section Executive Awards in our 2024 Form 10-K.
As of June 30, 2025, and December 31, 2024, the unamortized compensation expense for the RSUs, the PSUs, the time-based stock options and PSOs per the 2024 Executive Awards and the Replacement Awards (as defined in Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section Executive Awards, sub-section Fiscal Year 2024 in our 2024 Form 10-K) was $84.4 million and $66.8 million, respectively
As of June 30, 2025, and December 31, 2024, the unamortized compensation expense for the 2023 Executive Awards was $1.1 million and $1.8 million, respectively.
As of June 30, 2025, and December 31, 2024, the unamortized compensation expense for the 2022 Executive Awards was $0.5 million and $1.0 million, respectively.
As of June 30, 2025, and December 31, 2024, the unamortized compensation expense for the 2021 Executive Awards was $1.3 million and $3.7 million.

The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2024	35,263,475
Added to plan	9,978,870
Granted	(4,638,480)
Cancelled/Forfeited	1,921,841
Expired	(145,506)
Balances at June 30, 2025	42,380,200
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section 2018 Employee Stock Purchase Plan in our 2024 Form 10-K.
During the three and six months ended June 30, 2025, we recognized $2.1 million and $4.5 million of stock-based compensation costs for the 2018 ESPP, respectively. During the three and six months ended June 30, 2024, we recognized $2.4 million and $1.3 million of stock-based compensation costs for the 2018 ESPP, respectively.
We issued 630,607 and 632,688 shares in the six months ended June 30, 2025, and 2024, respectively. During the six months ended June 30, 2025, and 2024, we added an additional 2,494,717 and 2,418,528 shares, respectively. There were 18,437,267 and 16,573,157 shares available for issuance as of June 30, 2025, and December 31, 2024, respectively.
As of June 30, 2025, and December 31, 2024, we had $7.7 million and $5.9 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.8 years and 0.8 years, respectively.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Risk-free interest rate	4.2% - 4.3%	4.6% - 5.3%	4.1% - 5.0%	4.6% - 5.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—	—	—
Expected volatility	81.5% - 115.2%	62.4% - 70.0%	66.2% - 115.2%	54.1% - 74.8%

10. Related Party Transactions
There have been no changes in related party relationships during the six months ended June 30, 2025. For information on our related party transactions, see Part II, Item 8, Note 12 — Related Party Transactions in our 2024 Form 10-K.

Our operations include the following related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Total revenue from related parties[1]	$27,077	$86,846	$29,860	$209,014
Cost of product revenue[2]	—	54	—	74
General and administrative expenses[3]	198	158	371	361
Interest expense[4]	49	50	96	102
1 Total revenue from related parties for the three and six months ended June 30, 2025, and 2024, includes revenue from (a) Korean JV and (b) SK ecoplant (see Note 15 — SK ecoplant Strategic Investment).
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
Below is the summary of outstanding related party balances as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024

Accounts receivable	$90,878	$93,510
Contract assets	1	800
Prepaid expenses and other current assets	961	1,215
Operating lease right-of-use assets[1]	1,279	1,385
Other long-term assets	8,731	8,776
Accounts payable	38	—
Accrued warranty	1,250	1,205
Accrued expenses and other current liabilities	7,493	3,989
Deferred revenue and customer deposits, current	5,571	8,857
Operating lease liabilities, current[1]	516	442
Non-recourse debt, current[2]	1,478	—
Deferred revenue and customer deposits, long-term	2,485	3,335
Operating lease liabilities, non-current[1]	800	977
Non-recourse debt, non-current[2]	2,956	4,057
1 Balances relate to operating leases entered between Korean JV and SK ecoplant.
2 Represents the total balance of two term loans entered between Korean JV and SK ecoplant in fiscal year 2024 (see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our Annual Form 10-K for the fiscal year ended December 31, 2024).
For additional information on SK ecoplant Joint Venture and Strategic Partnership, see Part II, Item 8, Note 11 — Related Party Transactions and Note 17 — SK ecoplant Strategic Investment in our 2024 Form 10-K.
On July 10, 2025, SK ecoplant completed the sale of 10 million shares of the Company’s common stock. For additional information, see Note 16 — Subsequent Events in this Quarterly Report on Form 10-Q.

11. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers — As of June 30, 2025, and December 31, 2024, we had no material open purchase orders with our component suppliers and third-party manufacturers that are expected to be realized within more than a 12-month period and are not cancellable. For additional information on purchase commitments with suppliers and contract manufacturers, see Part II, Item 8, Note 13 — Commitments and Contingencies, section Commitments in our 2024 Form 10-K.
Performance Guarantees — We paid $3.0 million and $14.6 million for the three and six months ended June 30, 2025, respectively, for guarantees that we provide customers on the output performance of our Energy Server systems. For the three and six months ended June 30, 2024, we paid $1.8 million and $16.9 million for such performance guarantees, respectively. For additional information on performance guarantees, see Part II, Item 8, Note 13 — Commitments and Contingencies, section Commitments in our 2024 Form 10-K.
Letters of Credit — In 2019, pursuant to the PPA II repowering of the Energy Server systems, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative developments and established a cash-collateralized letter of credit facility for this purpose. As of December 31, 2024, the balance of this cash-collateralized letter of credit was $9.5 million. The entire balance of the cash-collateralized letter of credit related to PPA II was released in the quarter ended June 30, 2025.
In December 2024, we issued a $100.0 million letter of credit in favor of one of our major customers to guarantee the performance in accordance with the limited indemnity and cooperation agreement dated November 14, 2024, related to the supply of 100 MW of Energy Server systems. This letter of credit was released in the quarter ended March 31, 2025.
In addition, we have other outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as restricted cash in our condensed consolidated balance sheets. As of June 30, 2025, and December 31, 2024, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations other than PPA II were $23.8 million and $131.2 million, respectively.
Pledged Funds — In 2019, pursuant to the PPA IIIb repowering of the Energy Server systems, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to fund our operations and maintenance obligations with respect to the totality of our obligations to the financier. These funds will be released to us by the end of 2026 as long as the Energy Server systems continue to perform in compliance with our warranty obligations. As of June 30, 2025, and December 31, 2024, the balance of the restricted cash fund was $7.5 million and $7.4 million, respectively.
Contingencies
Indemnification Agreements — See Part II, Item 8, Note 13 — Commitments and Contingencies, section Contingencies in our 2024 Form 10-K. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations with customers and certain other business partners. However, we may record charges in the future as a result of these indemnification obligations.
Investment Tax Credits — See Part II, Item 8, Note 13 — Commitments and Contingencies, section Contingencies in our 2024 Form 10-K.
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
On February 23, 2023, we filed an amended complaint adding additional causes of action and filed objections to the Magistrate’s report and recommendation. On April 26, 2023, Judge Gilstrap overruled our objections to the Magistrate’s report and recommendation and stayed the district court action pending arbitrability determinations by the arbitrator in the WIPO proceeding. The arbitration had been held in abeyance awaiting the decision of the Eastern District of Texas. A hearing by the arbitrator in WIPO on arbitrability took place on June 27, 2023. On October 2, 2023, the arbitrator in the WIPO proceeding issued a ruling concluding that all the parties’ claims were arbitrable. On November 18, 2023, the arbitrator bifurcated the arbitration into a first phase that will focus on Bloom’s claims directed to improper inventorship of the Patents-in-Suit and Bloom’s defective product claims. Briefing on the first phase took place throughout 2024 and the evidentiary hearing commenced on July 21, 2025, and will continue through August 1, 2025. Post hearing briefing and other matters are expected through the remainder of 2025. We are unable to predict the ultimate outcome of the arbitration at this time.

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
For discussion of significant segment expenses, other segment items and the Company’s primary measure of segment profitability, refer to Part II, Item 8, Note 14 — Segment Information in our 2024 Form 10-K.
For information on the Company’s geographic risk, please refer to Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Concentration of Risk.

13. Income Taxes
For the three and six months ended June 30, 2025, we recorded an income tax provisions of $1.0 million and $1.4 million on pre-tax losses of $41.2 million and $64.2 million for effective tax rates of (2.5)% and (2.3)%, respectively. For the three and six months ended June 30, 2024, we recorded an income tax provision of $0.9 million and $0.4 million, respectively, on pre-tax losses of $60.3 million and $117.4 million for effective tax rates of (1.4)% and (0.3)%, respectively.
The effective tax rate for the three and six months ended June 30, 2025, and 2024, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
As of July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses (see Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act in this Quarterly Report on Form 10-Q). We are evaluating the full effects of the legislation.
For additional information on income taxes, refer to Part II, Item 8, Note 15 — Income Taxes in our 2024 Form 10-K.

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
The following common stock equivalents (in thousands) were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three and six months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Convertible notes	59,214	52,245	59,575	50,003
Stock options and awards	6,766	2,661	7,200	3,187
	65,980	54,906	66,775	53,190
For additional information on net loss per share available to common stockholders, refer to Part II, Item 8, Note 16 — Net Loss per Share Available to Common Stockholders in our 2024 Form 10-K.

15. SK ecoplant Strategic Investment
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,999	$15,767
Accounts receivable	12,138	2,515
Inventories	11,849	15,020
Prepaid expenses and other current assets	3,906	3,361
Total current assets	35,892	36,663
Property and equipment, net	1,654	1,796
Operating lease right-of-use assets	1,405	1,663
Other long-term assets	44	40
Total assets	$38,995	$40,162
Liabilities
Current liabilities:
Accounts payable	$3,472	$7,693
Accrued expenses and other current liabilities	1,527	2,154
Operating lease liabilities	516	442
Non-recourse debt	1,478	—
Total current liabilities	6,993	10,289
Operating lease liabilities	800	977
Non-recourse debt	2,956	4,057
Total liabilities	$10,749	$15,323
For details of the strategic investment with SK ecoplant, please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our 2024 Form 10-K.

16. Subsequent Events
On July 10, 2025, SK ecoplant sold 10 million shares of the Company’s common stock. As a result of this transaction, SK ecoplant’s ownership interest in the Company fell below 10%. The Company will evaluate SK ecoplant’s related party status during the third quarter of 2025.
There have been no other subsequent events that occurred during the period subsequent to the date of these unaudited condensed consolidated financial statements that would require adjustment to our disclosure in the unaudited condensed consolidated financial statements as presented.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to be successful in the AI data center market and new international markets; our ability to innovate, develop new products and improve upon our existing products; our ability to anticipate and address customer demand; our strategic partnership with SK ecoplant Co., Ltd.; our competitive position in the energy market for on-site power; future deployment of our Bloom Energy Server systems, Bloom Electrolyzers, and other solutions; our ability to increase efficiency of our products; our ability to market our products successfully in connection with the global energy transition and shifting attitudes around climate change; our business strategy and plans and our objectives for future operations; operating results; the sufficiency of our cash, our cash flows from operating activities, and our liquidity and our ability to obtain financing; projected costs and cost reductions; our ability to increase production capacity and achieve cost reductions; the adequacy of our agreements with our suppliers; management’s plans and objectives for future operations; our ability to repay our debt obligations as they come due; trends in average selling prices; the success of our customer financing arrangements and ability to secure financiers to support customer financing needs for our product deployment; capital expenditures; warranty matters; outcomes of litigation; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue; legislative actions and regulatory and environmental compliance; general business and macroeconomic conditions in our markets including inflationary pressure; our supply chain (including any direct or indirect effects from the Russia-Ukraine war, armed conflicts in the Middle East, or geopolitical developments in China); the impact of tariffs on our supply chain and fuel cell product; the impact of changes in government incentives, including the impact of the IRA and the OBBBA; industry trends; our exposure to foreign exchange, interest and credit risk; and the impact of recently adopted accounting pronouncements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “designs,” “plans,” “predicts,” “targets,” “forecasts,” “will,” “would,” “could,” “can,” “may,” “aim,” “potential,” “mission,” “commit” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, events, circumstances, outcomes and the timing of certain events to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our other filings with the SEC. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Description of Bloom Energy
Bloom Energy is a global power solutions company delivering onsite electricity for critical operations. Our mission is to make clean, reliable energy affordable for everyone in the world. We manufacture and deploy proprietary fuel cell technology that is designed to produce ultra-reliable, highly scalable power directly at the point of consumption. Our platform gives enterprises greater control over their energy needs — enhancing resilience, reducing cost, improving sustainability and supporting business continuity. Bloom’s solutions serve Fortune 500 companies across sectors such as data centers, semiconductor manufacturing, AI infrastructure, utilities, and other commercial and industrial operations. As global demand for electricity rises and grid constraints worsen, onsite generation is becoming an essential part of the modern energy strategy. Bloom systems are designed to operate continuously — whether grid-connected, off-grid, or as part of a hybrid architecture — enabling customers to navigate today’s energy challenges with speed and certainty. Headquartered in Silicon Valley, Bloom Energy has deployed more than 1.5 gigawatts of low-carbon power across over 1,200 installations worldwide. For additional information, refer to Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Overview, sub-section Description of Bloom Energy in our Annual Report on Form 10-K for the fiscal year ended

December 31, 2024 (the “2024 Form 10-K”).
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
We enable customers to address these energy market challenges by offering fuel flexible solutions designed to provide cost predictable, resilient, and reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their economic, regulatory, and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection needs and availability, redundant back up power requirements, cost requirements, and sustainability profiles. These factors may influence a customer’s decision to pursue an alternative on-site power solution like ours — even in cases where utility interconnection timeliness span years – because the total cost to interconnect, including the build-out of energy transmission infrastructure, often remains unknown until all interconnection studies are completed.
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
Co-locating Large Loads with Distributed Generation Configured as Islanded Microgrids are Gaining in Traction as Energy Solutions to Bypass Long Interconnection Queues and Transmission Upgrades
Our islanded microgrid solution allow data center and other customers the ability to skip the interconnection queue and start construction. A key to this solution is that our Be FlexibleTM load following capability allows our fuel cell solution to follow a customer’s variable loads without the need to import power from the transmission grid. We believe avoiding lengthy interconnection queues is key to unlocking time to power for our customers. Our islanded microgrid solution also creates ratepayer savings by reducing congestion charges resulting from constraints on the transmission grid and avoiding the need for network transmission investments and upgrades that may be allocated to all ratepayers. In addition to serving a single customer as a distributed generation microgrid solution, our technology can also be used by utilities as an energy transmission asset, helping them serve customers while avoiding the costs of building new transmission and distribution infrastructure.
Utilities are Turning to Distributed Energy Solutions to Decrease their Customers’ Time to Power
Our utility customers are recognizing the challenge of keeping pace with the growing demand for power. Aging infrastructure, coupled with transmission and distribution bottlenecks, are making it more difficult for utilities to integrate additional sources of energy to add capacity. Building new transmission and distribution infrastructure is expensive, takes many years, and would likely cause utility rates to increase. As demand for power continues to grow, utility companies are struggling to meet the soaring demand of data centers, while customers’ time to power becomes increasingly important. Utility companies are exploring alternative means of producing and supplying energy to their end customers, including our Energy Server systems. In 2024, we entered into multiple agreements with utilities, including a landmark 1 GW supply agreement with a utility that included a 100 MW order in 2024. We expect more utility customers in the future to supplement their power generation with the Bloom Energy Server system. As we work to reduce our product costs, and with utility rates expected to rise due to significant infrastructure investments projected over the next five years to meet rapid demand growth, we expect our energy solutions to become more cost-competitive across more countries, communities, and industries worldwide.
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
Other Factors Affecting our Performance
Shifting Regulatory Environment
In the U.S., the ITC for fuel cells operating on non-zero-carbon fuels expired on December 31, 2024, under the IRA. Prior to the expiration, the Company and its customers utilized compliant safe harbor mechanisms to secure deployment of a certain dollar amount of Energy Server systems that can be placed in service through 2028. The safe harbor mechanism under the IRA provides up to a 50% ITC credit for qualifying fuel cell projects. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law and under new Section 48E, it restores the ITC at 30% for fuel cell property without regard to emissions for projects beginning construction after December 31, 2026. The 30% tax credit is available at 100% through 2033 and then will be subject to a three-year phase at 75%, 50% and 0%. Under Section 48E, fuel cell property is not eligible for the additional domestic content or energy community credits and our projects will be limited to a 30% ITC credit.
Additionally, the OBBBA introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X. These provisions establish a threshold of non-FEOC content that must be met by fuel cell projects beginning construction in 2026 and by manufactured components produced beginning in 2026. Although the rules are still being finalized, given the location of our supply chain we don’t expect the FEOC provisions to limit our fuel cell products’ ability to qualify for the tax credit or to otherwise increase our supply chain costs in an attempt to qualify.
On July 7, 2025, President Trump issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days on the “beginning of construction” requirements applicable to Section 48E projects. The Executive Order also requires the Secretary to implement the FEOC restrictions set forth in the OBBBA. While these changes are not expected to materially impact us based on our current supply chain and cost structure, they may affect our future decisions around expansion or domestic supply chain investments. In response, we are working to align our development and sourcing strategies with the new credit framework and actively working with our partners and policymakers to support continued momentum for clean, reliable distributed energy solutions. We believe the long-term clarity and stability of the revised ITC for fuel cell property enhances our competitive position, although the phasedown beginning after 2033 and future legislative or regulatory changes could still impact customer economics and our growth.
The Trump Administration has also issued multiple Executive Orders that relate to enabling domestic energy production and AI development and is taking further actions to effectuate that intent (e.g., National Energy Emergency Declaration, Unleashing American Energy, Accelerating Permitting of Datacenter Infrastructure, AI Action Plan, and Department of Energy (DOE) Resource Adequacy Report). These and future Executive Orders and related federal agency actions may benefit Bloom to the extent they provide pathways to expeditiously site energy resources to achieve the Administration’s national security goal of advancing the deployment of AI data centers. Bloom continues to monitor federal action in these areas. It is not yet clear, however, whether these actions will have a material impact on Bloom’s business.
Delays in adoption of Renewable Fuel Standard regulations in the U.S. for the use of biogas to generate electricity for electric vehicles, along with limited governmental focus on the utilization of biogas outside of use by methane-fueled vehicles, have created uncertainty around the broader availability of biogas for industrial uses, including our power solutions. Furthermore, in most jurisdictions, air permits and various land use permits are required for installation of our solutions above certain megawatt thresholds. The time required to obtain these permits has generally increased, while the certainty of approval has decreased, and when issued, the cost of meeting compliance requirements can be cost prohibitive. We have experienced a reluctance in certain states to issue permits for gas generation equipment. Even if issued, states may require a blend of costly renewable fuels or other measures to advance climate goals.
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

Hydrogen Market Developments
The timing of the development of hydrogen and the hydrogen market ecosystem is relevant to our business as it is a fuel that can be utilized in our Energy Server systems that support decarbonization efforts and we have an electrolyzer product to produce hydrogen. The interest, investment, and stimulation of clean hydrogen in the U.S., Europe and in many other regions across the globe have not yet had significant impacts on the supply of hydrogen. To date, while the number of proposed hydrogen production projects has grown rapidly, only a small fraction has reached the final investment decision stage, and an even smaller fraction has been deployed. In addition, the infrastructure needed to transport hydrogen, whether through pipelines or maritime or land-based tankers, is currently only sufficient for existing uses, and has not begun to be significantly extended for anticipated future uses, with hydrogen blending and other approaches remaining at pilot stages. It remains unclear whether regulators in some jurisdictions will allow hydrogen to be introduced into gas distribution systems, which could limit our customers’ ability to transport hydrogen from the point of production to the point of consumption. Additionally, while U.S. Treasury Department rules regarding the use of market-based renewable energy have been clarified, hurdles remain that could hinder the large-scale development of hydrogen projects. Finally, the OBBBA significantly reduces the ITC for hydrogen under Section 45V as it terminates the Section 45V credit for projects that begin construction after December 31, 2027.
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
Supply Chain Constraints and Trade Tariff Uncertainties
We continue to see effects from global supply chain tightness due to the current inflationary environment, war in Ukraine, and trade tensions between the U.S. and China as well as other countries. We are not aware of, and do not expect any significant direct impact on our business or supply chain from the armed conflicts in the Middle East. While we have not experienced any significant component shortages to date, we are facing pressures from inflation. These dynamics could worsen as a result of continued geopolitical instability or escalation of current military conflicts or trade tensions. The current administration has implemented new tariffs on all trade partners and is in the process of negotiating trade deals. As of the date of the filing on Form 10Q, in light of other cost cutting measures we have implemented we currently expect an adverse impact on gross margin of approximately one percent for the fiscal year 2025.
Our supply chain is not dependent on China, but significant tariffs on imports from other countries where we do source materials could impact our costs. In July 2025, President Trump announced that, depending on the outcome of trade deals he intends to increase the tariffs on some countries staring August 2025. Changes in U.S. or international trade policies, including an escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the United States could adversely impact our ability to source necessary components, manufacture products at competitive costs, or sell our products at prices customers are willing to pay. Any such developments could materially and adversely affect our business operations, results of operations and cash flows.
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
Financing Constraints
As we grow our business globally and increase the size and number of customer orders, we will need to secure new customer financing options, and we will need to increase the amount of financing available as well as the number of financing partners. As we offer an innovative new technology solution, obtaining new financing partners and available funds for customer financings often involves a rigorous and timely due diligence process on our technology, manufacturing and service capabilities. If we are unable to obtain adequate financing for our customers who prefer third-party financing over purchasing the Energy Server system directly, our revenue could be delayed or impacted. In addition, our ability to arrange financing for our products depends partly on the creditworthiness of our customers, and any deterioration in their credit ratings could impact that financing. When interest rates rise, the cost of financing for our customers also increases, and financing our installations may require a higher rate of return, which can place pressure on our margins.
Manufacturing and Labor Market Constraints
As recently as 2022, we experienced impacts from labor shortages and challenges in hiring for our manufacturing facilities. While these constraints have since abated, and we reduced headcount as part of the Restructuring Plan adopted in September 2023, we may still experience difficulties with hiring and retention and may face additional labor shortages in the future. For details on the Restructuring Plan refer to Part II, Item 8, Note 12 — Restructuring in our 2024 Form 10-K. In addition, the current inflationary environment has led to rising wages and labor costs as well as increased competition for labor.
Strategic Investment
For information on the strategic investment with SK ecoplant, see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our 2024 Form 10-K.
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
For additional information, refer to Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Sustainability in our 2024 Form 10-K.
Liquidity and Capital Resources
As of June 30, 2025, and December 31, 2024, we had unrestricted cash and cash equivalents of $574.8 million and $802.9 million, respectively. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $520.6 million and $749.4 million as of June 30, 2025, and December 31, 2024, respectively. We seek to maintain these balances with high-credit-quality counterparties, regularly monitor our credit exposure to any single issuer, and diversify our investments to minimize risk.
On May 7, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of its 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”). Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged (the “Debt Exchange”) for $115.7 million in aggregate principal amount of the 3.0% Green Convertible Senior Notes due June 2029 (the “3.0% Green Notes due June 2029”). As a result of the Debt Exchange, the Company recorded a $32.3 million loss on early extinguishment of debt, included within the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025. As of June 30, 2025, $2.2 million aggregate principal amount of the Company’s 2.5% Green Notes remained outstanding. For details of the Debt Exchange, see Part I, Item 1, Note 7 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange.
As of June 30, 2025, we had $1,128.5 million of recourse debt, $4.4 million of non-recourse debt, and $9.5 million of other long-term liabilities. As of June 30, 2025, $3.7 million and $1,129.2 million of our debt were classified as short-term and long-term, respectively. As of December 31, 2024, we had $1,124.7 million of recourse debt, $4.1 million of non-recourse debt, and $9.2 million of other long-term liabilities. As of December 31, 2024, $114.4 million and $1,014.4 million of our debt were classified as short-term and long-term, respectively. For a complete description of our outstanding debt, please see Part II, Item 8, Note 17 — Outstanding Loans and Security Agreements in our 2024 Form 10-K.
The combination of our cash and cash equivalents and cash flow expected to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or not received in a timely manner to meet our near-term or future liquidity needs, we may require additional equity or debt financing to fund our operations, manufacturing capacity, product development, and market expansion initiatives, as well as to respond to competitive pressures or strategic opportunities. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. During the six months ended June 30, 2025, we factored $102.3 million of accounts receivable. There were no factoring arrangements during the six months ended June 30, 2025. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit on our financial and operational flexibility. Although we currently do not have any floating-rate notes on our balance sheet, our overall cost of capital may increase if interest rates rise and we refinance our fixed-rate convertible notes. If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders could experience dilution in their ownership percentage, and any new securities may have rights, preferences, and privileges senior to those of our common stock.
Our future capital requirements depend on a variety of factors, including our rate of revenue growth; the timing and extent of spending on research and development and other business initiatives; the pace and volume of system builds; the need for additional working capital; the expansion of our sales and marketing activities in both domestic and international markets; market acceptance of our products; selling models and vehicles required by customers; our ability to secure financing for customer use of our products; the timing of installations and related inventory build in anticipation of future sales; and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing in future quarters may affect our results of operations, including our revenues and cash flows.
A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024

Net cash (used in) provided by:
Operating activities	$(323,793)	$(322,761)
Investing activities	(21,428)	(33,432)
Financing activities	(1,929)	249,987
Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities for the six months ended June 30, 2025, was primarily driven by changes in working capital totaling $380.8 million. These changes included: (1) a $183.4 million decrease in deferred revenue and customer deposits, primarily due to the timing of customer acceptances; (2) a $142.6 million increase in inventory to support anticipated future demand; (3) a $114.5 million increase in accounts receivable and contract assets, reflecting the timing of billing milestones; (4) a $28.0 million decrease in deferred cost of revenue; and (5) a $6.1 million decrease in prepaid expenses and other current assets. These impacts were partially offset by a $25.6 million benefit from the timing of vendor payments.
Net cash used in operating activities for the six months ended June 30, 2025, was $323.8 million, representing a $1.0 million increase compared to the same period in the prior year. The year-over-year change was primarily driven by: (1) an increase of $123.5 million attributable to inventories; (2) an increase of $27.5 million attributable to deferred cost of revenue; (3) an increase of $36.9 million attributable to accounts payable and accrued expenses; (4) an increase of $171.4 million attributable to deferred revenue and customer deposits, partially offset by a decrease of $53.4 million and a decrease of $33.7 million attributable to accounts receivable and contract assets, respectively.

Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity. Cash used in investing activities during the six months ended June 30, 2025, was $21.4 million, an improvement of $12.0 million compared to the same period in the prior year. The improvement was primarily due to a decrease in expenditures on tenant improvements for a leased engineering and manufacturing facility in Fremont, California, which opened in July 2022. We expect to continue to make capital investments over the next few quarters to expand production capacity at our manufacturing facility in Fremont, California, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow expected to be generated from operations. We may also evaluate and arrange equipment lease financing to fund this capital expenditures.
Financing Activities
Our financing activities consist of proceeds from issuance and repayment of debt, payment of debt issuance costs, proceeds from and repayments of financing obligations, contributions from noncontrolling interests, proceeds from issuance of our common stock, payment of dividends and other cash flows from financing activities. Net cash used in financing activities during the six months ended June 30, 2025, was $1.9 million, a decrease of $251.9 million, as compared to the prior year period, predominantly due to (1) a decrease in proceeds from issuance of debt of $402.5 million, (2) a decrease in cash outflows of $150.0 million for repayment of debt and debt issuance costs, (3) a decrease in contributions from noncontrolling interest by $4.0 million, and (4) a decrease in proceeds from financing obligations by $1.3 million, partially offset by a decrease in repayment of financing obligations by $4.5 million.
Net cash used in financing activities for the six months ended June 30, 2025, consisted primarily of (1) the repayment of financing obligations of $5.5 million; (2) payment of debt issuance cost of $3.3 million as a result of the Debt Exchange (see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange of this Quarterly Report on Form 10-Q); (3) dividend payment of $0.9 million, partially offset by (a) the proceeds from issuance of common stock of $7.7 million and (b) other cash inflows from financing activities of $0.2 million.
We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through issuing the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 in the second quarter of 2024 and 2023, respectively, as well as financing activities with SK ecoplant in the first quarter of 2023. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, and Part I, Item 1A, Outstanding Loans and Security Agreements of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors — Risks Related to Our Liquidity — Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs section in our 2024 Form 10-K, for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Purchase and Financing Options in our 2024 Form 10-K.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Server systems. The portion of total revenue attributable to each purchase option in the three and six months ended June 30, 2025, and 2024, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Direct purchase (including third-party PPAs and international channels)	97%	95%	97%	93%
Managed services	3%	5%	3%	7%
	100%	100%	100%	100%

Delivery and Installation
For information on delivery and installation of our Energy Server systems, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Delivery and Installation in our 2024 Form 10-K.
Performance Guarantees
As of June 30, 2025, and December 31, 2024, we had incurred no liabilities due to failure to repair or replace the Energy Server systems pursuant to any performance warranties made under the O&M Agreements (“O&M Agreements”).
For O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $587.5 million (including $460.3 million related to portfolio financing entities and $127.2 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $477.8 million as of June 30, 2025. For the six months ended June 30, 2025, and 2024, we made performance guarantee payments of $14.6 million and $16.9 million, respectively.
International Partners
There were no significant changes in our international channel partners during the six months ended June 30, 2025. For information on international channel partners, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Channel Partners section in our 2024 Form 10-K.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and six months ended June 30, 2025, and 2024 is presented below.
Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$296,611	$226,308	$70,303	31.1%	$508,480	$379,672	$128,808	33.9%
Installation	37,372	42,733	(5,361)	(12.5)%	71,023	54,177	16,846	31.1%
Service	54,449	52,531	1,918	3.7%	107,997	108,991	(994)	(0.9)%
Electricity	12,810	14,195	(1,385)	(9.8)%	39,763	28,225	11,538	40.9%
Total revenue	$401,242	$335,767	$65,475	19.5%	$727,263	$571,065	$156,198	27.4%
Total Revenue
Total revenue increased by $65.5 million, or 19.5%, for the three months ended June 30, 2025, compared to the same period in the prior year. This increase was driven by a $70.3 million increase in product revenue, and a $1.9 million increase in service revenue, partially offset by a $5.4 million decrease in installation revenue, and a $1.4 million decrease in electricity revenue.
Total revenue increased by $156.2 million, or 27.4%, for the six months ended June 30, 2025, compared to the same period in the prior year. This increase was driven by a $128.8 million increase in product revenue, a $16.8 million increase in installation revenue, and a $11.5 million increase in electricity revenue, partially offset by a $1.0 million decrease in service revenue.

Product Revenue
Product revenue increased by $70.3 million, or 31.1%, and by $128.8 million, or 33.9%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily attributable to higher demand for our products, coupled with a shift in product mix favoring sales in non-U.S. markets.
Installation Revenue
Installation revenue decreased by $5.4 million, or 12.5%, for the three months ended June 30, 2025, and increased by $16.8 million, or 31.1%, for the six months ended June 30, 2025, compared to the same periods in the prior year. These fluctuations were primarily driven by the timing of key project milestone achievements on sites requiring installation services by us during the second quarter and the first half of fiscal year 2025, respectively.
Service Revenue
Service revenue increased by $1.9 million, or 3.7%, for the three months ended June 30, 2025, and decreased by $1.0 million, or 0.9%, for the six months ended June 30, 2025, compared to the same periods in the prior year. The increase for the three months ended June 30, 2025, was primarily driven by an increase in revenue from maintenance contracts associated with our fleet of Energy Server systems. There were no material changes in product performance guarantee costs during this period. The decrease for the six months ended June 30, 2025, was primarily due to a $0.7 million increase in product performance guarantee costs, reflecting the effects of fleet degradation. Additionally, service revenue for both periods was impacted by a reduction in revenue from part of our established install base, as specified by our revenue contracts with customers.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue decreased by $1.4 million, or 9.8%, for the three months ended June 30, 2025, and increased by $11.5 million, or 40.9%, for the six months ended June 30, 2025, compared to the same periods in the prior year. For the three months ended June 30, 2025, the decrease was attributed mainly to reduced straight-line electricity revenue following the repowering of certain Managed Services related sites. The increase for the six months ended June 30, 2025, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner, partially offset by lower straight-line electricity revenue resulting from repowering of certain Managed Services related sites.
Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$198,746	$161,332	$37,414	23.2%	$338,319	$277,089	$61,230	22.1%
Installation	38,224	44,298	(6,074)	(13.7)%	71,539	59,651	11,888	19.9%
Service	49,408	52,401	(2,993)	(5.7)%	102,266	108,907	(6,641)	(6.1)%
Electricity	7,741	9,214	(1,473)	(16.0)%	19,309	18,820	489	2.6%
Total cost of revenue	$294,119	$267,245	$26,874	10.1%	$531,433	$464,467	$66,966	14.4%
Total Cost of Revenue
Total cost of revenue increased by $26.9 million, or 10.1%, for the three months ended June 30, 2025, compared to the same period in the prior year. The increase was primarily driven by a $37.4 million increase in cost of product revenue, partially offset by a $6.1 million decrease in costs of installation revenue, a $3.0 million decrease in cost of service revenue, and a $1.5 million decrease in cost of electricity revenue.
Total cost of revenue increased by $67.0 million, or 14.4%, for the six months ended June 30, 2025, compared to the same period in the prior year. The increase was driven by a $61.2 million increase in cost of product revenue, a $11.9 million increase in costs of installation revenue, and a $0.5 million increase in cost of electricity revenue, partially offset by a $6.6 million decrease in cost of service revenue.

Cost of Product Revenue
Cost of product revenue increased by $37.4 million, or 23.2%, and by $61.2 million, or 22.1%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. Product cost rose mainly due to an increase in the volume of sales, partially offset by ongoing improvements in manufacturing efficiency and automation that reduced material, labor, and overhead costs.
Cost of Installation Revenue
Cost of installation revenue decreased by $6.1 million, or 13.7%, for the three months ended June 30, 2025, and increased by $11.9 million, or 19.9%, for the six months ended June 30, 2025, compared to the same periods in the prior year. These fluctuations were primarily driven by the timing of achieving key project milestones on sites requiring installations services by us during the second quarter and the first half of fiscal year 2025, respectively.
Cost of Service Revenue
Cost of service revenue decreased by $3.0 million, or 5.7%, and by $6.6 million, or 6.1%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The decrease was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $9.4 million and $15.8 million, respectively; (2) lower rework and production costs; and (3) our cost reduction efforts to manage fleet optimizations. These reductions were partially offset by: (a) an increase in maintenance material costs of $1.4 million and $2.8 million, respectively; (b) higher repair and overhaul expenses of $4.1 million and $7.4 million, respectively, due to the older fleet of the Energy Server systems requiring more service, partially mitigated by the repowering of our PPA and Managed Services portfolios.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $1.5 million, or 16.0%, for the three months ended June 30, 2025, and increased by $0.5 million, or 2.6%, for the six months ended June 30, 2025, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2025, was attributed mainly to reduced straight-line electricity revenue following the repowering of certain Managed Services related sites. The increase for the six months ended June 30, 2025, was mainly due to redeploying assets for our partner to enable a one-time settlement of a customer contract, partially offset by the reduction in the number of installed units.
Gross Profit (Loss) and Gross Margin

	Three Months Ended		Change	Six Months Ended		Change
	June 30,			June 30,
	2025	2024		2025	2024
	(dollars in thousands)
Gross profit (loss):
Product	$97,865	$64,976	$32,889	$170,161	$102,583	$67,578
Installation	(852)	(1,565)	713	(516)	(5,474)	4,958
Service	5,041	130	4,911	5,731	84	5,647
Electricity	5,069	4,981	88	20,454	9,405	11,049
Total gross profit	$107,123	$68,522	$38,601	$195,830	$106,598	$89,232

Gross margin:
Product	33%	29%		33%	27%
Installation	(2)%	(4)%		(1)%	(10)%
Service	9%	—%		5%	—%
Electricity	40%	35%		51%	33%
Total gross margin	27%	20%		27%	19%

Total Gross Profit
Total gross profit increased by $38.6 million in the three months ended June 30, 2025, compared to the same period in the prior year. The increase was primarily due to (1) a $32.9 million increase in product gross profit, predominantly driven by an increase in demand for our products, and our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation and (2) a $4.9 million increase in service gross profit due to our efforts to manage fleet optimizations. There were no material fluctuations in installation gross loss and electricity gross profit.
Total gross profit increased by $89.2 million in the six months ended June 30, 2025, compared to the same period in the prior year. The increase was primarily due to (1) a $67.6 million increase in product gross profit, predominantly driven by an increase in demand for our products, improved product pricing, and our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation, (2) a $11.0 million increase in electricity gross profit due to a one-time settlement of a customer contract after redeploying assets for our partner, (3) a $5.6 million increase in service gross profit due to our efforts to proactively manage fleet optimizations, and (4) a $5.0 million improvement in installation gross loss due to timing of achieving key project milestones on sites requiring installations services by us during the first half of fiscal year 2025.
Product Gross Profit
Product gross profit increased by $32.9 million and $67.6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. This increase was primarily driven by (1) an increase in demand for our products and (2) our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation.
Installation Gross Loss
Installation gross loss improved by $0.7 million and $5.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The changes for the periods were primarily driven by (1) the timing of achieving key project milestones on sites requiring installations services by us during the second quarter and the first half of fiscal year 2025, respectively and (2) other site related factors such as site complexity, size, local ordinance requirements, and location of the utility interconnect.
Service Gross Profit
Service gross profit improved by $4.9 million and $5.6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year.
The increase for the three months ended June 30, 2025, was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $9.4 million; (2) a $2.0 million increase in revenue from maintenance contracts associated with our fleet of Energy Server systems; (3) lower rework and production costs, and (4) our cost reduction efforts to proactively manage fleet optimizations. The increase was partially offset by: (a) higher repair and overhaul expenses of $4.1 million due to the older fleet of the Energy Server systems requiring more service, partially mitigated by the repowering of our PPA and Managed Services portfolios in current and previous periods; (b) an increase in maintenance material costs of $1.4 million; and (c) an increase in inventory provision of $1.0 million.
The increase for the six months ended June 30, 2025, was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $15.8 million, (2) lower rework and production costs, which declined by $1.3 million, and (3) our cost reduction efforts to proactively manage fleet optimizations. The increase was partially offset by: (a) higher repair and overhaul expenses of $7.4 million, due to the aging fleet of the Energy Server systems requiring more service, partially mitigated by the repowering of our PPA and Managed Services portfolios in current and previous periods; (b) an increase in maintenance material costs of $2.8 million; and (c) a $0.7 million increase in product performance guarantee costs, reflecting the effects of fleet depreciation.
Electricity Gross Profit
Electricity gross profit increased by $0.1 million and $11.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase for the six months ended June 30, 2025, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner. The year over year change for the three months ended June 30, 2025, was immaterial.

Operating Expenses

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$40,768	$37,364	$3,404	9.1%	$81,380	$72,849	$8,531	11.7%
Sales and marketing	24,066	17,901	6,165	34.4%	46,331	31,500	14,831	47.1%
General and administrative	45,792	36,385	9,407	25.9%	90,692	74,394	16,298	21.9%
Total operating expenses	$110,626	$91,650	$18,976	20.7%	$218,403	$178,743	$39,660	22.2%
Total Operating Expenses
Total operating expenses increased by $19.0 million and $39.7 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. This increase was primarily attributable to the following factors:(1) employee compensation and benefits, which increased by $14.7 million and $31.3 million, respectively, largely due to higher stock-based compensation and bonus-related expenses; (2) consulting, advisory, and professional services costs increased by $2.6 million and $5.0 million, respectively, reflecting increased use of external resources to support marketing initiatives and finance team; (3) computer equipment costs, which increased by $1.3 million and $2.8 million, respectively, primarily due to increased spending on hardware and software maintenance; (4) facilities costs, which increased by $1.2 million and $1.3 million, respectively, predominantly due to higher utility expenses, partially offset by lower rent and common area maintenance costs; (5) consumable laboratory supplies and other lab-related costs, which increased by $1.0 million and $1.8 million, respectively, reflecting expanded research activities; (6) travel and entertainment expenses increased by $0.7 million and $1.1 million, respectively, due to higher in-person engagement and event participation; and (7) depreciation expenses, which increased by $0.3 million and $1.1 million, respectively. These increases were partially offset by (a) a reduction in office expenses of $0.8 million and $2.3 million, predominantly related to lower factoring and financing fees as well as reduced corporate insurance costs; and (b) a decrease in other operating expenses of $1.8 million and $2.3 million for the three and six months ended June 30, 2025, respectively.
Research and Development
Research and development expenses increased by $3.4 million and $8.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily driven by: (1) employee compensation and benefits, which increased by $3.6 million and $7.6 million, respectively, largely due to higher stock-based compensation and bonus-related expenses, (2) consumable laboratory supplies and other lab-related costs, which increased by $0.7 million and $1.5 million, reflecting expanded research activities, and (3) computer equipment costs, which increased by $0.4 million and $0.8 million, respectively, primarily due to increased spending on hardware and software maintenance. These increases were partially offset by (a) a decrease in other research and development expenses of $0.8 million and $1.8 million for the three and six months ended June 30, 2025, respectively, and (b) a reduction in consulting, advisory, and professional services costs of $0.5 million for the three months ended June 30, 2025.
Sales and Marketing
Sales and marketing expenses increased by $6.2 million and $14.8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily attributable to the following factors: (1) employee compensation and benefits increased by $4.0 million and $10.0 million, respectively, largely driven by higher stock-based compensation and bonus expenses, (2) consulting, advisory, and professional services costs increased by $1.0 million and $2.9 million, reflecting increased use of external resources to support marketing initiatives, (3) travel and entertainment expenses grew by $0.6 million and $0.8 million, respectively, due to higher in-person engagement and event participation, and (4) office and other expenses increased by $0.1 million and $0.5 million, primarily due to higher subscription and software-related costs.
General and Administrative
General and administrative expenses increased by $9.4 million and $16.3 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily driven by: (1) employee compensation and benefits, which increased by $7.0 million and $13.6 million, respectively, primarily due to higher stock-

based compensation expenses driven by new equity awards granted to our executives, including the Chief Executive Officer on December 18, 2024, and was partially offset by lower bonus expenses, (2) consulting, advisory, and professional services costs, which increased by $2.1 million and $2.0 million, respectively, reflecting greater use of external resources to support finance team, (3) facilities costs, which increased by $1.0 million and $1.1 million, respectively, primarily due to higher utility expenses, partially offset by lower rent and common area maintenance costs, (4) computer equipment costs, which increased by $0.8 million and $1.9 million, respectively, driven by higher spending on hardware and software maintenance, and (5) depreciation expenses, which increased by $0.4 million and $1.1 million, respectively. These increases were partially offset by (a) a reduction in office expenses of $0.9 million and $2.8 million, predominantly related to lower factoring and financing fees as well as reduced corporate insurance costs, and (b) a decrease in other general and administrative expenses of $1.1 million and $0.7 million for the three and six months ended June 30, 2025, respectively.
Stock-Based Compensation

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$5,714	$4,110	$1,604	39.0%	$10,543	$7,924	$2,619	33.1%
Research and development	7,913	6,008	1,905	31.7%	15,740	11,092	4,648	41.9%
Sales and marketing	5,320	3,270	2,050	62.7%	9,830	5,360	4,470	83.4%
General and administrative	11,230	6,035	5,195	86.1%	26,266	13,907	12,359	88.9%
Total stock-based compensation	$30,177	$19,423	$10,754	55.4%	$62,379	$38,283	$24,096	62.9%
Total stock-based compensation expense for the three months ended June 30, 2025, increased by $10.8 million compared to the same period in the prior year. This increase was primarily attributable to a $10.4 million increase in expense related to performance stock units (PSUs) and restricted stock units (RSUs). The higher expense was mainly driven by (1) new equity awards granted to both executive and non-executive employees, including new awards for our CEO granted on December 18, 2024, and (2) an increase in Bloom’s share price.
Total stock-based compensation expense for the six months ended June 30, 2025, increased by $24.1 million compared to the same period in the prior year. This increase was primarily attributable to an increase of stock-based compensation related to PSUs and RSUs of $21.3 million, an increase in stock-based compensation costs related to the 2018 ESPP of $3.2 million, and an increase of stock-based compensation costs related to stock options of $1.4 million, partially offset by a $1.8 million consisting of capitalized stock-based compensation expenses and stock-based compensation cash component. The increase was primarily driven by (1) new awards for our CEO granted on December 18, 2024, (2) increase in a number of granted RSUs provided to all employees of the Company starting fiscal year 2025, (3) an increase in Bloom’s share price, and (4) an increase in contributions to 2018 ESPP.
Other Income and Expense

	Three Months Ended		Change	Six Months Ended		Change
	June 30,			June 30,
	2025	2024		2025	2024
	(in thousands)
Interest income	$6,623	$6,430	$193	$15,176	$13,961	$1,215
Interest expense	(14,440)	(15,376)	936	(28,851)	(29,922)	1,071
Other income (expense), net	2,373	(985)	3,358	4,421	(2,155)	6,576
Loss on extinguishment of debt	(32,340)	(27,182)	(5,158)	(32,340)	(27,182)	(5,158)
Gain (loss) on revaluation of embedded derivatives	112	(88)	200	9	70	(61)
Total	$(37,672)	$(37,201)	$(471)	$(41,585)	$(45,228)	$3,643
Interest Income
Interest income is derived from investment earnings on our cash balances, primarily from money market funds. The increase in interest income of $0.2 million and $1.2 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year, was primarily due to an increase in average cash balances in our money market funds for the respective periods.
Interest Expense
Interest expense is primarily due to our debt held by third parties and interest expense related to managed services agreements.
Interest expense decreased by approximately $1.0 million and $1.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The decrease was primarily driven by lower interest expense of $2.8 million and $5.6 million, respectively, associated with our managed services agreements. These reductions were partially offset by higher interest expense of $1.8 million and $4.5 million, respectively, related to our debt.
The increase in interest expense related to our debt was primarily attributable to (a) the issuance of the 3.0% Green Notes due June 2029 on May 29, 2024, and (b) the subsequent issuance of an additional $115.7 million in aggregate principal amount of these notes as part of the Debt Exchange (see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange of this Quarterly Report on Form 10-Q), together contributing an increase in interest expense of $2.9 million and $6.6 million for the three and six months ended June 30, 2025, respectively. The increase was partially offset by (i) the partial repurchase of the 2.5% Green Notes on May 29, 2024, and (ii) the derecognition of $112.8 million in aggregate principal amount of the 2.5% Green Notes as part of the Debt Exchange, which together resulted in a reduction in interest expense of $1.1 million and $2.1 million, respectively.
Other Income (Expense), net
Other income (expense), net is primarily derived from foreign currency transactions and other income related to managed services transactions. Other income (expense), net for the three months ended June 30, 2025, improved by $3.4 million, as compared to the prior year period, primarily as a result of foreign currency transactions. Other income (expense), net for the six months ended June 30, 2025, improved by $6.6 million, as compared to the prior year period, primarily as a result of a decrease in loss from foreign currency transactions of $4.3 million and a $2.6 million other income related to managed services transactions.
Loss on extinguishment of debt
Loss on extinguishment of debt for the three and six months ended June 30, 2025, was $32.3 million, which was recognized as a result of the Debt Exchange transaction settled on May 13, 2025 (refer to Part I, Item 1, Note 7 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange).
Loss on extinguishment of debt for the three and six months ended June 30, 2024, was $27.2 million, which was recognized as a result of partial repurchase on May 29, 2024, of the 2.5% Green Notes, and consisted of repayment of the 22.6% premium of $26.0 million and the write-off of $1.2 million in debt issuance costs.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. Gain (loss) on revaluation of embedded derivatives for the three and six months ended June 30, 2025, as compared to the prior year period, was immaterial.
Income Tax Provision

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Income tax provision	$1,017	$856	$161	18.8%	$1,448	$355	$1,093	307.9%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision for the three and six months ended June 30, 2025, increased by $0.2 million and $1.1 million, respectively, compared to the same periods in the prior year. The changes were primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$427	$602	$(175)	(29.1)%	$827	$1,583	$(756)	(47.8)%
Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as consolidation of a variable interest entity (“VIE”).
Net income attributable to noncontrolling interests for the three and six months ended June 30, 2025, decreased by $0.2 million and $0.8 million, respectively, compared to the same periods in the prior year, due to a decrease in income allocated to our noncontrolling interest related to Korean JV, our consolidated VIE.
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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment;
•Modification of Performance-Based Stock Unit Awards;
•Income Taxes; and
•Principles of Consolidation.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2024 Form 10-K, provides a more complete discussion of our critical accounting policies and estimates. During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our 2024 Form 10-K, for a more complete discussion of the market risks we consider.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Accounting Officer (our Acting Principal Financial Officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on such an evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
For further information on inherent limitations on effectiveness of internal controls and management’s report on internal control over financial reporting, see Part II, Item 9A, Controls and Procedures in our 2024 Form 10-K.

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

ITEM 1A — RISK FACTORS
Other than as set forth below which have been updated to account for recent developments, there have been no material changes from the risk factors disclosed in Item 1A of our 2024 Form 10-K.
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
Under the IRA, the U.S. federal government offers certain federal tax benefits, including the Production Tax Credit under Section 45 of the Internal Revenue Code (the “PTC”) and the Investment Tax Credit under Section 48 of the Internal Revenue Code (the “ITC”), both of which are succeeded by “technology-neutral” versions set forth in Sections 45Y and 48E, respectively. After December 31, 2024, our fuel cell Energy Server systems operating on natural gas or a non-zero carbon fuel became ineligible for the ITC under the IRA, except to the extent eligible fuel cell property was properly safe harbored prior to December 31, 2024, under the applicable federal tax guidance rules. On July 4, 2025, the US federal government enacted the OBBBA, which restored the federal ITC for applicable fuel cell property for projects beginning construction after December 31, 2025, at a 30% rate through 2033, regardless of the level of emissions from the fuel cell property. Accelerated depreciation for our fuel cell property was also restored under the OBBBA. These federal tax benefits under both the IRA and the OBBBA have certain legal and operational requirements. There may be uncertainty as to how such requirements promulgated under the IRA and the OBBBA are interpreted. If IRS guidance regarding implementation of the IRA or the OBBBA is viewed by investors as unclear, tax credit financing may be delayed or downsized, harming our ability to secure financing for customers. Our failure to either (i) interpret the new requirements under the IRA and the OBBBA regarding among other things, prevailing wage, apprenticeship, domestic content, siting in an “energy community,” “prohibited foreign entities” or “material assistance” from “prohibited foreign entities” accurately or (ii) adequately update our supply-chain, manufacturing, installation, and record-

keeping processes to meet such requirements, may result a partial or full reduction in the related federal tax benefit, and our customers, financiers and equity investors may require us to indemnify them for certain of such reductions. Changes in federal tax benefits over time also may affect our future performance.
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
Although we currently operate primarily in the U.S., we continue to expand our business internationally. We currently have operations in the Asia Pacific region and Europe. Our international operations subject our business to additional risks, including:
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
•risk of actions taken unilaterally by a foreign government or government owned entity that could adversely affect or limit our customers’ use of our products or our customers’ or our ability to perform under our customer contracts, increase the potential for customer disputes, increase our costs or adversely impact our profitability;
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
Our cross-border transactions and international operations are subject to complex foreign and U.S. laws and regulations, including anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the GDPR, and environmental regulations, accounting standards, among others. In particular, recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, and we currently operate and seek to operate in many parts of the world that are recognized as having greater potential for corruption. Violations of any of these laws and regulations could result in fines and penalties, criminal sanctions against us or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in certain geographies, and significant harm to our business reputation. Our policies and procedures to promote compliance with these laws and regulations and to mitigate these risks may not protect us from all acts committed by our employees or third parties, including contractors, agents, services partners, strategic partners or distributors. To the extent violations of foreign and U.S. laws and regulations by such third parties impact their ability to perform under contracts with us, our operations and financial results could be materially adversely affected. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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
31.2
Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	*	Certifications of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLOOM ENERGY CORPORATION

Date:	July 31, 2025	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	July 31, 2025	By:	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Acting Principal Financial Officer)