Form 10-Q
period 2025-09-30
Bloom Energy Corp
filed 2025-10-28
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of October 22, 2025, was as follows:
Class A Common Stock, $0.0001 par value, 236,510,755 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2025

Unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” “Bloom,” and “Bloom Energy,” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents[1]	$595,055	$802,851
Restricted cash	8,474	110,622
Accounts receivable, less allowance for credit losses of $459 and $119 as of September 30, 2025, and December 31, 2024, respectively[1,2]	411,653	335,841
Contract assets[3]	258,884	145,162
Inventories[1]	704,996	544,656
Deferred cost of revenue	24,091	58,792
Prepaid expenses and other current assets[1,4]	44,743	46,203
Total current assets	2,047,896	2,044,127
Property, plant and equipment, net[1]	400,360	403,475
Investments in unconsolidated affiliates[14]	5,939	—
Operating lease right-of-use assets[1,5]	112,677	122,489
Restricted cash	23,486	37,498
Deferred cost of revenue	3,434	3,629
Other long-term assets[1,6]	44,407	46,136
Total assets	$2,638,199	$2,657,354
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$167,382	$92,704
Accrued warranty[7]	14,682	16,559
Accrued expenses and other current liabilities[1,8]	168,404	138,450
Deferred revenue and customer deposits[9]	56,065	243,314
Operating lease liabilities[1,10]	21,438	19,642
Financing obligations	36,556	11,704
Recourse debt	—	114,385
Non-recourse debt[1]	1,424	—
Total current liabilities	465,951	636,758
Deferred revenue and customer deposits[11]	32,254	43,105
Operating lease liabilities[1,12]	112,188	124,523
Financing obligations	209,768	244,132
Recourse debt	1,128,043	1,010,350
Non-recourse debt[1,13]	2,849	4,057
Other long-term liabilities	9,667	9,213
Total liabilities	1,960,720	2,072,138
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: $0.0001 par value; Class A shares — 600,000,000 shares authorized, and 236,356,829 shares and 229,142,474 shares issued and outstanding, and Class B shares — 470,092,742 shares authorized, and no shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	24	23
Additional paid-in capital	4,642,300	4,462,659
Accumulated other comprehensive loss	(1,179)	(2,593)
Accumulated deficit	(3,988,075)	(3,897,618)
Total equity attributable to common stockholders	653,070	562,471
Noncontrolling interest	24,409	22,745
Total stockholders’ equity	$677,479	$585,216
Total liabilities and stockholders’ equity	$2,638,199	$2,657,354

1 We have variable interest entity related to a joint venture in the Republic of Korea (see Note 11 — Related Party Transactions in this Quarterly Report on Form 10-Q), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $38.5 million and $93.5 million as of September 30, 2025, and as of December 31, 2024, respectively.
3 Including amounts from related parties of $88.2 million and $0.8 million as of September 30, 2025, and as of December 31, 2024, respectively.
4 Including amount from related parties of $1.2 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
5 Including amount from related parties of $1.4 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
6 Including amount from related parties of $8.8 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
7 Including amount from related parties of $1.2 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
8 Including amounts from related parties of $3.5 million and $4.0 million as of September 30, 2025, and as of December 31, 2024, respectively.
9 Including amount from related parties of $8.9 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
10 Including amount from related parties of $0.4 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
11 Including amount from related parties of $3.3 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
12 Including amount from related parties of $1.0 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
13 Including amount from related parties of $4.1 million as of December 31, 2024. There was no related party balance as of September 30, 2025.
14 Represent related party investments in Fund JVs (see Note 7 — Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product	$384,314	$233,770	$892,794	$613,442
Installation	65,773	32,052	136,796	86,229
Service	58,607	50,761	166,604	159,752
Electricity	10,354	13,816	50,117	42,040
Total revenue[1]	519,048	330,399	1,246,311	901,463
Cost of revenue:
Product	249,794	155,124	588,113	432,213
Installation	59,921	35,688	131,460	95,339
Service	51,834	51,363	154,100	160,270
Electricity	5,824	9,490	25,133	28,310
Total cost of revenue[2]	367,373	251,665	898,806	716,132
Gross profit	151,675	78,734	347,505	185,331
Operating expenses:
Research and development	48,724	36,315	130,104	109,164
Sales and marketing	41,995	14,667	88,326	46,167
General and administrative[3]	53,110	37,403	143,802	111,797
Total operating expenses	143,829	88,385	362,232	267,128
Income (loss) from operations	7,846	(9,651)	(14,727)	(81,797)
Interest income	5,292	6,456	20,468	20,417
Interest expense[4]	(14,390)	(16,763)	(43,241)	(46,685)
Equity in loss of unconsolidated affiliates[5]	(19,599)	—	(19,599)	—
Other (expense) income, net	(1,362)	5,821	3,059	3,667
Loss on extinguishment of debt	—	—	(32,340)	(27,182)
Loss on revaluation of embedded derivatives	(411)	(386)	(402)	(316)
Loss before income taxes	(22,624)	(14,523)	(86,782)	(131,896)
Income tax provision	336	109	1,784	464
Net loss	(22,960)	(14,632)	(88,566)	(132,360)
Less: Net income attributable to noncontrolling interest	133	79	960	1,662
Net loss attributable to common stockholders	$(23,093)	$(14,711)	$(89,526)	$(134,022)
Net loss per share available to common stockholders, basic and diluted	$(0.10)	$(0.06)	$(0.38)	$(0.59)
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	234,931	227,957	232,579	226,907
1 Including related party revenue of $288.0 million and $317.8 million for the three and nine months ended September 30, 2025, respectively, and $126.6 million and $335.6 million for the three and nine months ended September 30, 2024, respectively.
2 Including related party cost of revenue of $0.1 million for the nine months ended September 30, 2024. Related party cost of revenue for the three months ended September 30, 2024, was inconsequential. There were no related party cost of revenue for the three and nine months ended September 30, 2025.
3 Including related party general and administrative expenses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
4 Including related party interest expense of $0.1 million for the nine months ended September 30, 2025, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. Related party interest expense for the three months ended September 30, 2025, was inconsequential.
5 Represent related party equity in loss of the Fund JVs (see Note 7 — Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net loss	$(22,960)	$(14,632)	$(88,566)	$(132,360)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment	(946)	1,155	2,118	(295)
Other comprehensive (loss) income, net of taxes	(946)	1,155	2,118	(295)
Comprehensive loss	(23,906)	(13,477)	(86,448)	(132,655)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(440)	751	1,664	1,498
Comprehensive loss attributable to common stockholders	$(23,466)	$(14,228)	$(88,112)	$(134,153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	233,661,168	$23	$4,560,346	$(806)	$(3,964,982)	$594,581	$24,849	$619,430
Issuance of restricted stock awards	634,737	1	—	—	—	1	—	1
ESPP purchase	443,322	—	4,937	—	—	4,937	—	4,937
Exercise of stock options	1,479,996	—	37,416	—	—	37,416	—	37,416
Stock-based compensation expense	—	—	37,371	—	—	37,371	—	37,371
Conversion of 2.5% Green Notes to common stock (Note 8)	137,606	—	2,230	—	—	2,230	—	2,230
Foreign currency translation adjustment	—	—	—	(373)	—	(373)	(573)	(946)
Net (loss) income	—	—	—	—	(23,093)	(23,093)	133	(22,960)
Balances at September 30, 2025	236,356,829	$24	$4,642,300	$(1,179)	$(3,988,075)	$653,070	$24,409	$677,479

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	227,556,594	$23	$4,413,233	$(2,301)	$(3,987,702)	$423,253	$23,297	$446,550
Issuance of restricted stock awards	504,414	—	—	—	—	—	—	—
ESPP purchase	417,267	—	4,047	—	—	4,047	—	4,047
Exercise of stock options	31,350	—	94	—	—	94	—	94
Stock-based compensation expense	—	—	17,778	—	—	17,778	—	17,778
Foreign currency translation adjustment	—	—	—	483	—	483	672	1,155
Net (loss) income	—	—	—	—	(14,711)	(14,711)	79	(14,632)
Balances at September 30, 2024	228,509,625	$23	$4,435,152	$(1,818)	$(4,002,413)	$430,944	$24,048	$454,992

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216
Issuance of restricted stock awards	4,358,653	1	—	—	—	1	—	1
ESPP purchase	1,073,929	—	11,354	—	—	11,354	—	11,354
Exercise of stock options	1,644,167	—	38,680	—	—	38,680	—	38,680
Stock-based compensation	—	—	99,130	—	—	99,130	—	99,130
Accrued dividend	—	—	—	—	(1,024)	(1,024)	—	(1,024)
Legal reserve	—	—	—	—	93	93	—	93
Premium on convertible debt (Note 8)	—	—	28,247	—	—	28,247	—	28,247
Conversion of 2.5% Green Notes to common stock (Note 8)	137,606	—	2,230	—	—	2,230	—	2,230
Foreign currency translation adjustment	—	—	—	1,414	—	1,414	704	2,118
Net (loss) income	—	—	—	—	(89,526)	(89,526)	960	(88,566)
Balances at September 30, 2025	236,356,829	$24	$4,642,300	$(1,179)	$(3,988,075)	$653,070	$24,409	$677,479

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670
Issuance of restricted stock awards	2,592,393	2	—	—	—	2	—	2
ESPP purchase	1,049,955	—	10,344	—	—	10,344	—	10,344
Exercise of stock options	149,744	—	770	—	—	770	—	770
Stock-based compensation	—	—	53,695	—	—	53,695	—	53,695
Contributions from noncontrolling interest	—	—	—	—	—	—	3,958	3,958
Accrued dividend	—	—	—	—	(1,620)	(1,620)	—	(1,620)
Legal reserve	—	—	—	—	147	147	—	147
Subsidiary liquidation	—	—	—	—	(319)	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	(131)	—	(131)	(164)	(295)
Net (loss) income	—	—	—	—	(134,022)	(134,022)	1,662	(132,360)
Balances at September 30, 2024	228,509,625	$23	$4,435,152	$(1,818)	$(4,002,413)	$430,944	$24,048	$454,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(88,566)	$(132,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,382	39,165
Non-cash lease expense	24,509	27,106
Equity in loss of unconsolidated affiliates, net of distributions	19,599	—
Loss (gain) on disposal of property, plant and equipment	81	(32)
Revaluation of derivative contracts	402	316
Stock-based compensation	96,593	55,016
Amortization of debt issuance costs	5,537	4,936
Loss on extinguishment of debt	32,340	27,182
Net gain on failed sale-and-leaseback transactions	(827)	(5,003)
Allowance for credit losses	340	—
Inventory reserve and other assets impairment	21,846	—
Unrealized foreign currency exchange (gain) loss	(2,092)	58
Other	(31)	5
Changes in operating assets and liabilities:
Accounts receivable[1]	(75,681)	(250,336)
Contract assets[2]	(113,722)	(79,708)
Inventories	(179,162)	(83,244)
Deferred cost of revenue[3]	34,409	5,205
Prepaid expenses and other current assets[4]	1,461	2,330
Other long-term assets[5]	1,728	691
Operating lease right-of-use assets and operating lease liabilities	(25,235)	(27,348)
Finance lease liabilities	1,188	493
Accounts payable[6]	76,175	(1,367)
Accrued warranty[7]	(1,877)	(4,317)
Accrued expenses and other current liabilities[8]	27,723	612
Deferred revenue and customer deposits[9]	(198,100)	28,790
Other long-term liabilities	(144)	(420)
Net cash used in operating activities	(304,124)	(392,230)
Cash flows from investing activities:
Purchase of property, plant and equipment	(33,805)	(47,746)
Proceeds from sale of property, plant and equipment	76	36
Investments in unconsolidated affiliates	(24,570)	—
Net cash used in investing activities	(58,299)	(47,710)
Cash flows from financing activities:
Proceeds from issuance of debt	—	402,500
Payment of debt issuance costs	(3,348)	(12,761)
Repayment of debt	—	(140,990)
Proceeds from financing obligations	—	1,798
Repayment of financing obligations	(8,404)	(19,766)
Proceeds from issuance of common stock	50,035	11,116
Dividend paid	(947)	(1,468)
Contributions from noncontrolling interest	—	3,958
Other	150	—
Net cash provided by financing activities	37,486	244,387
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	981	(474)
Net decrease in cash, cash equivalents, and restricted cash	(323,956)	(196,027)
Cash, cash equivalents, and restricted cash:
Beginning of period	950,971	745,178
End of period	$627,015	$549,151

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,576	$34,551
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	24,979	27,160
Operating cash flows from finance leases	256	187
Cash paid during the period for income taxes	1,122	1,283
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$2,266	$2,278
Recognition of operating lease right-of-use asset during the year-to-date period	3,878	8,193
Recognition of finance lease right-of-use asset during the year-to-date period	1,162	493
Derecognition of financing obligations	—	21,387
Unfunded investment commitment (Note 11)	720	—
Conversion of 2.5% Green Notes to common stock (Note 8)	2,230	—
Premium on convertible debt (Note 8)	28,247	—
Face value of 2.5% Green Notes exchanged (Note 8)	112,769	—
Face value of additional 3.0% Green Notes due June 2029 issued in the Debt Exchange (Note 8)	115,725	—

1 Including changes in related party balances of $55.0 million and $87.5 million for the nine months ended September 30, 2025, and 2024, respectively.
2 Including changes in related party balances of $87.4 million and $6.1 million for the nine months ended September 30, 2025, and 2024, respectively.
3 Including changes in related party balances of $0.9 million for the nine months ended September 30, 2024. There were no related party balances as of September 30, 2025, and December 31, 2024.
4 Including changes in related party balances of $1.2 million and $1.2 million for the nine months ended September 30, 2025, and 2024, respectively.
5 Including changes in related party balances of $8.8 million for the nine months ended September 30, 2025. The change in related party balances for the nine months ended September 30, 2024, was inconsequential.
6 Including changes in related party balances of $0.1 million for the nine months ended September 30, 2024. There were no related party balances as of September 30, 2025, and December 31, 2024.
7 Including changes in related party balances of $1.2 million and $1.5 million for the nine months ended September 30, 2025, and 2024, respectively.
8 Including changes in related party balances of $0.5 million and $4.2 million for the nine months ended September 30, 2025, and 2024, respectively.
9 Including changes in related party balances of $12.2 million and $4.9 million for the nine months ended September 30, 2025, and 2024, respectively.

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
Liquidity
While we have generally incurred operating losses and negative cash flows from operations since our inception, we generated $19.7 million of positive cash flows from operations during the three months ended September 30, 2025. With the series of new convertible debt offerings, debt extinguishments, debt exchanges and convertible debt conversions to equity that we completed since 2021, we had $1,128.0 million and $4.3 million of total outstanding recourse and non-recourse debt, respectively, as of September 30, 2025, $1.4 million and $1,130.9 million of which was classified as short-term debt and long-term debt, respectively. As of December 31, 2024, we had $1,124.7 million and $4.1 million of total outstanding recourse and non-recourse debt, respectively, $114.4 million and $1,014.4 million of which was classified as short-term debt and long-term debt, respectively.
On May 7, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of its 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”). Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged (the “Debt Exchange”) for $115.7 million in aggregate principal amount of the 3.0% Green Convertible Senior Notes due June 2029 (the “3.0% Green Notes due June 2029”). As a result of the Debt Exchange, the Company recorded a $32.3 million loss on early extinguishment of debt, included within the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025. As of August 15, 2025, the maturity date, the remaining $2.2 million aggregate principal amount of the Company’s 2.5% Green Notes outstanding following the Debt Exchange, was settled through the issuance of the Company’s Class A common stock. For details of the Debt Exchange and debt settlement, see Note 8 — Outstanding Loans and Security Agreements, sections Convertible Senior Notes Debt Exchange and 2.5% Green Notes Settlement in this Quarterly Report on Form 10-Q.
Our future capital requirements depend on many factors, including the market acceptance of our products, our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional working capital, the expansion of sales and marketing activities both in domestic and international markets, our ability to secure financing for customer use of our products, the timing of installations, inventory build up and increase in factory capacity in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing on favorable terms or at all in future quarters may affect our financial position and results of operations, including our revenues and cash flows.
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
Concentration of Risk
Geographic Risk — The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Server systems to other countries, primarily, the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”), and several European countries, namely Germany, UK and Italy. For the three and nine months ended September 30, 2025, total revenue in the U.S. was 92% and 72%, respectively, of our total revenue. For the three and nine months ended September 30, 2024, total revenue in the U.S. was 52% and 60%, respectively, of our total revenue.
Credit Risk — At September 30, 2025, three customers, accounted for approximately 26%, 22% and 17% of accounts receivable. At December 31, 2024, three customers, the first of which was a related party, accounted for approximately 28%, 28% and 20% of accounts receivable. To date, we have not experienced any material credit losses from these customers.
Customer Risk — During the three months ended September 30, 2025, one customer, which is our related party, accounted for approximately 55% of total revenue. During the nine months ended September 30, 2025, three customers, the first of which is our related party, accounted for approximately 23%, 19% and 15% of total revenue, respectively.
During the three months ended September 30, 2024, revenue from three customers, the first of which is our related party, accounted for approximately 38%, 20% and 10% and of our total revenue. During the nine months ended September 30, 2024, two customers, the first of which is our related party, represented approximately 37% and 21% of our total revenue.
For information on the related party transactions, see Note 11 — Related Party Transactions in this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies
Equity Method Investments
We account for investments in entities based on the level of ownership and the ability to exercise significant influence over operating and financial policies. If an entity is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we generally account for our investment using the equity method if our ownership interest is 50% or less, unless our interest is so minor that we have virtually no influence over the investee’s operating and financial policies. For all other types of investments, we generally apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies. These investments are presented as investments in unconsolidated affiliates on our condensed consolidated balance sheets.
Income or loss from equity-method investees is reported in equity in earnings (loss) of unconsolidated affiliates on our condensed consolidated statements of operations, and the related carrying value is presented as investments in unconsolidated affiliates on our condensed consolidated balance sheets. Distributions received from equity method investees, if any, are recorded as reductions to the carrying value of the investment on our condensed consolidated balance sheets. Our equity in earnings (loss) of unconsolidated affiliates is adjusted for profit (loss) incurred from sales transactions. Such profit is amortized into equity in earnings (loss) of unconsolidated affiliates on our condensed consolidated statements of operations over the remaining useful lives of the underlying assets.
When timely financial information of an equity method investee is not available, we record our share of the investee’s results on a one-quarter reporting lag using the best estimate, consistent with ASC 323 Investments — Equity Method and Joint Ventures (“ASC 323”). We believe this approach is reasonable and consistently applied. We evaluate whether any events or transactions during the lag period would materially affect our consolidated financial position or results of operations and, if so, record appropriate adjustments in the current period.
An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other-than-temporary.
For a complete discussion of our accounting policies, refer to Part II, Item 8, Note 2 — Summary of Significant Accounting Policies in our 2024 Form 10-K.
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
Recent Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2025-05 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 Revenue from Contracts with Customers. Under the practical expedient, when developing reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting period beginning after December 15, 2025, and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. We are currently evaluating the impact of ASU 2025-05 on our condensed consolidated financial statements.
In September 2025, FASB issued ASU 2025-06 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The ASU eliminates references to prescriptive and sequential software development stages within Subtopic 350-40. Under the revised guidance, entities must begin capitalizing software costs once both of the following conditions are met: (a) management has approved and committed funding for the software project; (b) it is probable that the project will be completed and the software will be used as intended (the “probable-to-complete” threshold). The ASU is effective for annual reporting period beginning after December 15, 2027, and interim reporting within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of ASU 2025-06 on our condensed consolidated financial statements.

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	September 30,	December 31,
	2025	2024

Accounts receivable	$411,653	$335,841
Contract assets	258,884	145,162
Customer deposits	34,644	220,115
Deferred revenue	53,675	66,304
Accounts receivable and contract assets increased by $75.8 million and $113.7 million, respectively, for the nine months ended September 30, 2025, primarily due to the timing of billing milestones.
The decrease in customer deposits of $185.5 million for the nine months ended September 30, 2025, was primarily driven by certain deposits becoming non-refundable, partially offset by receipt of new deposits.
For additional information on contract assets and liabilities, see Part II, Item 8, Note 3 — Revenue Recognition, section Contract Balances in our 2024 Form 10-K.
Contract Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Beginning balance	$129,798	$90,388	$145,162	$41,366
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(31,638)	(17,193)	(99,699)	(28,926)
Revenue recognized and not billed as of the end of the period	160,724	47,879	213,421	108,634
Ending balance	$258,884	$121,074	$258,884	$121,074
Deferred Revenue
Deferred revenue activity during the three and nine months ended September 30, 2025, and 2024, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Beginning balance	$56,172	$55,965	$66,304	$72,328
Additions	331,487	245,547	862,407	651,461
Revenue recognized	(333,984)	(246,167)	(875,036)	(668,444)
Ending balance	$53,675	$55,345	$53,675	$55,345

As of September 30, 2025, we have unsatisfied performance obligations of $88.5 million, primarily related to product sales and installation services. We expect to recognize the associated revenue within the next 1 to 2 years, consistent with customers’ project deployment schedules. In addition, we had unsatisfied performance obligations of $15.9 million related mainly to deferred service contracts which we expect to recognize over the remaining contractual terms ranging from 1 to 18 years.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
For additional information on deferred revenue, see Part II, Item 8, Note 3 — Revenue Recognition, section Deferred Revenue in our 2024 Form 10-K.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, service and electricity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue from contracts with customers:
Product revenue	$384,314	$233,770	$892,794	$613,442
Installation revenue	65,773	32,052	136,796	86,229
Service revenue	58,607	50,761	166,604	159,752
Electricity revenue	4,637	5,213	32,655	15,012
Total revenue from contract with customers	513,331	321,796	1,228,849	874,435
Revenue from contracts that contain leases:
Electricity revenue	5,717	8,603	17,462	27,028
Total revenue	$519,048	$330,399	$1,246,311	$901,463

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	September 30,	December 31,
	2025	2024
As Held:
Cash	$102,776	$201,613
Money market funds	524,239	749,358
	$627,015	$950,971
As Reported:
Cash and cash equivalents	$595,055	$802,851
Restricted cash	31,960	148,120
	$627,015	$950,971

Restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Restricted cash, current	$8,474	$110,622
Restricted cash, non-current	23,486	37,498
	$31,960	$148,120
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
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with a financial institution. To date, these have primarily been trade receivables from SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), a subsidiary of the SK Group, primarily resulting from extended payment terms. These transactions are accounted for as sales, and cash proceeds are included in cash used in operating activities.
We derecognized $81.9 million and $184.2 million of accounts receivable for the three and nine months ended September 30, 2024, respectively. The costs of factoring such accounts receivable on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024, were $1.6 million and $4.0 million, respectively. The cost of factoring is recorded in general and administrative expenses.
There were no new factoring arrangements entered into during the three and nine months ended September 30, 2025.

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

	Fair Value Measured at Reporting Date Using
September 30, 2025	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$524,239	$—	$—	$524,239
	$524,239	$—	$—	$524,239
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,472	$5,472
	$—	$—	$5,472	$5,472

	Fair Value Measured at Reporting Date Using
December 31, 2024	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$749,358	$—	$—	$749,358
	$749,358	$—	$—	$749,358
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,070	$5,070
	$—	$—	$5,070	$5,070
The changes in the Level 3 financial liabilities during the nine months ended September 30, 2025, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2024	$5,070
Changes in fair value	402
Liabilities at September 30, 2025	$5,472
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

	September 30, 2025		December 31, 2024
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
3.0% Green Convertible Senior Notes due June 2029[1]	$505,995	$2,188,257	$391,239	$532,789
3.0% Green Convertible Senior Notes due June 2028[1]	622,048	2,906,844	619,111	872,344
2.5% Green Convertible Senior Notes due August 2025	—	—	114,385	163,875
Non-recourse:
4.6% Term Loan due October 2026	$2,849	$3,035	$2,705	$2,856
4.6% Term Loan due April 2026	1,424	1,567	1,352	1,482
1 The increase in fair value primarily reflects the rise in the Company’s stock price.
On May 7, 2025, the Company entered into the Exchange Agreements with certain holders of its 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest, were exchanged for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029. As of August 15, 2025, the maturity date, the remaining $2.2 million aggregate principal amount of the Company’s 2.5% Green Notes, outstanding following the Debt Exchange, was settled through the issuance of the Company’s Class A common stock. For details of the Debt Exchange and debt settlement, see Note 8 — Outstanding Loans and Security Agreements, sections Convertible Senior Notes Debt Exchange and 2.5% Green Notes Settlement in this Quarterly Report on Form 10-Q.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Raw materials	$353,186	$315,735
Work-in-progress	110,492	79,601
Finished goods	241,318	149,320
	$704,996	$544,656
During the three and nine months ended September 30, 2025, we recorded a reserve of $19.7 million related to our Electrolyzer inventory as we ceased our efforts to market and sell the first-generation of the product. The affected inventory has no alternative use and is not expected to be sold or utilized in other programs. The related expenses were recognized within cost of product revenue in our condensed consolidated statements of operations.
The inventory reserves were $38.9 million and $15.9 million as of September 30, 2025, and December 31, 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Tax receivables	$7,315	$4,981
Prepaid hardware and software maintenance	7,205	7,972
Prepaid managed services	4,470	5,230
Receivables from employees	2,275	3,259
Prepaid rent	1,899	21
Interest receivable	1,657	1,316
Deferred expenses	1,562	1,215
Prepaid corporate insurance	1,534	6,774
Prepaid deferred commissions	1,416	1,123
Deposits made	300	348
Prepaid medical insurance	259	177
Prepaid workers compensation	52	620
Other prepaid expenses and other current assets	14,799	13,167
	$44,743	$46,203

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Vehicles, machinery and equipment	$226,312	$200,004
Energy Server systems	165,629	165,629
Leasehold improvements	133,158	122,413
Construction-in-progress	80,537	86,731
Building	53,370	53,221
Computers, software and hardware	35,420	33,910
Furniture and fixtures	11,726	10,943
	706,152	672,851
Less: accumulated depreciation	(305,792)	(269,376)
	$400,360	$403,475
Depreciation expense related to property, plant and equipment was $12.8 million and $37.4 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense related to property, plant and equipment was $13.3 million and $39.2 million for the three and nine months ended September 30, 2024, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Deferred commissions	$13,329	$13,372
Deferred expenses	8,126	8,776
Deposits made	3,187	3,123
Long-term lease receivable	2,456	3,159
Deferred tax asset	1,853	1,888
Prepaid managed services	1,324	1,317
Prepaid and other long-term assets	14,132	14,501
	$44,407	$46,136
Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Product performance	$11,035	$13,697
Product warranty	3,647	2,862
	$14,682	$16,559

Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2024	$16,559
Accrued warranty, net and product performance liabilities	15,101
Product performance expenditures during the period	(16,978)
Balances at September 30, 2025	$14,682
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Compensation and benefits	$63,874	$67,682
General invoice and purchase order accruals	59,599	43,652
Sales-related liabilities	13,407	4,714
Interest payable	11,947	3,927
Accrued legal expenses	4,587	1,198
Accrued installation	3,730	1,660
Sales tax liabilities	3,513	10,215
Interim VAT liability	2,197	1,109
Provision for income tax	1,470	784
Finance lease liability	1,113	981
Unfunded investment commitment (Note 11)	720	—
Accrued consulting expenses	659	1,254
Current portion of derivative liabilities	483	482
Accrued service fees	159	—
Accrued restructuring costs	99	341
Other	847	451
	$168,404	$138,450
Preferred Stock
As of September 30, 2025, and December 31, 2024, we had 20,000,000 shares of preferred stock authorized. 13,491,701 of these shares were previously designated as the Series B redeemable convertible preferred stock, par value $0.0001 per share, and were converted to Class A common stock as of September 23, 2023, as a result of the Second Tranche Closing of SK ecoplant. For additional information, please see Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our 2024 Form 10-K.
The preferred stock had $0.0001 par value. There were no shares of preferred stock issued and outstanding as of September 30, 2025, and December 31, 2024.

7. Investments in Unconsolidated Affiliates
In August 2025, Bloom Energy concluded a transaction with Brookfield Asset Management (“Brookfield”) for a prospective financing framework structure (the “Financing Structure”) of up to $5.0 billion over five years for future Bloom Energy fuel cell projects that meet certain investment criteria and contractual criteria or are otherwise approved by Brookfield. The Financing Structure is housed in an AI Infrastructure Fund created by Brookfield (the “AI Fund”). Generally, Bloom fuel cell projects financed through the Financing Structure will be owned by the AI Fund under one of two categories of the Financing Structure. For each Bloom fuel cell project that has a term less than five years under the Financing Structure (Short

Term AI Fund), Bloom Energy will contribute sufficient funds for a passive equity holding not to exceed 9.9%. For each Bloom fuel cell project that has a term greater than or equal to five years under the Financing Structure (Long Term AI Fund) Bloom Energy will contribute sufficient funds for a passive equity holding not to exceed the lesser of (i) 9.9% of the equity amount and (ii) 2% of the projected investment amount, and these projects that are five years or longer will entitle Bloom to a put right back to the AI Fund at a set rate of return. For each category, the AI Fund and Bloom have agreed on target returns for projects, and Bloom Energy expects to receive its proportional distribution with respect to each project. Bloom Energy and Brookfield have also entered into a project under the Financing Structure but outside of Short Term AI Fund and Long Term AI Fund pursuant to which Bloom Energy contributed a passive equity investment of 15%, and the parties retain the ability to enter into other such JVs outside the AI Fund (the “Other JVs”).
The Financing Structure contains provisions that provide Brookfield (i) exclusivity over certain types of Bloom fuel cell projects, (ii) periodic review by Brookfield of Bloom’s fuel cell project pipeline and, consequently, (iii) a stand still arrangement restricting Brookfield and certain of its affiliates from owning and trading Bloom Energy stock.
The Company accounts for each investment in both the AI Fund JVs and the Other JVs (collectively, the “Fund JVs”) as an investment under the equity method of accounting in accordance with ASC 323. The AI Fund and Brookfield hold the remaining ownership interests and serve as the primary beneficiaries; accordingly, both the AI Fund JVs, whether the Short Term AI Fund or Long Term AI Fund, and the Other JVs are not consolidated by the Company. As of September 30, 2025, the Company holds equity interests in the following Fund JVs:

Bloom Equity Interest as of September 30, 2025
AI Fund JVs
Bolt US Class A JVCo LLC	4.3%
Bolt US JVCo LLC	4.3%
Other JVs
ORC HoldCo LLC	15.0%
The Company’s total capital commitment to the Fund JVs as of September 30, 2025 is $41.8 million. Capital contributions are made in tranches, pursuant to funding requests issued by the AI Fund or Brookfield, and are tied to specific project milestones and operational needs.
The Company’s results of operations include its proportionate share of each Fund JV’s net earnings or loss, which are reported net of Fund JV’s income tax provisions and presented as a single line item, equity in earnings (loss) of unconsolidated affiliates, in our condensed consolidated statements of operations.
The Company records its share of profit from sales of Energy Server systems to the Fund JVs as a reduction of equity in earnings (loss) of unconsolidated affiliates. During the three and nine months ended September 30, 2025, we recognized $19.6 million in accordance with ASC 323, which will be realized over the useful lives of the underlying assets as they are depreciated.
Changes in the investment balance for the nine months ended September 30, 2025, were as follows (in thousands):

Balances at December 31, 2024	$—
Current period investment in unconsolidated affiliates	25,290
Equity in loss of unconsolidated affiliates	(19,599)
Accrued expense and other current liabilities	248
Balances at September 30, 2025	$5,939
The Company records its share of the Fund JVs’ results of operations on a one-quarter reporting lag because the Fund JVs’ financial information is not available in sufficient time to apply the equity method as of the Company’s reporting date. The Company believes that the use of this lag time is reasonable in the circumstances and does not materially affect the results of operations. Any material transactions or events occurring during the lag period that would significantly affect the Company’s consolidated financial position or results of operations are recognized in the current reporting period.

Management evaluates each investment in each of the Fund JVs for impairment in accordance with ASC 323. Through September 30, 2025, no indicators of impairment were identified related to the investments.

8. Outstanding Loans and Security Agreements
The following is a summary of our debt as of September 30, 2025 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3.0% Green Convertible Senior Notes due June 2029	$518,225	$—	$505,995	$505,995	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	632,500	—	622,048	622,048	3.0%	June 2028	Company
Total recourse debt	1,150,725	—	1,128,043	1,128,043
4.6% Term Loan due October 2026	2,849	—	2,849	2,849	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,424	1,424	—	1,424	4.6%	April 2026	Korean JV
Total non-recourse debt	4,273	1,424	2,849	4,273
Total debt	$1,154,998	$1,424	$1,130,892	$1,132,316
The following is a summary of our debt as of December 31, 2024 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3.0% Green Convertible Senior Notes due June 2029	$402,500	$—	$391,239	$391,239	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	632,500	—	619,111	619,111	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	115,000	114,385	—	114,385	2.5%	August 2025	Company
Total recourse debt	1,150,000	114,385	1,010,350	1,124,735
4.6% Term Loan due October 2026	2,705	—	2,705	2,705	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,352	—	1,352	1,352	4.6%	April 2026	Korean JV
Total non-recourse debt	4,057	—	4,057	4,057
Total debt	$1,154,057	$114,385	$1,014,407	$1,128,792
Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values apply to the deferred financing costs. We and our subsidiary were in compliance with all financial covenants as of September 30, 2025, and December 31, 2024.
Recourse Debt Facilities
3.0% Green Convertible Senior Notes due June 2029
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our 2024 Form 10-K, for discussion of the 3.0% Green Notes due June 2029.
The noteholders could not convert their 3.0% Green Notes due June 2029 during the quarter ended September 30, 2025, as the Closing Price Condition, as defined in the indenture, dated as of May 29, 2024, between us and U.S. Bank Trust Company, National Association, as Trustee, was not met during the three months ended June 30, 2025.

On September 30, 2025, and December 31, 2024, the maximum number of shares into which the 3.0% Green Notes due June 2029 could have been potentially converted if the conversion features were triggered were 32,944,961 and 25,588,011 shares of Class A common stock, respectively.
Total interest expense recognized related to the 3.0% Green Notes due June 2029 for three and nine months ended September 30, 2025, was $4.7 million and $12.6 million, respectively, and consisted of contractual interest expense of $3.9 million and $10.4 million, respectively, and amortization of issuance costs of $0.8 million and $2.2 million, respectively.
Total interest expense recognized related to the 3.0% Green Notes due June 2029 for the three and nine months ended September 30, 2024, was $3.7 million and $5.0 million, respectively, and consisted of contractual interest expense of $3.0 million and $4.1 million, respectively, and amortization of issuance costs of $0.7 million and $0.9 million, respectively.
To date, there have been no events necessitating the recognition of special interest expense related to the 3.0% Green Notes due June 2029.
The amounts of unamortized debt issuance costs as of September 30, 2025, and December 31, 2024, were $12.2 million and $11.3 million, respectively.
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
The noteholders could not convert their 3.0% Green Notes due June 2028 during the quarter ended September 30, 2025, as the Closing Price Condition, as defined in the indenture, dated as of May 16, 2023, between us and U.S. Bank Trust Company, National Association, as Trustee, was not met during the three months ended June 30, 2025.
On both September 30, 2025, and December 31, 2024, the maximum number of shares into which the 3.0% Green Notes due June 2028 could have been potentially converted if the conversion features were triggered was 47,807,955 shares of Class A common stock.
Total interest expense recognized related to the 3.0% Green Notes due June 2028 was $5.7 million and $17.1 million for the three and nine months ended September 30, 2025, and 2024, respectively. These amounts consisted of contractual interest expense of $4.7 million and $14.1 million, respectively, and amortization of issuance costs of $1.0 million and $3.0 million, respectively.
To date, there have been no events necessitating the recognition of special interest expense related to the 3.0% Green Notes due June 2028.
The amounts of unamortized debt issuance costs as of September 30, 2025, and December 31, 2024, were $10.4 million and $13.4 million, respectively.
2.5% Green Convertible Senior Notes due August 2025
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Recourse Debt Facilities in our 2024 Form 10-K, for discussion of our 2.5% Green Notes.
Total interest expense recognized related to the 2.5% Green Notes for the nine months ended September 30, 2025, was $1.4 million, and consisted of contractual interest expense of $1.1 million and amortization of issuance costs of $0.3 million. Total interest expense recognized related to the 2.5% Green Notes for the three months ended September 30, 2025, was immaterial.
Total interest expense recognized related to the 2.5% Green Notes for the three and nine months ended September 30, 2024, was $1.0 million and $4.5 million, respectively, and consisted of contractual interest expense of $0.7 million and $3.3 million, respectively, and amortization of issuance costs of $0.3 million and $1.2 million, respectively.
To date, there have been no events necessitating the recognition of special interest expense related to the 2.5% Green Notes.

The amount of unamortized debt issuance costs as of December 31, 2024, was $0.6 million.
Convertible Senior Notes Debt Exchange
On May 7, 2025, the Company entered into the Exchange Agreements with certain holders of its 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029, which had the same terms and conditions as the 3.0% Green Notes due June 2029 issued on May 29, 2024. The Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC 470 Debt. As a result of the Debt Exchange, the Company recorded a $32.3 million loss on early extinguishment of debt within the condensed consolidated statements of operations for the nine months ended September 30, 2025. This loss included a $0.2 million write-off of unamortized debt issuance costs as of the date of the Debt Exchange. Additionally, the condensed consolidated balance sheets reflect an increase of $28.2 million to additional paid-in capital, as the 3.0% Green Notes due June 2029 pertaining to this Debt Exchange were issued at a premium. Total debt issuance costs related to the Debt Exchange amounted to $3.3 million.
Following the Debt Exchange, the effective interest rates of the 2.5% Green Notes and the 3.0% Green Notes due June 2029 decreased from 3.3% to 1.7% and from 3.8% to 3.2%, respectively.
2.5% Green Notes Settlement
Upon completion of the Debt Exchange, $2.2 million aggregate principal amount of the Company’s 2.5% Green Notes remained outstanding. Pursuant to the terms of the 2.5% Green Notes Indenture, unless the Company made an irrevocable election to settle the notes in cash prior to May 15, 2025, the notes were required to be settled in shares of the Company’s Class A common stock upon maturity. The Company did not make such an election by the specified deadline. Accordingly, as of August 15, 2025, the maturity date, the notes were fully settled in equity through the issuance of 137,606 shares of Class A common stock. As a result, the Company recorded $2.2 million of additional paid-in capital in its condensed consolidated balance sheets. The impact on other line items within the condensed consolidated balance sheets and the condensed consolidated statements of operations was not material. On December 31, 2024, the maximum number of shares into which the 2.5% Green Notes could have been potentially converted if the conversion features were triggered was 8,866,615 shares of Class A common stock.
Non-recourse Debt Facilities
Please refer to Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our 2024 Form 10-K, for discussion of our non-recourse debt.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of September 30, 2025 (in thousands):

Remainder of 2025	$—
2026	4,273
2027	—
2028	632,500
2029	518,225
Thereafter	—
$1,154,998
For the three and nine months ended September 30, 2025, interest expense of $14.4 million and $43.2 million, respectively, including total interest expense related to our debt of $10.4 million and $31.3 million, respectively, was recorded in interest expense on the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2024, interest expense of $16.8 million and $46.7 million, respectively, including total interest expense related to our debt of $10.5 million and $26.8 million, respectively, was recorded in interest expense on the condensed consolidated statements of operations.

9. Leases
Facilities, Energy Servers, and Vehicles
For the three and nine months ended September 30, 2025, rent expense for all occupied facilities were $5.3 million and $15.8 million, respectively. For the three and nine months ended September 30, 2024, rent expense for all occupied facilities were $5.6 million and $16.8 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2025, and December 31, 2024, were as follows (in thousands):

	September 30,	December 31,
	2025	2024

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$112,677	$122,489
Current operating lease liabilities	(21,438)	(19,642)
Non-current operating lease liabilities	(112,188)	(124,523)
Total operating lease liabilities	(133,626)	(144,165)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	3,495	3,214
Current finance lease liabilities[5]	(1,113)	(981)
Non-current finance lease liabilities[6]	(2,648)	(2,450)
Total finance lease liabilities	(3,761)	(3,431)
Total lease liabilities	$(137,387)	$(147,596)
1 These assets primarily include leases for facilities, Energy Server systems, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.
The components of our lease costs for the three and nine months ended September 30, 2025, and 2024, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating lease costs	$8,044	$9,048	$23,967	$26,990
Financing lease costs:
Amortization of right-of-use assets	308	120	699	611
Interest on lease liabilities	88	61	259	190
Total financing lease costs	396	181	958	801
Short-term lease costs	616	36	1,853	68
Total lease costs	$9,056	$9,265	$26,778	$27,859

Weighted average remaining lease terms and discount rates for our leases as of September 30, 2025, and December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024

Weighted average remaining lease term:
Operating leases	6.2 years	6.7 years
Finance leases	3.5 years	3.7 years
Weighted average discount rate:
Operating leases	10.5%	10.6%
Finance leases	9.2%	9.2%
Future lease payments under lease agreements as of September 30, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2025	$8,478	$379
2026	33,983	1,346
2027	33,379	1,193
2028	27,941	864
2029	21,298	546
2030	19,061	41
Thereafter	41,116	—
Total minimum lease payments	185,256	4,369
Less: amounts representing interest or imputed interest	(51,630)	(608)
Present value of lease liabilities	$133,626	$3,761
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
We recognized $2.3 million and $9.4 million of product revenue and $2.2 million and $4.5 million of installation revenue from successful sale-and leaseback transactions for the three and nine months ended September 30, 2024, respectively. There were no successful sale-and-leaseback transactions for the three and nine months ended September 30, 2025. Operating lease expense recognized from successful sale-and-leaseback transactions was $3.3 million and $10.1 million for the three and nine months ended September 30, 2025, respectively, compared to $3.2 million and $9.5 million for the same periods in 2024.
Operating lease right-of-use assets from successful sale-and-leaseback transactions as of September 30, 2025, and December 31, 2024, were $41.2 million and $47.2 million, respectively. Operating lease liabilities from successful sale-and-leaseback transactions as of September 30, 2025, and December 31, 2024, were $44.4 million and $50.4 million, including long-term operating lease liability of $35.3 million and $42.1 million, respectively. Financing obligations from successful sale-and leaseback transactions as of September 30, 2025, and December 31, 2024, were $9.4 million and $11.0 million, including long term financing obligations of $7.1 million and $8.9 million, respectively.

At September 30, 2025, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2025	$6,291
2026	23,794
2027	17,931
2028	12,275
2029	7,637
Thereafter	19,897
Total minimum lease payments	87,825
Less: imputed interest	(42,059)
Present value of net minimum lease payments	45,766
Less: current financing obligations	(36,556)
Long-term financing obligations	$9,210
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $246.3 million and $255.8 million as of September 30, 2025, and December 31, 2024, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Server systems at the end of the lease and the remainder recognized as either a net gain or a net loss at that point.

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
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Cost of revenue	$5,719	$3,778	$16,262	$11,702
Research and development	8,205	5,313	23,945	16,405
Sales and marketing	7,145	2,684	16,975	8,044
General and administrative	17,084	5,282	43,350	19,189
	$38,153	$17,057	$100,532	$55,340
For the three and nine months ended September 30, 2025, and 2024, stock-based compensation expense capitalized on inventory and deferred cost of goods sold were not material.

Stock Option and Stock Award Activity
Stock Options
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Balances at December 31, 2024	7,432,821	$18.72	4.1	$53,453
Granted	111,504	22.24
PSOs adjustment	431,249	—
Exercised	(1,652,241)	23.77
Forfeited / Expired	(228,973)	30.62
Balances at September 30, 2025	6,094,360	16.30	4.5	416,054
Vested and expected to vest at September 30, 2025	5,921,046	16.46	4.4	403,305
Exercisable at September 30, 2025	5,137,484	$17.32	3.7	$345,525
During the three and nine months ended September 30, 2025, we recognized $1.6 million and $4.2 million of stock-based compensation costs for stock options, respectively. During the three and nine months ended September 30, 2024, we recognized $0.9 million and $2.1 million of stock-based compensation costs for stock options, respectively.
During the first and third quarters of fiscal year 2025, we granted 111,504 and 11,504 stock options, respectively. The first-quarter grant included 100,000 performance-based stock options (“PSOs”) issued to a non-executive employee, which are subject to vesting upon achievement of specified corporate milestones. No PSOs were granted during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, we granted 180,000 and 1,355,348 stock options, respectively, including 1,135,000 PSOs granted to certain executive employees in the first quarter of the fiscal year 2024. PSOs have a 10-year term, an exercise price equal to the fair market value of our Class A common stock on the date of grant, and vest at the end of three-year performance period and over a three- or four-year requisite service period.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Risk-free interest rate	3.9%	3.7%	3.9% - 4.1%	3.7% - 4.4%
Expected term (years)	6.1	6.0	6.1	6.0
Expected dividend yield	—	—	—	—
Expected volatility	93.9%	95.3%	93.4% - 93.9%	95.3% - 97.1%
During the three and nine months ended September 30, 2025, the intrinsic value of stock options exercised was $26.8 million and $29.9 million, respectively. During the three and nine months ended September 30, 2024, the intrinsic value of stock options exercised was $0.1 million and $0.8 million, respectively.
As of September 30, 2025, and December 31, 2024, we had unrecognized compensation costs related to unvested stock options of $4.5 million and $7.2 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.4 years and 2.1 years, respectively. Cash received from stock options exercised totaled $37.4 million and $38.7 million for the three and nine months ended September 30, 2025, respectively. Cash received from stock options exercised totaled $0.1 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.

Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2024	12,896,465	$16.29
Granted	4,994,872	23.46
Vested	(4,358,653)	14.41
Forfeited	(2,133,845)	14.51
Unvested Balance at September 30, 2025	11,398,839	$19.84
The estimated fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is based on the fair value of our Class A common stock on the date of grant. For the three and nine months ended September 30, 2025, we recognized $33.1 million and $87.7 million of stock-based compensation costs for stock awards, respectively. For the three and nine months ended September 30, 2024, we recognized $13.4 million and $46.8 million of stock-based compensation costs for stock awards, respectively.
As of September 30, 2025, and December 31, 2024, we had $236.6 million and $161.8 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted average period of 2.2 years and 2.2 years, respectively.
Executive Awards
On February 18, May 13, and August 28, 2025, the Company granted RSUs and PSUs to certain executive officers under the 2018 Plan (collectively, the “2025 Executive Awards”).
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
PSUs vest either (i) 100% at the end of a three-year performance period (cliff vesting) or (ii) in three annual installments based on the achievement of performance targets for each year, in each case subject to continued employment through the applicable vesting date(s). Stock-based compensation related to the 2025 Executive Awards is recognized over the three-year service period based on the estimated probability of achieving the performance conditions.
As of September 30, 2025, the unamortized compensation expense for these RSUs and the PSUs was $26.2 million.
For details on the 2021 — 2024 Executive Awards refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section Executive Awards in our 2024 Form 10-K.
As of September 30, 2025, and December 31, 2024, the unamortized compensation expense for the RSUs, the PSUs, the time-based stock options and PSOs per the 2024 Executive Awards and the Replacement Awards (as defined in Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section Executive Awards, sub-section Fiscal Year 2024 in our 2024 Form 10-K) was $86.0 million and $66.8 million, respectively.
As of September 30, 2025, and December 31, 2024, the unamortized compensation expense for the 2023 Executive Awards was $0.9 million and $1.8 million, respectively.
As of September 30, 2025, and December 31, 2024, the unamortized compensation expense for the 2022 Executive Awards was $0.4 million and $1.0 million, respectively.
As of September 30, 2025, and December 31, 2024, the unamortized compensation expense for the 2021 Executive Awards was $0.9 million and $3.7 million.

The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2024	35,263,475
Added to plan	9,978,870
Granted	(5,537,994)
Cancelled/Forfeited	2,362,805
Expired	(214,023)
Balances at September 30, 2025	41,853,133
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 9 — Stock-Based Compensation and Employee Benefit Plans, section 2018 Employee Stock Purchase Plan in our 2024 Form 10-K.
During the three and nine months ended September 30, 2025, we recognized $2.7 million and $7.2 million of stock-based compensation costs for the 2018 ESPP, respectively. During the three and nine months ended September 30, 2024, we recognized $2.7 million and $4.0 million of stock-based compensation costs for the 2018 ESPP, respectively.
We issued 443,322 and 417,267 shares during the three months ended September 30, 2025, and 2024, respectively, and 1,073,929 and 1,049,955 shares during the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025, and 2024, we added an additional 2,494,717 and 2,418,528 shares, respectively. There were 17,993,945 and 16,573,157 shares available for issuance as of September 30, 2025, and December 31, 2024, respectively.
As of September 30, 2025, and December 31, 2024, we had $11.4 million and $5.9 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.9 years and 0.8 years, respectively.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Risk-free interest rate	3.8% - 4.3%	4.1% - 5.3%	3.8% - 5.0%	4.1% - 5.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—	—	—
Expected volatility	80.5% - 115.2%	62.4% - 78.7%	66.2% - 115.2%	54.1% - 78.7%

11. Related Party Transactions
SK ecoplant Reduction in Ownership
On July 10, 2025, SK ecoplant sold 10.0 million shares of the Company’s Class A common stock. As a result of this transaction, SK ecoplant’s ownership interest in the Company decreased to 5.8%. Accordingly, effective as of that date, SK ecoplant is no longer a related party. Subsequently, on August 14, 2025, and September 29, 2025, SK ecoplant sold another 2.6 million and 3.9 million shares of the Company’s Class A common stock, respectively. As of September 30, 2025, SK ecoplant’s ownership interest in the Company was 2.9%.

The Fund JVs
During the three months ended September 30, 2025, the Company and Brookfield established the Fund JVs, which qualify as related parties under the guidance of ASC 850, Related Party Disclosures. For details, refer to Note 7 — Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q. For the three months ended September 30, 2025, we recognized $255.7 million and $32.3 million of product and installation revenue, respectively, from sales of Energy Server systems to the Fund JVs, which were transacted at arms-length basis and prevailing market terms. The accounts receivable due from the Fund JVs were $38.5 million as of September 30, 2025.
As discussed in Note 7 — Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q, we recognized equity in loss of unconsolidated affiliates of $19.6 million for the three months ended September 30, 2025. Our contributions of $24.6 million to the Fund JVs were made during the three months ended September 30, 2025, and our total funding commitment under the Fund JVs’ agreements is $41.8 million. As of September 30, 2025, the Company had an unfunded investment commitment of $0.7 million related to the Fund JVs.
There have been no other changes in related party relationships during the nine months ended September 30, 2025. For information on our related party transactions, see Part II, Item 8, Note 11 — Related Party Transactions in our 2024 Form 10-K. For details of the strategic investment with SK ecoplant, please refer to Part II, Item 8, Note 17 — SK ecoplant Strategic Investment in our 2024 Form 10-K.
Our operations include the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Total related party revenue[1]	$287,985	$126,627	$317,845	$335,641
Cost of product revenue[2]	—	48	—	122
General and administrative expenses[3]	63	164	434	525
Interest expense[4]	5	51	101	153
Equity in loss of unconsolidated affiliates[5]	19,599	—	19,599	—
1 Includes total revenue related to (a) Korean JV, (b) the Fund JVs and (c) SK ecoplant, which no longer a related party since July 10, 2025.
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
5 Represent equity in loss of the Fund JVs (see Note 7 — Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

Below is the summary of outstanding related party balances as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024

Accounts receivable	$38,513	$93,510
Contract assets	88,198	800
Prepaid expenses and other current assets	—	1,215
Investments in unconsolidated affiliates	5,939	—
Operating lease right-of-use assets[1]	—	1,385
Other long-term assets	—	8,776
Accrued warranty	—	1,205
Accrued expenses and other current liabilities	3,468	3,989
Deferred revenue and customer deposits, current	—	8,857
Operating lease liabilities, current[1]	—	442
Deferred revenue and customer deposits, long-term	—	3,335
Operating lease liabilities, non-current[1]	—	977
Non-recourse debt, non-current[2]	—	4,057
1 Balances relate to operating leases entered between Korean JV and SK ecoplant.
2 Represents the total balance of two term loans entered between Korean JV and SK ecoplant in fiscal year 2024 (see Part II, Item 8, Note 7 — Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our 2024 Form 10-K).
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,895	$15,767
Accounts receivable	19	2,515
Inventories	17,249	15,020
Prepaid expenses and other current assets	4,069	3,361
Total current assets	36,232	36,663
Property, plant and equipment, net	1,524	1,796
Operating lease right-of-use assets	1,271	1,663
Other long-term assets	42	40
Total assets	$39,069	$40,162

	September 30,	December 31,
	2025	2024
Liabilities
Current liabilities:
Accounts payable	$3,316	$7,693
Accrued expenses and other current liabilities	2,795	2,154
Operating lease liabilities	513	442
Non-recourse debt	1,424	—
Total current liabilities	8,048	10,289
Operating lease liabilities	636	977
Non-recourse debt	2,849	4,057
Total liabilities	$11,533	$15,323
For additional information on SK ecoplant Joint Venture and Strategic Partnership, see Part II, Item 8, Note 11 — Related Party Transactions and Note 17 — SK ecoplant Strategic Investment in our 2024 Form 10-K.

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers — As of September 30, 2025, and December 31, 2024, we had no material open purchase orders with our component suppliers and third-party manufacturers that are expected to be realized within more than a 12-month period and are not cancellable. For additional information on purchase commitments with suppliers and contract manufacturers, see Part II, Item 8, Note 13 — Commitments and Contingencies, section Commitments in our 2024 Form 10-K.
Performance Guarantees — We paid $2.4 million and $17.0 million for the three and nine months ended September 30, 2025, respectively, for guarantees that we provide customers on the output performance of our Energy Server systems. For the three and nine months ended September 30, 2024, we paid $1.9 million and $18.8 million for such performance guarantees, respectively. For additional information on performance guarantees, see Part II, Item 8, Note 13 — Commitments and Contingencies, section Commitments in our 2024 Form 10-K.
Letters of Credit — In 2019, pursuant to the PPA II repowering of the Energy Server systems, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative developments and established a cash-collateralized letter of credit facility for this purpose. As of December 31, 2024, the balance of this cash-collateralized letter of credit was $9.5 million. The entire balance of the cash-collateralized letter of credit related to PPA II was released in the second quarter of the fiscal year 2025 and the balance of the funds returned to the Company.
In December 2024, we issued a $100.0 million letter of credit in favor of one of our major customers to guarantee the performance in accordance with the limited indemnity and cooperation agreement dated November 14, 2024, related to the supply of 100 MW of Energy Server systems. This letter of credit was released in the quarter ended March 31, 2025.
In addition, we have other outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as restricted cash in our condensed consolidated balance sheets. As of September 30, 2025, and December 31, 2024, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations other than PPA II were $24.4 million and $131.2 million, respectively.
Pledged Funds — In 2019, pursuant to the PPA IIIb repowering of the Energy Server systems, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to fund our operations and maintenance obligations with respect to the totality of our obligations to the financier. These funds will be released to us by the end of 2026 as long as the Energy Server systems continue to perform in compliance with our warranty obligations. As of September 30, 2025, and
December 31, 2024, the balance of the restricted cash fund was $7.6 million and $7.4 million, respectively.
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
In February 2022, Plansee SE/Global Tungsten & Powders Corp. (“Plansee/GTP”), a former supplier, filed a request for expedited arbitration with the World Intellectual Property Organization Arbitration and Mediation Center in Geneva Switzerland (“WIPO”), for various claims allegedly in relation to an Intellectual Property and Confidential Disclosure Agreement between Plansee/GTP and Bloom Energy Corporation. Plansee/GTP’s statement of claims includes allegations of infringement of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003. On April 3, 2022, we filed a complaint against Plansee/GTP in the Eastern District of Texas to address the dispute between Plansee/GTP and Bloom Energy Corporation in a proper forum before a U.S. Federal District Court. Our complaint seeks the correction of inventorship of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003 (the “Patents-in-Suit”); declaratory judgment of invalidity, unenforceability, and non-infringement of the Patents-in-Suit; and declaratory judgment of no misappropriation. Further, our complaint seeks to recover damages we have suffered in relation to Plansee/GTP’s business dealings that, as alleged, constitute acts of unfair competition, tortious interference contract, breach of contract, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and violations of the Clayton Antitrust Act. On June 9, 2022, Plansee/GTP filed a motion to dismiss the complaint filed in the Eastern District of Texas and compel arbitration (or alternatively to stay). On February 9, 2023, Magistrate Judge Payne issued a report and recommendation to stay the district court action pending an arbitrability determination by the arbitrator for each claim. On April 26, 2023, Judge Gilstrap stayed the district court action pending arbitrability determinations by the arbitrator in the WIPO proceeding. On October 2, 2023, the arbitrator in the WIPO proceeding issued a ruling concluding that all the parties’ claims were arbitrable.
On November 18, 2023, the arbitrator bifurcated the arbitration into a first phase focusing on Bloom’s claims directed to improper inventorship of the Patents-in-Suit and Bloom’s defective product claims. Briefing on the first phase took place throughout 2024 and the first half of 2025. An evidentiary hearing with witness testimony commenced on July 21, 2025, and continued through August 1, 2025. Post hearing briefs were submitted on October 3, 2025. There is no set time frame for a decision from the Arbitrator on the first phase of the arbitration. We are unable to predict the ultimate outcome of the arbitration at this time.

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

For information on the Company’s geographic risk, please refer to Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Concentration of Risk in this Quarterly Report on Form 10-Q.

14. Income Taxes
For the three and nine months ended September 30, 2025, we recorded an income tax provisions of $0.3 million and $1.8 million on pre-tax losses of $22.6 million and $86.8 million for effective tax rates of (1.5)% and (2.1)%, respectively. For the three and nine months ended September 30, 2024, we recorded an income tax provision of $0.1 million and $0.5 million, respectively, on pre-tax losses of $14.5 million and $131.9 million for effective tax rates of (0.8)% and (0.4)%, respectively.
The effective tax rate for the three and nine months ended September 30, 2025, and 2024, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
As of July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses (see Note 1 — Nature of Business, Liquidity and Basis of Presentation, section Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act in this Quarterly Report on Form 10-Q). We are evaluating the full effects of the legislation, however we do not expect it to materially change our effective income tax rate for 2025.
For additional information on income taxes, refer to Part II, Item 8, Note 15 — Income Taxes in our 2024 Form 10-K.

15. Net Earnings per Share Available to Common Stockholders
Please refer to the condensed consolidated statements of operations for computation of our net loss per share available to common stockholders, basic and diluted.
The following common stock equivalents were excluded from the computation of our net loss per share available to common stockholders, diluted, for the three and nine months presented as their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Convertible notes	62,029	59,955	59,206	53,357
Stock options and awards	15,519	2,764	16,048	3,084
	77,548	62,719	75,254	56,441
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. For example, forward-looking statements include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to be successful in the AI data center market and new international markets; the rate of AI adoption and demand for data centers; our ability to innovate, develop new products and improve upon our existing products; our ability to anticipate and address customer demand; our strategic partnerships with SK ecoplant Co., Ltd. and Brookfield Asset Management; our competitive position in the energy market for on-site power; future deployment of our Bloom Energy Server systems, Bloom Electrolyzers, and other solutions; our ability to increase efficiency of our products; our ability to market our products successfully in connection with the global energy transition and shifting attitudes around climate change; our business strategy and plans and our objectives for future operations; operating results; the sufficiency of our cash, our cash flows from operating activities, and our liquidity and our ability to obtain financing; projected costs and cost reductions; our ability to increase production capacity and achieve cost reductions in our fuel cell products and installation requirements; the adequacy of our agreements with our suppliers; management’s plans and objectives for future operations; our ability to repay our debt obligations as they come due; trends in average selling prices; the success of our customer financing arrangements and ability to secure financiers to support customer financing needs for our product deployment; capital expenditures; warranty matters; outcomes of litigation; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue; legislative actions and regulatory and environmental compliance; government shutdowns; general business and macroeconomic conditions in our markets including inflationary pressure; our supply chain (including any direct or indirect effects from the Russia-Ukraine war, armed conflicts in the Middle East, or geopolitical developments in China); the impact of tariffs on our supply chain and fuel cell product; the impact of changes in government incentives, including the impact of the IRA and the OBBBA; industry trends; our exposure to foreign exchange, interest and credit risk; and the impact of recently adopted accounting pronouncements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “designs,” “plans,” “predicts,” “targets,” “forecasts,” “will,” “would,” “could,” “can,” “may,” “aim,” “potential,” “mission,” “commit” and similar terms. These statements are based on the beliefs and assumptions of our management based on information currently available to management at the time they are made. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, events, circumstances, outcomes and the timing of certain events to differ materially from future results or outcomes expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in the section titled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our other filings with the SEC. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Description of Bloom Energy
Bloom Energy is a global power solutions company delivering onsite electricity for critical operations. Our mission is to make clean, reliable energy affordable for everyone in the world. We manufacture and deploy proprietary fuel cell technology that is designed to produce ultra-reliable, highly scalable power directly at the point of consumption. Our platform gives enterprises greater control over their energy needs — making power available, enhancing resilience, reducing cost, improving sustainability and supporting business continuity. Bloom’s solutions serve Fortune 500 companies across sectors such as data centers, semiconductor manufacturing, AI infrastructure, utilities, and other commercial and industrial operations. As global demand for electricity rises and grid constraints worsen, onsite generation is becoming an essential part of the modern energy strategy. Bloom systems are designed to operate continuously — whether grid-connected, off-grid, or as part of a hybrid architecture — enabling customers to navigate today’s energy challenges with speed and certainty. Headquartered in Silicon Valley, Bloom Energy has deployed more than 1.5 gigawatts of low-carbon power across over 1,200 sites worldwide.

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
We enable customers to address these energy market challenges by offering fuel flexible solutions designed to provide cost predictable, resilient, and reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their business, economic, regulatory, and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection costs, availability and timing, redundant back up power requirements, cost requirements, and sustainability profiles. These factors may influence a customer’s decision to pursue an alternative on-site power solution like ours.
Proposed and enacted policies that have emerged in 2025 may also affect customer demand for power solutions. For example, changes to permitting rules could accelerate domestic fossil fuel infrastructure production, while proposals to limit environmental reviews under the National Environmental Policy Act and other statutes could incentivize investment in, and reduce the cost of, fossil fuels, including natural gas. At the same time, federal directives and state proposals to halt new permits for wind projects, particularly offshore wind, could slow renewable energy adoption and decrease the projected available supply of renewable energy. Bloom stands ready to meet these new opportunities with our low-emission Energy Server systems.
Many data center customers and other large power users have signed exclusivity arrangements with their utilities, and this often creates a more complicated dynamic for them to move to an on-site solution. Rising natural gas costs in some regions, increases in gas distribution rates, limited availability of supply, and disruptions in global gas markets have increased the cost of power solutions for customers and, in certain cases where fuel is unavailable, have resulted in a complete inability to operate the systems. In the U.S., the lack of, or slow development in, pipeline infrastructure has, in the past, impacted the timing of customers being able to take advantage of our power solution opportunities. In certain jurisdictions in the U.S. and Europe, natural gas bans have prevented the use of our power solutions unless alternative fuels are available.
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
Key Macro Trends
Increases in Demand for Power, Driven by Data Centers and Artificial Intelligence (AI)
Demand for power has continued to significantly outpace available grid-based generation supply, with the need for additional power becoming increasingly acute. According to a report by Berkeley Lab, as of the end of 2024, nearly 2,300 gigawatts (GW) of total generation and storage capacity were actively seeking connection to the grid, which is almost twice the country’s current installed capacity. Key factors that have driven the increasing demand include the transition towards the electrification of transportation and buildings, the reshoring of manufacturing and the rapid adoption of AI. AI in particular has led to the expansion of existing data centers and plans for new greenfield data centers including AI factories, and federal incentives for domestic manufacturing, including semiconductor and battery production. These factors, along with economic growth, have placed significant stress on grid supply and have led more companies to consider on-site distributed power, including Bloom Energy Server systems, to meet their power needs.
Time to Power Increases as Power Demand/Supply Mismatch Grows
The increase in power demand has elevated the importance of time to power. Bloom Energy Server systems can be configured as on-site fully-islanded, microgrid solutions that are not interconnected to the grid, which often can provide a customer power in months instead of years. Many utilities have informed data center and manufacturing customers that they cannot interconnect for a period of years because the utility has no power available to serve a customer’s needs, thus making the Bloom Energy Server system an attractive alternative. In addition, our fully-islanded microgrid solutions can provide power on-site, without the need for costly transmission and distribution system upgrades that often are required before a customer can interconnect to the electrical grid. We are seeing greater interest in fully-islanded, microgrid solutions among data center customers because of these interconnection-related delays. If a customer desires back up power or a “grid parallel” solution in combination with the Bloom Energy Server system, required interconnection studies and lengthy interconnection queues may remain, eroding the time to power value proposition.
Co-locating Large Loads with Distributed Generation Configured as Islanded Microgrids are Gaining Traction as Energy Solutions to Bypass Long Interconnection Queues and Transmission Upgrades
Our islanded microgrid solution allows data center and other customers the ability to skip the interconnection queue and start construction. A key to this solution is that our Be FlexibleTM load following capability allows our fuel cell solution to follow a customer’s variable loads without the need to import power from the transmission grid. We believe avoiding lengthy interconnection queues is key to unlocking time to power for our customers. Our islanded microgrid solution also creates ratepayer savings by reducing congestion charges resulting from constraints on the transmission grid and avoiding the need for network transmission investments and upgrades that may be allocated to all ratepayers. In addition to serving a single customer as a distributed generation microgrid solution, our technology can also be used by utilities as an energy transmission asset, helping them serve customers while avoiding the costs of building new transmission and distribution infrastructure.
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
Fuel Flexible Solutions Address Reliability Concerns as well as Near- and Long-term Sustainability Considerations
The impacts of climate change, including more severe and unpredictable weather events, have placed additional strain on aging utility grids and contributed to periods of power outages for those reliant on them. In addition, the recognition of the threat of climate change has led companies and governments to set ambitious emissions goals to reduce the release of carbon dioxide to the atmosphere. Large increases in demand for power are expected to challenge prevailing carbon reduction trajectories when large power users turn to conventional solutions to meet their needs. The Energy Server system is able to provide highly available power to displace dirtier and less efficient conventional combustion solutions like turbines and engines. Deeper decarbonization potential is enabled through fuel flexibility, heat capture (“CHP”) offerings and carbon capture utilization and storage (“CCUS”) capability. In addition to natural gas, our non-combustion power solutions are designed to run on biofuels or hydrogen, emit near-zero criteria pollutants, and use no water during steady state operation.
Other Factors Affecting our Performance
Shifting Regulatory Environment
In the U.S., the ITC for fuel cells operating on non-zero-carbon fuels expired on December 31, 2024, under the IRA. Prior to the expiration, the Company and its customers utilized compliant safe harbor mechanisms to secure future deployment of a certain volume of Energy Server systems that can be placed in service through 2028. The safe harbor mechanism under the

IRA provides up to a 50% ITC credit for qualifying fuel cell projects. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law and under new Section 48E, it restores the ITC at 30% for fuel cell property without regard to emissions for projects beginning construction after December 31, 2025. The 30% tax credit is available at 100% through 2033 and then will be subject to a three-year phase at 75%, 50% and 0%. Under Section 48E, fuel cell property is not eligible for the additional domestic content or energy community credits and our projects will be limited to a 30% ITC credit.
Additionally, the OBBBA introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X. These provisions establish a threshold of non-FEOC content that must be met by fuel cell projects beginning construction in 2026 and by manufactured components produced beginning in 2026. Although the rules are still being finalized, given the location of our supply chain we don’t expect the FEOC provisions to limit our fuel cell products’ ability to qualify for the tax credit or to otherwise increase our supply chain costs in an attempt to qualify. However, they may affect our future decisions around expansion or domestic supply chain investments. In response, we are working to align our development and sourcing strategies with the new credit framework and actively working with our partners and policymakers to support continued momentum for clean, reliable distributed energy solutions. We believe the long-term clarity and stability of the revised ITC for fuel cell property enhances our competitive position, although the phasedown beginning after 2033 and future legislative or regulatory changes could still impact customer economics and our growth.
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
Hydrogen Market Developments
The timing of the development of hydrogen and the hydrogen market ecosystem is relevant to our business as it is a fuel that can be utilized in our Energy Server systems that support decarbonization efforts and we have an electrolyzer technology to produce hydrogen. The interest, investment, and stimulation of clean hydrogen in the U.S., Europe and in many other regions across the globe have not yet had significant impacts on the supply of hydrogen. To date, while the number of proposed hydrogen production projects has grown rapidly, only a small fraction has reached the final investment decision stage, and an even smaller fraction has been deployed. In addition, the infrastructure needed to transport hydrogen, whether through pipelines or maritime or land-based tankers, is currently only sufficient for existing uses, and has not begun to be significantly extended for anticipated future uses, with hydrogen blending and other approaches remaining at pilot stages. It remains unclear whether regulators in some jurisdictions will allow hydrogen to be introduced into gas distribution systems, which could limit our customers’ ability to transport hydrogen from the point of production to the point of consumption. Additionally, while U.S. Treasury Department rules regarding the use of market-based renewable energy have been clarified, hurdles remain that could hinder the large-scale development of hydrogen projects. Finally, the OBBBA significantly reduces the ITC for hydrogen under Section 45V as it terminates the Section 45V credit for projects that begin construction after December 31, 2027.
Lengthening Sales Cycles
Many of the factors discussed, including the development size, scale and complexity, permitting and financing timelines for many projects and the number of discreet parties involved have lengthened the selling cycles for our products and we have experienced delays in our anticipated bookings as a result. Our revenue, margins, and cash flow in any given year depend on bookings from prior years as well as current-year bookings. Historically, the majority of our bookings have occurred in the second half of the year, with a significant portion in the fourth quarter, and we expect this trend to continue in 2025. However, if a substantial portion of our anticipated bookings is delayed beyond our expectations, our revenue, margins, and cash flow for the relevant period could be materially adversely impacted.
Supply Chain Constraints and Trade Tariff Uncertainties
We continue to see effects from global supply chain tightness due to the current inflationary environment, war in Ukraine, armed conflicts in the Middle East and trade tensions between the U.S. and China as well as other countries. While we have not experienced any significant component shortages to date, we are facing pressures from inflation. These dynamics could worsen as a result of continued geopolitical instability or escalation of current military conflicts or trade tensions. The current administration has implemented new tariffs on all trade partners and is in the process of negotiating trade deals. As of the date of the filing on Form 10-Q, in light of other cost cutting measures we have implemented we currently expect an adverse impact on gross margin of approximately one percent for the fiscal year 2025.
Our supply chain is not dependent on China. However, China as a country supplies multiple components including 70% of rare earth metals used in electronic and electromechanical components that are part of our tier 2 and tier 3 sub-assembly suppliers. The continued escalation of trade tensions between China and the U.S. could impact our ability to source these components. In addition, significant tariffs on imports from other countries where we do source materials could impact our costs. Throughout 2025, the current administration announced, imposed and/or negotiated new tariffs and/or reciprocal tariffs with certain countries. To date, any impact on our business has been offset with other cost measures. Changes in U.S. or international trade policies, including an escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the United States could adversely impact our ability to source necessary components, manufacture products at competitive costs, or sell our products at prices customers are willing to pay. Any such developments could materially and adversely affect our business operations, results of operations and cash flows.
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
Project Financing Constraints
As we grow our business globally and increase the size and number of customer orders, we will need to secure new customer financing options, and we will need to increase the amount of financing available as well as the number of financing partners. As we offer an innovative new technology solution, obtaining new financing partners and available funds for customer financings often involves a rigorous and timely due diligence process on our technology, manufacturing and service capabilities. While we were successful in securing a new financing arrangement with Brookfield Asset Management (“Brookfield”) in the third quarter of 2025, in light of the potential power needs for AI data center sites and resultant mega-watt size, additional financing is likely. If we are unable to obtain adequate financing for our customers who prefer third-party financing over purchasing the Energy Server system directly, our revenue could be delayed or impacted. In addition, our ability to arrange financing for our products depends partly on the creditworthiness of our customers, and any deterioration in their credit ratings could impact that financing. When interest rates rise, the cost of financing for our customers also increases, and financing our installations may require a higher rate of return, which can place pressure on our margins.
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
Liquidity and Capital Resources
As of September 30, 2025, and December 31, 2024, we had unrestricted cash and cash equivalents of $595.1 million and $802.9 million, respectively. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $524.2 million and $749.4 million as of September 30, 2025, and December 31, 2024, respectively. We seek to maintain these balances with high-credit-quality counterparties, regularly monitor our credit exposure to any single issuer, and diversify our investments to minimize risk.
On May 7, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of its 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”). Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged (the “Debt Exchange”) for $115.7 million in aggregate principal amount of the 3.0% Green Convertible Senior Notes due June 2029 (the “3.0% Green Notes due June 2029”). As a result of the Debt Exchange, the Company recorded a $32.3 million loss on early extinguishment of debt, included within the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025. As of August 15, 2025, the maturity date, the remaining $2.2 million aggregate principal amount of the Company’s 2.5% Green Notes outstanding following the Debt Exchange, was settled through the issuance of the Company’s Class A common stock. For details of the Debt Exchange and debt settlement, see Part I, Item 1, Note 8 — Outstanding Loans and Security Agreements, sections Convertible Senior Notes Debt Exchange and 2.5% Green Notes Settlement in this Quarterly Report on Form 10-Q.
As of September 30, 2025, we had $1,128.0 million of recourse debt, $4.3 million of non-recourse debt, and $9.7 million of other long-term liabilities. As of September 30, 2025, $1.4 million and $1,130.9 million of our debt were classified as short-term and long-term, respectively. As of December 31, 2024, we had $1,124.7 million of recourse debt, $4.1 million of non-recourse debt, and $9.2 million of other long-term liabilities. As of December 31, 2024, $114.4 million and $1,014.4 million of our debt were classified as short-term and long-term, respectively. For a complete description of our outstanding debt, please see Part II, Item 8, Note 17 — Outstanding Loans and Security Agreements in our 2024 Form 10-K.
The combination of our cash and cash equivalents and cash flow expected to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or not received in a timely manner to meet our near-term or future liquidity needs, we may require additional equity or debt financing to fund our operations, manufacturing capacity, product development, and market expansion initiatives, as well as to respond to competitive pressures or strategic opportunities. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. During the nine months ended September 30, 2024, we factored $184.2 million of accounts receivable. There were no factoring arrangements during the nine months ended September 30, 2025. However, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit on our financial and operational flexibility. Although we currently do not have any floating-rate notes on our balance sheet, our overall cost of capital may increase if interest rates rise and we refinance our fixed-rate convertible notes. If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders could experience dilution in their ownership percentage, and any new securities may have rights, preferences, and privileges senior to those of our common stock.
Our future capital requirements depend on a variety of factors, including our rate of revenue growth; the timing and extent of spending on research and development and other business initiatives; increases in our manufacturing capacity; the pace and volume of system builds; the need for additional working capital; the expansion of our sales and marketing activities in both domestic and international markets; market acceptance of our products; selling models and vehicles required by customers; our ability to secure financing for customer use of our products; the timing of installations and related inventory build in anticipation of future sales; and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing in future quarters may affect our results of operations, including our revenues and cash flows.
A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024

Net cash (used in) provided by:
Operating activities	$(304,124)	$(392,230)
Investing activities	(58,299)	(47,710)
Financing activities	37,486	244,387
Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash used in operating activities for the nine months ended September 30, 2025, was primarily driven by changes in working capital totaling $418.2 million. These changes included: (1) a $189.4 million increase in accounts receivable and contract assets, reflecting the timing of billing milestones, (2) a $187.2 million decrease in deferred revenue and customer deposits, primarily due to the timing of customer acceptances, and (3) a $179.2 million increase in inventory to support anticipated future demand. These impacts were partially offset by (i) a $102.0 million benefit from the timing of vendor payments, (ii) a $34.2 million decrease in deferred cost of revenue, and (iii) a $1.5 million decrease in prepaid expenses and other current assets.
Net cash used in operating activities for the nine months ended September 30, 2025, was $304.1 million, representing a $88.1 million increase compared to the same period in the prior year. The year-over-year change was primarily driven by: (1) an increase of $169.3 million attributable to deferred revenue and customer deposits, (2) an increase of $101.9 million attributable to accounts payable and accrued expenses, (3) an increase of $95.9 million attributable to inventories, (4) an increase of $34.0 million attributable to contract assets, and (5) an increase of $29.2 million attributable to deferred cost of revenue, partially offset by a decrease of $174.7 million attributable to accounts receivable.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity, and investments in unconsolidated affiliates. Cash used in investing activities during the nine months ended September 30, 2025, was $58.3 million, an increase of $10.6 million compared to the same period in the prior year. The increase was primarily due to a $24.6 million investment in the joint ventures between the Company and Brookfield (see Part I, Item 1, Note 7 — Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q), partially offset by a $13.9 million decrease in expenditures on tenant improvements for a leased engineering and manufacturing facility in Fremont, California, which opened in July 2022. We expect to continue to make capital investments over the next few quarters to expand production capacity at our manufacturing facility in Fremont, California, which includes the purchase of new equipment and other tenant improvements. We intend to fund these capital expenditures from cash on hand as well as cash flow expected to be generated from operations. We may also evaluate and arrange equipment lease financing to fund this capital expenditures.
Financing Activities
Our financing activities consist of proceeds from issuance and repayment of debt, payment of debt issuance costs, proceeds from and repayments of financing obligations, contributions from noncontrolling interests, proceeds from issuance of our common stock, payment of dividends, and other cash flows from financing activities. Net cash provided by financing activities during the nine months ended September 30, 2025, was $37.5 million, a decrease of $206.9 million, as compared to the prior year period, predominantly due to (1) a decrease in proceeds from issuance of debt of $402.5 million, (2) a decrease in contributions from noncontrolling interest of $4.0 million, and (3) a decrease in proceeds from financing obligations of $1.8 million, partially offset by (i) a decrease in cash outflows of $150.4 million for repayment of debt and debt issuance costs, (ii) an increase in proceeds from issuance of common stock of $38.9 million, and (iii) a decrease in repayment of financing obligations of $11.4 million.
Net cash provided by financing activities for the nine months ended September 30, 2025, consisted primarily of (1) the proceeds from issuance of common stock of $50.0 million and (2) other cash inflows from financing activities of $0.2 million, partially offset by (i) the repayment of financing obligations of $8.4 million, (ii) payment of debt issuance cost of $3.3 million as a result of the Debt Exchange (see Part I, Item 1, Note 8 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange in this Quarterly Report on Form 10-Q), and (iii) dividend payment of $0.9 million.
We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through issuing the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 in the second quarter of 2024 and 2023, respectively, as well as financing activities with SK ecoplant in the first quarter of 2023. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part I, Item 1, Note 8 — Outstanding Loans and Security Agreements of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors — Risks Related to Our Liquidity — Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs section in our 2024 Form 10-K, for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Purchase and Financing Options in our 2024 Form 10-K.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Server systems. The portion of total revenue attributable to each purchase option in the three and nine months ended September 30, 2025, and 2024, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Direct purchase (including third-party PPAs and international channels)	98%	94%	97%	93%
Managed services	2%	6%	3%	7%
	100%	100%	100%	100%
Delivery and Installation
For information on delivery and installation of our Energy Server systems, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Delivery and Installation in our 2024 Form 10-K.
Performance Guarantees
As of September 30, 2025, and December 31, 2024, we had incurred no liabilities due to failure to repair or replace the Energy Server systems pursuant to any performance warranties made under the Operations & Maintenance (“O&M Agreements”).
For O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $588.1 million (including $460.8 million related to portfolio financing entities and $127.3 million related to all other transactions, and including payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $476.6 million as of September 30, 2025. For the nine months ended September 30, 2025, and 2024, we made performance guarantee payments of $17.0 million and $18.8 million, respectively.

International Partners
There were no significant changes in our international channel partners during the nine months ended September 30, 2025. For information on international channel partners, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, International Channel Partners section in our 2024 Form 10-K.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and nine months ended September 30, 2025, and 2024 is presented below.
Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$384,314	$233,770	$150,544	64.4%	$892,794	$613,442	$279,352	45.5%
Installation	65,773	32,052	33,721	105.2%	136,796	86,229	50,567	58.6%
Service	58,607	50,761	7,846	15.5%	166,604	159,752	6,852	4.3%
Electricity	10,354	13,816	(3,462)	(25.1)%	50,117	42,040	8,077	19.2%
Total revenue	$519,048	$330,399	$188,649	57.1%	$1,246,311	$901,463	$344,848	38.3%
Total Revenue
Total revenue increased by $188.6 million, or 57.1%, for the three months ended September 30, 2025, compared to the same period in the prior year. This increase was driven by a $150.5 million increase in product revenue, a $33.7 million increase in installation revenue, and a $7.8 million increase in service revenue, partially offset by a $3.5 million decrease in electricity revenue.
Total revenue increased by $344.8 million, or 38.3%, for the nine months ended September 30, 2025, compared to the same period in the prior year. This increase was driven by a $279.4 million increase in product revenue, a $50.6 million increase in installation revenue, a $8.1 million increase in electricity revenue, and a $6.9 million increase in service revenue.
Product Revenue
Product revenue increased by $150.5 million, or 64.4%, and by $279.4 million, or 45.5%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. These increases were primarily driven by stronger demand for our products and improved pricing.
Installation Revenue
Installation revenue increased by $33.7 million, or 105.2%, and by $50.6 million, or 58.6%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. These increases were primarily driven by the timing of key project milestones particularly to meet our time to power milestones on certain key sites requiring our installation services during the third quarter and the first nine months of fiscal year 2025, improved deal pricing, and a one-time customer settlement.
Service Revenue
Service revenue increased by $7.8 million, or 15.5%, and by $6.9 million, or 4.3%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. These increases were primarily driven by higher revenue from maintenance contracts associated with our fleet of Energy Server systems, which contributed $8.5 million and $8.3 million, respectively, partially offset by higher product performance guarantee costs of $0.6 million and $1.3 million, respectively. Service revenue for both periods was impacted by a reduction in revenue from part of our established install base, as specified by our revenue contracts with customers.

Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue decreased by $3.5 million, or 25.1%, for the three months ended September 30, 2025, and increased by $8.1 million, or 19.2%, for the nine months ended September 30, 2025, compared to the same periods in the prior year. For the three months ended September 30, 2025, the decrease was attributed mainly to reduced straight-line electricity revenue following the repowering of certain Managed Services related sites. The increase for the nine months ended September 30, 2025, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner, partially offset by lower straight-line electricity revenue resulting from repowering of certain Managed Services related sites.
Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Product	$249,794	$155,124	$94,670	61.0%	$588,113	$432,213	$155,900	36.1%
Installation	59,921	35,688	24,233	67.9%	131,460	95,339	36,121	37.9%
Service	51,834	51,363	471	0.9%	154,100	160,270	(6,170)	(3.8)%
Electricity	5,824	9,490	(3,666)	(38.6)%	25,133	28,310	(3,177)	(11.2)%
Total cost of revenue	$367,373	$251,665	$115,708	46.0%	$898,806	$716,132	$182,674	25.5%
Total Cost of Revenue
Total cost of revenue increased by $115.7 million, or 46.0%, for the three months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily driven by a $94.7 million increase in cost of product revenue, a $24.2 million increase in costs of installation revenue, and a $0.5 million increase in cost of service revenue, partially offset by a $3.7 million decrease in cost of electricity revenue.
Total cost of revenue increased by $182.7 million, or 25.5%, for the nine months ended September 30, 2025, compared to the same period in the prior year. The increase was driven by a $155.9 million increase in cost of product revenue, and a $36.1 million increase in costs of installation revenue, partially offset by a $6.2 million decrease in cost of service revenue, and a $3.2 million decrease in cost of electricity revenue.
Cost of Product Revenue
Cost of product revenue increased by $94.7 million, or 61.0%, and by $155.9 million, or 36.1%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. Product costs increased primarily due to (1) higher sales volumes driven by increased demand for our Energy Server systems, and (2) inventory reserve and other asset impairments totaling $21.8 million related to our Electrolyzer assets. The increases were partially offset by ongoing improvements in manufacturing efficiency and automation that reduced material, labor, and overhead costs.
Cost of Installation Revenue
Cost of installation revenue increased by $24.2 million, or 67.9%, and by $36.1 million, or 37.9%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. These increases were predominantly driven by the timing of key project milestones as it relates to providing time to power solutions for a key hyperscaler and other sites requiring our installation services during the third quarter and the first nine months of fiscal year 2025.
Cost of Service Revenue
Cost of service revenue increased by $0.5 million, or 0.9%, for the three months ended September 30, 2025, and decreased by $6.2 million, or 3.8%, for the nine months ended September 30, 2025, compared to the same periods in the prior year. The increase for the three months ended September 30, 2025, was primarily driven by an increase in maintenance material costs of $2.5 million. The increase was partially offset by (a) a reduction in the deployment of field replacement units, contributing to cost savings of $4.5 million, and (b) our cost reduction efforts to manage fleet optimizations. Net change for the three months ended September 30, 2025, was immaterial.
The decrease for the nine months ended September 30, 2025, was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $20.3 million, (2) lower rework and production costs of $1.3 million; and (3) our cost reduction efforts to manage fleet optimizations. These reductions were partially offset by an increase in maintenance material costs of $5.3 million.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $3.7 million, or 38.6%, and by $3.2 million, or 11.2%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2025, was attributed mainly to reduced straight-line electricity revenue following the repowering of certain Managed Services related sites. The decrease for the nine months ended September 30, 2025, was mainly due to the reduction in the number of installed units, partially offset by redeploying assets for our partner to enable a one-time settlement of a customer contract.
Gross Profit (Loss) and Gross Margin

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,			September 30,
	2025	2024		2025	2024
	(dollars in thousands)
Gross profit (loss):
Product	$134,520	$78,646	$55,874	$304,681	$181,229	$123,452
Installation	5,852	(3,636)	9,488	5,336	(9,110)	14,446
Service	6,773	(602)	7,375	12,504	(518)	13,022
Electricity	4,530	4,326	204	24,984	13,730	11,254
Total gross profit	$151,675	$78,734	$72,941	$347,505	$185,331	$162,174

Gross margin:
Product	35%	34%		34%	30%
Installation	9%	(11)%		4%	(11)%
Service	12%	(1)%		8%	—%
Electricity	44%	31%		50%	33%
Total gross margin	29%	24%		28%	21%
Total Gross Profit
Total gross profit increased by $72.9 million in the three months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily due to (1) a $55.9 million increase in product gross profit, (2) a $9.5 million increase in installation gross profit, and (3) a $7.4 million increase in service gross profit. There were no material fluctuations in electricity gross profit.
Total gross profit increased by $162.2 million in the nine months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily due to (1) a $123.5 million increase in product gross profit, (2) a $14.4 million increase in installation gross profit, (3) a $13.0 million increase in service gross profit, and (4) a $11.3 million increase in electricity gross profit.
Product Gross Profit
Product gross profit increased by $55.9 million and $123.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. This increase was primarily driven by (1) an increase in demand for our products and better pricing, largely attributable to the joint venture with Brookfield on a major hyperscaler project, and (2) our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation. The increase was partially offset by inventory reserve and other asset impairments totaling $21.8 million related to Electrolyzer assets.
Installation Gross Profit (Loss)
Installation gross profit (loss) improved by $9.5 million and $14.4 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The changes for the periods were primarily driven by (1) the timing of key project milestones for sites requiring our installation services during the third quarter and the first nine months of fiscal year 2025, respectively, and (2) improved deal pricing and one-time customer settlement.
Service Gross Profit (Loss)
Service gross profit (loss) improved by $7.4 million and $13.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The improvement for the three months ended September 30, 2025, was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $4.5 million; (2) a $8.5 million increase in revenue from maintenance contracts associated with our fleet of Energy Server systems; and (3) our cost reduction efforts to proactively manage fleet optimizations. The improvement was partially offset by an increase in maintenance material costs of $2.5 million.
The improvement for the nine months ended September 30, 2025, was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $20.3 million, (2) a $8.3 million increase in revenue from maintenance contracts associated with our fleet of Energy Server systems, (3) lower rework and production costs, which declined by $1.3 million, and (4) our cost reduction efforts to proactively manage fleet optimizations. The improvement was partially offset by: (i) higher repair and overhaul expenses of $9.0 million, due to the aging fleet of the Energy Server systems requiring more service, partially mitigated by the repowering of our PPA and Managed Services portfolios; (ii) an increase in maintenance material costs of $5.3 million; and (iii) a $1.3 million increase in product performance guarantee costs, reflecting the effects of fleet degradation.
Electricity Gross Profit
Electricity gross profit increased by $0.2 million and $11.3 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2025, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner. The year over year change for the three months ended September 30, 2025, was immaterial.
Operating Expenses

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$48,724	$36,315	$12,409	34.2%	$130,104	$109,164	$20,940	19.2%
Sales and marketing	41,995	14,667	27,328	186.3%	88,326	46,167	42,159	91.3%
General and administrative	53,110	37,403	15,707	42.0%	143,802	111,797	32,005	28.6%
Total operating expenses	$143,829	$88,385	$55,444	62.7%	$362,232	$267,128	$95,104	35.6%
Total Operating Expenses
Total operating expenses increased by $55.4 million and $95.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. This increase was primarily attributable to the following factors: (1) employee compensation and benefits, which increased by $31.6 million and $62.9 million, respectively, largely due to higher stock-based compensation and variable compensation expenses, (2) consulting, advisory, and professional services costs increased by $17.0 million and $22.0 million, respectively, as we have launched key hyperscaler projects, (3) consumable laboratory supplies and other lab-related costs, which increased by $5.4 million and $7.2 million, respectively, reflecting expanded research activities, (4) computer equipment costs, which increased by $1.4 million and $4.2 million, respectively, primarily due to increased spending on hardware and software maintenance, (5) travel and entertainment expenses increased by $0.8 million and $1.9 million, respectively, due to higher in-person engagement and event participation, (6) depreciation expenses, which increased by $0.6 million and $1.7 million, respectively, and (7) facilities costs, which increased by $0.1 million and $1.4 million, respectively, predominantly due to higher utility expenses, partially offset by lower rent and common area maintenance costs. These increases were partially offset by (i) a reduction in office expenses of $1.1 million and $3.2 million, respectively, predominantly related to lower factoring and financing fees, and (ii) a decrease in other operating expenses of $0.9 million and $3.5 million for the three and nine months ended September 30, 2025, respectively.
Research and Development
Research and development expenses increased by $12.4 million and $20.9 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily driven by: (1) employee compensation and benefits, which increased by $7.5 million and $15.1 million, respectively, largely due to higher stock-based compensation and variable compensation expenses, (2) consumable laboratory supplies and other lab-related costs, which increased by $5.1 million and $6.7 million, respectively, reflecting expanded research activities, (3) computer equipment costs, which increased by $0.3 million and $1.1 million, respectively, primarily due to increased spending on hardware and software maintenance, and (4) an increase in travel and entertainment expenses of $0.4 million for the nine months ended September 30, 2025, due to higher in-person engagement and event participation. These increases were partially offset by a decrease in other research and development expenses of $0.6 million and $2.5 million for the three and nine months ended September 30, 2025, respectively.
Sales and Marketing
Sales and marketing expenses increased by $27.3 million and $42.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily attributable to the following factors: (1) consulting, advisory, and professional services costs, which increased by $16.7 million and $19.6 million, respectively, due to our efforts to continue to expand in Data Center vertical and become an industry standard for onsite power, (2) employee compensation and benefits, which increased by $9.1 million and $19.1 million, respectively, largely driven by higher stock-based compensation and variable compensation expenses, (3) travel and entertainment expenses, which increased by $0.5 million and $1.3 million, respectively, due to higher in-person engagement and event participation, and (4) office and other expenses, which increased by $0.5 million and $1.0 million, respectively, primarily due to higher subscription and software-related costs.
General and Administrative
General and administrative expenses increased by $15.7 million and $32.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase was primarily driven by: (1) employee compensation and benefits, which increased by $15.0 million and $28.6 million, respectively, primarily due to higher stock-based compensation expenses driven by new equity awards granted to our executives, including the Chief Executive Officer on December 18, 2024, as well as higher variable compensation expenses, (2) computer equipment costs, which increased by $1.0 million and $2.9 million, respectively, driven by higher spending on hardware and software maintenance, (3) depreciation expenses, which increased by $0.5 million and $1.6 million, respectively, (4) consulting, advisory, and professional services costs, which increased by $0.4 million and $2.3 million, respectively, reflecting greater use of external resources to support finance team, and (5) facilities costs, which increased by $0.1 million and $1.2 million, respectively, primarily due to higher utility expenses, partially offset by lower rent and common area maintenance costs. These increases for the three and nine months ended September 30, 2025, were partially offset by (i) a reduction in office expenses of $1.6 million and $4.4 million, respectively, predominantly related to lower factoring and financing fees, and (ii) a decrease in other general and administrative expenses of $0.4 million and $1.1 million, respectively.

Stock-Based Compensation

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$5,719	$3,778	$1,941	51.4%	$16,262	$11,702	$4,560	39.0%
Research and development	8,205	5,313	2,892	54.4%	23,945	16,405	7,540	46.0%
Sales and marketing	7,145	2,684	4,461	166.2%	16,975	8,044	8,931	111.0%
General and administrative	17,084	5,282	11,802	223.4%	43,350	19,189	24,161	125.9%
Total stock-based compensation	$38,153	$17,057	$21,096	123.7%	$100,532	$55,340	$45,192	81.7%
Total stock-based compensation expense for the three months ended September 30, 2025, increased by $21.1 million compared to the same period in the prior year. This increase was primarily attributable to a $19.7 million increase in expense related to performance stock units (PSUs) and restricted stock units (RSUs), and an increase of stock-based compensation costs related to stock options of $0.7 million, partially offset by $0.7 million consisting of capitalized stock-based compensation expenses and stock-based compensation cash component. The higher expense was mainly driven by (1) new equity awards granted to both executive and non-executive employees, including new awards for our CEO granted on December 18, 2024, and (2) an increase in Bloom’s share price.
Total stock-based compensation expense for the nine months ended September 30, 2025, increased by $45.2 million compared to the same period in the prior year. This increase was primarily attributable to an increase of stock-based compensation related to PSUs and RSUs of $40.9 million, an increase in stock-based compensation costs related to the 2018 ESPP of $3.2 million, and an increase of stock-based compensation costs related to stock options of $2.1 million, partially offset by a $1.0 million consisting of capitalized stock-based compensation expenses and stock-based compensation cash component. The increase was primarily driven by (1) new awards for our CEO granted on December 18, 2024, (2) increase in a number of granted RSUs provided to all employees of the Company starting fiscal year 2025, (3) an increase in Bloom’s share price, and (4) an increase in contributions to 2018 ESPP.
Other Income and Expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,			September 30,
	2025	2024		2025	2024
	(in thousands)
Interest income	$5,292	$6,456	$(1,164)	$20,468	$20,417	$51
Interest expense	(14,390)	(16,763)	2,373	(43,241)	(46,685)	3,444
Equity in loss of unconsolidated affiliates	(19,599)	—	(19,599)	(19,599)	—	(19,599)
Other (expense) income, net	(1,362)	5,821	(7,183)	3,059	3,667	(608)
Loss on extinguishment of debt	—	—	—	(32,340)	(27,182)	(5,158)
Gain (loss) on revaluation of embedded derivatives	(411)	(386)	(25)	(402)	(316)	(86)
Total	$(30,470)	$(4,872)	$(25,598)	$(72,055)	$(50,099)	$(21,956)
Interest Income
Interest income is derived from investment earnings on our cash balances, primarily from money market funds. An increase of $1.2 million for the three months ended September 30, 2025, and a decrease of $0.1 million for the nine months ended September 30, 2025, compared to the same periods in the prior year, were primarily due to fluctuations in average cash balances in our money market funds for the respective periods.
Interest Expense
Interest expense is primarily due to our debt held by third parties and interest expense related to managed services agreements.

Interest expense decreased by approximately $2.4 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The decrease was primarily driven by lower interest expense of $2.5 million and $8.1 million, respectively, associated with our managed services agreements. The reduction for the nine months ended September 30, 2025, was partially offset by higher interest expense of $4.5 million related to our debt.
The increase in interest expense related to our debt was primarily attributable to (a) the issuance of the 3.0% Green Notes due June 2029 on May 29, 2024, and (b) the subsequent issuance of an additional $115.7 million in aggregate principal amount of these notes as part of the Debt Exchange (see Part I, Item 1, Note 8 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange in this Quarterly Report on Form 10-Q), together contributing an increase in interest expense of $1.0 million and $7.6 million for the three and nine months ended September 30, 2025, respectively. The increase was partially offset by (i) the partial repurchase of the 2.5% Green Notes on May 29, 2024, (ii) the derecognition of $112.8 million in aggregate principal amount of the 2.5% Green Notes as part of the Debt Exchange in May 2025, and (iii) the subsequent conversion in July-August 2025 of $2.2 million aggregate principal amount outstanding to 137,606 shares of Class A common stock (see Part I, Item 1, Note 8 — Outstanding Loans and Security Agreements, section 2.5% Green Notes Settlement in this Quarterly Report on Form 10-Q), which together resulted in a reduction in interest expense of $1.0 million and $3.1 million, respectively.
Equity in Loss of Unconsolidated Affiliates
During the three months ended September 30, 2025, the Company and Brookfield entered into joint venture structures. Brookfield is considered the principal owner, and accounts for the JVs on a consolidated basis. Equity in loss of unconsolidated affiliates represents profit from sales of Energy Server systems to the joint ventures established between the Company and Brookfield for the three months ended September 30, 2025. For details, refer to Part I, Item 1, Note 7 — Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q.
Other (Expense) Income, net
Other (expense) income, net is primarily derived from foreign currency transactions and other income related to managed services transactions. Other (expense) income, net for the three months ended September 30, 2025, worsened by $7.2 million, as compared to the prior year period, primarily as a result of a $5.0 million reduction of other income related to managed services transactions, and an increase in loss from foreign currency transactions of $2.3 million.
Other income, net for the nine months ended September 30, 2025, worsened by $0.6 million, as compared to the prior year period, primarily as a result of a $2.4 million reduction of other income related to managed services transactions, partially offset by a decrease in loss from foreign currency transactions of $2.0 million.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the nine months ended September 30, 2025, was $32.3 million, which was recognized as a result of the Debt Exchange transaction settled on May 13, 2025 (refer to Part I, Item 1, Note 8 — Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange in this Quarterly Report on Form 10-Q). There was no loss on extinguishment of debt for the three months ended September 30, 2025.
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
Loss on Revaluation of Embedded Derivatives
Loss on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. The changes in loss on revaluation of embedded derivatives for the three and nine months ended September 30, 2025, as compared to the prior year period, were immaterial.

Income Tax Provision

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Income tax provision	$336	$109	$227	208.3%	$1,784	$464	$1,320	284.5%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision for the three and nine months ended September 30, 2025, increased by $0.2 million and $1.3 million, respectively, compared to the same periods in the prior year. The changes were primarily due to fluctuations in the effective tax rates on income earned by international entities.
Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2025	2024	Amount	%	2025	2024	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$133	$79	$54	68.4%	$960	$1,662	$(702)	(42.2)%
Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as consolidation of a variable interest entity (“VIE”).
Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2025, increased by $0.1 million and decreased by $0.7 million, respectively, compared to the same periods in the prior year, primarily reflecting changes in income allocated to our noncontrolling interests in the Korean JV, our consolidated VIE.
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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Valuation of Assets and Liabilities of the SK ecoplant Strategic Investment;
•Modification of Performance-Based Stock Unit Awards;

•Income Taxes; and
•Principles of Consolidation.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2024 Form 10-K, provides a more complete discussion of our critical accounting policies and estimates. During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our 2024 Form 10-K, for a more complete discussion of the market risks we consider.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Accounting Officer (our Principal Financial Officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on such an evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
For further information on inherent limitations on effectiveness of internal controls and management’s report on internal control over financial reporting, see Part II, Item 9A, Controls and Procedures in our 2024 Form 10-K.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Part I, Item 1, Note 12 — Commitments and Contingencies in this Quarterly Report on Form 10-Q. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A — RISK FACTORS
Other than as set forth below, there were no material changes in risk factors as disclosed in our 2024 Form 10-K and Quarterly Report on Form 10-Q for the three months ended June 30, 2025.
Our future success depends in part on our ability to increase production capacity for our products, and we may not be able to do so in a timely or cost-effective manner.
We plan to double our factory capacity from 1 gigawatt to 2 gigawatts by the end of 2026. Our ability to complete this expansion, and any future expansions, is subject to significant risks and uncertainties, including delays, cost overruns, geopolitical instability and labor shortages. We also need to hire, train and retain skilled employees to manage this expansion and operate our facilities effectively. The manufacture of our products is capital-intensive, and equipment, once purchased, may break down or require costly maintenance or may become obsolete due to technological improvements or other factors. We may also experience quality control issues as we implement any production upgrades. Expanding manufacturing capacity internationally may also expose us to new laws and regulations including those pertaining to labor and employment, environmental and export/import and carries risks. There is also a possibility that we may not be able to achieve our production targets for a variety of reasons, including reliance on third parties who do not fulfill their obligations to us.
If we are unable to expand our manufacturing facilities or develop our existing facilities to achieve the production throughput necessary to achieve our targeted production rate in a timely manner, we may be unable to further scale our business, which would negatively affect our results of operations and financial condition. Conversely, if the demand for our products or our production output does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, resulting in a greater than expected per unit fixed cost, which would have a negative impact on our financial condition and results of operations.
We are becoming increasingly dependent upon the continued adoption of AI tools, and the resulting growth in AI data centers and their resulting power needs to support our business expansion. Slower expansion of AI data centers due to actual or perceived deceleration in AI adoption or other factors could have an adverse impact on our business, financial condition and results of operations.
While we sell our solutions to customers in a variety of industries and for a variety of applications, we have recently seen a significant increase in demand for Bloom Energy Server systems to meet the power needs of AI data centers, which are experiencing increased demand for reliable, on-site power. These AI data centers are experiencing this increased demand largely as a result of the large power consumption requirements of AI computing and the lack of available generation, transmission and interconnection from the utility grid. A deceleration in AI adoption, changes in customer capital expenditure priorities, financing constraints (including reduced availability of project finance or tax equity), longer permitting or construction lead times, local moratoria or siting restrictions on data centers or distributed generation, or improved grid interconnection timelines could adversely affect AI data centers’ demand for our solutions. The rate at which AI will continue to be adopted, and the resulting increase in power needs by AI data centers and the development of new AI data centers, is inherently difficult to predict and beyond our control. However, if AI adoption does not continue at the pace that we expect, or at all, our business, financial condition and results of operations could be adversely affected.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or Section 16 officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K, except as follows:
On August 11, 2025, KR Sridhar, our Chief Executive Officer, terminated a trading arrangement originally adopted on November 30, 2024. The prior arrangement did not account for certain expiring options. On August 29, 2025, Mr. Sridhar adopted a new trading arrangement intended to comply with the affirmative defense provisions of Rule 10b5-1(c). The new plan is scheduled to expire on August 31, 2026, and provides for the potential sale of up to 375,000 shares, subject to specified pricing conditions.
On August 22, 2025, Satish Chitoori, our Chief Operations Officer, terminated a trading arrangement that had been adopted on March 14, 2025.
Aman Joshi, our Chief Commercial Officer, adopted a trading arrangement intended to satisfy the affirmative defense provisions of Rule 10b5-1(c). The plan was adopted on August 27, 2025, and the plan ends on December 17, 2026. The aggregate number of shares that may be sold under the plan is 212,324 shares, inclusive of shares necessary to cover withholding taxes resulting from the vesting of RSUs or PSUs.

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

BLOOM ENERGY CORPORATION

Date:	October 28, 2025	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	October 28, 2025	By:	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Acting Principal Financial Officer)