Form 10-K
period 2025-12-31
Bloom Energy Corp
filed 2026-02-09
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☑     Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller reporting company  ☐      Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $3.9 billion based upon the closing price of $23.92 per share of our Class A common stock on the New York Stock Exchange on June 30, 2025 (the last trading day of the registrant’s most recently completed second quarter). Shares of Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 2, 2026, there were 280,548,215 shares of the registrant’s Class A common stock, $0.0001 par value, outstanding.
________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K.

Bloom Energy Corporation
Annual Report on Form 10-K for the Year Ended December 31, 2025
Unless the context otherwise requires, the terms “we,” “us,” “our,” “Bloom Energy,” “Bloom” and the “Company” each refer to Bloom Energy Corporation and all of its subsidiaries.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Generally, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” “seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to be successful in the AI data center market and new international markets; the rate of AI adoption and demand for data centers; our ability to innovate, develop new products and improve upon our existing products; our ability to anticipate and address customer demand; our strategic partnerships with SK ecoplant Co., Ltd. and Brookfield Asset Management; our competitive position in the energy market for on-site power; future deployment of our Bloom Energy Server systems, Bloom Electrolyzers, and other solutions; our ability to increase efficiency of our products; our ability to market our products successfully in connection with the global energy transition and shifting attitudes around climate change; our business strategy and plans and our objectives for future operations; operating results; the sufficiency of our cash, our cash flows from operating activities, and our liquidity and our ability to obtain financing; projected costs and cost reductions; our ability to increase production capacity and achieve cost reductions in our fuel cell products and installation requirements; the adequacy of our agreements with our suppliers; management’s plans and objectives for future operations; our ability to repay our debt obligations as they come due; trends in average selling prices; the success of our customer financing arrangements and ability to secure financiers to support customer financing needs for our product deployment; capital expenditures; warranty matters; outcomes of litigation; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue; legislative actions and regulatory and environmental compliance; government shutdowns; general business and macroeconomic conditions in our markets including inflationary pressure; our supply chain (including any direct or indirect effects from the Russia-Ukraine war, armed conflicts in the Middle East, or geopolitical developments related to China); the impact of tariffs on our supply chain and fuel cell product; the impact of changes in government incentives, including the impact of the Inflation Reduction Act of 2022 (the “IRA”) and the One Big Beautiful Bill Act (the “OBBBA”); industry trends; our exposure to foreign exchange, interest and credit risk; and the impact of recently adopted accounting pronouncements.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. as well as those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
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
Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I
ITEM 1—BUSINESS
Overview
Description of Bloom Energy
Bloom Energy is a global leader in onsite power generation, delivering a foundational platform purpose-built for the digital era and the global energy transition. We manufacture a versatile fuel cell energy platform, supporting the commercial availability of two main products: the Bloom Energy Server® fuel cell system for generating electricity and the Bloom Electrolyzer™ for producing hydrogen. Our primary product, the Bloom Energy Server is a proprietary high-temperature solid-oxide fuel cell technology that converts fuels—including natural gas, biogas, and hydrogen—into electricity at high-density without combustion or moving parts, achieving lower emissions and higher efficiency than legacy systems.
We design, manufacture, distribute, and operate the Bloom Energy Server to provide resilient, distributed power for critical operations. Our mission is to make clean, reliable energy affordable, giving enterprises control over cost, resilience, and sustainability. Bloom serves Fortune 500 companies across the data center, semiconductor manufacturing, artificial intelligence (AI) infrastructure, utility, and other industrial sectors.

Headquartered in Silicon Valley, Bloom Energy employs more than 2,000 people worldwide and manufactures its systems in the United States. Bloom has its Energy Server systems deployed across approximately 1,100 sites in 9 countries, empowering businesses and critical infrastructure worldwide.
Our Business
Our systems use high-temperature solid oxide fuel cells—a proprietary solid-state technology developed by Bloom—which leverage an electrochemical, non-combustion process and form the foundation of our platform, differentiation and competitive advantages. Our revenue is derived primarily from product sales of our Energy Server systems, with additional recurring revenue from long-term operations and maintenance agreements that support availability and performance over the contract life.
We operate within a rapidly evolving energy and technology environment. Large-load and critical infrastructure customers across sectors are experiencing increased constraints related to power availability, grid reliability and electricity costs. At the same time, advances in artificial intelligence, shifts in global supply chains and changes in energy policy are influencing how organizations plan, procure and deploy power infrastructure.
These dynamics shaped key macro trends in 2025 that are relevant to our customers, our industry, and the markets we serve:
•Demand for Power is Increasing, Driven by Data Centers and Artificial Intelligence
•Policy Support is Increasing for AI Leadership and Energy Security
•Grid Constraints and Permitting Delays are Extending Time to Power for Traditional New Facilities and Expansions
•Shift Toward Onsite Power Generation is Occurring
•Limitations Among Traditional Original Equipment Manufacturers (OEMs) are Extending Delivery Timelines
•Utility Load Growth and Capacity Constraints are Creating Affordability Pressures
Demand for Power is Increasing, Driven by Data Centers and Artificial Intelligence. U.S. electricity demand has entered a new growth phase after years of limited expansion, driven by a rapid buildout of AI and cloud data centers and renewed investment in domestic manufacturing. AI workloads require significant and continuously available power, while reshoring across sectors such as semiconductors and advanced materials is creating new large loads. Existing electricity customers in states with heavy AI and cloud data center development are also raising concerns over rate increases they attribute to this new demand for power. These developments are reshaping demand patterns and increasing the need for dependable, rapidly deployable power sources.
Policy Support has been Increasing for AI leadership and Energy Security. U.S. federal policy discussions increasingly link AI competitiveness with energy availability, emphasizing the importance of reliable near-term power sources. Recent actions recognize natural gas as a practical bridge resource for meeting immediate load growth while longer-term decarbonization pathways evolve. Over the same period, certain renewable incentives have become more time-limited, affecting the pace and predictability of new renewable additions. We believe these shifts are influencing customer planning and procurement decisions as they evaluate firm, rapidly deployable power options.
Grid Constraints and Permitting Delays are Extending Time to Power for Traditional New Facilities and Expansions. As electricity demand accelerates, grid capacity is not expanding at the same pace. Extended permitting timelines and supply chain constraints dictate that transmission additions remain limited, and generator interconnection queues at the end of 2024 totaled 2,300 gigawatts, with typical timelines extending multiple years and further delays. Even with regulatory reforms, the timelines associated with system upgrades required for reliability and deliverability continue to translate to long lead times. “Time to power” has become a central constraint for organizations planning new facilities or expansions providing an opportunity for power sources like our products that can be co-located where the demand is needed and be grid-independent.
Shift Toward Onsite Power Generation is Occurring. To address schedule certainty and bypass grid bottlenecks, large-load customers—particularly data center operators—are increasingly evaluating onsite generation as part of their energy strategy. Onsite systems, when islanded, can allow customers to control deployment timelines, secure reliable baseload supply and reduce delays associated with lengthy permitting and interconnection processes. Industry analyses and surveys indicate meaningful growth in distributed and onsite generation through the end of the decade.
Limitations Among Traditional OEMs are Extending Delivery Timelines. Traditional power generation OEMs are experiencing extended delivery timelines as demand for firm power solutions increases across data centers, industrial facilities and utility markets. Lead times for turbines, engines and other conventional equipment have lengthened due to global order volumes, supply chain constraints and component availability. In some cases, delivery windows span multiple years, limiting customers’ ability to add capacity on required schedules. We see these constraints contributing to increased interest in modular, rapidly deployable power solutions.
Utility Load Growth and Capacity Constraints are Creating Affordability Pressures. Utilities face rising load growth, cost pressures, and heightened scrutiny from both commercial and residential customers. Large users cite higher rates, reliability challenges and extended interconnection timelines, while households face increased affordability concerns as electricity takes a larger share of monthly spending. These dynamics are prompting utilities to explore more flexible and capital-efficient ways to serve load, including behind-the-meter and sleeved on-site generation arrangements that can be deployed more quickly and without extensive grid upgrades.
Our Markets
Built on the same solid oxide platform, we develop the Energy Server system and the Bloom Electrolyzer with predominantly the same supply chain, manufacturing, and engineering expertise. These solutions share reliability, cost-down, permitting and efficiency advantages. We have driven down our costs through our relentless commitment to innovation and discipline. By delivering either molecules of fuel or electrons, we can serve two different markets with one platform. To date, nearly all of our product revenue has been attributable to sales of our power generating Energy Server system.
Across our markets for the Energy Server, the key macro trends described above are shaping the adoption of onsite power generation for our customers. We organize our power generation markets into three primary categories—Data Centers, Commercial and Industrial (C&I), and Utilities — and view diversification across each of these categories and a variety of geographies as a strategic strength.
Data Centers
AI workloads are increasing demand for reliable, continuously available electricity, and operators are increasingly evaluating onsite generation as part of their power architecture. We participate across multiple channels of the data center ecosystem—including hyperscalers, colocation operators, neocloud providers, developers, and infrastructure investors—each anchored by lighthouse customers and supported by active commercial pipelines. These relationships position us to support evolving requirements for scale, deployment speed, and power availability in large compute environments.
Commercial & Industrial (C&I)
C&I demand spans a diverse set of sectors—including advanced manufacturing, healthcare, retail, education, telecom and other critical infrastructure industries—each responding to macro factors shaping electricity availability, reliability and cost. Across these sectors, customers are encountering constraints that influence where facilities can be located, how quickly they can expand and how they operate. Many are evaluating and adopting onsite power as part of long-term operational and cost-management strategies. We serve this market through a broad portfolio of customer relationships and projects that address planning challenges and customer reliability requirements. The diversity of our C&I footprint provides exposure to multiple industry cycles and demand drivers while expanding the range of applications for onsite generation.
Utilities
As demand for power continues to grow, and time to power becomes increasingly important, utilities are exploring alternative means of producing and supplying energy to their end customers, including our Energy Server systems. Capacity constraints have emerged amongst investor-owned utilities, publicly owned utilities and cooperatives across regions. Bloom Energy Server systems can be installed at the utility’s point of distribution or directly on the customer’s site allowing for a variety of commercial relationships. Additionally, gas producers and utilities are actively looking to serve expanding onsite generation and are potential customers.
Geographic Diversification
The U.S. is currently our largest market by revenue and installed base of our Energy Server systems. South Korea is our second-largest market, where we began commercial operations in 2018 and have grown our footprint to nearly 682 MW of deployed systems, supported by distribution partnerships with SK ecoplant Co., Ltd. and SK eternix Co., Ltd. Beyond the U.S. and South Korea, we are pursuing selective international expansion in markets where natural gas infrastructure, electricity market dynamics, and regulatory conditions create favorable environments for distributed generation. Our activities in Europe and Asia continue to grow from a smaller base, with approaches tailored to local customer needs and energy systems.
The market for the Bloom Electrolyzer is also expected to be largely driven by international demand in the future. The electrolyzer produces hydrogen, which has the potential to open new markets, partnerships, and geographies for the Company. But, given the early stage of the clean hydrogen market’s development, policy support is critical, and we currently observe stronger policy support in international locations than in the U.S.
Our Strategy
Bloom’s strategy is to scale our onsite power platform designed for an era in which electricity availability, deployment speed, and energy economics are becoming defining constraints across industries. We focus on opportunities created by four structural shifts reshaping global energy demand: the rapid expansion of AI infrastructure, persistent limitations in grid capacity, reliability and affordability, and evolving government policy that prioritizes energy independence and U.S. competitiveness in the digital economy.
We execute this strategy cost effectively by advancing our proprietary solid-state fuel cell technology and the broader capabilities required to deploy it at scale. This includes expanding manufacturing capacity, strengthening our operational and installation infrastructure, and accelerating technology development across new applications, performance, cost, and system scalability. These investments reflect our view that power is becoming a foundational layer of the AI and industrial ecosystems, similar to how silicon architectures shaped prior computing eras.
Our differentiation is built on several core attributes: rapid time to power versus traditional OEMs and grid upgrades; our emissions profile on various fuels versus competing technologies; high reliability and resilience; modularity and scalability; and capabilities aligned with AI infrastructure requirements, such as load-following. A multi-year trajectory of cost reductions has expanded the markets we can serve and remains a central focus of our plan. These characteristics allow customers to address power availability constraints, manage deployment timelines and build energy strategies with greater certainty. Near-term, we are prioritizing markets and geographies where these needs are most acute.
Our long-term objective is to establish our solid oxide fuel cell technology as the standard architecture for onsite power across data centers, advanced manufacturing, critical infrastructure, and other sectors globally. As electricity demand accelerates and customers evaluate alternatives to traditional grid-supplied power, we are positioning our fuel cell platform to serve the next generation of power-intensive industries.
At the same time, we are developing pathways toward carbon-free operation, including combined heat and power, carbon capture, biofuels, and hydrogen. These initiatives are intended to support customers’ long-term decarbonization objectives while enabling the reliability and deployment speed required today.

Our Products
Solid-Oxide Platform Architecture
The Bloom Energy Server and Bloom Electrolyzer are both built on a solid oxide fuel cell architecture composed of repeatable fuel cell building blocks—cell printing, stack assemblies, and column configurations—and rely on a common product architecture, and shared supply chain and manufacturing process. This core architecture establishes the platform on which all system configurations and applications are based.
The modular building block design enables Bloom systems to be assembled to support deployments ranging from hundreds of kilowatts to hundreds of megawatts. The unified platform architecture enables multiple deployment configurations and applications to serve customer goals, and allows for improvements in stack materials, operating performance or manufacturing processes to flow through all products.
Flexibility is designed into the architecture. While most Energy Server deployments use natural gas as fuel, there is no combustion, which results in the Energy Server having a better emissions profile versus competing technologies using natural gas. Moreover, the systems can also operate on biogas, hydrogen, or blends of these fuels, allowing customers to transition toward lower-carbon energy pathways without replacing installed assets. This supports quicker and more sustainable near-term power production while enabling long-term transition pathways as energy systems and customer sustainability objectives evolve.
Core technology components, materials and supplier relationships are common across our products, and similar manufacturing lines and processes are used in Bloom’s Fremont, California cell-printing facility and Delaware assembly operations. This unified manufacturing approach contributes to expansion capability across the platform.
Energy Server Platform Capabilities
The Energy Server platform combines the inherent advantages of solid-state electrochemical conversion with system-level attributes designed for the reliability demands of critical infrastructure.
Foundational Attributes
•Solid-state Power Generation: Solid-state electrochemical conversion eliminates combustion, enabling high efficiency, stable performance and low criteria pollutant emissions. The absence of moving parts reduces mechanical wear and contributes to predictable output, quiet operation and suitability for deployment in space-constrained or community environments.
•Native Direct Current (DC) Power: The Energy Server generates power in DC form and delivers output compatible with emerging 800 VDC data center standards, which reduces the number of intermediate AC-to-DC conversions within the facility. This capability provides optionality for customers evaluating new electrical architectures intended to support high-density AI workloads and associated efficiency and space-planning requirements.
•Inherent Efficiency: The Energy Server delivers electricity at high efficiency, including in varying ambient temperatures and part-load operation. Higher conversion efficiency reduces the amount of fuel required per unit of electricity produced. In addition, because electrical output is delivered directly to the customer’s main electrical feed, the system avoids transmission and distribution losses associated with centralized grid delivery, improving the effective efficiency at the point of use.
•Clean & Sustainable: The Energy Server generates electricity through a non-combustion electrochemical process, resulting in near-zero smog forming criteria pollutant emissions such as oxides of nitrogen (NOx), oxides of sulfur (SOx), and particulate matter. This characteristic supports deployment in regions with strict air-quality requirements, including non-attainment zones. They also consume no water during steady state operation, potentially reducing environmental burden in drought-sensitive areas.
System Level Attributes
•Scalable, Modular, Fault Tolerant Design: The Energy Server’s modular architecture provides configuration flexibility and supports deployments ranging from kilowatts to hundreds of megawatts. Independent power modules can be replaced while the system remains online, enabling high availability and reducing single points of failure through optional redundancy. This design also allows customers to ramp capacity over time as load requirements increase. The Energy Server can be deployed as a microgrid—operating independently of transmission or distribution infrastructure—or configured to support a portion or the entirety of a customer’s load.
•Resilient: The Energy Server generates power onsite, avoiding exposure to vulnerabilities associated with conventional transmission and distribution lines. When operating on natural gas, the system uses existing underground pipeline infrastructure, which is typically configured with redundant pathways and designed to maintain high fuel availability. This can help mitigate disruptions from certain natural disasters, extreme weather events, or other conditions that may affect the grid.
•Reliable: The modular design of the Energy Server supports deployment in large-scale configurations that can be tailored to customer reliability requirements. Systems can be designed with minimal or additional redundancy to meet or exceed typical grid-level reliability. The Energy Server is engineered for 24x7 operation and high availability, with modular, fault-tolerant components that enable concurrent maintenance. Looking at all systems installed after 2020, Bloom’s fuel cells fleet availability has been approximately 99.9% for all non-redundant installations. When redundancy is added, the availability can be improved to achieve close to 99.999% for applications with the highest continuity-of-service requirements.
•Time to Power: Time to power has become a significant consideration for customers, particularly for those in the AI Infrastructure industry. The Energy Server can be deployed on skid-mounted, modular units that support installation timelines measured in weeks and months rather than years, subject to permitting and site conditions. These modular systems allow capacity to be added in increments without large-scale electrical infrastructure upgrades, and can be sited on compact footprints, including configurations that stack multiple units on a small land area. In certain project scopes, onsite generation can enable power availability within approximately 90 days, helping customers address schedule constraints associated with traditional utility interconnection or large centralized generation assets.
•AI Workload Compatibility: AI compute environments create rapid and frequent changes in power demand, with workloads shifting from low utilization to peak output within milliseconds. These variable load profiles differ from traditional data center operations and require power systems capable of adjusting output quickly and consistently. The Energy Server adjusts electrical output by modulating fuel flow, a non-combustion process that enables faster response than rotating machinery. In AI load conditions the Energy Server can respond at least twice as fast as turbines and engines, and because it is used in combination with supercapacitors, its response time to a step load is instantaneous. This capability reduces the reliance on battery systems. Cycling is done with the support of supercapacitors capable of more than a million cycles, unaffected by weather conditions and posing no risk of thermal runaways. These characteristics allow the Energy Server system to support customers whose operations require rapid, real-time power adjustments as part of their overall energy strategy.
•Inverter-based Architecture: Our solid state fuel cell technology produces DC power but is traditionally delivered with a set of inverters that enable advanced grid stabilization through high-speed digital control of voltage and frequency, as well as off-grid power for behind the meter applications. Unlike traditional combustion-based generators that rely on mechanical inertia to control grid frequency, our inverter-based fuel cells can respond to grid fluctuations in milliseconds. Our fuel cell systems are equipped with embedded distributed intelligence that allows them to automatically adjust power output to maintain stable grid frequency and voltage, fulfilling critical ancillary services such as frequency regulation and spinning reserves. Our fuel cell technology combines the best attributes of conventional rotating generators and inverter based resources like solar and wind resources without the inherent limitations. Like rotating equipment, they are designed for true continuous duty operation, offer fully controllable real and reactive power, and provide inherent grid‑forming capability that can establish and regulate voltage and frequency. Our systems also deliver the advantages of renewable inverter based resources with nearly instantaneous dynamic response, high power quality, fault ride-through and tight voltage and frequency regulation, but also can operate 24/7.
•Future Proofed for Energy Transition: Our Energy Server can convert hydrogen or biofuels into electricity, but it is optimized based on fuels that are readily available like natural gas. When running on natural gas, the Energy Server emits a relatively pure stream of carbon dioxide, which can then be captured, further purified, and either utilized or stored to create a near-zero carbon solution. If and when hydrogen or biogas become more readily and economically available, the Energy Server system can utilize these sources as a feedstock. Between the use of zero carbon fuels in the Energy Server or pairing the Energy Server with carbon capture utilization and storage (CCUS)

capability when running on natural gas, our Energy Server offers our customers sustainability benefits today, with lower emissions and near-zero pollutants, and multiple pathways to long-term decarbonization.
Energy Server Core Applications
The Energy Server system can be utilized in the following applications bringing additional value to the energy market:
•Primary Power Generation. Historically our core offering, this application features a deployment of the Bloom Energy Server either in front of or behind the customer meter and interconnected to the local utility grid.
•Microgrids. Bloom offers several microgrid configurations leveraging dedicated power equipment. These systems can be designed to either operate completely independently from the grid, or as part of a grid tied configuration where they can continue to provide power even when the grid is down.
•Combined Heat and Power (CHP). High-temperature cathode exhaust from the Energy Server system can be channeled, allowing the resulting exhaust heat to be fed to one or more heat recovery devices, such as a heat exchanger or an absorption chiller to support both heating applications as well as air conditioning, refrigeration, and/or process fluid cooling for use in commercial buildings, industrial plants or data centers. The increased overall system efficiency provided by CHP produces both financial savings in fuel charges and additional sustainability benefits.
•Carbon Capture Utilization and Storage (CCUS). Our Energy Server system, when combined with third-party carbon capture technology, can provide near zero-carbon electricity. During normal operations using natural gas or biogas-fuel sources, the Energy Server system vents carbon dioxide (“CO2”) into the atmosphere as a byproduct. When used in conjunction with carbon capture equipment, the Energy Server is configured to output CO2 for consolidation, compression, and processing for sequestration or utilization in other consumer or industrial applications. The compression and processing of the anode exhaust can be performed by industrial gas companies that specialize in carbon capture technology and techniques. Bloom’s relatively pure stream of exhaust CO2, makes it comparatively simple and inexpensive to capture. Carbon capture from the Energy Server system operating on natural gas or biogas can improve project economics and help customers achieve decarbonization goals.
•Waste to Energy. Bloom Energy Server systems provide an electrochemical pathway to convert biogas to electricity without combustion, producing carbon-neutral electricity. The Energy Server system can utilize proven, off-the-shelf gas conditioning equipment to process raw biogas into suitable fuel for power generation. Using biogas feedstocks with our Energy Server system can provide industry leading carbon intensity scores and other decarbonization benefits.
Energy Server Systems Competition
We primarily compete against alternative sources of electricity generation which provide firm, always on power. In addition to power provided by centralized utility grids, and other utility and non-utility owned generation sources, we primarily compete against OEMs providing onsite firm resources which are:
•Gas reciprocating engines. Reciprocating internal combustion engines that are powered by natural gas to generate electricity directly onsite, often for backup power, load balancing, or CHP applications. The Bloom Energy Server system has a higher efficiency, lower emissions, higher reliability, and better flexibility to adapt to load fluctuations.
•Small gas turbines. Turbines operate on carbon-based fuels including diesel and natural gas and typically require greater redundancy than the Energy Server system to achieve a similar level of availability for large data center customers. The Bloom Energy Server system has higher efficiency, lower emissions and higher reliability.
•Combined cycle plants. Combined cycle plants use gas and steam turbines together to produce more electricity from the same fuel than a traditional simple-cycle plant. Waste heat from the gas turbine is routed to the nearby steam turbine to generate extra power. The Bloom Energy Server system can achieve similar efficiencies as combined cycle plants after accounting for the transmission and distribution losses for onsite deployment.
We believe our Energy Server systems compete favorably against these products, with our systems capability to adapt to variable oscillating workloads. Furthermore, due to its relative ease in permitting and installation compared to the above mentioned products, the Energy Server can be deployed rapidly, giving us a competitive advantage when customers have an urgent need for power. The Energy Server system has a negligible impact on air quality, no noise pollution, minimal water usage and the ability to produce more megawatts for the same amount of fuel. The Energy Server system’s modular design provides superior reliability compared to these products as the system can be serviced with no downtime. Finally, the Energy Server system has a high efficiency that allows for a low operating cost and emissions profile.
Additionally, major turbine OEMs are currently supply constrained and are typically prioritizing capacity expansion only after fulfilling existing commitments. This supply constraint, combined with the long lead times for traditional grid infrastructure, creates a market window for alternative distributed generation technologies that can deliver capacity more rapidly.
Other sources of competition—and the attributes that differentiate us—include:
•Intermittent solar power paired with storage. Solar power is intermittent and suited for addressing daytime peak power requirements, while our Energy Server system is designed to provide stable high availability generation. Energy storage technology is intended to address the intermittency of solar power. However, the low power density of the combined technologies and the challenges of extended poor weather events that sharply decrease solar power production and battery recharging make the solution impractical for most commercial and industrial customers looking for on-site solutions to offset a significant amount of power. Additionally, to provide the same energy output as our Energy Server systems, a photovoltaic solar installation typically requires 125 times more space. This allows us to serve a bigger portion of a customer’s energy requirements on-site based on their available and typically limited space.
•Intermittent wind power paired with storage. Power from wind turbines is intermittent, similar to solar power. Typically, wind power is deployed for utility-side, grid-scale applications in remote locations but not as a customer-side, distributed power alternative due to prohibitive space requirements and permitting issues. Wind turbines also can be co-located with storage, with similar benefits and challenges to solar-and-storage combinations, particularly during windless periods. Remote wind farms feeding into the grid also do not help end customers avoid the vulnerabilities and costs of the transmission and distribution system.
•Advanced small modular nuclear reactors (SMRs). These advanced reactors, which vary in size from tens of megawatts up to hundreds of megawatts, can be used for power generation, process heat, desalination, or other industrial uses. SMR designs may employ light water as a coolant or other non-light water coolants such as a gas, liquid metal, or molten salt. SMRs offer a lower initial capital investment, greater scalability, and siting flexibility for locations unable to accommodate more traditional larger reactors. They also have the potential for enhanced safety and security compared to earlier designs. But, deployment timelines tend to be protracted, with some designs expected to be deployable before 2030 and others to follow later in the 2030s.
•Traditional co-generation systems. These systems deliver a combination of electric power and heat from combustion sources. We compete favorably because of our non-combustion platform, superior electrical efficiencies, less complex deployment (avoiding heating systems integration and requiring less space), superior availability, aesthetic appeal, and reliability. Unlike these systems, which depend on the full and concurrent utilization of waste heat to achieve high efficiencies, we can provide highly efficient systems to customers based solely on their power needs and supplement with waste heat in more targeted applications.
•Traditional backup equipment. As our Energy Server systems deliver reliable power, particularly in grid-independent configurations where our Energy Server system can operate during grid outages, they can prevent the need for traditional backup equipment, such as diesel generators. By providing a solution that is designed to deliver a combustion-free power 24x7, we can generally offer a better integrated, more reliable, cleaner, and more cost-effective solution than these grid-plus-backup systems.
•Other commercially available fuel cells. Our Energy Server systems use advanced solid oxide fuel cell technology, which produces electricity directly from oxidizing fuel. The advantages of our technology include higher efficiency, long-term stability, elimination of the need for an external fuel reformer, ability to use biogas, natural gas, or hydrogen as a fuel, low emissions, and relatively low cost. There are a variety of fuel cell technologies, characterized by their electrolyte material, including:
◦Proton exchange membrane fuel cells (PEM). PEM fuel cells are typically used in onboard mobility applications, such as powering forklifts, because of their compactness and ability for quick starts and stops. However, PEM technology requires an expensive platinum catalyst, which is susceptible to poisoning by trace amounts of impurities in the fuel or exhaust products. These fuel cells require high-cost fuel input energy sources or an external fuel reformer, which adds to the product’s cost, complexity, and electrical inefficiency. As a result, they are not typically an economically viable option for stationary power generation.
◦Molten carbonate fuel cells (MCFC). MCFCs are high-temperature fuel cells that use an electrolyte composed of a molten carbonate salt mixture suspended in a porous, chemically inert ceramic matrix of beta-alumina solid electrolyte. The primary disadvantages of current MCFC technology are durability and lower electrical efficiency compared to solid oxide fuel cells. Current versions of the product are built for 300 kilowatt systems and are monolithic rather than modular. Smaller sizes are typically not economically viable. In many applications where the heat produced by these fuel cells is not commercially or internally useable continuously, mitigating the heat buildup also becomes a liability.
◦Phosphoric acid fuel cells (PAFC). PAFCs use liquid phosphoric acid as an electrolyte. Developed in the mid-1960s and field-tested since the 1970s, they were the first fuel cells to be commercialized. PAFCs have been used for stationary power generators with output in the 100 kilowatts to 400 kilowatts range. PAFCs are better suited for combined heat and power output applications that require carefully matching and constant monitoring of power and heat requirements (heat is typically not required all year long thus significant efficiency is lost), often making the technology difficult to implement. Further, disadvantages include low power density and poor system output stability.
Bloom Electrolyzer Capabilities
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
Electrolyzer Attributes
•Higher Efficiency. Fuel (steam) supplied to the Bloom Electrolyzer undergoes an electrochemical reaction at 700-900 degrees Celsius which is higher than other currently available technologies. This leads to a fundamental efficiency advantage to produce hydrogen by consuming less electricity. As electricity accounts for most of the cost of producing hydrogen from electrolysis, using less electricity improves the economics of producing hydrogen and should aid adoption.
•Proven with Decades of Experience. Although the Bloom Electrolyzer is a new product that opens up a new market for us, our Energy Server system and Bloom Electrolyzer share the same solid oxide platform, so our commercial field experience in power generation directly transfers to our hydrogen production and products. We build upon the same core platform, supply chain, manufacturing process, and advanced remote software monitoring across all our products and applications. Our experience working closely with developer partners, in addition to our role as an OEM, enables us to successfully engage with customers and ecosystem partners.
Electrolyzer Competition
Given that the clean hydrogen industry is at an early stage of development, no single technology has gained a leadership position. The Bloom Electrolyzer is differentiated from Alkaline, PEM, and Anion Exchange Membrane (AEM) electrolysis which are low temperature technologies using liquid water. With high temperature electrolysis, water needs to be heated, vaporized, and brought to operating temperature. The thermal energy requirements are reduced by using steam at or near operating temperature as the input to the Electrolyzer. Integrating a solid oxide electrolyzer cell with other energy feedstocks with available waste heat to provide thermal energy, like nuclear or concentrated solar, provides additional efficiency gains.
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
To support our growth objectives and capitalize on expanding market opportunities, we are systematically scaling our commercial organization, including hiring, training, and integrating top-tier professionals.
A critical enabler of our growth strategy is the development of robust project financing capabilities. We are establishing long-term partnerships with capital providers and structuring financing programs tailored to the specific requirements of data center and industrial customers. Our financing strategy includes expanding access to diverse pools of capital that can support rapid deployment at scale, allowing us to meet customer needs for speed-to-power while maintaining appropriate capital efficiency.
We sometimes pursue relationships with other companies in areas where collaboration can produce product advancement and acceleration of entry into new geographic and vertical markets. The objectives and goals of these relationships may include one or more of the following: technology exchange or pairing, joint sales and marketing, installation, customer financing or service.
SK ecoplant in the Republic of Korea remains a strategic partner for distribution of our Energy Server. Our partnership, initiated in 2018, currently includes purchase commitments for our Energy Server systems and a joint venture for assembly of Energy Servers in the South Korean market. SK ecoplant has made investments in Bloom and currently owns approximately 2.5% of our Class A common stock. For further details on these transactions and joint venture arrangements, see Part II, Item 8, Note 17—SK ecoplant Strategic Investment in this Annual Report on Form 10-K.
Bloom Energy and American Electric Power (AEP) entered into a strategic partnership under a landmark supply agreement announced in November 2024, under which AEP is expected to procure up to 1 GW of Bloom’s solid oxide fuel cells to support high-demand commercial applications such as AI data centers. At that time, the deal marked the largest-ever commercial procurement of fuel cells, with an initial order of 100 MW and additional expansion phases expected in future years. The partnership enables AEP to swiftly meet its customers’ growing energy needs while it continues to invest in grid infrastructure. In 2025, we began working with AEP to deploy projects across the service territory as well as the project development landscape broadly through their capacity as both a channel and financing partner.
In August 2025, we entered into a strategic partnership with Brookfield to support the long-term growth of our fuel cell business and accelerate deployment of clean energy solutions with a focus on powering AI infrastructure. As part of this partnership, we established a prospective financing framework of up to $5.0 billion over five years for future Bloom Energy fuel cell projects that meet agreed investment and contractual criteria. This financing structure is expected to be housed within an AI Infrastructure Fund created by Brookfield (the “AI Fund”) and is designed to provide scalable capital for projects that advance our technology and market reach.
We sell to financiers, strategic partners, distributors and directly to end user customers, all of whom we consider to be a customer. We consider any party which buys our Energy Server directly to be a customer. To date, the majority of our end user customers prefer to pay for the power they will consume from our Energy Server product, which means the sale of the Energy Server from Bloom is made to a financier or other strategic partner that owns the Energy Server product which is used to produce power for the end customer. During the year ended December 31, 2025, revenue from three of these customers and distributors, the first of which is related party, accounted for approximately 43%, 13% and 12% of our total revenue. Please see Part II, Item 8, Note 1—Nature of Business, Liquidity and Basis of Presentation—Concentration of Risk—Customer Risk in this Annual Report on Form 10-K.
Research and Development
Our research and development efforts have addressed complex applied materials, processing and packaging challenges by inventing many proprietary advanced material science solutions. Over more than a decade, Bloom has sought to build a world-class team of solid oxide fuel cell scientists and technology experts. Our team comprises technologists with degrees in Materials Science, Electrical Engineering, Chemical Engineering, Mechanical Engineering, Civil Engineering and Nuclear Engineering, and as of December 31, 2025, includes 62 PhDs within these or related fields. This team has continued to develop innovative technological improvements for our Energy Server system. Since our first-generation technology, we have reduced the costs, increased the output of our systems, and increased the life of our fuel cells by over two and half times.

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
We seek to protect our trade secrets and confidentiality know-how by enforcing our internal policies for data classification, authentication and protection and by requiring and enforcing non-disclosure and other agreements. We also utilize cybersecurity tools and systems, as well as physical security measures to help safeguard our most valuable data from insider threats and third party efforts to misappropriate our intellectual property. See Part I, Item 1C, Cybersecurity of this Annual Report on Form 10-K for further information.
We have developed a significant patent portfolio to protect elements of our proprietary technology. As of December 31, 2025, we had 380 active utility patents and 183 patent applications pending in the U.S., and we had an international patent portfolio comprising 252 active patents (counting patents by countries where enforceable) and 416 patent applications pending. Our U.S. patents are expected to expire between 2026 and 2044. While patents are an essential element of our intellectual property strategy, our business is not dependent on any one patent or pending patent application.
We regularly review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the U.S. and some international locations. “Bloom Energy” and “BE” are our registered trademarks in certain countries for use with Energy Server systems and our other products. We also hold registered trademarks for, among others, “Bloom Box,” “BloomConnect,” “BloomEnergy,” and “Energy Server” in various countries. Bloom has several trademark applications pending, including applications directed to new product categories, expanded use applications, and applications on several logos used by the Company.
When appropriate, we enforce our intellectual property rights against other parties. For more information about risks related to our intellectual property, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors—Risks Related to Our Intellectual Property.
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
We lease various manufacturing facilities in California and Delaware. We lease an 89,000 square-foot R&D and manufacturing facility in Fremont, California, which became operational in April 2021. Additionally, in Fremont, California, in June 2022, we opened a new research and technical center and a global hydrogen development facility with a total space of 73,000 square feet, and, since July 2022, we leased a 164,000 square-foot manufacturing facility that expires in February 2036. The lease terms of our Repair & Overhaul (R&O) manufacturing facilities in Newark, Delaware, with a total area of 133,000 square feet expire in December 2026, April 2027, and July 2030.
During 2025, the lease of our 60,000 square-foot manufacturing, warehousing, and R&D facility in Sunnyvale, California, and our 44,000 square-foot R&D facility in Mountain View, California, ended. As of December 31, 2025, we had vacated these facilities and consolidated operations with our manufacturing facility in Fremont, California.
We maintain a full-assembly facility in the Republic of Korea, in connection with our efforts to develop a local supplier ecosystem through a joint venture with SK ecoplant.
Please see Part I, Item 2, Properties for additional information regarding our facilities.
Supply Chain
Our supply chain has been uniquely developed by us since our founding, with a group of high-quality suppliers that support automotive, semiconductors and other traditional manufacturing organizations. The production of fuel cells requires rare earth elements, specialty alloys and industrial commodities. In addition, our manufacturing operations for our Energy Server product also requires raw materials, and in certain cases, third-party services that require special manufacturing processes. We generally have multiple sources of supply for our raw materials and services except in cases where we have specialized technology and material property requirements.
Our supply base is global with presence in North America, Asia, Europe and India, consisting of suppliers with multiple areas of expertise in compaction, sintering, brazing and dealing with specialty material manufacturing techniques. Where possible, we responsibly source components like interconnects and balance of system components from various manufacturers on both a contracted and a purchase order basis. We have multi-year supply agreements with some of our supply partners for supply continuity and pricing stability. We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.
The past year presented a number of disruptions throughout the global supply chain, which we worked to mitigate by managing supplier allocations, increasing throughput and productivity at existing suppliers, qualifying new suppliers, and eliminating dependency on constrained materials. We have enacted multiple initiatives to mitigate the impact of trade tariffs and other trade protection measures to our cost and supply availability. While our supply chain does not have significant exposure to China, significant tariffs on imports from other countries where we do source materials could materially impact our costs. Looking ahead to 2026, the challenges affecting all global commerce remain high and unchanged, and we remain vigilant to potential increases in lead times with respect to the delivery of some of our components as well as cost due to a variety of factors, including supply shortages, tariffs, shipping delays and labor shortages.
Though we did have delays from certain vendors and suppliers as a result of these factors in 2025, we have been able to mitigate the impact so that in 2025 we did not experience significant delays in the manufacturing of our platforms. For additional information on our supply chain, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Other Factors Affecting our Performance.
Services
We execute Operations and Maintenance (“O&M”) Agreements for our projects. The customer agrees to pay an ongoing service fee, and in return, we monitor, maintain, and operate the Bloom systems on the customer’s or owner’s behalf. We currently serve as the primary service partner for our installed Energy Server systems worldwide. Our standard O&M Agreements include full remote monitoring and 24x7 operational capability over the systems as well as scheduled and unscheduled maintenance, which in practice includes preventative maintenance, such as filter and adsorbents replacements and on-site part and periodic fuel cell replacements.
Our two Remote Monitoring and Control Centers (RMCC) are responsible for providing 24x7 coverage of every installation worldwide. By situating our RMCCs in the U.S. and India, we are able to provide coverage cost effectively and also provide a dual redundant system with either site designed to operate continuously should an issue arise. Each Energy Server system we ship includes instrumentation and a secure telemetry connection that enables the RMCC to monitor system performance parameters in real time. This comprehensive monitoring capability enables the RMCC operators to have a detailed understanding of the internal operation of our products. Using proprietary, internally developed software, the RMCC operators can detect changes and override the onboard automated control systems to remotely adjust parameters to maintain optimum system performance. In addition, we undertake advanced predictive analytics to identify potential issues before they arise and undertake adjustments prior to a failure occurring.
Our services organization also has a dedicated repair and overhaul (R&O) facility, which is currently based in Delaware. The facility undertakes full refurbishment of returned products.
Purchase and Financing Options
Both in the U.S. and internationally, we sell our products directly to customers. To appeal to a wide range of customers, we also offer several alternative options supported by third-party financing. We provide access to our Energy Server system through a Power Purchase Agreement, which is the purchase of electricity generated by the Energy Server system in exchange for a scheduled dollars per kilowatt hour rate, through a Capacity Agreement where the end user customer pays a capacity-based periodic fixed payment, and through a Lease Agreement where the end user customer pays a periodic fixed payment for the use of the equipment. Each of the foregoing are made possible through third-party financing arrangements.
Often, our offerings are designed to take advantage of local incentives. In the U.S., our financing arrangements are structured to optimize both federal and local incentives, including tax credits made available through the Inflation Reduction

Act of 2022 (IRA) and the One Big Beautiful Bill Act (OBBBA). Internationally, our sales are primarily made directly to customers as a product sale.
For additional information about our different financing options, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchase and Financing Options.
Sustainability
We are driven by the promise of our contribution to the transformation and decarbonization of energy and mobility sectors globally. We are committed to making our technology available across a growing list of applications including biogas, carbon capture, hydrogen, combined heat and power, and microgrid projects to increase sustainability. Our natural gas-based Energy Server systems are also an important source of near-term emission reductions.
In April 2025, we released our 2024 Impact Report, Energy for the Digital Revolution (the “Impact Report”), our fifth dedicated report, using generally accepted sustainability frameworks and standards, including alignment with Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosure (TCFD) recommendations. In addition, the report also utilized certain Global Reporting Initiative Standards and introduced our first index aligned with the International Financial Reporting Standard (IFRS) S2 disclosure standard in acknowledgment of global standards consolidation around the framework.
The Impact Report as well as an ESG policy and resource library can be found on our website at https://www.bloomenergy.com/sustainability. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
Permits and Approvals
Each Energy Server system and Electrolyzer installation must be designed, constructed and operated in compliance with applicable federal, state, international and local regulations, codes, standards, guidelines, policies and laws. To operate our systems, we, our customers and our partners are each required to obtain applicable permits and approvals for the installation, which may include federal, state, and local authority approvals; interconnection agreements with the local electrical utility; and, where the gas distribution system is used, the gas utility as well. State and local siting approvals and air permitting have recently required the most strategy and attention.
Bloom has an experienced permitting team that develops project-specific strategies intended to leverage Bloom’s advantages for permitting speed and success. As an example, the Energy Server’s emission profile provides for significant air permitting advantages versus competing technologies and the permitting team supports efforts with customers and agencies to effectuate beneficial outcomes. In addition to developing tactical strategies rooted in an understanding of existing regulations and how they might be leveraged for Bloom’s benefit, we actively work to identify places where legislative and statutory reforms might further benefit Bloom and its permitting timelines.
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
The U.S. federal government provides businesses with the Investment Tax Credit (ITC) under Section 48 of the Internal Revenue Code, which has been available to the owners of our Energy Server systems for the tax year in which the systems are placed into service. The ITC for fuel cells operating on non-zero carbon fuels expired at the end of 2024. In light of the expiration of section 48 ITC, we entered into qualifying transactions that will allow certain of our customers to benefit from the ITC for projects placed into service by December 31, 2028.
The Inflation Reduction Act of 2022 (IRA) includes numerous investments in climate protection, and, among them, a tech-neutral electricity ITC (section 48E of the Internal Revenue Code (IRC)) and production tax credit (PTC). Section 45 of the IRC expanded tax credits for other technologies and for manufacturing of clean energy equipment, as well as provisions allowing parties to monetize energy tax credits. The IRA adopted a multi-tiered structure for most of the applicable energy tax credits. Specifically, for projects that qualify before the expiration, many of the credits have a lower base credit amount that can be increased up to five times if the taxpayer satisfies applicable prevailing wage and apprenticeship requirements. The IRA also provided certain bonus tax credit amounts relevant to projects involving Bloom products that are placed in service, or the construction of which began, in 2023 and 2024 and that satisfy domestic content criteria and/or are located within an “energy community.” The IRA also provided tax credits for the production of hydrogen and carbon capture, as well as incentives for clean energy manufacturing.
The 2025 tax legislation, commonly known as the One, Big, Beautiful Bill Act (OBBBA), significantly modifies the IRA energy incentives. Of particular importance to Bloom products, the OBBBA modified the 30% section 48E ITC to specifically include fuel cells. The OBBBA, however, excluded fuel cells from the domestic-content and energy-communities bonus credits. The expanded section 48E ITC is applicable for fuel cells the construction of which begins after December 31, 2025, and before December 31, 2033, with the credit phasing out thereafter through December 31, 2035. The OBBBA also included restrictions on the availability of energy tax credits to U.S. taxpayers owned or controlled by certain countries of concern (i.e., China, Russia, Iran and North Korea) as well as limitations on “material assistance” by any such country of concern in the manufacturing of products benefitting from such tax credits.
The OBBBA modifies other IRA energy incentives including the tax credit for the production of hydrogen (which was limited to facilities that begin construction prior to December 31, 2027), the tax credit for carbon capture (with the credit amount increased for carbon that is utilized for enhanced oil recovery or in a qualifying commercial product), as well as incentives for clean energy manufacturing (the duration of which was limited depending on the type of eligible component produced). The OBBBA modifications signal the U.S. federal government’s policy objectives of advancing electricity production as well as domestic production of energy technology.
Our Energy Server systems are currently installed at end user customer sites in various states across the U.S., each of which has its own enabling policy framework. Some states have utility procurement programs and/or renewable or alternative portfolio standards for which our technology is eligible. Our Energy Server systems currently qualify for a variety of state benefits and incentives, such as tax exemptions, interconnection benefits, relief from utility charges and other forms of economic and energy benefits.
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
While policy support generally has been increasing for AI leadership and energy security, the recent and rapid rise in data center development and other large loads has also drawn scrutiny from policymakers who are wary of the potential rate increases required to meet this unprecedented growth in demand. While the implications vary across jurisdictions depending on a host of factors, including local data center activity, applicable regulatory frameworks, and capacity of the local electric grid, we believe the value proposition of onsite power generally and Bloom’s Energy Server in particular holds true across the U.S. In addition to the advantages described in the prior section, onsite power can offer critical ratepayer protections, in stark contrast to traditional utility service. While the costs of onsite power are typically borne solely by the end-use customer, providing service to large load customer via the traditional electric grid often requires costly infrastructure investment that tends to be borne, at least in part, by the broader rate base. In the context of rising costs more generally, we believe this makes the ratepayer protection advantages of onsite power such as our Energy Servers increasingly prominent in related policy discussions.
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
At the federal level, the Federal Energy Regulatory Commission (FERC) has authority to regulate, under various federal energy regulatory laws, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. To operate our systems, we obtain interconnection agreements from the applicable local primary electricity and gas utilities. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the bodies with jurisdiction over interconnection agreements, including FERC, state utility commissions, and municipal or cooperative utilities. As such, no additional regulatory approvals are typically required for the deployment of our systems once interconnection agreements are signed, although they may be required for the export and subsequent sale of electricity or other regulated products.
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
As an employer of full-time and part-time employees, our operations are subject to global labor and employment laws, including wage and hour laws, health and safety laws, such as Occupational Safety and Health Administration (“OSHA”), and immigration laws. In addition, there are diverse global regulations regarding our contractor workforce. These laws and regulations are subject to change at any time and compliance with the requirements can impose significant costs. For more information about the regulations to which we are subject and the related risks to our costs and operations, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors—Risks Related to Legal Matters and Regulations.
Backlog
We view product backlog as the revenue attributable to existing contractual commitments for the purchase or use of Energy Servers by a financier or an end customer in the future. Value of product backlog includes both expected Bloom product revenue and reflects anticipated ITC and other tax incentives as applicable. We view service backlog to consist of revenue attributable to contracted operation and maintenance services associated with past and committed future sales of Energy Server product. It includes future service revenue for installed Energy Servers as well as Energy Servers to be delivered and installed in the future. The terms of the contracted operations and maintenance services range from 5 to 20 years, subject to termination for convenience on an annual basis. The timing of delivery and installation of our products has a significant impact on the timing of the recognition of our product and installation revenues. Many factors can cause a lag between the time a customer signs a contract and our recognition of product revenue. These factors include the number of Energy Server systems installed per site, local permitting and utility requirements, environmental, health and safety requirements, weather, and customer facility construction schedules. Many of these factors are unpredictable and their resolution is often outside of our or our customers’ control. Customers may also ask us to delay installation for reasons unrelated to the foregoing, including operational considerations or delays in their financing arrangements. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets our timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize. For our installations, revenue and cost of revenue can fluctuate significantly on a periodic basis depending on the timing of acceptance and the type of financing used by the customer. Over the past twelve months, in light of time to power needs that we expect to continue in 2026, we have seen an increasing number of transactions move from a booking to revenue in less than twelve months.
Human Capital Management
We are committed to attracting and retaining exceptional talent. Investing in and inspiring our people to do their best work is critical for our success. As of December 31, 2025, we had 2,214 full-time employees worldwide, of which 1,752 were located in the U.S., 395 were located in India, and 67 were located in other countries. During 2025, our workforce increased by 4% as we continued to scale operations to meet growing customer demand, expand our manufacturing capacity, and strengthen our engineering and service capabilities to support the development and deployment of our energy solutions.
In order to attract and retain our employees, we strive to maintain an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers. This is supported by strong compensation, benefits, and health and wellness programs. We are mission driven and hire and develop talent with a passion toward achieving our mission. We believe that, together, we can create a brighter, more sustainable future while tackling the most pressing challenges of the 21st century.
Culture of Innovation & Inclusion
Our cultural foundation is that of innovation, results, respect, and desire to do the right thing. One of our greatest strengths is our talented and diverse employee population. We believe this leads to better decision making and best positions us to meet the needs of our customers, stockholders, and the communities in which we live and work.
Our goal is to attract and retain the most qualified talent based on our technology, and a strong employer brand in the energy industry, while providing competitive compensation and benefits. We actively source candidates from various networks globally through job postings, networking, employee referrals and job fairs. We foster an inclusive, respectful work culture, and provide career development and growth opportunities that help in retaining talent. In the past year, we have invested in development opportunities for employees including a variety of learning offerings designed to enhance our leadership and talent capabilities. We continued to deliver online developmental training focused on skill enhancement for both individual contributors and managers. We also emphasized in‑person management and leadership development, establishing cohort-based programs to promote continuous learning. These cohorts will be expanded in 2026. In addition, in February 2026 we launched an enhanced Be University experience, open to all employees and supported by our new enterprise-wide learning management system.
Compensation and Benefits
Our talent strategy is integral to our business success, and we design competitive and innovative compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region) include annual bonuses, stock awards, an employee stock purchase plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, flexible work schedules, an extensive mental health program and fitness center. In fiscal year 2025, we also increased matching employee contributions to our 401(k) plan, which triggered an increase in participation in our 401(k) plan from 57% to 64%, (from 41% in 2023, mostly from our hourly employees). In addition to our broad-based equity award programs, we have used targeted equity-based grants to facilitate retention of critical talent with specialized skills and experience. In December 2025, Bloom granted all worldwide employees below director-level and including hourly manufacturing employees with one year or more tenure (excluding China) a special recognition grant in Restricted Stock Units, which are designed to make all of them shareholders of the Company in 2026, subject to the vesting conditions of the awards.
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
We intend to use our website and social media posts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Accordingly, investors should monitor that section of our website, in addition to following our social media posts, press releases, investor presentations, SEC filings and public conference calls and webcasts.

ITEM 1A—RISK FACTORS

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
Risks Related to Our Business, Industry, and Sales
•Distributed energy generation and hydrogen production are emerging markets that may not receive widespread acceptance or demand may be lower than we expect.
•Our products involve a lengthy sales and installation cycle, and if we fail to close sales on a regular timely basis, our business could be harmed
•Our products have significant upfront costs, and, for some customers, we need to attract financiers to help customers finance purchases.
•Our AI customer mix is increasing due to the continued adoption of AI tools, and the resulting growth in AI data centers and their resulting power needs to support our business expansion. Slower expansion of AI data centers due to actual or perceived deceleration in AI adoption or other factors could have an adverse impact on our business, financial condition and results of operations.
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
•Our business is subject to project execution risks.
•The failure of our suppliers or other third parties to continue to deliver necessary raw materials or other components of our solutions in a timely manner and to specification could prevent us from delivering our solutions.
•Certain features or characteristics of some of our supply agreements could expose us to risks, such as excess inventory, insufficient inventory, or above market pricing or higher costs, which could negatively affect our results of operations.
•We face supply chain competition which could result in insufficient inventory and affect our results of operations.
•We, and some of our suppliers, obtain capital equipment and other components from sole suppliers and, if this equipment is damaged or otherwise unavailable, our ability to deliver our products on time will suffer.
•Trade tariffs could have a material adverse effect on our business.
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
•We have a limited history of manufacturing new products.
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
Risks Related to Legal Matters and Regulations
•We are subject to laws and regulations that could impose substantial costs upon us and cause delays
•We are in an unsettled regulatory and legal environment with compliance complexity and costs.
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
Risks Related to Our Intellectual Property
•Our inability to effectively protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
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
•Our internal computer systems, and those of our third-party providers, may fail or suffer from events beyond our control, including from cybersecurity events, which could reduce revenue and earnings, increase expenses and expose us to legal and regulatory claims.
•We increasingly rely on the collection, processing, storage, sharing, and analysis of large volumes of data that requires strong data governance.
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
•We may issue additional shares of our common stock in connection with future conversions of outstanding convertible notes, which may dilute our existing stockholders and potentially adversely affect the market price of our common stock.
•Future sales of our common stock by current or potential future significant holders, or the perception that such sales could occur, may adversely affect the market price of our common stock.
•We do not intend to pay dividends for the foreseeable future.
•Provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit stockholders’ rights, and limit the market price of our common stock. In addition, provisions in the convertible notes we have issued could delay or prevent an otherwise beneficial takeover of us.
•Scrutiny regarding ESG could result in additional costs and adversely impact our business.
•Geopolitical events and conditions could adversely affect our business, financial condition and operating results.
Risks Related to Our Business, Industry and Sales
Distributed energy generation and hydrogen production are emerging markets, and they may not receive widespread market acceptance or demand may be lower than we expect, which may make evaluating our business and future prospects difficult.
Distributed energy generation and hydrogen production are still emerging markets. It is uncertain whether potential customers will embrace distributed generation or hydrogen production in general, or our solutions in particular. Enterprises may be unwilling to adopt our solutions over traditional, competing, and/or alternative power sources such as electricity from the grid, nuclear, hydro, coal, geothermal and/or intermittent solar and/or wind power paired with storage, or alternative means of producing hydrogen. This could be due to the perception that our technology or our company is unproven, lack of confidence in our business model, unavailability of third-party service providers to operate and maintain our solutions, lack of awareness of our products, or their perception of regulatory or political challenges, including challenges pertaining to technologies that use natural gas fuels or have carbon emissions.
The viability and demand for our solutions may be impacted by many factors outside of our control, including:
•market acceptance of our products (including, for example, anti-natural gas sentiment or misalignment with renewable and zero carbon procurement goals);

•cost competitiveness, reliability, and performance of our products compared to traditional or competing power sources;
•prices and availability of traditional or competing power solutions;
•availability and amount of government subsidies and incentives;
•the introduction, emergence, continuance, maturation or success of, or increased government support for, other hydrogen production or alternative energy generation technologies and products (including, for example, small scale nuclear and geothermal);
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
Our sales cycle is typically 8 to 12 months but can vary considerably. To make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our products and technology. The period between initial discussions with a potential customer and the eventual sale usually depends on a number of factors, including the potential customer’s budget, selection of financing type, and term of the contract. AI and data center customers and other large loads, tend to have longer sales cycles. Prospective customers often undertake a significant evaluation process that may further extend the sales cycle, and which evaluation may be negatively impacted by general market and economic conditions such as inflation, rising interest rates, availability of capital, a recessionary environment, geopolitical instability, energy availability and costs, and the availability and effects of government initiatives. Once a customer decides to purchase our product, it may take a significant amount of time for us to fulfill the sales order, generally due to variables within the customer’s control including permitting, building, availability of gas infrastructure. Generally, it takes between six to twelve months or more from the entry into a sales contract until the installation of our products. The lengthy sales and installation cycles are subject to a number of significant risks, some of which are outside of our control. Due to the long sales and installation cycles, we may expend significant resources without being certain of generating a sale.
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
Our products have significant upfront costs, and, for some customers, we need to attract financiers to help them finance purchases.
Our products have significant upfront costs, which may be a barrier for some customers who may not have the financial capability to purchase our products directly. To address this, we have developed various financing options that allow customers to use our products through third-party financing arrangements. These options enable our customers to access our products without making a direct purchase. For more information on the different financing arrangements available, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchase and Financing Options. If in any given quarter we or our customers are not able to secure funding, our financial condition and results of operations would be harmed. To attract new customers, we regularly innovate our customer contracts which may have different terms and financing conditions from prior transactions.
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
In the U.S., our capacity to offer our Energy Server systems through financed arrangements depends in large part on the ability of financing parties to optimize the tax benefits associated with the Energy Server systems. Interest rate fluctuations, and internationally, currency exchange rate fluctuations, may also impact the attractiveness of any financing offerings for our customers. Our ability to finance a PPA or a lease is also related to, and may be limited by, the creditworthiness of the customer.
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
Our AI customer mix is increasing due to the continued adoption of AI tools, and the resulting growth in AI data centers and their resulting power needs to support our business expansion. Slower expansion of AI data centers due to actual or perceived deceleration in AI adoption or other factors could have an adverse impact on our business, financial condition and results of operations.
While we sell our solutions to customers in a variety of industries and for a variety of applications, we have recently seen a significant increase in demand for Bloom Energy Server systems to meet the power needs of AI data centers, which are experiencing increased demand for reliable, on-site power. These AI data centers are experiencing this increased demand largely as a result of the large power consumption requirements of AI computing and the lack of available generation, transmission and interconnection from the utility grid. A deceleration in AI adoption, changes in customer capital expenditure priorities, financing constraints (including reduced availability of project finance or tax equity), longer permitting or construction lead times, local moratoria, protests or siting restrictions on data centers or distributed generation, or improved grid interconnection timelines could adversely affect AI data centers’ demand for our solutions. The rate at which AI will continue to be adopted, and the resulting increase in power needs by AI data centers and the development of new AI data centers, is inherently difficult to predict and beyond our control. However, if AI adoption does not continue at the pace that we expect, or at all, our business, financial condition and results of operations could be adversely affected.
The economic benefits of our Energy Server systems to our customers depend on both the price of gas available from the local gas utilities and the cost of electricity available from alternative sources, including local electric utility companies, and such cost structure is subject to change.
We believe that the customer’s decision to purchase our Energy Server system is significantly influenced by its price, the price predictability of electricity generated by our Energy Server systems in comparison to the retail price, and the future price outlook of electricity from the local utility grid and other energy sources. These prices are subject to change and may affect the relative benefits of our Energy Server systems. Factors that could influence these prices are beyond our control and include, without limitation, the impact of energy conservation initiatives that reduce electricity consumption; construction of additional power generation plants (including renewables, storage, nuclear, coal or natural gas); technological developments by others in the electric power industry; the imposition of interconnection, “departing load,” “standby,” power factor charges, greenhouse gas emissions charges, or other charges by local electric utility or regulatory authorities; and changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed or incentives granted by such utilities on customers. In addition, even with available subsidies for our products, in those areas where the current cost of grid electricity is low, including in some states in the U.S. and some foreign countries, our Energy Server systems may not be economically attractive.
Furthermore, actual or perceived potential increases in the price of natural gas or other fuels or curtailment of availability (e.g., as a consequence of physical limitations or adverse regulatory conditions for the delivery or production of natural gas or other fuels) or the inability to obtain natural gas or other fuel services could make our Energy Server systems less economically attractive to potential customers and reduce demand. While our Energy Server systems can operate using hydrogen or biofuels, the availability and/or current high cost of those natural gas alternatives in a particular location may make them less attractive to potential customers, reducing the demand for our products.
If we are not able to reduce our costs or meet service performance expectations with respect to our products, our profitability may be impaired.
We need to reduce the manufacturing costs for our products to expand our markets. Additionally, certain of our existing service contracts rely on projections regarding service cost reductions that may not be realized. Increases in component and raw material costs, including those caused by tariffs and lack of available supply could offset our cost-cutting efforts, slowing our growth and causing our financial results and operational metrics to suffer. In the past, we have experienced price increases in raw materials, which are used in our components and subassemblies for our fuel cell products.
Our expenses have increased and may increase in the future due to factors such as increases in wages or other labor costs, marketing and sales. We may need to reduce costs to expand into new markets (in which the price of electricity from the grid is lower) while maintaining our current margins. Any failure to achieve cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. Our inability to reduce product costs may impact our profitability, which could have a material adverse effect on our business and prospects.
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
Fuel cell net metering can be affected by local utility tariffs and fees, changes to interconnection agreement terms and fuel cell net metering requirements, and some jurisdictions do not allow the export of excess electricity. At times in the past, such changes have had the effect of significantly reducing or eliminating the benefits of such programs. Changes in the availability of, or benefits offered by, utility tariffs, the applicable net metering requirements or interconnection agreements could adversely affect the demand for our Energy Server systems. For example, in California, the fuel cell net metering tariff expressly addressing fuel cells and providing certain incentives and export capability (referred to as the “Fuel Cell Net Energy Metering” (“FC NEM”)) expired at the end of 2023 and is no longer available to new customers. Existing customers can remain on the tariff if they comply with greenhouse gas emission standards that are intended to ensure they operate at a rate that is the same or better than the grid resources they are displacing. If at some point fuel cell resources cease to operate at a rate that is the same or better than the grid resources they are displacing, this may result in increased cost. There are also some more generally applicable tariffs available for customers deploying fuel cells, however, they have limitations, and while the loss of FC NEM has not yet impacted our ability to sell our Energy Server systems for use in California, that could change at some point in the future. We cannot predict the outcome of the many regulatory proceedings addressing tariffs that would include customers utilizing fuel cells. If an economical tariff for customers utilizing fuel cells is not available in a given jurisdiction, it may limit or end our ability to sell and install our Energy Server systems in that jurisdiction. Further, permits and other requirements applicable to electric and gas interconnections are subject to change. For example, some jurisdictions are limiting new gas interconnections, although others are allowing new gas interconnections for non-combustion resources like our Energy Server systems.
Deployment of our Energy Server systems relies on fuel supply and fuel specification requirements, which are subject to change.
Our Energy Server systems are designed to operate at a constant output 24x7. Therefore, they need a constant source of fuel such as natural gas, biogas, or hydrogen to keep them running. Fuel for our Energy Server systems is typically provided by local gas utilities. Our customers rely on such utilities to provide a constant supply of fuel that meets our specifications. However, if new regulations require a switch to different fuel for which there may be limited availability and/or which may be more costly, such as biogas, it may reduce demand for our products and their sales. Adverse fuel supply constraints or fuel outside of our fuel specifications may delay or prevent the deployment of our Energy Server systems.
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
Many of our competitors, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and access to more capital resources than us. Despite advantages offered by our products, prospective customers may still select such competitors to fulfill their energy needs after weighing all of the foregoing and any other applicable considerations. Significant developments in alternative technologies, such as energy storage, wind, solar or hydro power generation, or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion, or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors with better technologies, products, or resources. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited, which would adversely affect our business results.
Our future growth will depend on expanding and diversifying our products and market opportunities, and if we are not successful, our operating results and future growth prospects could be adversely affected.
We plan to enhance our future growth opportunities by expanding our energy solutions. This includes expanding the features of and uses for our Energy Server systems, including providing options for carbon capture and heat output, and by expanding the markets in which we sell our products. These opportunities will demand our focus, including the allocation of personnel, financial resources, and management oversight. If we fail to effectively allocate our resources or follow through on these opportunities, our business and operational results may be adversely affected.
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
If any of our solutions are defective or fail because of their design, including those incorporating third party hardware such as carbon capture, heat capture, microgrids and other distributed energy resources, or if changes in applicable laws or regulations, or in the enforcement thereof, require us to redesign or recall our products, we may incur additional costs and expenses. The process of identifying and recalling a product may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers, product liability, property damage, personal injury or other claims and liabilities, and brand and reputational harm. In addition, applications such as carbon capture may impact the overall risk profile of our solutions, which could impact where our systems can be located to comply with various zoning and permit restrictions. Significant costs or payments made in connection with warranty and product liability claims and product recalls could harm our financial condition and results of operations.
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
We provide performance warranties and guaranties covering the efficiency and output performance of our products. Our pricing of these contracts and our reserves for warranty and replacement are based upon our estimates of the useful life of our products and those components that are replaced as a part of standard maintenance, including assumptions regarding improvements in power module life that may fail to materialize. While we continue to make progress in streamlining our installation and maintenance processes, we have in the past experienced certain project‑specific delays. These delays underscored the operational complexities inherent in coordinating large deployments with multiple external stakeholders. If we are delayed in or unable to perform maintenance, our previously installed products would likely experience adverse performance impacts, including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. In addition, we do not have a long history at a large scale, and our estimates may prove to be incorrect. Failure to meet these warranty and performance requirements may require us to replace the products or to make cash payments to customers. Actual warranty expenses may exceed estimates. If our estimates are inaccurate or we fail to accrue adequate reserves to make cash payments as required, our business and financial results could be harmed.
Our business is subject to project execution risks, including risks associated with construction, utility interconnection, fuel supply, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Our financial results depend on the execution of customer projects and the timely installation of our products, which may be on a fixed price basis, subjecting us to the risk of cost overruns or other unforeseen expenses in the installation process. Our products are subject to regulation and oversight in compliance with laws and ordinances relating to building codes, safety, environmental protection, and related matters in the jurisdictions where we operate, and typically require various local and other governmental approvals and permits, including environmental approvals and permits. Delays in obtaining these approvals and permits could stall the installation process of our products and adversely affect our revenue. For more information regarding these restrictions, please see the risk factors in the section titled “Risks Related to Legal Matters and Regulations.”
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
Furthermore, we rely on the ability of our third-party contractors to install products at our customers’ sites and to meet our installation requirements. We rely on third-party installation resources and contractors for projects in both U.S. and international markets. We currently work with a limited number of contractors, which could impact our ability to make installations as planned in the future. The timeliness, thoroughness, and quality of the installation-related services performed by some of our contractors in the past have not always met our expectations or standards and may not meet our expectations and standards in the future.
Lengthy sales and installation cycles can increase the risk of customer disputes or delayed or incomplete installations. Sometimes, a customer may cancel an order placed under a definitive agreement but prior to installation (a “post-order cancellation”). We have sought to mitigate risks associated with post-order cancellations through imposing cancellation fees which are sized both to discourage customer cancellations and to defray our costs in the event of a cancellation. However, no assurances can be given that such mitigation measures (if available) will be successful, meaning we may be unable to recover some, or all, of our costs incurred in connection with design, permitting, installation and site preparations. Factors which may affect cancellation rates which are outside of our control include permitting or regulatory issues, delays or unexpected costs in securing interconnection approvals, utility infrastructure, cost changes, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience customer disputes, delays or cancellations, our reputation, business, financial condition, results of operations or cash flows could be materially and adversely affected. Additionally, under our revenue recognition policy, we do not recognize revenue on product sales until delivery or complete installation. Therefore, a small fluctuation in the timing of the sales transaction’s completion could cause our operating results to vary materially from period to period.
Project execution risks may be heightened for large-scale, complex, first-of-a-kind, or geographically diverse projects as well as projects in new markets or regulatory environments. If we are unable to effectively manage these risks, our ability to deliver projects on time, within budget, and in accordance with contractual requirements could be adversely affected, which could harm our business reputation, customer relationships, cash flows, operational results, and financial condition.
The failure of our suppliers or other third parties to continue to deliver necessary raw materials or other components of our solutions in a timely manner and to specification could prevent us from delivering our solutions within required time frames and could cause installation delays, cancellations, penalty payments and damage to our brand and reputation.
We rely on a limited number of suppliers and other third parties, and in some cases sole suppliers, for some of the raw materials and components used to manufacture our products, including certain materials that are in limited supply. If our suppliers provide insufficient inventory to meet customer demand, or such inventory is not at the level of quality required to meet our standards, or if our suppliers are unable or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), our results of operations could be materially and negatively impacted. We are also reliant on other third-party providers of storage equipment, infrastructure equipment and installations, and other materials and technologies that work with our products to provide an energy solution for customers. If we fail to develop or maintain our relationships with suppliers or other third party providers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our products, or our solutions may be available only at a higher cost or after a long delay.

The global supply chain for certain raw materials and components, including semiconductor components and specialty metals, has experienced significant strain in recent years. The macroeconomic environment, tariff uncertainty and geopolitical instability have also contributed to and exacerbated this strain. There can be no assurance that the impact of these issues on the supply chain will not continue, or worsen, in the future. Significant delays and shortages could prevent us from delivering our solutions to customers within the required time frames and cause order cancellations, and could increase our costs, which would adversely impact our cash flows and the results of operations.
In some cases, we have had to create our own supply chain for some of the components and materials utilized in our fuel cells. As we have scaled our business, we have made significant expenditures to expand and bolster our supply chain across vendors and geographies. As we sell an innovative fuel cell technology, we historically have and will continue to enter into contractual relationships with suppliers to jointly develop the components we needed. These joint development activities are time and capital intensive and it takes time to develop and qualify multiple suppliers for these unique parts. In addition, some of our suppliers use proprietary processes to manufacture components that adds to the difficulty of developing and qualifying multiple suppliers for certain parts. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all, as replacing these suppliers could require us either to make significant investments to bring the capability in-house or to invest in a new supply chain partner. Some of our suppliers are dependent on us as a customer and may be more challenged to scale with our business than our more diversified supplier base. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components to meet our requirements, which would negatively impact our sales volumes and cash flows, particularly as we grow and need to ramp our business. Although prior disruptions have not been material, the inability of a supplier to deliver, and our inability to secure timely and cost-effective alternatives, could impair our ability to timely provide products to our customers.
The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our requirements could impair our ability to manufacture our products, increase the costs of our products or solutions, increase the costs of servicing our existing portfolio of products, or impact our ability to ramp our business at a pace to meet growing demand. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our solutions to our customers or service our existing fleet of products, which could result in sales and installation delays, cancellations, penalty payments, warranty breaches, or damage to our brand and reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet those quality standards could cause delays in the delivery of our solutions, unanticipated service costs, and damage to our brand and reputation.
Certain features or characteristics of some of our supply agreements could expose us to risks, such as excess inventory, insufficient inventory (if one or more suppliers do not produce for any reason), or above market pricing or higher costs, which could negatively affect our results of operations.
We have entered into supply agreements with certain suppliers. Some of these supply agreements contain long-term commitments, fixed or inflation-adjusted pricing, prepayment obligations, take-or-pay arrangements and, in a few cases, contain supplier purchase commitments. These features or characteristics could expose us to risks, such as limiting our flexibility to move to alternative suppliers in circumstances in which it may be beneficial, paying higher prices for supplies than the market, inflation-adjusted pricing that adversely affects our margins in the event we are not able to correspondingly increase the price of our products, storing aging inventory that we do not need, and failing to recover prepayments from suppliers, particularly if dealing with suppliers without a long, stable production and financial history. We may not accurately predict whether the terms of any supply agreement may prove beneficial to us over time particularly if it contains long-term commitments, including purchase commitments. Additionally, some of our parts and materials are procured from foreign suppliers, which exposes us to certain risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations, taxes, tariffs, or quotas. If we are unable to mitigate any of these risks pertaining to our supply contracts or foreign suppliers, it could materially harm our financial condition and results of operations.
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
Our business is dependent on the availability of raw materials and components for our products. Prior tariffs imposed on steel and aluminum imports increased the cost of raw materials for our products and decreased the available supply, and, accordingly, we expect the 50% tariffs imposed on U.S. imports of steel, aluminum, copper, and subsequent derivative products to adversely impact our costs. Additional new trade tariffs or other trade protection measures that are being considered or threatened by the current U.S. federal administration and possible reciprocating tariffs from other countries in which we operate or do business in response to any such U.S. tariffs or other trade protection measures could have a material adverse effect on our business, results of operations and financial condition, particularly if the countries where we source a significant amount of our components or where we sell or seek to sell our solutions are impacted.
A failure to properly comply with foreign trade zone laws and regulations could increase the cost of our duties and tariffs including by causing us to have to pay deferred duties and tariffs on goods located within such foreign trade zones.
We have established foreign trade zones in California and Delaware, through qualification with U.S. Customs and Border Protection, which allow for “zone to zone” transfers between our facilities located in those states. The foreign trade zone allows the deferment of certain U.S. duties or tariffs until the goods enter U.S. commerce, as well as the opportunity for duty and tariff avoidance on goods directly exported from the foreign trade zones which do not enter U.S. commerce. Other savings from compliance with applicable rules and regulations include reductions in processing fees through the program. If we are unable to maintain the qualifications of our foreign trade zones, or if foreign trade zones are limited or unavailable to us in the future, we would be liable to pay outstanding duties and tariffs owed on goods located within such zones, which could have an adverse effect on our business, cash flows, and results of operations.
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
Our limited history of manufacturing new products make it difficult to evaluate our future prospects and the challenges we may encounter.
While we have a history of manufacturing and selling our Energy Server systems, we have a limited history with regard to other technologies, such as carbon capture and storage. As a result, there is little historical basis to make judgments on the capabilities associated with our enterprise, management, and ability to produce new products. Our ability to generate the profits we expect to achieve from the sale of new products will depend, in part, on our ability to effectively manufacture them, respond to market demand, and add new manufacturing capacity in an efficient, cost-effective manner.
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
For example, many of our installations in California interconnect with investor-owned utilities on FC NEM tariffs. FC NEM tariffs were available for new California installations until December 31, 2023. To remain eligible for those FC NEM tariffs, installations currently on those tariffs will be required to meet greenhouse gas emissions standards that are intended to support operations at a rate that is the same or better than the grid resources they are displacing. Other generally applicable tariffs are available for customers deploying fuel cells, and do not impose greenhouse gas standards. If, and when, installations cannot meet any applicable greenhouse gas standards, there are alternative tariffs available for our customers. If the cost to remain on the FC NEM tariffs increase significantly or suitable alternatives are not available, it may negatively impact our existing customer base and future demand for our products. Additionally, the uncertainty regarding requirements for service under any of these tariffs could negatively impact the perceived value of, or risks associated with, our products, which could also negatively impact demand.
Under the IRA, the U.S. federal government offers certain federal tax benefits, including the Production Tax Credit under Section 45 of the Internal Revenue Code (the “PTC”) and the Investment Tax Credit under Section 48 of the Internal Revenue Code (the “ITC”), both of which are succeeded by “technology-neutral” versions set forth in Sections 45Y and 48E, respectively. After December 31, 2024, our fuel cell Energy Server systems operating on natural gas or a non-zero carbon fuel became ineligible for the ITC under the IRA, except to the extent eligible fuel cell property was properly safe harbored prior to December 31, 2024, under the applicable federal tax guidance rules. On July 4, 2025, the U.S. federal government enacted the OBBBA, which restored the federal ITC for applicable fuel cell property for projects beginning construction after December 31, 2025, at a 30% rate through 2033, regardless of the level of emissions from the fuel cell property. Accelerated depreciation for our fuel cell property was also restored under the OBBBA. These federal tax benefits under both the IRA and the OBBBA have certain legal and operational requirements. There may be uncertainty as to how such requirements promulgated under the IRA and the OBBBA are interpreted. If IRS guidance regarding implementation of the IRA or the OBBBA is viewed by investors as unclear, tax credit financing may be delayed or downsized, harming our ability to secure financing for customers. Our failure to either (i) accurately interpret the new requirements under the IRA and the OBBBA regarding among other things, prevailing wage, apprenticeship, domestic content, siting in an “energy community,” “prohibited foreign entities” or “material assistance” from “prohibited foreign entities” or (ii) adequately update our supply-chain, manufacturing, installation, and record-keeping processes to meet such requirements, may result a partial or full reduction in the related federal tax benefit, and our customers, financiers and equity investors may require us to indemnify them for certain of such reductions. Changes in federal tax benefits over time also may affect our future performance.

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
U.S. tax equity investors typically derive a significant portion of their economic returns through tax benefits when they finance a product. Tax equity investors are generally entitled to substantially all of the project’s tax benefits, such as those provided by the ITC and Modified Accelerated Cost Recovery System (“MACRS”) or bonus depreciation. The number of and available capital from potential tax equity investors is limited, we compete with other energy companies eligible for these tax benefits to access such investors, and the availability of capital from Equity Investors is subject to fluctuations based on factors outside of our control such as macroeconomic trends and changes in applicable taxation regimes. Concerns regarding our limited operating history at a large scale, historical lack of profitability and that we are the only party who can manufacture our products have made it difficult to attract tax equity investors in the past. Our ability to obtain additional financing depends on the continued confidence of banks and other financing sources in our business model, the market for our solutions, and the continued availability of tax benefits applicable to our solutions, regardless of whether we arrange the financing, or our customers finance the products themselves. In addition, conditions in the general economy and financial and credit markets may result in the contraction of available tax equity financing. Similarly, in international markets such as Korea and Europe, economic benefits applicable to fuel cells may include subsidies for deployment as well as exemptions or reductions from taxes and fees. If as a result of changes to these benefits we, or in some cases our customers, are unable to enter into tax equity or other financing agreements with attractive pricing terms, or at all, neither we nor our customers, may be able to obtain the capital needed to finance the purchase of our products. Such circumstances could also require us to reduce the price at which we are able to sell our products in the applicable markets and therefore harm our business, financial condition, and results of operations.
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
In most jurisdictions where air permits and various land use permits are required for installation of larger Energy Server system installations, the length of time to obtain these permits has increased. Moreover, the level of certainty around the issuance of such permits has decreased and where issued, the cost of compliance has been and can be prohibitive. We have experienced a reluctance in certain areas to issue permits for natural gas Energy Server systems and, even when that reluctance is overcome, we have seen conditions imposed, including a requirement to blend costly renewable fuels or other similar measures that might advance climate goals. The timing associated with these processes and the cost associated with related conditions impact our selling activities.
Our technology is moving faster than the regulatory process in many instances and there are inconsistencies between how we are regulated in different jurisdictions. It is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the installation of our products, could result in penalties, could require modification or replacement or could trigger claims of performance warranties and defaults under customer contracts that could require us to repurchase equipment, any of which could adversely affect our business, financial performance, brand and reputation. In addition, new energy or environmental laws or regulations or new interpretations of existing laws or regulations could present marketing, political or regulatory challenges and could require us to upgrade or retrofit existing equipment, which could result in materially increased capital and operating expenses.
We are in an unsettled regulatory and legal environment with compliance complexity and costs associated with legal and compliance matters.
We operate in a dynamic and complex regulatory and legal environment, characterized by evolving policies, geopolitical pressures, and the global push toward energy transition. Governments worldwide are generally enacting stricter regulations to meet net-zero and emissions reduction targets, leading to frequent changes in environmental and energy policies. The shift in some geographies from fossil fuels to renewable energy sources has introduced new rules, subsidies, and mandates, creating uncertainty for companies managing both legacy and emerging energy systems. Trade disputes, sanctions, and conflicts affecting supply chains and resource availability add unpredictability to the global regulatory landscape.
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
The current generation of our Energy Server systems that run on natural gas generally produce fewer carbon emissions than other onsite high power density generation and the average U.S. marginal power generation sources that our projects displace. However, the operation of our current Energy Server systems does produce some CO2, which contributes to global climate change. As such, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules, including carbon pricing, or the requirements of the incentive programs on which we and our customers currently rely, as well as potential scrutiny around voluntary or regulatory carbon emissions reporting by our existing or potential customers. Changes in any of the laws, regulations, or ordinances, or rules that apply to our installations and new technology could make it more difficult or costly to install and operate our Energy Server systems, thereby negatively affecting our ability to deliver cost savings to our customers. Certain municipalities in which we operate have banned or are considering banning new interconnections with gas utilities, while others have adopted bans that allow new interconnections for non-combustion resources, such as our Energy Server systems. Some local municipalities have also banned or are considering banning the use of distributed generation products that utilize fossil fuel. Additionally, our customers’ and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our natural gas-fueled Energy Server systems. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, or ordinances, or rules applicable to our Energy Server systems, or by our customers’ and potential customers’ energy procurement policies.
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
At the federal level in the U.S., the FERC has authority to regulate under various federal energy regulatory laws, transmission, wholesale sales of electric energy, capacity, and ancillary services, and the delivery of natural gas in interstate commerce. In 2025, FERC as directed by the U.S. Department of Energy (DOE) began considering reforms including the interconnection of onsite power generation co-located with large load such as data centers. Also, projects subject to FERC regulations with respect to market-based sales of electricity require us to file notices and make other periodic filings with FERC, which increases our costs and subjects us to additional regulatory oversight.
Although we generally are not regulated as a utility, statutes, regulations, tariffs and market rules often relate to electricity and natural gas pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of electricity generation for specific technologies. In the U.S., governments and market operators frequently modify these statutes, regulations, tariffs and market rules. Governments, often acting through state utility or public service commissions, as well as market operators subject to FERC regulation, change, adopt or approve different utility requirements and rates for commercial and industrial customers on a regular basis. Rules adopted by FERC and state public utility commissions may also create new requirements that affect commercial and industrial customers, including the potential direct assignment of energy and transmission-system upgrade costs to new data center customers as a class. Changes, or in some cases a lack of change, in any of the laws, regulations, tariffs ordinances, or other rules that apply to our installations and new technology could make it more costly for us or our customers to install and operate our products and could negatively affect our ability to deliver cost savings to customers.
In addition, there may be further changes in the leadership of various U.S. federal regulatory agencies and changes or proposed or threatened changes to U.S. federal government policy that have led to, in some cases, legal challenges as well as uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations. We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. Any such changes could impose additional costs, require the attention of senior management or result in other changes to or limitations on our business.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims. Our Energy Server systems are considered high energy systems because they consume or produce flammable fuels and may operate up to 480 volts. Natural gas and hydrogen, associated with use of our products, are flammable gases and therefore are potentially dangerous fuels capable of causing fires and other harm. High-voltage electricity poses potential shock hazards. There can be no assurance that our products will continue to be certified to meet certain design and safety standards. Additionally, if our equipment is not properly handled or maintained, or contains undiscovered issues, there could be system failure and resulting damage, injury or liability.
These claims could require us to incur significant costs to defend. Furthermore, any successful product liability claim could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about us harming our brand, business, prospects, product demand, operating costs, and widespread market acceptance for our products. Our product liability insurance may not be sufficient to cover all potential product liability claims and awards. Any lawsuit seeking significant monetary damages either in excess of or outside of our insurance coverage may have a material adverse effect on our business and financial condition.
Litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation matters that arise in the ordinary course of business. For information regarding pending legal proceedings, please see Part I, Item 3, Legal Proceedings and Part II, Item 8, Note 13—Commitments and Contingencies. In addition, since our fuel cell products are sometimes perceived as new types of products in nascent markets, we have in the past needed and may in the future need to seek administrative guidance, the amendment of existing regulations, or the development of new regulations, to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could lead to subsequent litigation.
Unfavorable outcomes, including adverse judgments for monetary damages, injunctions, or denial or revocation of permits, or developments relating to proceedings to which we are a party or transactions involving our products could have a material adverse effect on our business, financial condition, and results of operations. In addition, a settlement of claims could adversely affect our financial condition and results of operations.
Risks Related to Our Intellectual Property
Our inability to effectively protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.
Policing unauthorized use of proprietary technology can be difficult and expensive, and the measures we have taken to protect our intellectual property rights, including our trade secrets, may not be sufficient to prevent such use. For example, many of our engineers reside in California where it is not legally permissible to prevent them from leaving employment with us and working for a competitor. Similarly, the FTC has been active with regard to non-compete provisions which may impact our ability to prevent our employees from leaving employment with us and working for a competitor. Also, litigation may be necessary to enforce our intellectual property rights, including protecting our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and adverse determination in any such litigation could impair our intellectual property rights, business, prospects, brand, and reputation.
We rely primarily on patents, trade secrets, copyrights, and trademarks, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these intellectual property laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be discovered by or disclosed in an unauthorized manner to third parties. Additionally, intellectual property rights owned or licensed to us could be challenged, invalidated, or declared unenforceable in judicial or administrative proceedings, or circumvented, designed around by our competitors, infringed, or misappropriated. Competitors could copy or reverse engineer our products or develop and market products that are substantially equivalent to or superior to our own. Any of these possibilities, including the unauthorized use of our intellectual property by others, could reduce our competitive advantage and have a material adverse effect on our business, financial condition, or operating results. In addition, the laws of some countries do not protect intellectual property rights as fully as do the laws of the U.S. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. We may not be able to effectively protect our intellectual property rights in these markets or elsewhere. If an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our products at competitive prices may be adversely affected and our business, financial condition, operating results, and cash flows could be adversely affected.
In connection with our expansion into new markets, we may need to develop relationships with new partners, including project developers and/or financiers who may require access to certain of our intellectual property in order to mitigate perceived risks regarding our ability to service their projects over the contracted project duration. In addition, expansion into new markets may require us to manufacture or source components from suppliers in such new markets. If we are unable to come to agreement regarding the terms of such access or find alternative means to address new market requirements, such failure may negatively impact our ability to expand into new markets. Alternatively, we may be required to develop new strategies for the protection of our intellectual property, which may be less protective than our current strategies and could therefore erode our competitive position.
Our patent applications may not result in issued patents, and our issued patents may be successfully challenged in litigation or post-grant proceedings, either of which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The scope and enforceability of patents involves complex legal and factual questions, and the breadth of claims allowed is subject to disagreement. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and respective patents are issued, some foreign countries provide significantly less effective patent enforcement than the U.S.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase our costs and may adversely affect our business, prospects, and operating results.
We may need to defend ourselves against claims that we infringed, misappropriated, or otherwise violated the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they believe are infringed by our products or services. Entities or individuals holding patents or other intellectual property rights could make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights by seeking royalties or injunctions. Several of the proprietary components used in our products have been subjected to infringement challenges in the past. We generally indemnify our customers against claims that the products we supply do not infringe, misappropriate, or otherwise violate third-party intellectual property rights, and we therefore may be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third-party’s intellectual property rights, we may be required to do one or more of the following:
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
Since our inception in 2001, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2025, we had an accumulated deficit of $4.0 billion. We expect to continue to expand our operations domestically and internationally, including by investing in manufacturing, sales and marketing, research and development, staffing, and infrastructure to support our growth. We may continue to incur net losses in future periods. Our ability to achieve profitability will depend on a number of factors, including our ability to:
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
•the timing of the development of the market for our new features and products;
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
In order to grow effectively, we must efficiently operate our business, manage our capital expenditures and control our costs. If we experience a significant growth in orders without improvements in automation and efficiency as well as quality and timely parts and components from our suppliers, we may not be able to meet product demand in a timely manner. We may need additional manufacturing capacity and we and some of our suppliers may need additional capital-intensive equipment. Any growth in manufacturing must include scaling quality control as the increase in production increases the possible impact of manufacturing defects. In addition, any growth in the volume of sales of our products may outpace our ability to engage sufficient and experienced personnel to manage the higher number of installations and to engage contractors to complete installations on a timely basis and in accordance with our expectations and standards. Portions of the organization may expand at different speeds, creating bottlenecks, inefficiencies, or misalignment between commercial demand, production capacity, and service and support functions. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results, and financial condition. Our future operating results depend to a large extent on our ability to manage this growth successfully.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes, enhance our review and put in place additional controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error. If we are unable to successfully maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have a material adverse effect on our business and operating results and cause a decline in the price of our common stock.
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
Currently, we are the only provider able to manufacture our products. If potential customers believe we do not have sufficient capital or liquidity to operate our business over the long-term or that we will be unable to maintain or support our products, customers may be less likely to purchase or lease our products, particularly in light of the significant financial commitment required. In addition, financing sources may be unwilling to provide financing on reasonable terms. Similarly, suppliers, financing partners, and other third parties may be less likely to invest time and resources in developing business relationships with us if they have concerns about the success of our business.
Accordingly, in order to grow our business, we must maintain confidence in our liquidity and long-term business prospects among customers, suppliers, financing partners and other parties. Our ability to maintain this confidence depends not only on absolute liquidity levels, but also on market perceptions of our access to capital and other complex factors such as:
•our limited operating history at a large scale;
•the size of our debt obligations and compliance with the existing terms thereof;
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
Given our substantial level of indebtedness, it may be difficult for us to secure additional debt financing at an attractive cost, which may in turn impact our ability to expand or maintain our operations, develop our products, and remain competitive in the market. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance, and many other factors not within our control, such as adverse shifts in the interest rate environment or credit market conditions which could impact availability and cost of such financing.

The agreements governing our outstanding indebtedness contain, and other future debt agreements may contain, covenants imposing operating and financial restrictions on our business that limit our flexibility to, including, among other things:
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

Upon the occurrence of certain events to us, including a change in control, a significant asset sale or merger or similar transaction, our liquidation or dissolution or the cessation of our stock exchange listing, each of which may constitute a fundamental change under the outstanding notes, holders of certain of the notes have the right to cause us to repurchase for cash any or all of such outstanding notes. We cannot provide assurance that we would have sufficient liquidity to repurchase such notes. In addition, pursuant to a credit agreement we entered into in December 2025, we provided collateral to secure amounts borrowed thereunder consisting of a lien on substantially all of our tangible and intangible personal property, other than intellectual property, and a pledge of various shares of stock, partnership interests and limited liability company interests of our direct material domestic subsidiaries and first-tier material foreign subsidiaries. We also agreed to various financial covenants, as well as restrictive covenants that, among other things, restrict our and our subsidiaries’ ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, prepay certain indebtedness, incur liens, enter into agreements with affiliates, and merge or consolidate.
Our financing and debt agreements, including the notes and the credit agreement, contain events of default. If an event of default were to occur, the trustee and/or the lenders could, among other things, terminate their commitments and declare outstanding amounts due and payable and our cash may become restricted, or (with respect to the credit agreement) seek to enforce collateral securing the amounts borrowed thereunder. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our indebtedness if such amounts were accelerated upon an event of default. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may, as a result, be accelerated and become due and payable as a consequence. We may be unable to pay these debts in such circumstances. We cannot provide assurance that the operating and financial restrictions and covenants in these agreements will not adversely affect our ability to finance our future operations or capital needs, or our ability to engage in other business activities that may be in our interest or our ability to react to adverse market developments.
We may not be able to generate sufficient cash to meet our debt service obligations or our growth plans.
Our ability to generate sufficient cash to meet our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors. If we do not generate sufficient cash to satisfy our debt obligations, which risk may be heightened during periods of elevated working capital requirements, we may have to undertake alternative financing plans such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. We cannot provide assurance that any of these alternatives would be available or permitted under the terms of our debt instruments then in effect. Furthermore, the ability to refinance indebtedness would depend upon the condition of the finance and credit markets at the time. Our inability to generate sufficient cash to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms or on a timely basis would have an adverse effect on our business, results of operations and financial condition.

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
•trade barriers such as export and import requirements, tariffs, taxes, local content requirements, anti-dumping regulations and requirements, and other restrictions and expenses, which could increase the effective price of our products and make us less competitive in some countries or increase the costs to perform under our existing contracts;
•logistics and shipping constraints due to geopolitical conflicts in shipping routes;
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
Our cross-border transactions and international operations are subject to complex foreign and U.S. laws and regulations, including anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as Regulation (EU) 2016/179 (General Data Protection Regulation) (GDPR), and environmental regulations, accounting standards, among others. In particular, U.S. regulators engage in anti-bribery law enforcement activity, and we currently operate and seek to operate in many parts of the world that are recognized as having greater potential for corruption. Violations of any of these laws and regulations could result in fines and penalties, criminal sanctions against us or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in certain geographies, and significant harm to our business reputation. Our policies and procedures to promote compliance with these laws and regulations and to mitigate these risks may not protect us from all acts committed by our employees or third parties, including contractors, agents, services partners, strategic partners or distributors. To the extent violations of foreign and U.S. laws and regulations by such third parties impact their ability to perform under contracts with us, our operations and financial results could be materially adversely affected. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business.
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
Our internal computer systems, and those of our third-party providers, may fail or may suffer from events beyond our control, including security breaches and other cybersecurity events, which could compromise our intellectual property and other confidential information, disrupt our product development programs and manufacturing operations, harm product performance, and/or damage the Company’s brand and reputation, any of which could reduce our revenue and earnings, increase our expenses and expose us to legal and regulatory claims.
All of our major operations, including manufacturing, distribution, sales and accounting, are dependent on our internal computer systems and infrastructure (“IT Systems”) and those of our strategic collaborators, vendors, contractors, and consultants (“third-party providers”) and we maintain information that is confidential, proprietary, or otherwise sensitive in nature on our IT Systems, including intellectual property, financial and other trade secret and confidential information related to us, our employees, prospects, customers, suppliers and business partners (collectively, “Confidential Information”). In addition, our development programs and manufacturing operations are dependent on our IT Systems, as is the performance and full functionality of our products. For example, we use our IT Systems to remotely control and assess the performance of our products in the field.
Our IT Systems and those of our third-party providers, are vulnerable to damage from computer viruses, unauthorized access, misuse, natural disasters, terrorism, cybersecurity threats, war and, internet, telecommunications, data network and electrical failures, as well as security compromises or breaches, which may compromise our systems, infrastructure, data or that of those with whom we share such data or information or upon which our business relies, or lead to data compromise, misuse, misappropriation or leakage. Any damage or significant disruption in the operation of our IT Systems or those of our third-party providers or the failure of such systems to perform as expected (including as a result of any of the events noted in the preceding sentence or otherwise) would disrupt our business and could have a material adverse effect us.
In addition, cyber-attacks could extract Confidential Information and such attacks could also include the deployment of harmful malware, ransomware, digital extortion, business email compromises and denial-of-service attacks, social engineering (including phishing attacks) and other means to affect server reliability and threaten confidentiality, integrity and availability of information or IT Systems. If any such cyber-attack against us or our third-party providers were to result in a loss of or damage to our data; the disclosure of Confidential Information; an interruption in our operations, such as a material disruption to our product development programs, manufacturing operations or interfere with the functionality of our products, it could have a material adverse effect on us.
While we have taken steps to address these risks, our efforts may not wholly mitigate them. In addition, these risks are likely to increase as we continue to grow and expand geographically and our products and services become increasingly dependent on technology. Further, our contracts may not fully protect us from liabilities, damages, or claims and, although we maintain insurance coverage (which also may cover liabilities in connection with security breaches and cyber-attacks), such insurance may not provide adequate coverage against all liabilities and there can be no assurance that the insurer will approve claim coverage. In addition, any data breach, security incident, or compromise of protected personal information may also result in notification requirements or other disclosure obligations and may subject us to civil fines and penalties, litigation, regulatory investigations or enforcement actions or claims for damages under applicable privacy laws. Finally, security breaches and cyberattacks could negatively impact our brand and reputation and our competitive position and could result in litigation with third parties, regulatory action and increased remediation costs, any of which could adversely impact our business, our financial condition, and our operating results.
We increasingly rely on the collection, processing, storage, sharing, and analysis of large volumes of data that requires strong data governance. A failure to maintain strong data governance by us and/or our third-party providers could result in investigations, fines, penalties, and litigation; expose us to operational, financial and reputational risks; and adversely impact the execution of strategic objectives.
Effective data governance, including data quality, data integrity, data access controls, data lifecycle management, and compliance with applicable data protection and privacy requirements, is essential to our operations, decision-making, and strategic initiatives. We face risks associated with maintaining accurate, complete, timely, and consistent data across multiple systems, business units, geographies, and third party platforms. Deficiencies in data governance practices, data quality, system integrations, or internal controls could result in inaccurate reporting, flawed business or operational decisions, inefficiencies, delays, increased costs, or failures to meet contractual, regulatory, or disclosure obligations.
As we expand our use of advanced analytics, automation, and artificial intelligence-enabled tools, our reliance on high quality and well governed data increases and any weakness in data governance may be amplified. In addition, we are subject to a complex and evolving landscape of data protection, privacy, cybersecurity, and data localization laws and regulations in the jurisdictions in which we operate. Failure to comply with those requirements, or to appropriately govern the use of sharing of data could result in regulatory investigations fines, penalties, or litigation.
We also rely on third party vendors, cloud service providers, and other partners to host, process, or access data. Risks related to third party data handling practices could adversely affect our data governance framework and expose us to additional operational, financial, and reputational risks.
If we are unable to effectively design, implement, and maintain a robust data governance framework that evolves with our business, our ability to operate efficiently, protect confidential information, leverage data-driven insights, and execute our strategic objectives could be adversely affected.
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
We believe part of our success depends on the efforts and talent of our manufacturing employees and our ability to attract, develop, motivate and retain such employees. Competition for manufacturing employees is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure and/or to fill targeted staffing levels. In addition, some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.
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
We may issue additional shares of our common stock in connection with future conversions of our outstanding convertible notes, which may dilute our existing stockholders and potentially adversely affect the market price of our common stock.
In the event that some or all of our outstanding convertible notes are converted, and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock.
Future sales of our common stock by current or potential future significant holders, or the perception that such sales could occur, may adversely affect the market price of our common stock.
While during 2025 SK ecoplant Co., Ltd. and its affiliates (“SK ecoplant”) reduced their holdings in our common stock acquired through their strategic investment in us, SK ecoplant continues to hold approximately 6,971,701 shares of our common stock as of December 31, 2025, equaling 2.5% of the shares outstanding as of such date. See Part II, Item 8, Note 17—SK ecoplant Strategic Investment for additional information with respect to such investment. In addition, in October 2025, in connection with our partnership with Oracle Corporation (“Oracle”) to provide on-site solid state power for AI data centers, subject to the negotiation of a warrant mutually acceptable to us and Oracle, we agreed to issue to Oracle a warrant (the “Oracle Warrant”) to purchase up to an aggregate of 3,531,073 shares of our common stock, with an exercise price of $113.28 per share, which was the closing market price of our common stock on October 28, 2025. We and Oracle agreed that (i) the expiration date of the Oracle Warrant will be six (6) months from the date of the issuance of the Oracle Warrant, (ii) the Oracle Warrant will include customary anti-dilution adjustments, transfer restrictions and exercise procedures, and (iii) the Oracle Warrant will not entitle the holder to any voting rights, dividends or other rights as a stockholder of the Company prior to the exercise and settlement of the Oracle Warrant. The Oracle Warrant and the shares underlying the Oracle Warrant are expected to be issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Assuming the issuance and exercise of the Oracle Warrant, the common stock underlying such warrant would represent approximately 1.3% of the shares outstanding as of December 31, 2025 on a pro forma basis.

The sale of a substantial number of the remaining shares of our common stock held by SK ecoplant, or (assuming the issuance of the Oracle Warrant) the exercise by Oracle of the Oracle Warrant and any subsequent sale of some or all of the common stock issuable upon such exercise, or the perception that any such sales could occur by either of such parties, or any potential significant sale of our common stock by other current or future holders, could adversely affect the market price of our common stock. These sales (if any), or the possibility of these sales, could also make it more difficult for us to sell equity securities or securities convertible into equity securities in the future at a time and at a price that we deem appropriate.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. In addition, under the terms of the credit agreement we entered into in December 2025, we cannot pay any dividends, with limited exceptions. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit stockholders’ rights, and limit the market price of our common stock. In addition, provisions in the convertible notes we have issued could delay or prevent an otherwise beneficial takeover of us.
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
Furthermore, certain provisions in the convertible notes we have issued could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to limited exceptions, noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.
Scrutiny regarding ESG practices and disclosures could result in additional costs and adversely impact our business, brand and reputation.
Like many companies, we face scrutiny relating to our Environmental, Social and Governance (“ESG”) practices and disclosures, including our human capital management initiatives. Certain of our investors may use ESG screening criteria for making investment decisions, and ESG standards, frameworks and regulations that apply to, or are used to assess, us continue to evolve. Our practices and disclosures may not satisfy, sufficiently respond to the changing and varied concerns of, or be supported by, all investors, customers, partners, regulators, enforcement authorities, or other stakeholders (including those in support of or in opposition to ESG practices) which could harm our brand and reputation, adversely impact employee retention, our access to capital, or our attractiveness as a business partner, and could expose us to increased scrutiny or criticism or to government enforcement actions and private litigation.
Our ability to achieve any ESG goal, target, or objective, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of environmental commodities, low-carbon fuels, technologies and products, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop, and retain necessary talent in our labor markets, and our ability to develop and maintain compliant reporting processes and controls. To the extent ESG stakeholder expectations, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.
Geopolitical events and conditions could adversely affect our business, financial condition and operating results.
Geopolitical and security issues, such as changes in U.S. government and other nations’ administration and their associated shifts in policy and priorities, armed conflict and civil or military unrest, political instability, terrorist activity and public health emergencies, could adversely affect our business, financial condition and operating results. For example:
•Trade tensions have risen between the U.S. and China. China as a country supplies multiple components including rare earth metals and compounds used in electronic and electromechanical components that are part of our tier 2 and tier 3 sub-assembly suppliers. The continued escalation of trade tensions between China and the U.S. could impact our ability to source these rare earth metals and components;
•Tensions between mainland China and Taiwan have increased significantly in recent years, presenting an elevated risk of hostilities. Our products contain components which are supplied principally from Taiwan. As such, any disruption impacting Taiwan could adversely impact our ability to obtain these components and supply our customers with products. In addition, such events could adversely affect the potential strength of the Taiwan market for our Energy Server product;
•The current administration has implemented new and revised tariffs on all U.S. trade partners as well as sanctions, and is in the process of negotiating trade deals. While we have taken measures in response to mitigate supply chain disruptions and costs caused by tariffs, and will continue to evaluate and implement additional response measures, tariffs may adversely impact us, including affecting key financial metrics such as our gross margin. The situation is expected to remain volatile and subject to changing conditions;
•The Russia and Ukraine conflict has had adverse effects on the pricing in Europe for liquified natural gas and other fuels which can be utilized by our energy server systems, which may have adversely impacted the attractiveness of our products in various countries in Europe that are potentially strong markets for us. Conflicts in the Middle East and Venezuela may also have impacts on prices for such fuels;
•Relationships between the U.S. and Europe have recently been under strain due to additional issues such as defense which could also negatively impact the demand of our products in that market; and
•If a new health epidemic or outbreak were to occur, we could experience broad and varied effects similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial ramifications.
As a result, our operations and our financial results, including our ability to execute our business strategy, manufacture, and sell products, and the demand for our products, can be adversely affected by a number of geopolitical factors outside of our control.

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 1C—CYBERSECURITY
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
•A security team principally responsible for managing our cybersecurity risk assessment processes, security controls, and response to cybersecurity incidents, led by our Chief Information Security Officer.
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
Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect us. For a discussion of how cybersecurity risks could materially affect us in the future, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors—Risks Related to our Operations.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Board receives periodic reports from the Audit Committee and management on these and other activities. The Audit Committee receives periodic reports from management on our cybersecurity risks, including presentations from our Chief Information Security Officer, internal security staff, and external experts. This includes updates to the Audit Committee, as appropriate, regarding any significant cybersecurity incidents, or multiple incidents that could be significant in the aggregate. These updates may occur in between regularly scheduled Audit Committee meetings.
At the management level, the Enterprise and Risk Management Committee (the “ERM Committee”) discusses cybersecurity topics, including any potentially material cybersecurity incidents, as part of its oversight of the Company’s significant risks. Our Chief Information Security Officer, collaborating with the broader management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
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
Our Chief Information Security Officer has more than 20 years of cybersecurity, information technology and engineering experience and he has served as the Chief Information Security Officer for multiple technology companies. Similarly, the members of the ERM Committee possess significant risk management experience obtained by their collective years of experience at Bloom and other companies of similar or greater complexity.

ITEM 2—PROPERTIES
The table below presents details for our principal properties:

Facility	Location	Approximate Square Footage	Held	Lease Term

Corporate headquarters[1]	San Jose, CA	183,000	Leased	2031
Manufacturing, research and development	Fremont, CA	326,000	Leased	*
Manufacturing and warehousing	Newark, DE	454,000	Leased	**
Manufacturing and warehousing[2]	Newark, DE	178,000	Owned	n/a

* Lease terms expire in December 2027, February 2036 and November 2037.
** Lease terms expire in December 2026, April 2027, June 2028, October 2028, and July 2030.
1 Our corporate headquarters is used for administration, research and development, and sales and marketing.
2 Our first purpose-built Bloom Energy manufacturing center for the fuel cells and Energy Server systems assembly, and it was designed specifically for copy-exact duplication as we expand, which we believe will help us scale more efficiently.
We lease additional office space as field offices in the U.S. and office and manufacturing space around the world. To support our growth expectations and meet accelerating demand for clean, resilient energy solutions, we continue to invest in manufacturing capacity. In July 2022, we announced the grand opening of our multi-gigawatt manufacturing facility in Fremont, California, representing a $200 million investment. This state-of-the-art facility, together with our expanded global headquarters in San Jose and new research and hydrogen development centers in Fremont, forms the backbone of our production strategy. In 2025, we announced plans to double the Fremont facility’s annual production capacity from approximately 1 GW to 2 GW by the end of 2026, supported by federal tax incentives and operational efficiency initiatives. These investments position us to serve growing demand from data centers, hydrogen projects, and distributed energy customers worldwide.

ITEM 3—LEGAL PROCEEDINGS
We are, and from time to time, we may become, involved in legal proceedings or subject to claims arising in the ordinary course of our business. For a discussion of legal proceedings, see Part II, Item 8, Note 13—Commitments and Contingencies in this Annual Report on Form 10-K. We are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “BE.” On February 2, 2026, there were 387 registered holders of record of our Class A common stock.
We have not declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return since our initial public offering of our common stock relative to the cumulative total returns of the NYSE Composite Index and the Nasdaq Clean Edge Green Energy Total Return Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 31, 2020, and its relative performance is tracked through December 31, 2025.
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

COMPARISON OF CUMULATIVE TOTAL RETURN

Bloom Energy Corporation
NYSE Composite Index
NASDAQ Clean Edge Green Energy Total Return Index
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
3/31/2024
6/30/2024
09/30/2024
12/31/2024
03/31/2025
06/30/2025
09/30/2025
12/31/2025

ASSUMES $100 INVESTED ON DEC.31,2020
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC.31,2025

(in cumulative $)	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Bloom Energy Corporation	$100.00	$94.38	$93.75	$65.31	$76.51	$84.25	$57.56	$69.73	$66.70	$69.52	$57.03
NYSE Composite Index	$100.00	$108.05	$115.19	$112.98	$120.68	$117.89	$103.11	$96.50	$109.39	$111.46	$115.86
NASDAQ Clean Edge Green Energy Total Return Index	$100.00	$97.79	$98.86	$89.51	$97.36	$92.60	$74.98	$81.81	$68.01	$75.29	$74.14

(in cumulative $)	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Bloom Energy Corporation	$46.25	$51.62	$39.20	$42.69	$36.83	$77.45	$68.56	$83.41	$294.90	$302.98
NYSE Composite Index	$113.05	$124.46	$136.01	$134.68	$146.57	$144.12	$147.20	$155.95	$165.42	$169.62
NASDAQ Clean Edge Green Energy Total Return Index	$61.80	$61.27	$50.38	$49.63	$52.52	$49.71	$42.01	$48.05	$61.68	$65.63

Unregistered Sales of Equity Securities
In October 2025, in connection with our partnership with Oracle to provide on-site solid state power for AI data centers, subject to the negotiation of a warrant mutually acceptable to us and Oracle, we agreed to issue to Oracle a warrant to purchase up to an aggregate of 3,531,073 shares of our common stock, with an exercise price of $113.28 per share, which was the closing market price of our common stock on October 28, 2025. We and Oracle agreed that (i) the expiration date of the Oracle Warrant will be six (6) months from the date of the issuance of the Oracle Warrant, (ii) the Oracle Warrant will include customary anti-dilution adjustments, transfer restrictions and exercise procedures, and (iii) the Oracle Warrant will not entitle the holder to any voting rights, dividends or other rights as a stockholder of the Company prior to the exercise and settlement of the Oracle Warrant. The Oracle Warrant and the shares underlying the Oracle Warrant are expected to be issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer’s Purchases of Equity Securities
None.

ITEM 6—[RESERVED]

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Overview
Description of Bloom Energy
Bloom Energy is a global leader in onsite power generation, delivering a foundational platform purpose-built for the digital era and the global energy transition. We manufacture a versatile fuel cell energy platform, supporting the commercial availability of two primary products: the Bloom Energy Server® fuel cell system for generating electricity and the Bloom Electrolyzer™ for producing hydrogen. Our primary product, the Bloom Energy Server is a proprietary high-temperature solid-oxide fuel cell technology that converts fuels—including natural gas, biogas, and hydrogen—into electricity at high density without combustion or moving parts, achieving lower emissions and higher efficiency than legacy systems.
We design, manufacture, distribute, and operate the Bloom Energy Server to provide resilient, distributed power for critical operations. Our mission is to make clean, reliable energy affordable, giving enterprises control over cost, resilience, and sustainability. Bloom serves Fortune 500 companies across the data center, semiconductor manufacturing, AI infrastructure, utility, and other industrial sectors.
Headquartered in Silicon Valley, Bloom Energy employs more than 2,000 people worldwide and manufactures its systems in the United States. Bloom has its Energy Server systems deployed across approximately 1,100 sites in 9 countries, empowering businesses and critical infrastructure worldwide.
Energy Market Conditions
The global energy transition has created new challenges and opportunities for the power sector. Shifts and uncertainty in the policy, regulatory, and market environment impact our business. Increasing electricity rates, decreasing energy security and reliability, and delays in the development of transmission infrastructure and grid interconnection as well as other time-to-power challenges have led to increased customer interest in our power solutions. Increasing demand for power has created a mismatch in supply and demand. This supply and demand mismatch globally has threatened energy security, reliability, and availability and forced policymakers, utilities and business alike to reimagine energy generation and procurement strategy.
We enable customers to address these energy market challenges by offering flexible solutions designed to provide cost predictable, resilient, and reliable energy in a timely fashion. As customers and utilities navigate the energy transition and evolving landscape, the ability of our power solutions to fit their business, economic, regulatory, and policy needs depends on a number of factors, including natural gas availability and pricing, electrical interconnection costs, availability and timing, redundant back up power requirements, cost requirements, and sustainability profiles. These factors may influence a customer’s decision to pursue an alternative on-site power solution like ours.
Proposed and enacted policies that have emerged in 2025 may also affect customer demand for power solutions. For example, changes to permitting rules could accelerate domestic fossil fuel infrastructure production, while proposals to limit environmental reviews under the National Environmental Policy Act and other statutes could incentivize investment in, and reduce the cost of, fossil fuels, including natural gas. FERC is now addressing a DOE proposed rulemaking on large load interconnection that could significantly impact new onsite generation by creating uniform pathways for onsite fuel cell deployment at data centers. At the same time, federal directives and state proposals to halt new permits for wind projects, particularly offshore wind, could slow renewable energy adoption and decrease the projected available supply of renewable energy. Some data center customers and other large power users have signed exclusivity arrangements with their utilities, which can introduce limitations to move to on-site solutions. Rising natural gas costs in some regions, increases in gas distribution rates, limited availability of supply, and disruptions in global gas markets are some of the market challenges we face, and can increase the cost of power solutions for customers. Bloom stands ready to meet these new challenges and opportunities.
Key Macro Trends
Demand for Power is Increasing, Driven by Data Centers and Artificial Intelligence. U.S. electricity demand has entered a new growth phase after years of limited expansion, driven by a rapid buildout of AI and cloud data centers and renewed investment in domestic manufacturing. AI workloads require significant and continuously available power, while reshoring across sectors such as semiconductors and advanced materials is creating new large loads. Existing electricity customers in states with heavy AI and cloud data center development are also raising concerns over rate increases they attribute to this new demand for power. These developments are reshaping demand patterns and increasing the need for dependable, rapidly deployable power sources.
Policy Support has been Increasing for AI leadership and Energy Security. U.S. federal policy discussions increasingly link AI competitiveness with energy availability, emphasizing the importance of reliable near-term power sources. Recent actions recognize natural gas as a practical bridge resource for meeting immediate load growth while longer-term decarbonization pathways evolve. Over the same period, certain renewable incentives have become more time-limited, affecting the pace and predictability of new renewable additions. We believe these shifts are influencing customer planning and procurement decisions as they evaluate firm, rapidly deployable power options.
Grid Constraints and Permitting Delays are Extending Time to Power for Traditional New Facilities and Expansions. As electricity demand accelerates, grid capacity is not expanding at the same pace. Extended permitting timelines and supply chain constraints dictate that transmission additions remain limited, and generator interconnection queues at the end of 2024 totaled 2,300 gigawatts, with typical timelines extending multiple years and further delays. Even with regulatory reforms, the timelines associated with system upgrades required for reliability and deliverability continue to translate to long lead times. “Time to power” has become a central constraint for organizations planning new facilities or expansions providing an opportunity for power sources like our products that can be co-located on-site where the demand is needed and be grid-independent..
According to a study published in December 2025 by the Lawrence Berkeley National Laboratory, the time from initiating a request for interconnection to the grid to the start of commercial operations has more than doubled to 55 months in 2024 from less than two years in 2008. Bloom Energy Server systems can be configured as on-site fully-islanded, microgrid solutions that are not interconnected to the grid, which often can provide a customer power in months instead of years. In many markets, utilities have acknowledged delays in serving large load customers, which we believe makes the Bloom Energy Server system an attractive solution.
In addition, our fully-islanded microgrid solutions can provide power on-site, without the need for transmission and distribution system upgrades that often are required before a customer can interconnect to the electrical grid. We are seeing greater interest in fully-islanded, microgrid solutions among data center customers because of these interconnection-related delays. If a customer desires a “grid parallel” solution, where it can withdraw system power in combination with the Bloom Energy Server system, required interconnection studies and lengthy interconnection queues may remain, eroding the time to power value proposition, though ongoing regional and national policy developments may significantly reduce these queues, increasing the value of onsite generation solutions.
Shift Toward Onsite Power Generation is Occurring. To address schedule certainty and bypass grid bottlenecks, large-load customers—particularly data center operators—are increasingly evaluating onsite generation as part of their energy strategy. Onsite systems, when islanded, can allow customers to control deployment timelines, secure reliable baseload supply and reduce delays associated with lengthy permitting and interconnection processes. Industry analyses and surveys indicate meaningful growth in distributed and onsite generation through the end of the decade.
Our islanded microgrid solutions allow data center and other customers the ability to skip the interconnection queue and start construction. A key to this solution is that our load following capability allows us to follow a customer’s variable loads without the need to import power from the transmission grid. We believe avoiding lengthy interconnection queues is key to unlocking time to power for our customers.
Limitations Among Traditional OEMs and Utilities are Extending Delivery Timelines. Traditional power generation OEMs are experiencing extended delivery timelines as demand for firm power solutions increases across data centers, industrial facilities and utility markets. Lead times for turbines, engines and other conventional equipment have lengthened due to global order volumes, supply chain constraints and component availability. In some cases, delivery windows span multiple years, limiting customers’ ability to add capacity on required schedules. We see these constraints contributing to increased interest in modular, rapidly deployable power solutions.
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

Utility companies are exploring alternative means of producing and supplying energy to their end customers, including our Energy Server systems. We entered into agreements with utilities in 2024, including a landmark 1 GW supply framework agreement with a customer and began executing on the order in 2024.
Utility Load Growth and Capacity Constraints are Creating Affordability Pressures. Utilities face rising load growth, cost pressures, and heightened scrutiny from both commercial and residential customers. Large users cite higher rates, reliability challenges and extended interconnection timelines, while households face increased affordability concerns as electricity takes a larger share of monthly spending. These dynamics are prompting utilities to explore more flexible and capital-efficient ways to serve load, including behind-the-meter and sleeved on-site generation arrangements that can be deployed more quickly and without extensive grid upgrades.
Our islanded microgrid solution also creates benefits for consumers by reducing congestion charges resulting from constraints on the transmission grid and avoiding the need for network transmission investments and upgrades. In addition to our distributed generation microgrid solution serving a single customer, utility companies can employ it to serve as an energy transmission asset, helping them avoid the costs of new transmission and distribution infrastructure.
Other Factors Affecting our Performance
Shifting Regulatory Environment
The Trump Administration has issued multiple Executive Orders enabling domestic energy production and AI development and is taking further actions to effectuate that intent, including the National Energy Emergency Declaration, Unleashing American Energy, Accelerating Permitting of Datacenter Infrastructure, and the AI Action Plan. In July 2025, the DOE issued a “Report on Evaluating U.S. Grid Reliability and Security,” which found that without intervention, blackouts could increase dramatically due to surging electricity demand and inadequate capacity supply, particularly in parts of the PJM Interconnection (PJM), Southwest Power Pool (SPP), Electric Reliability Council of Texas (ERCOT), and Midcontinent Independent System Operator (MISO) regional markets. In October 2025, the DOE Secretary issued a proposed rulemaking, which if enacted would establish federal standards on customer self-generation and behind-the-meter configurations, creating more uniform pathways for onsite, utility-scale fuel cell deployments.
During 2025, FERC likewise echoed resource adequacy concerns and began addressing whether existing market rules and tariffs properly address onsite generation in light of the rapid buildout of AI and cloud data centers, and is now addressing substantive issues raised in the DOE proposed rulemaking. The rule changes FERC is considering could significantly affect the speed at which Bloom Energy Server systems interconnect to the transmission grid. We expect substantive findings by FERC during 2026.
In February 2025, FERC launched a review of whether PJM needs to better address how onsite generation and co-located loads can interconnect and participate in markets. In December 2025, FERC directed comprehensive reforms to establish rates, terms, and conditions for onsite generation and co-located load. The order creates a favorable framework for new onsite generation configurations with co-located load through multiple pathways, including studying only the power a generator and load wishes to inject and withdraw from the transmission system rather than a generator’s gross capacity and maximum load withdrawals, which may reduce network upgrade costs by eliminating unneeded upgrades. In addition, FERC directed PJM to expedite interconnection studies where no network upgrades are required. The order requires PJM to make a number of filings with FERC and many changes may not be in place until later in 2026. The order also remains subject to rehearing and potential appeal, with the potential that FERC may modify or reverse its findings.
Resource adequacy concerns caused by rapid demand growth have led other regional markets to address rule changes. In October 2025, SPP filed its High Impact Large Load Generation Assessment (HILLGA), which provides an expedited interconnection pathway for generation designated to serve High Impact Large Load, with interconnection studies completed within 90 days. FERC approved SPP’s proposal in January 2026.
On the national stage, the DOE Secretary issued a proposed rulemaking in October 2025 to standardize procedures for interconnecting large loads directly to the transmission system, including co-located load and generation. More than 150 comments were submitted on the proposal, including by Bloom. Under this proposal, co-located load and generation would be studied based on net injections and withdrawals from the grid, which would reduce study times and upgrade costs, similar to FERC’s PJM order. Bloom submitted comments expanding on several of DOE’s proposals. DOE has requested FERC issue an order in April 2026, with further proceedings likely. These evolving rule changes to expedite the interconnection of large load and co-located generation may further influence customer planning and procurement decisions as they evaluate firm, rapidly deployable on-site power options such as our Energy Server product.

Working with Utilities
The imbalance between power demand and supply has contributed to utilities seeking alternative sources of power to supply to their end customers. Utilities have been unable to meet this demand through the deployment of renewable sources of energy such as solar and wind power. Bloom Energy Server systems can be installed at the utility’s point of distribution or directly on the customer’s site. The energy produced by our systems can be utilized by utilities to provide power to a specific customer or customers or may be used by customers generally. As demand for power continues to grow, and time to power becomes increasingly important, utilities are exploring alternative means of producing and supplying energy to their end customers, including our Energy Server systems. We entered into multiple agreements with utilities in 2024, including a landmark 1 GW supply agreement with American Electric Power (AEP) that included a 100 MW order in 2024. In 2025, we began working with AEP to deploy projects across the service territory as well as the project development landscape broadly through their capacity as both a channel and financing partner.
We expect more utility customers in the future to supplement their power generation with the Bloom Energy Server system. Increasing the supply of available power can allow utilities to encourage end customers to remain in their current locations rather than relocating to areas where power is more available. In addition, co-locating our Energy Server systems on-site with large loads, can enable a utility to provide power to a large energy user with reduced impact on its rate base and providing the onsite power as an islanded microgrid can avoid interconnection studies and wait times.
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
Lengthening Sales Cycles
Many of the factors discussed, including the development size, scale and complexity, permitting and financing timelines for many projects and the number of discreet parties involved have lengthened the selling cycles for our products and we have experienced delays in our anticipated bookings as a result. Our revenue, margins, and cash flow in any given year depend on bookings from prior years as well as current-year bookings. Historically, the majority of our bookings have occurred in the second half of the year, with a significant portion in the fourth quarter; however, this historical dynamic could be changing due to the time-to-power needs of our customers and the accelerating buildout of AI data centers driving large deals.
Supply Chain Constraints and Trade Tariff Uncertainties
We continue to see effects from global supply chain tightness due to factors such as trade tensions between the U.S. and China, tariffs the current administration has also implemented on all trade partners, war and armed conflicts in Ukraine and the Middle East, and strain in relationships between the U.S. and Europe as a result of issues such as defense. While we have not experienced any significant component shortages to date, such factors, as well as challenges we face as a result of our need to expand our capacity due to the growth of our business, have placed pressure on our supply chain. Measures we are taking to mitigate these supply chain issues include expanding our supply chain base and reducing where feasible significant dependencies on any singular supply chain vendor. However, these measures may not be successful and dynamics could worsen as a result of continued geopolitical instability or escalation of current military conflicts or trade tensions. Also, additional internal factors such as continual evolution to improve our products which may require changes in the components utilized and pressure to reduce costs of components in efforts to improve margins further complicate the mitigation measures. We are a key customer for several of our suppliers, and are working with them to facilitate the ability to ramp as our own need for supplies from them increase. Our supply chain is not dependent on China. However, China as a country supplies multiple components including rare earth metals and compounds used in electronic and electromechanical components that are part of our tier 2 and tier 3 sub-assembly suppliers. The continued escalation of trade tensions between China and the U.S. could impact our ability to source these rare earth metals and components. We have taken measures to try to mitigate these issues, including implementing strategic sourcing strategies, and we do not currently anticipate that the availability of rare earth elements from China will impact our 2026 production forecast; however, we cannot give assurances as to potential future developments or their related impacts. We are also reliant on third party providers of storage equipment, infrastructure equipment and pipelines, and other materials and technologies that work with our products to provide an energy solution for customers. The current administration has also implemented new tariffs on all trade partners and is in the process of negotiating trade deals. Measures we have taken in response, include making efforts to leverage economies of scale as we continue to grow to reduce the relative impact of tariff rates, improving product designs to reduce tariff sensitivity, and improving forecasts and demand planning. We will continue to evaluate and implement additional response and mitigation measures with respect to our supply chain and tariffs. While there have been impacts from tariffs and the situation is expected to remain volatile and subject to changing conditions, for fiscal year 2025 the impact of tariffs on our gross margin was not material and currently we do not believe such impacts will be material for fiscal year 2026. However, we cannot give assurances as to potential future developments or their related impacts.
Manufacturing Production Capacity Expansion
We are in the process of expanding our annual production capacity run rate at our Fremont facility from 1 gigawatt to 2 gigawatts and expect to complete the expansion by the end of 2026. While our ability to complete the expansion to 2 gigawatts of annual production capacity run rate (as well as any additional future expansions) is subject to risks and uncertainties, including delays, cost overruns, geopolitical instability and labor shortages, we believe the current expansion remains on schedule and within our planned budget. We have sufficient funds to accommodate the planned expansion for 2026. In the event required, the Fremont facility can accommodate additional capacity expansion of up to approximately 5 gigawatts of annual production capacity run rate. We expect each additional incremental 1 gigawatt increase in our capacity up to 5 gigawatts (if necessary) to require approximately six to nine months to install and capital expenditure of approximately $100 million to $150 million. For additional discussion about risks related to increases in production capacity, please see the risk factors set forth under the caption Part I, Item 1A, Risk Factors—Risks Related to our Products and Manufacturing.
Installations and Maintenance of our Products
In previous years, our installation projects experienced delays related to, among other factors, permitting, utility coordination, and access to customer facilities. While we continued to make progress in streamlining our installation and maintenance processes, we did experience certain project‑specific delays during 2025. These delays underscored the operational complexities inherent in coordinating large deployments with multiple external stakeholders. If we are delayed in or unable to perform maintenance, our previously installed products would likely experience adverse performance impacts, including reduced output and/or efficiency, which could result in warranty and/or guaranty claims by our customers. If we experience a significant increase of product failure in the future, our service expense may increase and we may fail to achieve the performance commitments to our customers, which could result in warranty and/or guaranty claims. Additionally, product failure and service costs may increase as we initially deploy new applications for our Energy Server system, including load following, CCUS, and CHP.
Financing Constraints
As we grow our business globally and increase the size and number of customer orders, we will need to secure new customer financing options, and we will need to increase the amount of financing available as well as the number of financing partners. As we offer an innovative new technology solution, obtaining new financing partners and available funds for customer financings often involves a rigorous and timely due diligence process on our technology, manufacturing and service capabilities. While we were successful in securing a new financing arrangement with Brookfield Asset Management (“Brookfield”) in the third quarter of 2025 (refer to Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates), in light of the potential power needs for AI data center sites and resultant mega-watt size, additional financing will be required.

Strategic Partnership
We have entered various agreements and transactions with SK ecoplant in connection with our strategic partnership, including prior sales to and purchases by SK ecoplant of both zero coupon, non-voting redeemable convertible Series A preferred stock, par value $0.0001 per share (the “Series A RCPS”), and non-voting Series B redeemable convertible preferred stock, par value $0.0001 per share (the “Series B RCPS”). All of such shares of Series A RCPS and Series B RCPS have since been converted into shares of our Class A Common Stock, and, during 2025, SK ecoplant engaged in various sales of such Class A common stock which had been acquired. As a result of such sales, since July 10, 2025, SK ecoplant is not a related party to us. Prior thereto, SK ecoplant had been a related party since September 23, 2023. As of December 31, 2025, SK ecoplant’s ownership interest in us was 2.5%.
For additional details about the transaction with SK ecoplant, please see Part II, Item 8, Note 17—SK ecoplant Strategic Investment in this Annual Report on Form 10-K, and for more information about our joint venture with SK ecoplant, please see the section International Channel Partners—The Republic of Korea below and Part II, Item 8, Note 12—Related Party Transactions in this Annual Report on Form 10-K.
Inflation Reduction Act of 2022 and The One Big Beautiful Bill Act
Inflation Reduction Act of 2022
In the U.S., the ITC of up to 50% for fuel cells under Section 48(a) of the IRA expired on December 31, 2024. Prior to the expiration, the Company and its customers utilized compliant safe harbor mechanisms to begin construction and thereby still benefit from the ITC of up to 50% under Section 48(a). Under Section 48(a), Bloom fuel cell systems beginning construction prior to December 31, 2024 are eligible for a 30% base credit, a 10% domestic content bonus credit, and in certain cases (depending on location of the project site) a 10% energy communities bonus credit, provided in each case that prevailing wage and apprenticeship requirements are satisfied.
In addition to the ITC, the IRA authorized a competitive process to apply for credits to expand or enhance manufacturing capacity. On December 21, 2023, we submitted the application for qualifying advanced energy project credit allocation under Internal Revenue Code Section 48C(e) for the manufacturing facility in Fremont, California (the “Facility”). On March 29, 2024, we received notification from the Internal Revenue Service (IRS) of the acceptance of our application for a Qualifying Advanced Energy Project Credit of up to $75.3 million. After a technical review of Bloom’s Section 48C(e) application, the Department of Energy provided a recommendation to the IRS to grant a $75.3 million credit allocation for the Facility. The approval is subject to satisfaction of the underlying certification requirements, including the prevailing wage and apprenticeship requirements, within two years from the date of the application acceptance and potential clearance by the Office of Management and Budget due to President Trump’s executive order halting the disbursement of funds under the IRA.
The One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was enacted into law, extending key provisions of 2017 Tax Act and modifying various federal clean energy tax provisions of the IRA. Under the OBBBA, fuel cell property is now eligible for a 30% ITC under Section 48E without regard to emissions for projects beginning construction after December 31, 2025 (without affecting continued eligibility of certain projects for up to 50% ITC under Section 48(a) as described above). The OBBBA reinstituted accelerated depreciation that will be applicable to property purchased and placed in service after January 19, 2025, including fuel cell property that begins construction after December 31, 2026. The OBBBA also included restrictions on the availability of energy tax credits to U.S. taxpayers owned or controlled by certain countries of concern (i.e., China, Russia, Iran and North Korea). The OBBBA also restored the expensing of domestic research expenditures for years beginning after December 31, 2024. The addition of the 30% ITC for fuel cell projects that begin construction after December 31, 2025, is expected to have a favorable impact on the continued adoption of our Energy Server systems and financial results.
Additionally, the OBBBA introduces new compliance requirements under the Foreign Entity of Concern (FEOC) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (AMPTC) under Section 45X. These provisions limit “material assistance” from FEOCs in the manufacturing of products comprising fuel cell projects otherwise eligible for such tax credits. Although the rules are still being finalized, given the location of our supply chain we don’t expect the FEOC provisions to limit our fuel cell products’ ability to qualify for the tax credit or to otherwise increase our supply chain costs in an attempt to qualify. However, they may affect our future decisions around expansion or domestic supply chain investments. In response, we are working to align our development and sourcing strategies with the new credit framework and actively working with our partners and policymakers to support continued momentum for clean, reliable distributed energy solutions. We believe the long-term clarity and stability of the revised ITC for fuel cell property enhances our competitive position, although the phasedown beginning after 2033 and future legislative or regulatory changes could still impact customer economics and our growth.
Importantly, the OBBBA preserves the utility of the Section 45Q tax credit incentives for carbon capture utilization and storage projects. Historically, the 45Q tax credit has provided differentiated credit levels for carbon management projects depending on the end-use of the captured carbon dioxide or carbon monoxide. The OBBBA modified the structure of the credit and 45Q now provides one credit value for projects capturing carbon oxides from industrial and power facilities ($85 per metric ton) regardless of the end-use. The updated values and extension of the program through projects that commence construction through 2032 help increase the viability of domestic carbon capture projects.
New Foreign Tax Rules
In 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 or 2025 (including the European Union Member States) or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions we operate in. However, no material impact to our financial statements is expected due to the relatively small operations outside the U.S.
Liquidity and Capital Resources
A discussion regarding our liquidity and capital resources for 2025 compared to 2024 is presented in this section. For the discussion of 2024 compared to 2023, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, which specific discussion is incorporated herein by reference.
Overview of Liquidity Position
As of December 31, 2025 and 2024, we had unrestricted cash and cash equivalents of $2,454.1 million and $802.9 million, respectively. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $2,386.6 million and $749.4 million as of December 31, 2025 and 2024, respectively. We seek to maintain these balances with high credit quality counterparties, regularly monitor the amount of our credit exposure to any one issuer and diversify our investments in order to minimize our exposure.
Capital Markets Activity
We raised cash and supplemented liquidity by issuing the 0% Convertible Senior Notes (the “0% Notes”) in the fourth quarter of fiscal year 2025, the 3.0% Green Convertible Senior Notes due June 2029 (the “3.0% Green Notes due June 2029”) in the second quarter of 2024, as well as through financing activities with SK ecoplant in the first quarter of 2023 and issuing the 3.0% Green Convertible Senior Notes due June 2028 (the “3.0% Green Notes due June 2028”) in the second quarter of 2023. We expanded our warehouse space in Delaware and California to store more inventory and plan to increase our production capacity to meet the anticipated rise in demand. If this increase in demand does not materialize to the degree we anticipated, our liquidity and financial condition may be adversely impacted.
On May 16, 2023, we issued the 3.0% Green Notes due June 2028 in an aggregate principal amount of $632.5 million due June 2028, unless earlier repurchased, redeemed or converted, less the initial purchasers’ discount of $15.8 million and other issuance costs of $3.9 million, resulting in net cash proceeds of $612.8 million. On June 1, 2023, we used approximately $60.9 million of the net proceeds from this offering to redeem all of the outstanding principal amount of our 10.25% Senior Secured Notes due March 2027. The redemption price equaled 104% of the principal amount redeemed plus accrued and unpaid interest. We also used approximately $54.5 million of the net proceeds from the offering to purchase the capped call options.
On May 29, 2024, we issued the 3.0% Green Notes due June 2029 in an aggregate principal amount of $402.5 million due June 2029, unless earlier repurchased, redeemed or converted, less the initial purchasers’ discount of $12.1 million and other issuance costs of $0.7 million, resulting in net cash proceeds of $389.7 million. On May 29, 2024, we used approximately $141.8 million of the net proceeds from this issuance to repurchase $115.0 million, or 50%, of the outstanding principal amount of our 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”) in privately negotiated transactions.

The repurchase amount equaled 122.6% of the principal amount repurchased plus related accrued and unpaid interest.
On May 7, 2025, we entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged (the “Debt Exchange”) for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029. As a result of the Debt Exchange, we recorded a $32.3 million loss on early extinguishment of debt, included within our consolidated statements of operations for the year ended December 31, 2025. As of August 15, 2025, the maturity date, the remaining $2.2 million aggregate principal amount of our 2.5% Green Notes outstanding following the Debt Exchange, was settled through the issuance of our Class A common stock.
On November 4, 2025, we issued the 0% Notes in an aggregate principal amount of $2,500.0 million due November 2030, unless earlier repurchased, redeemed or converted, less the initial purchasers’ discount of $50.0 million and other issuance costs of $9.8 million, resulting in net cash proceeds of $2,440.2 million. Concurrently with the issuance of the 0% Notes, we entered into separate, privately negotiated transactions (the “Exchange Transactions”) with a limited number of holders of our existing 3.0% Green Notes due June 2028 and 3.0% Green Notes due June 2029 (collectively, the “Existing Notes”) to exchange (i) $532.8 million principal amount of the 3.0% Green Notes due June 2028 for aggregate consideration consisting of $539.6 million in cash, which includes accrued interest of $6.8 million on such 3.0% Green Notes due June 2028, and 24,302,183 shares of our Class A common stock, and (ii) $443.1 million principal amount of the 3.0% Green Notes due June 2029 for aggregate consideration consisting of $448.8 million in cash, which includes accrued interest of $5.6 million on such 3.0% Green Notes due June 2029, and 18,105,762 shares of our Class A common stock.
As of December 31, 2025 and 2024, we had $2,613.7 million and $1,124.7 million of recourse debt, $4.2 million and $4.1 million of non-recourse debt, and $10.0 million and $9.2 million of other long-term liabilities, respectively. As of December 31, 2025 and 2024, $4.2 million and $114.4 million of our debt were classified as short-term, respectively, and $2,613.7 million and $1,014.4 million of our debt were classified as long-term, respectively. For a complete description of our outstanding debt, please see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements in this Annual Report on Form 10-K.
In addition, in October 2025, in connection with our partnership with Oracle to provide on-site solid state power for AI data centers, subject to the negotiation of a warrant mutually acceptable to us and Oracle, we agreed to issue to Oracle a warrant to purchase up to an aggregate of 3,531,073 shares of our common stock, with an exercise price of $113.28 per share, which was the closing market price of our common stock on October 28, 2025. We and Oracle agreed that (i) the expiration date of the Oracle Warrant will be six (6) months from the date of the issuance of the Oracle Warrant, (ii) the Oracle Warrant will include customary anti-dilution adjustments, transfer restrictions and exercise procedures, and (iii) the Oracle Warrant will not entitle the holder to any voting rights, dividends or other rights as a stockholder of the Company prior to the exercise and settlement of the Oracle Warrant. The Oracle Warrant and the shares underlying the Oracle Warrant are expected to be issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. As of February 9, 2026, the closing price of our common stock on the New York Stock Exchange was $155.17 per share.
Revolving Credit Facility
On December 19, 2025, we entered into a senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate available amount of $600.0 million, including a $90.0 million letter of credit sub-facility (the “Credit Agreement”). The facility enhances our liquidity and financial flexibility to support working capital, capital expenditures, permitted acquisitions, and other strategic initiatives. Borrowings under the Revolving Credit Facility are available in U.S. dollars and certain foreign currencies and bear interest at Term SOFR plus an applicable margin (1.50% to 2.25%) or, at our option, at an alternative base rate, which is generally the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR plus 1.00%, plus an applicable margin (0.50% to 1.25%), depending on our leverage ratio. The facility matures on December 19, 2030, subject to certain springing maturity provisions.
We capitalized $3.4 million of upfront fees and issuance costs related to the Revolving Credit Facility, which are being amortized over its term. As of December 31, 2025, no amounts were drawn under the facility. No letters of credit were issued or drawn as of December 31, 2025.
The Credit Agreement contains financial covenants that require us to maintain a Secured Leverage Ratio of no more than 3.25 to 1.00 and a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00, each tested quarterly. We were in compliance with all covenants as of December 31, 2025, and no springing maturity provisions had been triggered as of the date of this Annual Report on Form 10-K.

To secure obligations under the facility, Bloom and certain subsidiaries have granted a first-priority lien on substantially all of our domestic assets and provided subsidiary guarantees, including a pledge of equity interests in material domestic subsidiaries and 65% of equity in certain foreign subsidiaries. These arrangements may impact our financial position and liquidity but do not involve the transfer of financial assets.
Near-Term Liquidity Outlook and Financing Flexibility
The combination of our cash and cash equivalents and cash flow expected to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or not received in a timely manner to meet our near-term or future liquidity needs, we may require additional equity or debt financing to fund our operations, manufacturing capacity, product development, and market expansion initiatives, as well as to respond to competitive pressures or strategic opportunities. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. During the year ended December 31, 2024, we factored $184.2 million of accounts receivable. There were no factoring arrangements during the year ended December 31, 2025. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit our financial and operational flexibility. Although we currently do not have any floating-rate notes on our balance sheet, our overall cost of capital may increase if interest rates rise and we refinance our fixed-rate convertible notes. If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders could experience dilution in their ownership percentage, and any new securities may have rights, preferences, and privileges senior to those of our common stock.
Future Capital Requirements
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
Cash Flow Analysis
A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Years Ended December 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$113,949	$91,998
Investing activities	(93,119)	(58,782)
Financing activities	1,508,402	175,207
Operating Activities
Our operating activities consisted of net loss adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash provided by operating activities for the year ended December 31, 2025, was primarily driven by business‑driven changes in working capital totaling $120.9 million. These changes included:
•A $142.3 million decrease in deferred revenue and customer deposits, primarily driven by a lower level of new customer deposits compared to the prior year. This reflected the timing and mix of system deployments, including a higher proportion of projects without significant upfront billings. Deferred revenue itself remained relatively flat;
•A $119.2 million increase in inventory. Inventory increased as we built additional units to support anticipated 2026 demand and to manage lead times in our supply chain;
•A $69.3 million increase in accounts receivable and contract assets, which grew due to the timing of milestone billings and customer acceptance cycles, particularly for several large late‑year deployments; and
•A $3.6 million increase in prepaid expenses and other current assets due to upfront service‑related payments aligned with expanding field service activity.
These movements were partially offset by (i) a $194.7 million benefit from the timing of vendor payments, and (ii) a $27.6 million decrease in deferred cost of revenue as associated systems reached acceptance milestones during the year.
Net cash provided by operating activities for the year ended December 31, 2025, was $113.9 million, representing a $22.0 million increase compared to the prior year period. The year-over-year change in operating assets and liabilities was primarily driven by: (1) an increase of $74.7 million attributable to inventories, (2) an increase of $146.6 million attributable to accounts payable and accrued expenses, (3) an increase of $28.4 million attributable to accounts receivable, (4) an increase of $14.1 million attributable to deferred cost of revenue, and (5) an increase of $7.0 million attributable to other long-term assets, partially offset by a decrease of $7.8 million attributable to contract assets. These working‑capital variances represent gross movements and therefore do not reconcile directly to the total year‑over‑year change in net cash provided by operating activities, which also reflects non‑cash adjustments and other operating items included in the reconciliation from net loss to operating cash flows.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity, and investments in unconsolidated affiliates. Cash used in investing activities during the year ended December 31, 2025, was $93.1 million, an increase of $34.3 million compared to the prior year period. The increase was primarily due to a $36.5 million investment in the joint ventures between the Company and Brookfield (see Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K), partially offset by a $2.1 million decrease in expenditures on tenant improvements for a leased engineering and manufacturing facility in Fremont, California, which opened in July 2022. We expect to continue making substantial capital investments over the next few quarters to expand production capacity at our Fremont, California manufacturing facility. These investments, which include the purchase of new equipment and tenant improvements, are part of our strategic plan to increase capacity to approximately 2 GW by the end of 2026. The magnitude and timing of these capital expenditures will depend on implementation milestones, supplier lead times, and customer demand. We intend to fund these capital expenditures from cash on hand as well as cash flow expected to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Our financing activities consist of proceeds from issuance of debt, repayment of debt and payment of debt issuance costs, proceeds from and repayments of financing obligations, contributions from noncontrolling interests, proceeds from issuance of our common stock, payment of dividends, and other cash flows from financing activities. Net cash provided by financing activities during the year ended December 31, 2025, was $1,508.4 million, an increase of $1,333.2 million compared to the prior year period, predominantly due to (1) an increase in proceeds from issuance of debt of $2,097.5 million as a result of issuance of the 0% Notes in the fourth quarter of the fiscal year 2025, (2) a $78.9 million decrease in repayment of financing obligations, and (3) a $46.8 million increase in proceeds from issuance of common stock, partially offset by (i) an increase in cash outflows of $884.9 million for repayment of debt and debt issuance costs, (ii) a decrease in contributions from noncontrolling interest of $4.0 million, and (iii) a decrease in proceeds from financing obligations of $1.8 million.
Net cash provided by financing activities for the year ended December 31, 2025, consisted primarily of (1) the proceeds from issuance of debt of $2,500.0 million, (2) the proceeds from issuance of common stock of $59.1 million, and (3) other cash inflows from financing activities of $0.2 million, partially offset by (i) repayment of the Existing Notes of $975.9 million, (ii) payment of debt issuance cost of $3.3 million as a result of the Debt Exchange and $59.4 million debt issuance cost as a result of issuance of the 0% Notes (see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements in this Annual Report on Form 10-K), (iii) the repayment of financing obligations of $11.3 million, and (iv) dividend payment of $0.9 million.
We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through issuing the 0% Notes, the 3.0% Green Notes due June 2029, and the 3.0% Green Notes due June 2028 in the fourth quarter of fiscal year 2025, the second quarter of fiscal year 2024, and the second quarter of fiscal year 2023, respectively, as well as financing activities with SK ecoplant in the first quarter of 2023. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, and Part I, Item 1A, Risk Factors—Risks Related to Our Liquidity—Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs, for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
Overview
Customers may purchase our Energy Server systems directly from us pursuant to customary equipment sales contracts. In addition to such direct sales of Energy Server systems, to appeal to a wide range of customers, we also arrange several alternative options supported by third-party financing. Alternatives currently available in the U.S. include providing access to our Energy Server system through each of the following:
–A Power Purchase Agreement (i.e., PPAs), which is the purchase of electricity generated by the Energy Server system in exchange for a scheduled dollars per kilowatt hour rate;
–A Capacity Agreement where the customer pays a capacity-based periodic fixed payment; or
–a Lease Agreement where the customer pays a periodic fixed payment for the use of the equipment.
Although currently not offered, we have also previously offered access to our Energy Server system through a Managed Services Agreement, whereby we sold and leased back the Energy Server system to supply energy services to our customers. Each of the foregoing alternatives are made possible through third-party financing arrangements in which such agreements are sold individually or in portfolios to investors.
Often our offerings take advantage of local incentives. In the U.S., our financing arrangements are structured to optimize both federal and local incentives, including the ITC and accelerated depreciation.
Whichever option is selected by a customer in the U.S. or internationally, the contract structure typically includes obligations (“O&M Obligations”) on our part to operate and maintain our products (“O&M Agreement”). In the U.S., the contract structure often includes obligations on our part to install our products (“Installation Obligations”). Consequently, our transactions may generate revenue from the sale of our products and electricity, the performance of the O&M Obligations, and performance of the Installation Obligations.
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
Energy Server System Sales
There are customers who purchase our Energy Server systems directly from us pursuant to customary equipment sales contracts. In connection with the purchase of the Energy Server systems, the customers also typically enter into a contract with us for the O&M Obligations. While some customers may have the option to contract with other O&M providers, at present all O&M services for our deployed Energy Server systems are performed by Bloom (either directly or through subcontracted arrangements under Bloom’s oversight). The customer may elect to engage us to provide the Installation Obligations or engage a third-party provider. Internationally, we are sometimes required to use a local construction company to perform the Installation Obligations, as is the case in the Republic of Korea, and we contract directly with the customer to provide the O&M Obligations.
Customer Financing Options
With respect to the third-party financing options in the U.S., a customer may choose to contract for the purchase of electricity generated by the Energy Server systems in exchange for a scheduled dollars per kilowatt hour rate (a “Power Purchase Agreement” or “PPA”), or the use of our Energy Server systems owned by a financing party in exchange for a capacity-based payment (a “Capacity Agreement”) or the use of our Energy Server systems via an equipment lease (a “Lease Agreement”).

PPAs, Capacity Agreements and Lease Agreements are financed on an individual or a portfolio basis. In the past, we have financed these customer agreements through tax equity partnerships, acquisition financings and direct sales to investors (each, a “Portfolio Financing”).
In the U.S., our capacity to offer our Energy Server systems through these financed arrangements depends in large part on the ability of financing parties to optimize the tax benefits associated with the Energy Server systems, such as the ITC or accelerated depreciation. Interest rate fluctuations, and internationally, currency exchange rate fluctuations, may also impact the attractiveness of any financing offerings for our customers. Our ability to finance a PPA, a Capacity Agreement, or a Lease Agreement is also related to, and may be limited by, the creditworthiness of the customer. Additionally, a Capacity Agreement, or a Lease Agreement option is limited by a customer’s willingness to commit to making the fixed payment to a financing party regardless of performance.
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
We discuss in further detail below the current financing transaction structure we offer, as well as legacy financing structures we had previously offered. The description of such legacy financing structures is provided as accounting matters related to such financing structures are still reflected in our financial statements.
Current Financing Structure
Our current practice with respect to third party financing consists of our selling a portfolio of PPAs, or Capacity Agreements or Lease Agreements or some combination thereof (or single customer agreements, particularly when such are very large) to a tax equity partnership in which we hold no or a very limited interest (a “Third-Party Financing”, “Third-Party PPAs”).
Legacy Financing Structure for PPAs
In the past, in addition to financing Energy Server systems subject to our PPAs through Third Party Financings, we had sold portfolios of PPAs to tax equity partnerships in which we had a managing member interest (such partnership in which we held an interest, a “PPA Entity”). In theses transactions, we sold the portfolio of the Energy Server systems to a limited liability project company (such portfolio owner, a “Portfolio Company”) of which the PPA entity was the sole member. Whether an investor, a tax equity partnership, or a single member limited liability company, the Portfolio Company was the entity that directly owned the portfolio. The Portfolio Company sold the electricity generated by the Energy Server systems contemplated by the PPAs to the customers. We recognized revenue as the electricity was produced.
In fiscal year 2023, we completed the process of restructuring our PPA Entities by (i) acquiring the outstanding equity interests of our previous investors and tax equity partners, (ii) selling 100% of the equity interests in the PPA Entities or the Portfolio Companies to new investors or tax equity partnerships in which we do not have an equity interest, and (iii) entering into new equipment supply and installation agreements and related agreements to repower and/or replace the Energy Server systems. In August 2023, we had sold our last consolidated PPA Entity. For further information, see Part II, Item 8, Note 11—Portfolio Financings.
Legacy Financing Structure for Managed Services
We no longer offer new Managed Services Financings to customers. However, we continue to service a small number of prior third-party financings of this type. Under our Managed Services Financing option, we entered into a Managed Services Agreement with a customer for a certain term. We sold the Energy Server systems to the financier who then leased it back to us pursuant to a sale-and-leaseback transaction. In the past, certain sale-and-leaseback transactions failed to achieve all of the criteria for sale accounting and consequently the proceeds from the transaction were recognized as financing obligations within our consolidated balance sheets. For successful sale-and-leaseback transactions, the financier of the Managed Services Agreement typically paid the purchase price for the Energy Server systems at or around acceptance, and we recognized the fair market value of the Energy Server systems sold and respective installation services provided to the financier within product and install revenue, respectively, and recognized an operating lease right-of-use (“ROU”) asset and an operating lease liability on our consolidated balance sheets. Any proceeds in excess of the fair value of the Energy Server systems were recognized as financing obligations.

The duration of Managed Services Agreements we offered was between five and ten years. Under some Managed Services Agreements, we agreed to provide remarketing assistance in the event a customer did not renew its agreement. Our Managed Services Agreements typically provided for performance warranties of both the efficiency and output of the Energy Server systems and may have included other warranties depending on the type of deployment. We often structured payments from the customer as a dollar per kilowatt flat payment. In some cases, the structure may have also included variable payment based on the Energy Server systems’ performance or a performance-related set-off. As of December 31, 2025, we had incurred no liabilities due to failure to repair or replace our Energy Server systems pursuant to these performance warranties.

Purchase Alternatives
Our customers have several purchase alternatives for our Energy Server systems. The portion of total revenue attributable to each purchase option in the years ended December 31, 2025 and 2024, was as follows:

	Years Ended December 31,
	2025	2024

Direct purchase (including Third-Party PPAs and international channels)	98%	95%
Managed services	2%	5%
	100%	100%
Financing Partners
We continually assess the capital needs to support our customer financed offerings and regularly survey, develop and maintain relationships with existing and potential financing partners to assist in our long-term growth. Based on our customer needs, we determine whether we expand relationships with existing financiers or engage other financing partners in the market.
Brookfield
In August 2025, we entered into a strategic partnership with Brookfield to support the long-term growth of our fuel cell business and accelerate deployment of clean energy solutions with a focus on powering AI infrastructure. As part of this partnership, we established a prospective financing framework of up to $5.0 billion over five years for future Bloom Energy fuel cell projects that meet agreed investment and contractual criteria. This financing structure is expected to be housed within an AI Fund created by Brookfield and is designed to provide scalable capital for projects that advance our technology and market reach.
Under the framework, we will generally hold a passive equity interest in projects financed through the AI Fund, with ownership levels varying based on project duration. For shorter-term projects, our equity interest will not exceed 9.9%, while for longer-term projects (five years or more), our interest will be capped at the lesser of 9.9% of equity or 2% of projected investment. For these longer-term projects, we retain a put right back to the AI Fund at a set rate of return, providing flexibility and risk mitigation. In addition, we have completed one project outside the AI Fund structure under which Bloom holds a 15% passive equity interest.
This strategic relationship with Brookfield enhances our ability to deliver clean, reliable, and resilient energy solutions at scale. It provides access to significant capital resources, supports our project pipeline, and aligns with our long-term strategy to drive sustainable growth and shareholder value. Additional details regarding this financing structure and related investments are provided in Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates and Note 12—Related Party Transactions in this Annual Report on Form 10-K.
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
Performance Guarantees
As of December 31, 2025 and 2024, we had incurred no liabilities due to failure to repair or replace the Energy Server systems pursuant to any performance warranties made under the O&M Agreements.
For the O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $585.4 million (including $463.9 million related to portfolio financing entities and $121.5 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $480.7 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, we made performance guarantee payments of $18.0 million and $21.2 million, respectively.
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
As part of our expanded strategic partnership with SK ecoplant, the parties executed an amendment and restatement to our Preferred Distribution Agreement (“PDA Restatement”), in October 2021, which incorporates previously amended terms and establishes: (i) SK ecoplant’s purchase commitments of at least 500 megawatts of power for our Energy Server systems between 2022 and 2024 on a take-or-pay basis; (ii) rollover procedures; (iii) premium pricing for product and services; (iv) termination procedures for material breaches; and (v) procedures if there are material changes to the Republic of Korea Hydrogen Portfolio Standard. In December 2023, we further expanded our business partnership with SK ecoplant through the increase of SK ecoplant’s purchase commitments for Bloom Energy products of 250 megawatts through 2027 and extended the timing of delivery of the remaining take-or-pay commitment under the original agreement. For additional information, please see Part II, Item 8, Note 17—SK ecoplant Strategic Investment in this Annual Report on Form 10-K.
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
On September 23, 2023, we entered into the Amended and Restated JVA and the Share Purchase Agreement (together, the “Amended JV Agreements”) with SK ecoplant which allowed SK ecoplant to increase its share of the voting rights in the Korean JV to 60% and increased the scope of assembly done by the joint venture facility in the Republic of Korea to full assembly. In January 2024, according to the Amended JV Agreements SK ecoplant made a capital contribution to Korean JV of $4.0 million.
Comparison of the Years Ended December 31, 2025 and 2024
A discussion regarding our results of operations for 2025 compared to 2024 is presented in this section. A discussion of our results of operations for 2024 compared to 2023 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the years ended December 31, 2025 and 2024 is presented below.

Revenue

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product	$1,531,281	$1,085,153	$446,128	41.1%
Installation	204,068	122,318	81,750	66.8%
Service	228,295	213,542	14,753	6.9%
Electricity	60,350	52,843	7,507	14.2%
Total revenue	$2,023,994	$1,473,856	$550,138	37.3%
Total Revenue
Total revenue increased by $550.1 million, or 37.3%, for the year ended December 31, 2025, compared to the prior year period. This increase was driven by a $446.1 million increase in product revenue, a $81.8 million increase in installation revenue, a $14.8 million increase in service revenue, and a $7.5 million increase in electricity revenue.
Product Revenue
Product revenue increased by $446.1 million, or 41.1%, for the year ended December 31, 2025, compared to the prior year period. The increase was primarily due to stronger demand for our products driven by the time to power needs of the growing market, partially offset by $15.9 million related to share-based consideration payable to a key hyperscaler customer.
Installation Revenue
Installation revenue increased by $81.8 million, or 66.8%, for the year ended December 31, 2025, compared to the prior year period. The increase was primarily driven by the timing of key project milestones particularly to meet our time to power milestones on certain key sites requiring our installation services during the fiscal year 2025.
Service Revenue
Service revenue increased by $14.8 million, or 6.9%, for the year ended December 31, 2025, compared to the prior year period. The increase was primarily driven by higher revenue from maintenance contracts associated with our fleet of Energy Server systems, which contributed $18.6 million, partially offset by higher product performance guarantee costs of $4.2 million.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue increased by $7.5 million, or 14.2%, for the year ended December 31, 2025, compared to the prior year period. The increase was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner, partially offset by lower straight-line electricity revenue resulting from repowering of certain Managed Services related sites.

Cost of Revenue

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Product	$992,841	$685,847	$306,994	44.8%
Installation	205,946	129,446	76,500	59.1%
Service	205,389	214,961	(9,572)	(4.5)%
Electricity	32,418	38,954	(6,536)	(16.8)%
Total cost of revenue	$1,436,594	$1,069,208	$367,386	34.4%
Total Cost of Revenue
Total cost of revenue increased by $367.4 million, or 34.4%, for the year ended December 31, 2025, compared to the prior year period. The increase was driven by a $307.0 million increase in cost of product revenue, a $76.5 million increase in installation revenue, partially offset by, a $9.6 million decrease in cost of service revenue, and a $6.5 million decrease in cost of electricity revenue.
Cost of Product Revenue
Cost of product revenue increased by $307.0 million, or 44.8%, for the year ended December 31, 2025, compared to the prior year period. Product costs increased primarily due to (1) higher sales volumes driven by increased demand for our Energy Server systems, (2) inventory reserve and other asset impairments totaling $21.9 million related to our Electrolyzer assets, and (3) impairment charge of $12.7 million related to construction‑in‑progress associated with manufacturing and infrastructure assets and facilities supporting development and warehousing activities. The increase was partially offset by ongoing improvements in manufacturing efficiency and automation that reduced material, labor, and overhead costs.
Cost of Installation Revenue
Cost of installation revenue increased by $76.5 million, or 59.1%, for the year ended December 31, 2025, compared to the prior year period. The increase was predominantly driven by the timing of key project milestones as it relates to providing time to power solutions for a key hyperscaler and other sites requiring our installation services during the fiscal year 2025.
Cost of Service Revenue
Cost of service revenue decreased by $9.6 million, or 4.5%, for the year ended December 31, 2025, compared to the prior year period. The decrease was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $29.4 million, (2) lower rework and production costs of $1.2 million, and (3) our cost reduction efforts to manage fleet optimizations. The reduction was partially offset by (i) an increase in repair and overhaul costs of $11.1 million, and (ii) an increase in maintenance material costs of $6.4 million.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $6.5 million, or 16.8%, for the year ended December 31, 2025, compared to the prior year period. The decrease was mainly due to the reduction in the number of installed units, partially offset by redeploying assets for our partner to enable a one-time settlement of a customer contract.

Gross Profit (Loss) and Gross Margin

	Years Ended December 31,		Change
	2025	2024
	(dollars in thousands)
Gross profit (loss):
Product	$538,440	$399,306	$139,134
Installation	(1,878)	(7,128)	5,250
Service	22,906	(1,419)	24,325
Electricity	27,932	13,889	14,043
Total gross profit	$587,400	$404,648	$182,752

Gross margin:
Product	35%	37%
Installation	(1)%	(6)%
Service	10%	(1)%
Electricity	46%	26%
Total gross margin	29%	27%
Total Gross Profit
Total gross profit increased by $182.8 million for the year ended December 31, 2025, compared to the prior year period. The increase was predominantly driven by (1) a $139.1 million increase in product gross profit, (2) a $24.3 million improvement in service gross profit (loss), (3) a $14.0 million increase in electricity gross profit, and (4) a $5.3 million improvement in installation gross loss.
Product Gross Profit
Product gross profit increased by $139.1 million for the year ended December 31, 2025, compared to the prior year period. The increase was primarily driven by (1) an increase in demand for our products, largely attributable to a major hyperscaler project facilitated through the joint venture with Brookfield, and (2) our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation. The increase was partially offset by (i) inventory reserve and other asset impairments totaling $21.9 million related to Electrolyzer assets, (ii) $15.9 million reduction to product revenue related to share-based consideration payable to a key hyperscaler customer, and (iii) impairment charge of $12.7 million related to construction‑in‑progress associated with manufacturing and infrastructure assets and facilities supporting development and warehousing activities.
Installation Gross Loss
Installation gross loss improved by $5.3 million for the year ended December 31, 2025, compared to the prior year period. The change was primarily driven by the timing of key project milestones for sites requiring our installation services during the fiscal year 2025.
Service Gross Profit (Loss)
Service gross profit (loss) improved by $24.3 million for the year ended December 31, 2025, compared to the prior year period. The improvement was primarily driven by: (1) a reduction in the deployment of field replacement units, contributing to cost savings of $29.4 million, (2) a $18.6 million increase in revenue from maintenance contracts associated with our fleet of Energy Server systems, (3) lower rework and production costs, which declined by $1.2 million, and (4) our cost reduction efforts to proactively manage fleet optimizations. The improvement was partially offset by: (i) higher repair and overhaul expenses of $11.1 million, due to the aging fleet of the Energy Server systems requiring more service, partially mitigated by the repowering of our PPA and Managed Services portfolios, (ii) an increase in maintenance material costs of $6.4 million, and (iii) a $4.2 million increase in product performance guarantee costs, reflecting the effects of fleet degradation.

Electricity Gross Profit
Electricity gross profit increased by $14.0 million for the year ended December 31, 2025, compared to the prior year period. The increase was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner.
Operating Expenses

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$185,993	$148,629	$37,364	25.1%
Sales and marketing	130,228	68,005	62,223	91.5%
General and administrative	198,377	165,105	33,272	20.2%
Total operating expenses	$514,598	$381,739	$132,859	34.8%
Total Operating Expenses
Total operating expenses increased by $132.9 million for the year ended December 31, 2025, compared to the prior year period. This increase was primarily attributable to the following factors: (1) employee compensation and benefits, which increased by $89.9 million, largely due to higher stock-based compensation and variable compensation expenses, (2) consulting, advisory, and professional services costs, which increased by $27.2 million for AI data‑center power programs, (3) consumable laboratory supplies and other lab-related costs, which increased by $12.7 million, reflecting expanded research activities, (4) computer equipment costs, which increased by $6.0 million, primarily due to increased spending on hardware and software maintenance, (5) travel and entertainment expenses increased by $3.2 million, due to higher in-person engagement and event participation, and (6) depreciation expenses, which increased by $2.2 million. The increase was partially offset by (i) a decrease in other operating expenses of $5.0 million, and (ii) a reduction in office expenses of $3.7 million, predominantly related to lower factoring and financing fees.
Research and Development
Research and development expenses increased by $37.4 million for year ended December 31, 2025, compared to the prior year period. The increase was primarily driven by: (1) employee compensation and benefits, which increased by $24.2 million, largely due to higher stock-based compensation and variable compensation expenses, (2) consumable laboratory supplies and other lab-related costs, which increased by $12.3 million, reflecting expanded research activities, (3) consulting, advisory, and professional services costs, which increased by $1.9 million, predominantly due to third‑party engineering, certification, and regulatory support for scaling our solid‑oxide platforms and for AI data‑center power programs, (4) computer equipment costs, which increased by $1.3 million, primarily due to increased spending on hardware and software maintenance, and (5) an increase in travel and entertainment expenses of $0.7 million for year ended December 31, 2025, due to higher in-person engagement and event participation. The increase was partially offset by a decrease in other research and development expenses of $3.2 million for year ended December 31, 2025.
Sales and Marketing
Sales and marketing expenses increased by $62.2 million for the year ended December 31, 2025, compared to the prior year period. The increase was primarily attributable to the following factors: (1) employee compensation and benefits, which increased by $30.8 million, largely driven by higher stock-based compensation and variable compensation expenses, (2) consulting, advisory, and professional services costs, which increased by $27.0 million, due to our efforts to continue to expand our portfolio of AI data-center power programs, (3) office and other expenses, which increased by $1.8 million, primarily due to higher subscription and software-related costs, and (4) travel and entertainment expenses, which increased by $1.7 million, due to higher in-person engagement and event participation.
General and Administrative
General and administrative expenses increased by $33.3 million for the year ended December 31, 2025, compared to the prior year period. The increase was primarily driven by: (1) employee compensation and benefits, which increased by $35.0 million, primarily due to higher stock-based compensation expenses driven by new equity awards granted to our executives, including the Chief Executive Officer on December 18, 2024, as well as higher variable compensation expenses, (2) computer equipment costs, which increased by $4.4 million, driven by higher spending on hardware and software maintenance, (3) depreciation expenses, which increased by $1.9 million, and (4) travel and entertainment expenses, which increased by $0.7 million, due to higher in-person engagement and event participation. The increase for the year ended December 31, 2025, was partially offset by (i) a reduction in office expenses of $5.4 million, predominantly related to lower factoring and financing fees, (ii) a decrease in other general and administrative expenses of $2.1 million, and (iii) a decrease in consulting, advisory, and professional services costs of $1.6 million, reflecting lower external legal and related professional services.
Stock-Based Compensation

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$24,103	$16,579	$7,524	45.4%
Research and development	32,861	22,150	10,711	48.4%
Sales and marketing	28,342	11,224	17,118	152.5%
General and administrative	59,709	33,042	26,667	80.7%
Total stock-based compensation	$145,015	$82,995	$62,020	74.7%
Total stock-based compensation expense for the year ended December 31, 2025, increased by $62.0 million, compared to the prior year period. This increase was primarily attributable to an increase of stock-based compensation related to PSUs and RSUs of $55.0 million, an increase in stock-based compensation costs related to the 2018 ESPP of $3.9 million, and an increase of stock-based compensation costs related to stock options of $2.1 million. The increase was predominantly driven by (1) new awards for our CEO granted on December 18, 2024, (2) increase in a number of granted RSUs provided to all employees of the Company starting fiscal year 2025, (3) an increase in Bloom’s share price, and (4) an increase in contributions to 2018 ESPP.
Other Income and Expense

	Years Ended December 31,		Change
	2025	2024
	(dollars in thousands)
Interest income	$34,070	$25,342	$8,728
Interest expense	(53,888)	(62,636)	8,748
Equity in loss of unconsolidated affiliates	(40,421)	—	(40,421)
Other income (expense), net	2,151	15,904	(13,753)
Loss on extinguishment of debt	(32,340)	(27,182)	(5,158)
Debt conversion inducement expense	(66,241)	—	(66,241)
Loss on revaluation of embedded derivatives	(537)	(694)	157
Total	$(157,206)	$(49,266)	$(107,940)
Interest Income
Interest income comes from investment earnings on our cash balances, mainly in money market funds. For the year ended December 31, 2025, it increased by $8.7 million compared to the previous year, largely due to refinancing debt to a 0% coupon to 2030, which added $1.4 billion to average cash balances in our money market funds during the period.
Interest Expense
Interest expense is primarily due to our debt held by third parties and interest expense related to managed services agreements.

Interest expense decreased by approximately $8.7 million for the year ended December 31, 2025, compared to the prior year period. The decrease was primarily driven by lower interest expense of $9.8 million associated with our managed services agreements. The reduction for the year ended December 31, 2025, was partially offset by higher interest expense of $0.9 million related to our debt. Following the refinancing of our debt through the issuance of 0% Notes and the induced conversion of a significant portion of the Existing Notes, we also realized a reduction in overall interest expense (refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Induced Conversions of the Existing Notes in this Annual Report on Form 10-K).
Equity in Loss of Unconsolidated Affiliates
During the year ended December 31, 2025, the Company and Brookfield entered into joint venture structures. Brookfield is considered the principal owner, and accounts for the JVs on a consolidated basis. For the year ended December 31, 2025, Equity in loss of unconsolidated affiliates reflects (i) the ASC 323 elimination of intra‑entity profit on sales to joint ventures formed with Brookfield—deferred and recognized over the assets’ depreciable lives—and (ii) the Company’s equity pickup of those joint ventures’ net results. For details, refer to Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K.
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2025, worsened by $13.8 million, compared to the prior year period, primarily as a result of a $18.4 million reduction of other income related to managed services transactions, partially offset by a decrease in loss from foreign currency transactions of $4.8 million.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the year ended December 31, 2025, was $32.3 million, which was recognized as a result of the Debt Exchange transaction settled in May, 2025 (refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Convertible Senior Notes Debt Exchange in this Annual Report on Form 10-K).
Loss on extinguishment of debt for the year ended December 31, 2024, was $27.2 million, which was recognized as a result of a partial repurchase on May 29, 2024, of the 2.5% Green Notes, and consisted of repayment of the 22.6% premium of $26.0 million and the write off of $1.2 million in debt issuance costs.
Debt Conversion Inducement Expense
Debt conversion inducement expense for the year ended December 31, 2025, was $66.2 million, which was recognized as a result of the induced conversion of the Existing Notes in November 2025 (refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Induced Conversions of the Existing Notes in this Annual Report on Form 10-K).
Loss on Revaluation of Embedded Derivatives
Loss on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded EPP derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. Change in loss on revaluation of embedded derivatives for the year ended December 31, 2025, compared to the prior year period, was immaterial.
Provision for Income Taxes

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Income tax provision	$2,736	$846	$1,890	223.4%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision for the year ended December 31, 2025, decreased by $1.9 million, as compared to the prior year period. The change was primarily due to fluctuations in the effective tax rate on income earned by international entities.

Net Income Attributable to Noncontrolling Interests

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interests	$1,294	$2,024	$(730)	(36.1)%
Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure.
Net income attributable to noncontrolling interests for the year ended December 31, 2025, decreased by $0.7 million, compared to the same period in the prior year, primarily reflecting changes in income allocated to our noncontrolling interest in the Korean JV, our consolidated VIE.
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

Service revenue is recognized ratably over the contractual service term. Given our customers’ renewal history, we anticipate that most of them will continue to renew their maintenance services agreements each year for the period of their expected use of Bloom products. The contractual renewal price may be less than the stand-alone selling price of the maintenance services and consequently the contract renewal option may provide the customer with a material right. We estimate the standalone selling price for customer renewal options that give rise to material rights using the practical alternative by reference to optional maintenance services renewal periods expected to be provided and the corresponding expected consideration for these services. This reflects the fact that our additional performance obligations in any contractual renewal period are consistent with the services provided under the standard first-year warranty. Where we have determined that a customer has a material right as a result of their contract renewal option, we recognize that portion of the transaction price allocated to the material right over the period in which such rights are exercised.
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
The total transaction price is determined based on the total consideration specified in the contract, including variable consideration in the form of (i) contract price adjustments related to (a) the domestic content bonus tax credit under the IRA, (b) project delays, (c) liquidated damages, etc., and (ii) a performance guaranty payment that represents potential amounts payable to customers. Variable consideration related to contract price adjustments is estimated using the most likely amount method based on our assessment of meeting the domestic content criteria. The expected value method is generally used when estimating variable consideration related to a performance guaranty payment, which typically reduces the total transaction price due to the nature of the performance obligations to which the variable consideration relates. These estimates reflect our historical experience and current contractual requirements which cap the maximum amount that may be paid. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method.
For successful sales-and-leaseback arrangements, we recognize product and installation revenue upon meeting criteria, demonstrating we have transferred control to the customer (the Buyer-Lessor). When control of the Energy Server systems is transferred to the financier, and we determine the leaseback qualifies as an operating lease in accordance with ASC 842, Leases (“ASC 842”), we record an operating lease ROU asset and an operating lease liability, and recognize revenue based on the fair value of the Energy Server systems with an allocation to product revenue and installations revenue based on the relative standalone selling prices. We recognize as financing obligations any proceeds received to finance our ongoing costs to operate the Energy Server systems.
Income Taxes
We account for income taxes using the liability method under ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards and temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. This determination is based on expected future results and the future reversals of existing taxable temporary differences. Furthermore, uncertain tax positions are evaluated by management and amounts are recorded when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Significant judgment is required throughout management’s process in evaluating each uncertain tax position including future taxable income expectations and tax-planning strategies to determine whether the more likely than not recognition threshold has been met. We have provided a full valuation allowance on our domestic deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized.
Principles of Consolidation
Our consolidated financial statements include the operations of our subsidiaries in which we have a controlling financial interest. In addition, we have joint ventures with Brookfield under the financing structure where we do not have a controlling financial interest and are not the primary beneficiary. These entities are accounted for under the equity method of accounting. We use a qualitative approach in assessing the consolidation requirements for our VIEs. This approach focuses on determining whether we have the power to direct those activities that significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIEs. The consideration for VIE consolidation is a complex analysis that requires us to determine whether we are the primary beneficiary and therefore have the power to direct activities which are most significant to the VIEs.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks as part of our ongoing business operations, primarily from exposure to changes in interest rates and in foreign currency.
Interest Rate Risk
We are exposed to interest rate risk primarily in relation to our outstanding debt obligations. As of December 31, 2025, we had three outstanding convertible notes: two bearing fixed-rate coupons and one structured as a zero-coupon instrument (please see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements). As a result, our interest expense is not directly affected by fluctuations in market interest rates. However, changes in market interest rates could affect the fair value of our convertible notes. Generally, an increase in market interest rates may result in a decline in the market value of fixed-rate debt securities, while a decrease in market interest rates may increase their market value.
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
To provide a meaningful assessment of the interest rate risk associated with our cash and cash equivalents, we performed a sensitivity analysis to determine the impact a change in interest rates would have on our income statement and in investment fair values, assuming a 1% decline in yield. Based on our investment positions on both December 31, 2025 and 2024, a hypothetical 1% decrease in interest rates across all maturities would result in $24.7 million and $9.4 million declines in interest income and/or an increase in other expenses on an annualized basis, respectively. As these investments have maturities of less than twelve months, changes with respect to the portfolio fair value would be limited to these amounts and only be realized if we were to terminate the investments prior to maturity.
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
To provide a meaningful assessment of the risk associated with our foreign currency holdings, we performed a sensitivity analysis to determine the impact a currency devaluation would have on our balance sheet, assuming a 10% decline in the value of the U.S. dollar. Based on our foreign currency holdings as of December 31, 2025 and 2024, a hypothetical 10% devaluation of the U.S. dollar against foreign currencies would not be material to our reported cash position.
However, an increasing portion of our operating expenses are incurred outside the U.S., are denominated in foreign currencies and are subject to such risk. Although not yet material, if we are not able to successfully hedge against the risks associated with currency fluctuations in our future activities, our financial condition and operating results could be adversely affected.
Actual future gains and losses associated with our investment portfolio, debt and derivative positions and foreign currency may differ materially from the sensitivity analyses performed as of December 31, 2025 and 2024, due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates and our actual commodity derivative exposures and positions.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Bloom Energy Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholder’s Equity and Cash Flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed as an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
Product Revenue Recognition — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Product revenue for the sale of Energy Server systems is recognized upon transfer of control to customers which typically occurs at customer acceptance, which, depending on the contract terms, is when the product is shipped and delivered to a customer, when the product is shipped and delivered to a customer and is physically ready for startup and commissioning (i.e. Mechanical Completion), or when the product is shipped, delivered, turned on, and operational (i.e. Commencement of Operations).
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

•For a sample of product revenue acceptances during the year ended December 31, 2025, we performed the following:
a. We inspected the executed contracts to identify the relevant terms and conditions which would impact the Company’s accounting conclusions, including the timing of the transfer of control of products to customers.
b. We inspected source documents to test the timing of revenue recognition, or customer acceptance, such as agreed-upon sales orders, shipping records, mechanical completion certifications, commencement of operation certifications, as well as the related invoices generated and evaluated any differences. We corroborated our inspection of source documents by sending written confirmations to customers confirming the period of customer acceptance.
Investments in Unconsolidated Affiliates — Refer to Note 1, Note 2 and Note 7 to the financial statements
Critical Audit Matter Description
In August 2025, the Company concluded a transaction with Brookfield Asset Management (“Brookfield”) for a prospective financing framework structure (the “Financing Structure”) under which the Company and Brookfield formed joint venture entities (each, a “Fund JV”).
We identified the accounting related to the consolidation assessment of the Fund JVs as a critical audit matter because of the complexity of applying the principles of ASC 810, Consolidations, to the Financing Structure’s Fund JVs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the consolidation assessment accounting for the Fund JVs included the following:
•We tested the design and operating effectiveness of internal controls over the Company’s accounting for the Fund JVs.
•We inspected the executed contracts to identify the terms and conditions relevant to the consolidation assessment, including the primary beneficiary conclusions determined by the Company by testing the evaluation of (i) power to direct the activities that most significantly impact economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant.
With the assistance of our accounting specialists, we evaluated the Company’s conclusions regarding the accounting for the Fund JVs to determine whether the Fund JVs should be consolidated.

/s/ Deloitte & Touche LLP
San Jose, California
February 9, 2026
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bloom Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bloom Energy Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 9, 2026, expressed as unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 9, 2026

Bloom Energy Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents[1]	$2,454,108	$802,851
Restricted cash	1,973	110,622
Accounts receivable, less allowance for credit losses of $460 and $119 as of December 31, 2025 and 2024, respectively[1,2]	371,796	335,841
Contract assets[3]	178,928	145,162
Inventories[1]	643,306	544,656
Deferred cost of revenue	30,651	58,792
Prepaid expenses and other current assets[1,4]	49,805	46,203
Total current assets	3,730,567	2,044,127
Property, plant and equipment, net[1]	398,507	403,475
Investments in unconsolidated affiliates[15]	10,037	—
Operating lease right-of-use assets[1,5]	108,541	122,489
Restricted cash	25,499	37,498
Contract assets[6]	62,258	—
Deferred cost of revenue	4,099	3,629
Other long-term assets[1,7]	57,203	46,136
Total assets	$4,396,711	$2,657,354
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$203,129	$92,704
Accrued warranty[8]	20,013	16,559
Accrued expenses and other current liabilities[1,9]	222,254	138,450
Deferred revenue and customer deposits[10]	100,975	243,314
Operating lease liabilities[1,11]	22,000	19,642
Financing obligations	51,308	11,704
Recourse debt	—	114,385
Non-recourse debt[1]	4,153	—
Total current liabilities	623,832	636,758
Deferred revenue and customer deposits[12]	42,840	43,105
Operating lease liabilities[1,13]	106,935	124,523
Financing obligations	192,460	244,132
Recourse debt	2,613,726	1,010,350
Non-recourse debt[1,14]	—	4,057
Deferred profit in transactions with unconsolidated affiliates[16]	13,928	—
Other long-term liabilities	10,027	9,213
Total liabilities	$3,603,748	$2,072,138
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock: 0.0001 par value; Class A shares—600,000,000 shares authorized, and 280,045,459 shares and 229,142,474 shares issued and outstanding, and Class B shares—470,092,742 shares authorized, and no shares issued and outstanding at December 31, 2025 and 2024, respectively.	28	23
Additional paid-in capital	4,755,965	4,462,659
Accumulated other comprehensive loss	(369)	(2,593)
Accumulated deficit	(3,986,983)	(3,897,618)
Total stockholders’ equity attributable to common stockholders	768,641	562,471
Noncontrolling interest	24,322	22,745
Total stockholders’ equity	$792,963	$585,216
Total liabilities and stockholders’ equity	$4,396,711	$2,657,354
1 We have variable interest entity related to a joint venture in the Republic of Korea (see Note 12—Related Party Transactions in this Annual Report on Form 10-K), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $151.9 million and $93.5 million as of December 31, 2025 and 2024, respectively.
3 Including amounts from related parties of $3.0 million and $0.8 million as of December 31, 2025 and 2024, respectively.
4 Including amount from related parties of $1.2 million and $1.2 million as of December 31, 2025 and 2024, respectively.
5 Including amount from related parties of $1.4 million as of December 31, 2024. There was no related party balance as of December 31, 2025.
6 Including amount from related parties of $48.8 million as of December 31, 2025. There was no related party balance as of December 31, 2024.
7 Including amounts from related parties of $6.0 million and $8.8 million as of December 31, 2025 and 2024, respectively.
8 Including amounts from related parties of $0.8 million and $1.2 million as of December 31, 2025 and 2024, respectively.
9 Including amounts from related parties of $0.04 million and $4.0 million as of December 31, 2025 and 2024, respectively.
10 Including amounts from related parties of $6.9 million and $8.9 million as of December 31, 2025 and 2024, respectively.
11 Including amounts from related parties of $0.4 million as of December 31, 2024. There was no related party balance as of December 31, 2025.
12 Including amounts from related parties of $3.3 million as of December 31, 2024. There was no related party balance as of December 31, 2025.
13 Including amounts from related parties of $1.0 million as of December 31, 2024. There was no related party balance as of December 31, 2025.
14 Including amounts from related parties of $4.1 million as of December 31, 2024. There was no related party balance as of December 31, 2025.
15 Represent related party investments in Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K).
16 Represent the excess of unrealized profit from sales to the Fund JVs over the carrying value of the related equity‑method investments (see Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K).

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023

Revenue:
Product	$1,531,281	$1,085,153	$975,245
Installation	204,068	122,318	92,796
Service	228,295	213,542	183,065
Electricity	60,350	52,843	82,364
Total revenue[1]	2,023,994	1,473,856	1,333,470
Cost of revenue:
Product	992,841	685,847	630,105
Installation	205,946	129,446	105,735
Service	205,389	214,961	220,927
Electricity	32,418	38,954	178,909
Total cost of revenue[2]	1,436,594	1,069,208	1,135,676
Gross profit	587,400	404,648	197,794
Operating expenses:
Research and development	185,993	148,629	155,865
Sales and marketing	130,228	68,005	89,961
General and administrative[3]	198,377	165,105	160,875
Total operating expenses	514,598	381,739	406,701
Income (loss) from operations	72,802	22,909	(208,907)
Interest income	34,070	25,342	19,885
Interest expense[4]	(53,888)	(62,636)	(108,299)
Equity in loss of unconsolidated affiliates[5]	(40,421)	—	—
Other income (expense), net	2,151	15,904	(2,793)
Loss on extinguishment of debt	(32,340)	(27,182)	(4,288)
Debt conversion inducement expense	(66,241)	—	—
Loss on revaluation of embedded derivatives	(537)	(694)	(1,641)
Loss before income taxes	(84,404)	(26,357)	(306,043)
Income tax provision	2,736	846	1,894
Net loss	(87,140)	(27,203)	(307,937)
Less: Net income (loss) attributable to noncontrolling interest	1,294	2,024	(5,821)
Net loss attributable to common stockholders	$(88,434)	$(29,227)	$(302,116)
Net loss per share available to common stockholders, basic and diluted	$(0.37)	$(0.13)	$(1.42)
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	240,402	227,365	212,681
1 Including related party revenue of $892.0 million, $338.6 million and $487.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
2 Including related party cost of revenue of $0.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. There was no related party cost of revenue for the year ended December 31, 2025.
3 Including related party general and administrative expenses of $0.4 million, $0.7 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
4 Including related party interest expense of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
5 Represent related party equity in loss of the Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K).
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2025	2024	2023

Net loss	$(87,140)	$(27,203)	$(307,937)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	2,507	(2,735)	(430)
Other comprehensive loss, net of taxes	2,507	(2,735)	(430)
Comprehensive loss	(84,633)	(29,938)	(308,367)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,577	195	(5,815)
Comprehensive loss attributable to common stockholders	$(86,210)	$(30,133)	$(302,552)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount

Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216
Issuance of restricted stock awards	5,184,791	1	—	—	—	1	—	1
ESPP purchase	1,073,929	—	11,354	—	—	11,354	—	11,354
Exercise of stock options	2,098,714	—	47,768	—	—	47,768	—	47,768
Stock-based compensation	—	—	140,222	—	—	140,222	—	140,222
Accrued dividend	—	—	—	—	(1,024)	(1,024)	—	(1,024)
Legal reserve	—	—	—	—	93	93	—	93
Premium on convertible debt (Note 8)	—	—	28,247	—	—	28,247	—	28,247
Conversion of 2.5% Green Notes to common stock (Note 8)	137,606	—	2,230	—	—	2,230	—	2,230
Induced conversion of convertible notes (Note 8)	42,407,945	4	47,538	—	—	47,542	—	47,542
Share-based consideration payable to customer’s customer (Note 3)	—	—	15,947	—	—	15,947	—	15,947
Foreign currency translation adjustment	—	—	—	2,224	—	2,224	283	2,507
Net (loss) income	—	—	—	—	(88,434)	(88,434)	1,294	(87,140)
Balances at December 31, 2025	280,045,459	$28	$4,755,965	$(369)	$(3,986,983)	$768,641	$24,322	$792,963

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount

Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670
Issuance of restricted stock awards	3,067,129	2	—	—	—	2	—	2
ESPP purchase	1,049,955	—	10,344	—	—	10,344	—	10,344
Exercise of stock options	307,857	—	2,021	—	—	2,021	—	2,021
Stock-based compensation	—	—	79,951	—	—	79,951	—	79,951
Contributions from noncontrolling interest (Note 12)	—	—	—	—	—	—	3,958	3,958
Accrued dividend	—	—	—	—	(1,620)	(1,620)	—	(1,620)
Legal reserve	—	—	—	—	147	147	—	147
Subsidiary liquidation	—	—	—	—	(319)	(319)	—	(319)
Foreign currency translation adjustment	—	—	—	(906)	—	(906)	(1,829)	(2,735)
Net (loss) income	—	—	—	—	(29,227)	(29,227)	2,024	(27,203)
Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount

Balances at December 31, 2022	205,664,690	$20	$3,906,491	$(1,251)	$(3,564,483)	$340,777	$38,039	$378,816
Issuance of restricted stock awards	4,160,416	—	—	—	—	—	—	—
ESPP purchase	875,695	—	13,363	—	—	13,363	—	13,363
Exercise of stock options	525,031	—	3,582	—	—	3,582	—	3,582
Stock-based compensation	—	—	87,076	—	—	87,076	—	87,076
Contributions from noncontrolling interest (Note 11)	—	—	—	—	—	—	6,979	6,979
Distributions and payments to noncontrolling interest (Note 11)	—	—	—	—	—	—	(2,265)	(2,265)
Buyout of noncontrolling interest (Note 11)	—	—	11,482	—	—	11,482	(18,346)	(6,864)
Derecognition of the pre-modification forward contract fair value (Note 17)	—	—	76,242	—	—	76,242	—	76,242
Equity component of redeemable convertible preferred stock (Note 17)	—	—	16,145	—	—	16,145	—	16,145
Purchase of capped call related to convertible notes (Note 8)	—	—	(54,522)	—	—	(54,522)	—	(54,522)
Conversion of redeemable convertible preferred stock (Note 17)	13,491,701	1	310,484	—	—	310,485	—	310,485
Foreign currency translation adjustment	—	—	—	(436)	—	(436)	6	(430)
Net loss	—	—	—	—	(302,116)	(302,116)	(5,821)	(307,937)
Balances at December 31, 2023	224,717,533	$21	$4,370,343	$(1,687)	$(3,866,599)	$502,078	$18,592	$520,670

The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(87,140)	$(27,203)	$(307,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,566	53,048	62,609
Non-cash lease expense	32,520	35,898	33,619
Equity in loss of unconsolidated affiliates, net of distributions	40,421	—	—
Loss on disposal of property, plant and equipment	436	161	411
Revaluation of derivative contracts	537	694	1,641
Impairment of assets	12,669	—	130,088
Derecognition of loan commitment asset related to SK ecoplant Second Tranche Closing (Note 17)	—	—	52,792
Stock-based compensation expense	139,406	82,424	84,480
Amortization of debt issuance costs	8,248	6,797	4,772
Loss on extinguishment of debt	32,340	27,182	4,288
Debt conversion inducement expense (Note 8)	66,241	—	—
Net (gain) loss on failed sale-and-leaseback transactions	(827)	(17,390)	403
Share-based consideration payable to customer’s customer (Note 3)[12]	15,947	—	—
Allowance for credit losses	340	—	—
Inventory reserve and other assets impairment	21,877	—	—
Unrealized foreign currency exchange (gain) loss	(2,290)	3,756	618
Other	(57)	69	47
Changes in operating assets and liabilities:
Accounts receivable[1]	(35,525)	7,133	(89,888)
Contract assets[2]	(96,024)	(103,796)	5,361
Inventories	(119,212)	(44,527)	(231,689)
Deferred cost of revenue[3]	27,172	(13,070)	1,655
Prepaid expenses and other assets[4]	(3,601)	3,790	(5,754)
Other long-term assets[5]	(11,092)	4,072	(3,366)
Operating lease right-of-use assets and operating lease liabilities[6]	(33,447)	(36,675)	(32,801)
Financing lease liabilities	2,598	1,644	1,011
Accounts payable[7]	110,911	(36,629)	(29,080)
Accrued warranty[8]	3,454	(2,767)	1,994
Accrued expenses and other current liabilities[9]	80,337	8,662	(13,785)
Deferred revenue and customer deposits[10]	(142,605)	139,868	(42,635)
Deferred profit with equity method investees and other long-term liabilities	(251)	(1,143)	(1,385)
Net cash provided by (used in) operating activities	113,949	91,998	(372,531)
Cash flows from investing activities:
Purchase of property, plant and equipment	(56,759)	(58,852)	(83,739)
Proceeds from sale of property, plant and equipment	131	70	14
Investments in unconsolidated affiliates[11]	(36,491)	—	—
Net cash used in investing activities	(93,119)	(58,782)	(83,725)
Cash flows from financing activities:
Proceeds from issuance of debt	2,500,000	402,500	637,127
Payment of debt issuance costs	(62,712)	(12,761)	(19,736)
Repayment of debt	(975,945)	(140,990)	(191,390)
Purchase of capped call options related to convertible notes	—	—	(54,522)
Proceeds from financing obligations	—	1,798	4,993
Repayment of financing obligations	(11,267)	(90,197)	(18,445)
Distributions and payments to noncontrolling interest	—	—	(2,265)
Proceeds from issuance of common stock	59,123	12,367	16,945
Buyout of noncontrolling interest	—	—	(6,864)
Proceeds from issuance of redeemable convertible preferred stock	—	—	310,957
Payment of issuance costs related to redeemable convertible preferred stock	—	—	(395)
Dividend paid	(947)	(1,468)	—
Contributions from noncontrolling interest	—	3,958	6,979
Other	150	—	(35)
Net cash provided by financing activities	1,508,402	175,207	683,349
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	1,377	(2,630)	(281)
Net increase in cash, cash equivalents, and restricted cash	1,530,609	205,793	226,812
Cash, cash equivalents, and restricted cash:
Beginning of period	950,971	745,178	518,366
End of period	$2,481,580	$950,971	$745,178

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49,533	$55,699	$49,929
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	33,447	36,416	32,538
Operating cash flows from finance leases	356	259	1,097
Cash paid during the period for income taxes	1,706	1,424	1,455
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	3,723	1,647	9,297
Recognition of operating lease right-of-use asset during the year-to-date period	4,409	2,936	29,823
Recognition of finance lease right-of-use asset during the year-to-date period	2,927	1,644	1,011
Conversion of 2.5% Green Notes to common stock (Note 8)	2,230	—	—
Premium on convertible debt (Note 8)	28,247	—	—
Face value of 2.5% Green Notes exchanged (Note 8)	112,769	—	—
Face value of additional 3.0% Green Notes due June 2029 issued in the Debt Exchange (Note 8)	115,725	—	—
Induced Conversion of 3.0% Green Notes due June 2029 and 3.0% Green Notes due June 2028 (Note 8)	47,542	—	—
Write-off of debt issuance costs upon induced conversion (Note 8)	18,699	—	—
Derecognition of financing obligations	—	101,683	—
Conversion of redeemable convertible preferred stock	—	—	310,484
Derecognition of the pre-modified forward contract fair value	—	—	76,242
Equity component of redeemable convertible preferred stock	—	—	16,145
1 Including changes in related party balances of $58.4 million, $168.5 million and $257.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
2 Including changes in related party balances of $51.0 million, $6.1 million and $6.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
3 Including changes in related party balances of $0.9 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. There were no changes in related party balances for the year ended December 31, 2025.
4 Including changes in related party balances of $1.0 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively. There were no changes in related party balances for the year ended December 31, 2025.
5 Including changes in related party balances of $2.8 million, $0.3 million and $9.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
6 The change in related party balances for the years ended December 31, 2025, 2024 and 2023, were inconsequential.
7 Including changes in related party balances of $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. There were no changes in related party balances for the year ended December 31, 2025.
8 Including changes in related party balances of $0.4 million, $0.1 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
9 Including changes in related party balances of $4.0 million, $0.6 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
10 Including changes in related party balances of $5.3 million, $3.8 million and $8.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
11 Represent related party investments in unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K).
12 Represent related party non-cash consideration payable to customer’s customer (see Note 3—Revenue Recognition in this Annual Report on Form 10-K).
The accompanying notes are an integral part of these consolidated financial statements.

Bloom Energy Corporation
Notes to Consolidated Financial Statements
1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
We design, manufacture, sell and, in certain cases, install solid oxide fuel cell systems (the Bloom Energy Server® fuel cell system, hereinafter the “Energy Server systems”) that provide highly efficient, always‑on, on‑site power generation for businesses and communities, as well as other products, including monitoring and telemetry systems, skid‑mounted modular units, microgrids, and related equipment. Our Energy Server systems convert natural gas, biogas, hydrogen, or blends of these fuels into electricity through an electrochemical process without combustion, significantly reducing greenhouse gas emissions and criteria pollutants compared to conventional fossil fuel generation. By generating power where it is consumed, our systems deliver 24x7 reliability, improved energy security, and resilience against grid disruptions—critical for sectors such as data centers, healthcare, manufacturing, and critical infrastructure.
Our proprietary solid oxide platform also powers the Bloom Electrolyzer™, which produces clean hydrogen with industry-leading efficiency. Operating at high temperatures, our electrolyzers consume up to 20–25% less electricity than low-temperature alternatives, reducing the cost of green hydrogen production and enabling large-scale adoption. In 2023, we demonstrated the world’s largest solid oxide electrolyzer at NASA’s Ames Research Center, producing over 2.4 metric tonnes of hydrogen per day and achieving industry-leading efficiency.
Our solutions integrate with carbon capture, utilization, and storage (“CCUS”) technologies and support combined heat and power (“CHP”) applications, achieving system efficiencies of up to 90% by utilizing high-temperature exhaust for industrial steam or absorption chilling. Through partnerships such as our collaboration with Chart Industries, we are advancing cost-effective carbon capture by leveraging the high-purity CO₂ stream from our fuel cells, enabling near-zero-carbon baseload power from natural gas and biogas.
Bloom Energy is also addressing the surging power demands of artificial intelligence and cloud data centers through strategic agreements, including a $5.0 billion financing framework with Brookfield Asset Management and collaborations with Oracle and other hyperscale operators. These partnerships position our technology as a cornerstone for powering AI-driven infrastructure with low-carbon, distributed energy solutions.
Our corporate headquarters are located in San Jose, California. We have deployed our Energy Server systems across approximately 1,100 sites in 9 countries, supporting businesses and critical infrastructure globally. Our mission remains to make clean, reliable energy affordable for everyone, while providing a pathway to a net-zero future.
Liquidity
While we have generally incurred operating losses and negative cash flows from operations since our inception, we generated $113.9 million of positive cash flows from operations in fiscal year 2025. With the series of new convertible debt offerings, debt extinguishments, debt exchanges and convertible debt conversions to equity that we completed since 2021, we had $2,613.7 million and $4.2 million of total outstanding recourse and non-recourse debt, respectively, as of December 31, 2025, $4.2 million and $2,613.7 million of which was classified as short-term debt and long-term debt, respectively. As of December 31, 2024, we had $1,124.7 million and $4.1 million of total outstanding recourse and non-recourse debt, respectively, $114.4 million and $1,014.4 million of which was classified as short-term debt and long-term debt, respectively.
On May 16, 2023, we issued the 3.0% Green Convertible Senior Notes due June 2028 (the “3.0% Green Notes due June 2028”) with an aggregate principal amount of $632.5 million due June 2028, unless earlier repurchased, redeemed or converted, resulting in net cash proceeds of $612.8 million. On June 1, 2023, we used approximately $60.9 million of the net proceeds from this offering to redeem all of the outstanding principal amount of our 10.25% Senior Secured Notes due March 2027. The redemption price equaled 104% of the principal amount redeemed plus accrued and unpaid interest. We also used approximately $54.5 million of the net proceeds from the offering to purchase the capped call options. The remaining portion of the 3.0% Green Notes due June 2028 was planned to be used for working capital investment and general corporate purposes.
On May 29, 2024, we issued the 3.0% Green Convertible Senior Notes due June 2029 (the “3.0% Green Notes due June 2029”) in an aggregate principal amount of $402.5 million due June 2029, unless earlier repurchased, redeemed or converted, resulting in net cash proceeds of $389.7 million. On May 29, 2024, we used approximately $141.8 million of the net cash proceeds from this issuance to repurchase $115.0 million, or 50%, of the outstanding principal amount of our 2.5% Green Convertible Senior Notes due August 2025 (the “2.5% Green Notes”) in privately negotiated transactions. The repurchase amount equaled 122.6% of the principal amount repurchased, plus related accrued and unpaid interest.
On May 7, 2025, we entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders of our 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged (the “Debt Exchange”) for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029. As a result of the Debt Exchange, we recorded a $32.3 million loss on early extinguishment of debt, included within our consolidated statements of operations for the year ended December 31, 2025. As of August 15, 2025, the maturity date, the remaining $2.2 million aggregate principal amount of our 2.5% Green Notes outstanding following the Debt Exchange, was settled through the issuance of our Class A common stock.
On November 4, 2025, we issued the 0% Convertible Senior Notes (the “0% Notes”) in an aggregate principal amount of $2,500.0 million due November 2030, unless earlier repurchased, redeemed or converted, resulting in net cash proceeds of $2,440.2 million. Concurrently with the issuance of the 0% Notes, we entered into separate, privately negotiated transactions (the “Exchange Transactions”) with a limited number of holders of our existing 3.0% Green Notes due June 2028 and 3.0% Green Notes due June 2029 (collectively, the “Existing Notes”) to exchange (i) $532.8 million principal amount of the 3.0% Green Notes due June 2028 for aggregate consideration consisting of $539.6 million in cash, which includes accrued interest of $6.8 million on such 3.0% Green Notes due June 2028, and 24,302,183 shares of our Class A common stock, and (ii) $443.1 million principal amount of the 3.0% Green Notes due June 2029 for aggregate consideration consisting of $448.8 million in cash, which includes accrued interest of $5.6 million on such 3.0% Green Notes due June 2029, and 18,105,762 shares of our Class A common stock.
On December 19, 2025, we entered into a senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $600.0 million, including a $90.0 million letter of credit sub-facility. The facility matures on December 19, 2030, subject to certain springing maturity provisions, and provides additional liquidity for general corporate purposes. As of December 31, 2025, no amounts were drawn under the Revolving Credit Facility.
For more information on our debt, the Debt Exchange, the Exchange Transactions, and the Revolving Credit Facility, please see Note 8—Outstanding Loans and Security Agreements in this Annual Report on Form 10-K.
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
Inflation Reduction Act of 2022
In the U.S., the investment tax credit (the “ITC”) of up to 50% for fuel cells under Section 48(a) of the Inflation Reduction Act of 2022 (the “IRA”) expired on December 31, 2024. Prior to the expiration, the Company and its customers utilized compliant safe harbor mechanisms to begin construction and thereby still benefit from the ITC of up to 50% under Section 48(a). Under Section 48(a), Bloom fuel cell systems beginning construction prior to December 31, 2024 are eligible for a 30% base credit, a 10% domestic content bonus credit, and in certain cases (depending on location of the project site) a 10% energy communities bonus credit, provided in each case that prevailing wage and apprenticeship requirements are satisfied.
In addition to the ITC, the IRA authorized a competitive process to apply for credits to expand or enhance manufacturing capacity. On December 21, 2023, we submitted the application for qualifying advanced energy project credit allocation under Internal Revenue Code Section 48C(e) for the manufacturing facility in Fremont, California (the “Facility”). On March 29, 2024, we received notification from the Internal Revenue Service (IRS) of the acceptance of our application for a Qualifying Advanced Energy Project Credit of up to $75.3 million. After a technical review of Bloom’s Section 48C(e) application, the Department of Energy provided a recommendation to the IRS to grant a $75.3 million credit allocation for the Facility. The approval is subject to satisfaction of the underlying certification requirements, including the prevailing wage and apprenticeship requirements, within two years from the date of the application acceptance and potential clearance by the Office of Management and Budget due to President Trump’s executive order halting the disbursement of funds under the IRA.
The One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, extending key provisions of 2017 Tax Act and modifying various federal clean energy tax provisions of the IRA. Under the OBBBA, fuel cell property is now eligible for a 30% ITC under Section 48E without regard to emissions for projects beginning construction after December 31, 2025 (without affecting continued eligibility of certain projects for up to 50% ITC under Section 48(a) as described above). The OBBBA reinstituted accelerated depreciation that will be applicable to property purchased and placed in service after January 19, 2025, including fuel cell property that begins construction after December 31, 2026. The OBBBA also included restrictions on the availability of energy tax credits to U.S. taxpayers owned or controlled by certain countries of concern (i.e., China, Russia, Iran and North Korea). The OBBBA also restored the expensing of domestic research expenditures for years beginning after December 31, 2024. The addition of the 30% ITC for fuel cell projects that begin construction after December 31, 2025, is expected to have a favorable impact on the continued adoption of our Energy Server systems and financial results.
Additionally, the OBBBA introduces new compliance requirements under the Foreign Entity of Concern (FEOC) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (AMPTC) under Section 45X. These provisions limit “material assistance” from FEOCs in the manufacturing of products comprising fuel cell projects otherwise eligible for such tax credits. Although the rules are still being finalized, given the location of our supply chain we don’t expect the FEOC provisions to limit our fuel cell products’ ability to qualify for the tax credit or to otherwise increase our supply chain costs in an attempt to qualify. However, they may affect our future decisions around expansion or domestic supply chain investments. In response, we are working to align our development and sourcing strategies with the new credit framework and actively working with our partners and policymakers to support continued momentum for clean, reliable distributed energy solutions. We believe the long-term clarity and stability of the revised ITC for fuel cell property enhances our competitive position, although the phasedown beginning after 2033 and future legislative or regulatory changes could still impact customer economics and our growth.
Importantly, the OBBBA preserves the utility of the Section 45Q tax credit incentives for carbon capture utilization and storage projects. Historically, the 45Q tax credit has provided differentiated credit levels for carbon management projects depending on the end-use of the captured carbon dioxide or carbon monoxide. The OBBBA modified the structure of the credit and 45Q now provides one credit value for projects capturing carbon oxides from industrial and power facilities ($85 per metric ton) regardless of the end-use. The updated values and extension of the program through projects that commence construction through 2032 help increase the viability of domestic carbon capture projects.
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
Principles of Consolidation
These consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. We use a qualitative approach in assessing the consolidation requirement for our variable interest entities (“VIEs”), which we refer to as a tax equity partnership (2015 ESA Project Company, LLC, also referred to as our power purchase agreement (i.e., PPA), or the “PPA Entity”, “PPA V”), a joint venture in the Republic of Korea (the “Korean JV”), and the Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K). This approach focuses on determining whether we have the power to direct those activities of the PPA Entity, the Korean JV, and the Fund JVs that most significantly affect their economic performance and whether we have the obligation to absorb losses, or the right to receive benefits, which could potentially be significant to the PPA Entity, the Korean JV, and the Fund JVs. We have concluded that we are the primary beneficiary of the Korean JV for all periods presented and were the primary beneficiary for the PPA Entity until August 2023, when it was sold as a result of the repowering of the Energy Server systems. We are not the primary beneficiary of any of the Fund JVs, and we account for our interests in those entities under the equity method of accounting. We continuously assess our relationships with the Korean JV and the Fund JVs to determine whether we are, or are not, the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The most significant estimates include (i) the determination of the stand-alone selling price, (ii) valuation of financial instruments associated with the Amended Securities Purchase Agreement (the “SPA”) with SK ecoplant Co., Ltd. (“SK ecoplant”, formerly known as SK Engineering & Construction Co., Ltd.), (iii) modification of performance-based stock unit awards, (iv) the assessment of the realizability of deferred tax assets, including the need for a valuation allowance, evaluation of uncertain tax positions, and estimates related to future taxable income and tax-planning strategies, (v) inventory valuation, specifically excess and obsolescence provisions for obsolete or unsellable inventory, (vi) valuation of share-based consideration payable to customer’s customer, and (vii) in relation to property, plant and equipment (specifically Energy Server systems), assumptions relating to economic useful lives and impairment assessments.
Other accounting estimates include variable consideration relating to product performance guaranties, lease and non-lease components and related financing obligations such as incremental borrowing rates, estimated output, efficiency and residual value of our products, product performance warranties and guaranties and extended maintenance, derivative valuations, estimates relating to contractual indemnities provisions, stock-based compensation expense, and financing obligation allocations in managed service transactions. In addition, certain of such estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. Actual results could differ materially from these estimates under different assumptions and conditions.
Concentration of Risk
Geographic Risk—The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Server systems to other countries, primarily, the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”), and several European countries, namely Germany, UK and Italy. In the years ended December 31, 2025, 2024 and 2023, total revenue in the U.S. was 81%, 74% and 70%, respectively, of our total revenue.
Credit Risk—As of December 31, 2025, three customers*, the first of which is our related party (see Note 12—Related Party Transactions in this Annual Report on Form 10-K), accounted for approximately 41%, 17%, and 15% of accounts receivable. As of December 31, 2024, three customers, the first of which was our related party, accounted for approximately 28%, 28%, and 20% of accounts receivable. To date, we have not experienced any material credit losses from these customers.
Customer Risk—During the year ended December 31, 2025, revenue from three customers*, the first of which is our related party (see Note 12—Related Party Transactions in this Annual Report on Form 10-K), accounted for approximately 43%, 13% and 12% of our total revenue. During the year ended December 31, 2024, three customers, the first of which was our related party, represented approximately 23%, 16%, and 14% of our total revenue. During the year ended December 31, 2023, revenue from two customers, the first of which was our related party, accounted for approximately 37% and 26% of our total revenue.
*Definition of “customer.” For purposes of the concentration of risk disclosure, “customer” refers to the contractual counterparty to which we sell our products and fulfil installation obligations, which in certain transactions may be a project‑finance affiliate rather than the ultimate end user of the products. See Note 7—Investments in Unconsolidated Affiliates for additional information regarding Brookfield‑affiliated financing framework structure.

2. Summary of Significant Accounting Policies
Revenue Recognition
We primarily earn product and installation revenue from the sale and installation of our Energy Server systems and other products, service revenue by providing services under operations and maintenance services contracts, and electricity revenue by selling electricity to customers under PPAs and Managed Services Agreements. We offer our customers several ways to finance their use of our Energy Server systems. Customers, including some of our international channel providers and the Third-Party PPAs, may choose to purchase our Energy Server systems outright. Customers may also enter into contracts with us for the purchase of electricity generated by our Energy Server systems (i.e., Managed Services Agreements), which is then financed through one of our financing partners (i.e., Managed Services Financings). Finally, prior to its sale in August 2023, customers were able to purchase electricity through our PPA Entity (i.e., Portfolio Financings).
Revenue Recognition under ASC 606, Revenue from Contracts with Customers
In applying Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers revenue is recognized by following a five-step process:
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
3.Determine the transaction price. The purchase price stated in an agreed-upon purchase order or contract is generally representative of the transaction price. When determining the transaction price, we consider the effects of any variable consideration, which include performance guarantees that may be payable to our customers. In fiscal years 2023 through 2025, certain contracts included price adjustments related to the domestic content bonus tax credit under the IRA. These adjustments were evaluated as variable consideration, and we estimated the amount using the most likely amount method based on our assessment of meeting the domestic content criteria.
4.Allocate the transaction price to the performance obligations in the contract. The transaction price in a contract is allocated based upon the relative standalone selling price of each distinct performance obligation identified in the contract.
5.Recognize revenue when (or as) we satisfy a performance obligation. We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of the promised products or services to a customer. Revenue related to price adjustments under the IRA domestic content bonus tax credit, treated as variable consideration, is recognized when the associated performance obligations are satisfied, subject to the constraint that the amount recognized is not probable of a significant revenue reversal.
We sometimes combine contracts governing the sale and installation of our Energy Server systems with the related non-cancelable maintenance services contracts and account for them as a single contract at contract inception to the extent the contracts are with the same customer. These contracts are not combined when the customer for the sale and installation of the Energy Server systems is different to the maintenance services contract customer. We also assess whether any contract terms including default provisions, put or call options result in components of our contracts being accounted for as financing or leasing transactions outside of the scope of ASC 606.
Most of our contracts contain performance obligations with a combination of our products, installation and maintenance services. For these performance obligations, we allocate the total transaction price to each distinct performance obligation based on the relative standalone selling price. Our maintenance services contracts are typically subject to renewal by customers on an annual basis. We assess these maintenance services renewal options at contract inception to determine whether they provide customers with material rights that give rise to separate performance obligations.
The total transaction price is determined based on the total consideration specified in the contract, including variable consideration in the form of (i) contract price adjustments related to (a) the domestic content bonus tax credit under the IRA, (b) project delays, (c) liquidated damages, etc., and (ii) a performance guaranty payment that represents potential amounts payable to customers. Variable consideration related to contract price adjustments is estimated using the most likely amount method based on our assessment of meeting the domestic content criteria. The expected value method is generally used when estimating variable consideration related to a performance guaranty payment, which typically reduces the total transaction price due to the nature of the performance obligations to which the variable consideration relates. These estimates reflect our historical experience and current contractual requirements which cap the maximum amount that may be paid. The expected value method requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Depending on the facts and circumstances, a change in variable consideration estimate will either be accounted for at the contract level or using the portfolio method.
We exclude from the transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales and are instead recorded as sales tax payable. Property taxes are recorded in the cost of electricity revenue.
We allocate the transaction price to each distinct performance obligation based on relative stand-alone selling prices. Given that we typically sell our products together with the related installation and maintenance services, standalone selling prices are not directly observable. We estimate standalone selling prices by using a cost-plus approach. Costs relating to our products include all direct and indirect manufacturing costs, applicable overhead costs and costs for normal production inefficiencies (i.e., variances). We then apply a margin to our products based on our Company’s pricing strategy. As our business offerings evolve over time, we may be required to modify the expected margin in subsequent periods and our revenue could be materially affected. Costs relating to installation include all direct and indirect installation costs. The margin we apply reflects our profit objectives relating to installation. Costs for maintenance services arrangements are estimated over the life of the maintenance contracts and include estimated future material costs and non-material costs. Material costs over the period of the service arrangement are impacted significantly by the longevity of the fuel cells themselves. We apply a lower margin to our total service costs than to our products as it best reflects our long-term service margin expectations and comparable historical industry service margins.
We recognize product revenue at a point in time when our customers obtain control of our products. Control of the installations is transferred to the customers over time, and the related revenue is recognized over time as the performance obligation is satisfied using the cost-to-cost (percentage-of-completion) method. We use an input measure of progress to determine the amount of revenue to be recognized during each reporting period. We recognize maintenance services revenue, including revenue associated with any related customer material rights, over time as we perform service maintenance activities.
Amounts billed to our customers for shipping and handling activities are considered contract fulfillment activities and not a separate performance obligation of the contract. Shipping and handling costs are recorded within the cost of revenue.
The following is a description of the principal activities from which we generate revenue. Our four revenue streams are classified as follows:
Product Revenue—All of our product revenue is generated from the sale of our products to direct purchase customers, including financing partners on the Third-Party PPAs and sale-and-leaseback transactions, and international channel providers. We generally recognize product revenue from contracts with customers at the point that control is transferred to the customers. This occurs when we achieve customer acceptance, which depending on the contract terms includes: (i) when the product is shipped and delivered to our customers, (ii) when the product is shipped and delivered and is physically ready for startup and commissioning (i.e., Mechanical Completion), or (iii) when the product is shipped and delivered and is turned on and operational (i.e., Commencement of Operations or “COO”), if required.
Under our traditional lease financing option, we sell our Energy Server systems through a direct sale to a financing partner who, in turn, leases the Energy Server systems to the customer under a lease agreement. With our sales to our international channel providers, our international channel providers typically sell the Energy Server systems to, or sometimes provide a PPA to, an end customer. In both traditional lease and international channel providers’ transactions, we contract directly with the end customer to provide extended maintenance services after the end of the standard warranty period. As a result, since the customer that purchases the server is a different and unrelated party to the customer that purchases extended warranty services, the product and maintenance services contract are not combined.
Installation Revenue—Nearly all of our installation revenue relates to the installation of the Energy Server systems sold to the customers as part of a direct purchase and to financing parties as part of a traditional lease or Portfolio Financings. We recognize installation revenue over time as control of the installation services transfers to the customer. We measure progress toward completion using an input method based on installation costs incurred relative to total estimated costs, and recognize revenue during each reporting period in proportion to the costs incurred to satisfy the performance obligation.
Billing to customers are recorded within deferred revenue when related to performance obligations that have not yet been satisfied, and within customer deposits if payments are refundable. Payments received from customers are recorded within deferred revenue when related to performance obligations that have not yet been satisfied, and within customer deposits when they represent advance payments prior to contract commencement. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets. These amounts remain on the consolidated balance sheets until control of product and installation is transferred to the customer.
Service Revenue—Service revenue is generated from operations and maintenance agreements (“O&M Agreements”). As part of the first year of O&M services, we also monitor the operations of the underlying products and provide output and efficiency warranties and guaranties. We have determined that this standard first-year O&M services (including the warranties and guaranties) is a distinct performance obligation—being a promise to stand-ready to maintain our products when and if required during the first year following installation. We also sell to our customers extended annual maintenance services that effectively extend the standard first-year warranty coverage at the customer’s option. These customers generally have an option to renew or cancel the extended maintenance services on an annual basis and nearly every customer has renewed historically. Similar to the standard first-year O&M services, the optional extended annual maintenance services are considered a distinct performance obligation—being a promise to stand-ready to maintain the products when and if required during the renewal service year.
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
Electricity Revenue—In certain Managed Services Financings pursuant to which we are party to a Managed Services Agreement with a customer in a sale-leaseback-sublease arrangement, we may recognize electricity revenue. We first determine whether the Energy Server systems under the sale-and-leaseback arrangement of a Managed Services Financing were “integral equipment.” As the Energy Server systems were determined not to be integral equipment, we determined if the leaseback was classified as a financing lease or an operating lease.
Starting in the second half of fiscal year 2021, we completed several successful sale-and-leaseback transactions in which we transferred control of the Energy Server system to the financier and leased it back as an operating lease to provide electricity to the end customer.
In order for the transaction to meet the criteria for successful sale-and-leaseback accounting, control of the Energy Server systems must transfer to the financier, which requires, among other criteria, the leaseback to meet the criteria for an operating lease in accordance with ASC 842, Leases (“ASC 842”). Accordingly, for such transactions where control transfers and the leaseback is classified as an operating lease, the proceeds from the sale to the financier are recognized as revenue based on the fair value of the Energy Server systems sold and are allocated between product revenue and installation revenue based on the relative standalone selling prices.
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
In addition to Managed Services Financings, before the sale in August 2023 of our last consolidated PPA Entity, we were selling electricity produced by Energy Server systems owned directly by us. This PPA Entity purchased the Energy Server systems from us and sold electricity produced by these systems to customers through long-term PPAs. Customers were required to purchase all of the electricity produced by those Energy Server systems at agreed-upon rates over the course of the PPAs’ contractual term.
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
Share-Based Consideration Payable to Customer or Customer’s Customer
We may provide share‑based consideration (e.g., warrants) to customers or to other parties that purchase our products from our customers. Such amounts are accounted for as consideration payable to a customer and reduce revenue unless the consideration is for a distinct good or service at fair value. We measure and classify share‑based consideration under 718, Compensation—Stock Compensation (“ASC 718”). If a grant date has not been established, we estimate fair value at each reporting date and update the transaction price on a cumulative catch‑up basis until a grant date occurs. Once grant date established, equity‑classified awards are not remeasured and amounts are recorded in Additional paid-in capital. Revenue is reduced at the later of (i) when we recognize revenue for the related goods or services or (ii) when we promise the consideration. For details refer to Note 3—Revenue Recognition, section Commitment to Issue Share-Based Consideration Payable to Customer’s Customer in this Annual Report on Form 10-K.
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
Deferred Revenue
We record a contract liability (presented as deferred revenue in our consolidated financial statements, excluding customer deposits) when we receive payment from a customer before the related products or services have been delivered. This liability is reduced, and revenue is recognized, as we satisfy the underlying performance obligations. The related costs are deferred as a component of deferred cost of revenue in the consolidated balance sheets. Prior to shipment of the product or the commencement of performance of maintenance services, any prepayment made by the customer is recorded as a customer deposit. Deferred revenue related to material rights for options to renew are recognized in revenue over the maintenance services period.
A description of the principal activities from which we recognize the cost of revenues associated with each of our revenue streams are classified as follows:
Cost of Product Revenue—Cost of product revenue consists of costs of our products that we sell to direct purchase, including financing partners on the Third-Party PPAs, international channel providers and traditional lease customers. It includes costs paid to our materials suppliers, direct labor, manufacturing and other overhead costs, shipping costs, provisions for excess and obsolete inventory and the depreciation costs of our equipment. For the Energy Server systems sold to customers pending installation, we provide warranty reserves as a part of product costs for the period from transfer of control of the Energy Server systems to the earlier of one year or Commencement of Operations.
Cost of Installation Revenue—Cost of installation revenue primarily consists of the costs to install our Energy Server systems that we sell to direct purchase, including financing partners on the Third-Party PPAs and traditional lease and successful sale-and-leaseback customers. It includes the cost of materials and service providers, personnel costs, shipping costs and allocated costs.
Cost of Service Revenue—Cost of service revenue consists of costs incurred under maintenance service contracts for all customers. It includes the cost of field replacement units, personnel costs for our customer support organization, certain allocated costs, and extended maintenance-related product repair and replacement costs.

Cost of Electricity Revenue—Cost of electricity revenue primarily consists of the depreciation of the cost of the Energy Server systems owned by us or the consolidated PPA Entity (before it was sold in August 2023). The cost of electricity revenue is generally recognized over the term of the Managed Services Agreement or customer’s PPA contract.
Revenue Recognized from Portfolio Financings Through the PPA Entity
In 2010, we began selling our Energy Server systems to tax equity partnerships in which we held an equity interest as a managing member, or PPA entities. The investors in such PPA entities contributed cash to them in exchange for an equity interest, which then allowed PPA entities to purchase the Operating Company and the Energy Server systems.
As we identified customers, the Operating Company entered into a PPA with a customer pursuant to which the customer agreed to purchase the power generated by the Energy Server systems at a specified rate per kilowatt hour for a specified term. As such, the Operating Company, wholly owned by the PPA Entity, entered into a maintenance services agreement with us following the first year of service to extend the standard one-year performance warranties and guaranties. This intercompany arrangement was eliminated on consolidation. The PPA Entity qualified as an operating lease under ASC 842. Revenue under this arrangement was recognized as electricity revenue and service revenue and was provided to the customer at rates specified under the PPA. During the year ended December 31, 2023, electricity revenue and service revenue from the Portfolio Financings with the PPA Entity amounted to $14.3 million and $3.1 million, respectively. In August 2023, we sold the last consolidated PPA Entity. Please refer to Note 11—Portfolio Financings in this Annual Report on Form 10-K for details.
Investment Tax Credits—Under our Portfolio Financings with the PPA Entity, ITCs were primarily passed through to Equity Investors with approximately 1% to 10% of incentives received by us. These incentives were accounted for by using the flow-through method.
Warranty Costs
We generally provide a manufacturer’s warranty to our products sold to our customers, international channel providers, and financing parties for up to one year following the date of COO of the Energy Server systems. This standard warranty covers defects in materials, workmanship and manufacturing or performance conditions under normal use and service conditions for the first year following COO. Such standard warranty is considered to be assurance-type warranty and consequently does not give rise to performance obligations under ASC 606 and are accounted for as warranty cost accruals under ASC 460, Guarantees.
We recognize warranty costs for those contracts that are considered to be assurance-type warranties and consequently do not give rise to performance obligations or for those maintenance service contracts that were previously in the scope of ASC 605-20-25, Separately Priced Extended Warranty and Product Maintenance Contracts.
In addition, as part of our standard warranty period and Managed Services Agreement obligations, we monitor the operations of the underlying systems and provide output and efficiency guaranties (collectively “product performance guaranties”). If the Energy Server systems run at a lower efficiency or power output than we committed under our performance warranty or guaranty, we will reimburse the customer for this underperformance. Our performance obligation includes ensuring the Energy Server systems operate at least at the efficiency and/or power output levels set forth in the customer agreement. Our aggregate reimbursement obligation for a performance guaranty for each customer is capped based on the purchase price of the underlying Energy Server systems. Product performance guaranty payments are accounted for as a reduction in service revenue. We accrue for product performance guaranties based on the actual or estimated amounts (when actual data is not available) reimbursable at each reporting period and recognize the costs as a reduction to revenue.
Shipping and Handling Costs
We record costs related to shipping and handling in cost of product revenue, cost of installation revenue and cost of service revenue as they are incurred.
Sales and Utility Taxes
We recognize revenue on a net basis for taxes charged to our customers and collected on behalf of the taxing authorities.
Sales Tax—Sales tax collected from customers is recorded as a liability, pending remittance to the taxing jurisdiction. Consequently, sales taxes have been excluded from revenues and costs. It is recognized as a liability until remitted to the applicable state.

Utility Taxes—We are subject to utility taxes in certain jurisdictions on the sale of electricity to customers under PPAs. Because we control the electricity generated by our Energy Server systems before it is transferred to a customer, we are considered the principal in these transactions under ASC 606. Accordingly, utility taxes are presented on a gross basis, with amounts billed to customers included in electricity revenue and the corresponding tax obligations recorded in cost of electricity revenue.
Operating Expenses
Advertising and Promotion Costs—Expenses related to advertising and promotion of products are charged to sales and marketing expenses as incurred. Advertising and promotion expenses for the years ended December 31, 2025 and 2024, were $2.5 million and $1.4 million, respectively. We did not incur any material advertising or promotion expenses during the year ended December 31, 2023.
Research and Development—We conduct internally funded research and development activities to improve anticipated product performance and reduce product life-cycle costs. Research and development costs are expensed as incurred and include salaries and expenses related to employees conducting research and development and other costs.
Stock-Based Compensation—We account for time-based and performance-based stock options, restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) awarded to employees and non-employee directors under the provisions of ASC 718.
Stock-based compensation costs for time-based and performance-based stock options are measured using the Black-Scholes valuation model. The Black-Scholes valuation model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the stock options and the expected dividend yield. In developing estimates used to calculate assumptions, we established the expected term for employee options as well as expected forfeiture rates based on the historical settlement experience and after giving consideration to vesting schedules. For options with a vesting condition tied to the attainment of service and market conditions, stock-based compensation costs are recognized using Monte Carlo simulations. Recognition of stock-based compensation expense associated with the performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. Stock-based compensation costs are recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. We generally recognize stock-based compensation expense for time-based and performance-based stock options using the straight-line attribution method over the requisite service period, which typically corresponds to the vesting term of three to four years.
Stock-based compensation costs for RSUs and PSUs are measured based on the fair value of the underlying shares on the date of grant. We recognize the compensation cost for RSUs using a straight-line basis over the requisite service period of the RSUs, which is generally three to four years. We recognize compensation cost for PSUs over the requisite service period, which generally spans three years, based on the estimated probability of achieving the performance conditions. For awards with cliff vesting at the end of the performance period, expense is recognized on a straight-line basis over the three-year service period. For awards that vest in annual installments based on yearly performance targets, expense is recognized using the graded vesting method as achievement of the respective milestones becomes probable.
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

Refer to Note 10—Stock-Based Compensation and Employee Benefit Plans in this Annual Report on Form 10-K for further discussion of our stock-based compensation arrangements.
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
Refer to Note 15—Income Taxes in this Annual Report on Form 10-K for further discussion of our income tax expense.
Comprehensive Loss
Our comprehensive loss is comprised of net loss attributable to common stockholders, foreign currency translation adjustment, and comprehensive loss attributable to noncontrolling interest.
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

Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We use Level 2 inputs to determine the fair value of our debt instruments (term loans and convertible senior notes).

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
Restricted cash is held as collateral to provide financial assurance that we will fulfill obligations and commitments primarily related to the Third-Party PPAs and Managed Services Agreements. Restricted cash also includes maintenance service reserves and facility lease agreements. Restricted cash that is expected to be used within one year of the balance sheet date is classified as a current asset, whereas restricted cash expected to be used more than one year from the balance sheet date is classified as a non-current asset.
Accounts Receivable
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
Property, Plant and Equipment
Property, plant and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. The Energy Server systems are depreciated to their residual values over their useful economic lives which reflect consideration of the terms of their related PPA. These useful lives are reassessed when there is an expected change in the use of the Energy Server systems. Leasehold improvements are depreciated over the shorter of the lease term or their estimated depreciable lives. Buildings are amortized over the shorter of the lease or property term or their estimated depreciable lives. Assets under construction are capitalized as costs are incurred and depreciation commences after the assets are put into service within their respective asset class.

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
Impairment of Long-Lived Assets
Our long-lived assets include property, plant and equipment and the Energy Server systems capitalized in connection with our Managed Services Financing Program and Portfolio Financings. The carrying amounts of our long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Impairment charges for the year ended December 31, 2025, amounted to $14.8 million, and consisted of: (a) $2.1 million related to our Electrolyzer assets as we ceased our efforts to market and sell the first-generation of the product (for additional details, refer to Note 6—Balance Sheet Components, section Inventories in this Annual Report on Form 10-K), (b) $9.7 million related to construction‑in‑progress associated with manufacturing and infrastructure assets, and (c) $3.0 million related to construction‑in‑progress associated with facility assets supporting development and warehousing activities (for additional details, refer to Note 6—Balance Sheet Components, section Property, Plant and Equipment, Net in this Annual Report on Form 10-K). Impairment charges for the year ended December 31, 2024, amounted to $87.0 million related to the termination of failed sale-and-leaseback transactions and were recorded in Other income (expense), net on our consolidated statements of operations. Impairment charges for the year ended December 31, 2023, amounted to $123.7 million related to the PPA V Repowering and $2.3 million related to the termination of a failed sale-and-leaseback transaction, and were recorded in cost of electricity revenue and in Other income (expense), net on our consolidated statements of operations, respectively.
Equity Method Investments
We account for investments in entities based on the level of ownership and the ability to exercise significant influence over operating and financial policies. If an entity is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we generally account for our investment using the equity method if our ownership interest is 50% or less, unless our interest is so minor that we have virtually no influence over the investee’s operating and financial policies. For all other types of investments, we generally apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies. These investments are presented as investments in unconsolidated affiliates on our consolidated balance sheets.
Income or loss from equity-method investees is reported in equity in earnings (loss) of unconsolidated affiliates on our consolidated statements of operations, and the related carrying value is presented as investments in unconsolidated affiliates on our consolidated balance sheets. Distributions received from equity method investees, if any, are recorded as reductions to the carrying value of the investment on our consolidated balance sheets. Our equity in earnings (loss) of unconsolidated affiliates is adjusted for profit (loss) incurred from sales transactions. Such profit is amortized into equity in earnings (loss) of unconsolidated affiliates on our consolidated statements of operations over the remaining useful lives of the underlying assets.
When timely financial information of an equity method investee is not available, we record our share of the investee’s results on a one-quarter reporting lag using the best estimate, consistent with ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”). We believe this approach is reasonable and consistently applied. We evaluate whether any events or transactions during the lag period would materially affect our consolidated financial position or results of operations and, if so, record appropriate adjustments in the current period.

An impairment of an investment in an unconsolidated affiliate is recognized when circumstances indicate that a decline in the investment value is other-than-temporary.
Derivatives
We account for our derivative instruments as a liability which are carried at fair value on the consolidated balance sheets. Changes in the fair value of those derivatives are recorded through earnings in the consolidated statements of operations, as they do not qualify neither as cash flow hedges, nor for hedge accounting.
VIE—Methodology and Significant Judgments
We assess at inception and on an ongoing basis whether entities with which we are involved are VIEs and, if so, whether we are the primary beneficiary. We identify the activities that most significantly affect the VIE’s economic performance (e.g., equipment selection and specification, project development and construction oversight, operating and maintenance decision‑making, and commercial/financing decisions) and evaluate whether we have the power to direct those activities. We also assess whether we have the obligation to absorb expected losses or the right to receive expected residual returns that could potentially be significant to the VIE. These assessments are performed in accordance with the applicable guidance under ASC 810, Consolidations (“ASC 810”). Determining the primary beneficiary requires judgment, including evaluating contractual rights (explicit and implicit), decision‑making rights versus protective rights, related‑party considerations, and variability created by guarantees or other support arrangements.
Consolidated VIE—Our Korean JV is a VIE that we consolidate because we have the power to direct the activities that most significantly impact its performance and are exposed to potentially significant benefits/losses from those activities.
Unconsolidated VIEs—Our interests in certain Fund JVs are VIEs for which we are not the primary beneficiary because we do not have power over the activities that most significantly affect the VIEs’ economic performance and our exposure is limited to our equity interests and contractual capital commitments. These interests are accounted for under the equity method.
Allocation of Profits and Losses of Consolidated Entities to Noncontrolling Interests
We generally allocate profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. The determination of equity in earnings under the HLBV method requires management to determine how proceeds, upon a hypothetical liquidation of the entity at book value, would be allocated between our investors. The noncontrolling interest balance is presented as a component of permanent equity in the consolidated balance sheets. As of December 31, 2025 and 2024, we had one VIE which we consolidate, the Korean JV, which profit and loss are allocated to noncontrolling interests under the HLBV method.
Foreign Currency Considerations
Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The functional currency of the Company’s parent entity is the U.S. dollar.
The functional currencies of our foreign subsidiaries are local currencies. The functional currency of the Korean JV is the local currency, the South Korean won (“KRW”), since the joint venture is financially independent of its U.S. parent and the KRW is the currency in which the joint venture generates and expends cash. The assets and liabilities of these entities are translated at the rate of exchange at the balance sheet date. Revenue and expenses are translated at the weighted average rate of exchange during the period. For these entities, translation adjustments resulting from the process of translating the local currency financial statements into the U.S. dollars are included in other comprehensive loss. Translation adjustments attributable to noncontrolling interests are allocated to and reported as part of the noncontrolling interests in the consolidated financial statements.
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

Accounting Guidance Not Yet Adopted
In November 2024, Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. We are currently evaluating this guidance, but do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). This update clarifies the effective date of ASU 2024-03, which requires public business entities to provide expanded disclosures about the nature of expenses included in income statement captions. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. We are currently evaluating this guidance, but do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). This update revises the guidance for identifying the accounting acquirer in a business combination when the legal acquiree is a VIE. The amendments require entities to apply the same factors used for voting interest entities when determining the accounting acquirer in transactions primarily effected through the exchange of equity interests. The guidance is effective for annual and interim periods beginning after December 15, 2026, and will be applied prospectively. We do not expect ASU 2025-03 to have a material impact on our consolidated financial statements.
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This update introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the practical expedient, when developing reasonable and supportable forecasts as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. We are currently evaluating the impact of ASU 2025-05 on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). This update eliminates references to prescriptive and sequential software development stages within Subtopic 350-40. Under the revised guidance, entities must begin capitalizing software costs once both of the following conditions are met: (a) management has approved and committed funding for the software project; (b) it is probable that the project will be completed and the software will be used as intended (the “probable-to-complete” threshold). The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). This update introduces a scope exception from derivative accounting for certain non-exchange-traded contracts and clarifies that Topic 606 applies initially to share-based noncash consideration received from a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, and may be applied prospectively or using a modified retrospective approach. We are currently evaluating the impact of ASU 2025-07 on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). This update expands the use of the gross-up method to certain acquired loans classified as “purchased seasoned loans,” eliminating the Day 1 credit loss expense for these loans. The amendments are effective for annual and interim periods beginning after December 15, 2026, and will be applied prospectively. We do not expect ASU 2025-08 to have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting

Improvements (“ASU 2025-09”). This update clarifies and expands hedge accounting guidance to better reflect the economics of risk management activities and address issues arising from reference rate reform. Key amendments include allowing broader aggregation of forecasted transactions for cash flow hedges, expanding hedge accounting for certain nonfinancial forecasted transactions, and eliminating certain restrictions on using net written options and foreign-currency-denominated debt instruments in hedge strategies. The amendments are effective for annual and interim periods beginning after December 15, 2026, and will be applied prospectively. We do not expect ASU 2025-09 to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This update provides authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities, an area previously lacking in U.S. GAAP. The amendments define government grants, establish recognition criteria, and require disclosures about the nature of grants, accounting policies applied, and significant terms and conditions. The amendments are effective for public business entities for annual periods beginning after December 15, 2028, with early adoption permitted. We do not expect ASU 2025-10 to have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). This guidance requires joint ventures to measure all assets and liabilities at fair value upon formation. We adopted ASU 2023-05 on January 1, 2025; however, the standard was not applicable to our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-05”). This guidance provides recognition, measurement, presentation, and disclosure requirements for certain crypto assets. We adopted ASU 2023-08 on January 1, 2025; however, the standard was not applicable to our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update enhances transparency by requiring expanded disclosures related to the income tax rate reconciliation and income taxes paid. We adopted ASU 2023-09 on January 1, 2025, applying the guidance retrospectively. While the adoption has no impact on our financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements (see Note 15—Income Taxes in this Annual Report on Form 10-K).
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). This guidance clarifies the application of scope guidance in ASC 718, Compensation—Stock Compensation (ASC 718”) by providing an illustrative example to help entities determine whether profits interest and similar awards should be accounted for under ASC 718. We adopted ASU 2024-01 on January 1, 2025, and applied the amendments prospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). This update removes references to various FASB Concepts Statements and includes technical corrections such as conforming amendments, clarifications, and other minor improvements intended to simplify U.S. GAAP without resulting in significant accounting changes for most entities. We adopted ASU 2024-02 on January 1, 2025. The adoption of this standard did not have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This standard clarifies the accounting for inducements offered to holders of convertible debt instruments to convert their debt-to-equity securities. Under the guidance, an entity recognizes an inducement expense equal to the fair value of all securities and other consideration transferred in excess of the fair value of the securities and other consideration issuable pursuant to the original conversion terms, measured as of the offer acceptance date. The guidance applies to fiscal years and interim periods within fiscal years beginning after December 15, 2025. We early adopted ASU 2024-04 in fiscal year 2025 and applied the guidance to the induced conversion of our existing convertible notes during that period. The adoption did not require a cumulative-effect adjustment to opening retained earnings. See Note 8—Outstanding Loans and Security Agreements, sections Induced Conversions of the Existing Notes in this Annual Report on Form 10-K.
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from

Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). This update clarifies the accounting for share-based consideration payable to a customer, including revising the definition of performance condition, eliminating the forfeiture policy election for customer awards, and clarifying that the variable consideration constraint does not apply to such awards. The amendments are effective for annual periods beginning after December 15, 2026, including interim periods, and may be applied using either a modified retrospective or full retrospective approach. We early adopted ASU 2025-04 in fiscal year 2025 and applied the guidance to the accounting of share-based consideration payable to customer during that period. The adoption did not require a cumulative-effect adjustment to opening retained earnings. See Note 3—Revenue Recognition, sections Commitment to Issue Share-Based Consideration Payable to Customer’s Customer in this Annual Report on Form 10-K.

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	December 31,
	2025	2024

Accounts receivable	$371,796	$335,841
Contract assets	241,186	145,162
Customer deposits	78,207	220,115
Deferred revenue	65,608	66,304
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
Contract Assets

	Years Ended December 31,
	2025	2024

Beginning balance	$145,162	$41,366
Transferred to accounts receivable from contract assets recognized at the beginning of the period, net of other adjustments	(102,767)	(34,314)
Revenue recognized and not billed as of the end of the period	182,844	128,479
Other Adjustments[1]	15,947	9,631
Ending balance	$241,186	$145,162
1 2025: Represented by $15.9 million share-based consideration payable to customer’s customer as of December 31, 2025 (refer to section Commitment to Issue Share-Based Consideration Payable to Customer’s Customer below).
2024: Represented by $9.6 million payment to customer’s customer for the year ended December 31, 2024.

Deferred Revenue
Deferred revenue activity during the years ended December 31, 2025 and 2024, consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024

Beginning balance	$66,304	$72,328
Additions	1,497,242	1,142,599
Revenue recognized	(1,497,938)	(1,148,623)
Ending balance	$65,608	$66,304
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
As of December 31, 2025, we have unsatisfied performance obligations of $394.4 million, primarily related to product sales and installation services. We expect to recognize the associated revenue within the next 1 to 2 years, consistent with customers’ project deployment schedules. In addition, we had unsatisfied performance obligations of $25.0 million related mainly to deferred service contracts which we expect to recognize over the remaining contractual terms ranging from 1 to 26 years.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, service and electricity (in thousands):

	Years Ended December 31,
	2025	2024	2023

Revenue from contracts with customers:
Product revenue	$1,531,281	$1,085,153	$975,245
Installation revenue	204,068	122,318	92,796
Service revenue	228,295	213,542	183,065
Electricity revenue	37,970	20,381	17,676
Total revenue from contracts with customers	2,001,614	1,441,394	1,268,782
Revenue from contracts that contain leases:
Electricity revenue	22,380	32,462	64,688
Total revenue	$2,023,994	$1,473,856	$1,333,470

Commitment to Issue Share-Based Consideration Payable to Customer’s Customer
On October 28, 2025, in connection with the partnership between the Company and Oracle Corporation (“Oracle”) to provide on-site solid state power for AI data centers, subject to the negotiation of a warrant mutually acceptable to the Company and Oracle, we agreed to issue to Oracle a warrant (the “Warrant”) to purchase up to an aggregate of 3,531,073 shares of Class A common stock, with an exercise price of $113.28 per share, closing market price on October 28, 2025. We and Oracle agreed that (i) the expiration date of the Warrant will be six (6) months from the date of the issuance of the Warrant, (ii) the Warrant will include customary anti-dilution adjustments, transfer restrictions and exercise procedures, and (iii) the Warrant will not entitle the holder to any voting rights, dividends or other rights as a stockholder of the Company prior to the exercise and settlement of the Warrant. This investment strengthens the partnership and its objective of accelerating the adoption of Bloom fuel cell technology for large scale AI data centers, specifically and onsite power generally. The Warrant and the shares underlying the Warrant are expected to be issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
As of December 31, 2025, the Warrant had not been issued and no grant date had been established. Consistent with ASC 606 and ASC 718, as clarified by ASU 2025‑04, we measure the expected fair value of such share‑based consideration payable to customer’s customer and recognize it as a reduction of revenue when, or as, the related goods are transferred and installation obligations fulfilled. The expected fair value of the Warrant is estimated using a Black‑Scholes valuation model, consistent with ASC 718’s fair‑value measurement framework. We used the following weighted-average assumptions for determination of the Warrant fair value:

Year Ended December 31, 2025

Risk-free interest rate	3.6%
Expected term (years)	0.5
Expected dividend yield	—
Expected volatility	96.2%
As of December 31, 2025, the estimated total fair value of the Warrant was $55.9 million. Based on the proportion of product and installation obligations fulfilled under executed statements of work with the key hyperscaler as of December 31, 2025, we recognized $15.9 million of the Warrant’s fair value as an increase to Additional paid‑in capital, with a corresponding reduction to revenue, comprising $15.8 million within product revenue and $0.1 million within installation revenue. The remaining fair value will be recognized as a reduction of revenue as the related goods are transferred and installation obligations fulfilled under executed statements of work. We will update our estimate of the award’s fair value at each reporting date until a grant date is established, with any changes recorded as cumulative adjustments to revenue and Additional paid‑in capital.

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	December 31,
	2025	2024
As Held:
Cash	$94,997	$201,613
Money market funds	2,386,583	749,358
	$2,481,580	$950,971
As Reported:
Cash and cash equivalents	$2,454,108	$802,851
Restricted cash	27,472	148,120
	$2,481,580	$950,971
Restricted cash consisted of the following (in thousands):

	December 31,
	2025	2024

Restricted cash, current	$1,973	$110,622
Restricted cash, non-current	25,499	37,498
	$27,472	$148,120
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
In the fourth quarter of fiscal year 2025, $6.7 million of restricted cash previously pledged under the PPA IIIb repowering arrangement was released to us. This release reduced the restricted cash balance established in 2019 to fund operations and maintenance obligations related to the Energy Server systems.
Factoring Arrangements
We sell certain customer trade receivables on a non-recourse basis under factoring arrangements with certain financial institutions. To date, these have primarily been trade receivables from SK ecoplant, a subsidiary of the SK Group, primarily resulting from extended payment terms. These transactions are accounted for as sales and cash proceeds are included in cash used in operating activities.
We derecognized $184.2 million and $291.4 million of accounts receivable during the years ended December 31, 2024 and 2023, respectively. The cost of factoring such accounts receivable on our consolidated statements of operations for the years ended December 31, 2024 and 2023, was $4.0 million and $5.5 million, respectively. The cost of factoring is recorded in general and administrative expenses.
There were no new factoring arrangements entered into during the year ended December 31, 2025.

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents is described in Note 2—Summary of Significant Accounting Policies in this Annual Report on Form 10-K.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets and liabilities that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
December 31, 2025	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$2,386,583	$—	$—	$2,386,583
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,607	$5,607

	Fair Value Measured at Reporting Date Using
December 31, 2024	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$749,358	$—	$—	$749,358
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,070	$5,070
Money Market Funds—Money market funds are valued using quoted market prices for identical securities and are therefore classified as Level 1 financial assets.
Embedded Escalation Protection Plan Derivative Liability in Sales Contracts—We estimate the fair value of the embedded EPP derivatives in certain sales contracts using a Monte Carlo simulation model, which considers various potential electricity price curves over the sales contracts’ terms. We use historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. We have classified these derivatives as Level 3 financial liability.
The changes in the Level 3 financial liabilities during the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2023	$4,376
Changes in fair value	694
Liabilities at December 31, 2024	5,070
Changes in fair value	537
Liabilities at December 31, 2025	$5,607
To estimate the liabilities related to the EPP contracts, an option pricing method was implemented through a Monte Carlo simulation, which considers various potential electricity price forward curves over the sales contracts’ terms. We use historical grid prices and available forecasts to estimate future electricity prices. The grid pricing EPP guarantees that we provided in some of our sales arrangements represent an embedded derivative, with the initial value accounted for as a reduction in product revenue and any changes, reevaluated quarterly, in the fair market value of the derivative recorded in Loss on revaluation of embedded derivatives.

The unobservable inputs were simulated based on the available values for avoided cost and cost of electricity as calculated for December 31, 2025 and 2024, using an expected growth rate of 7% over the contracts’ life and volatility of 15%. The estimated growth rate and volatility were estimated based on the historical tariff changes for the period 2008 to 2025. Avoided cost is the transmission and distribution cost expressed in dollars per kilowatt hours avoided in the given year of the contract, calculated using the billing rates of the effective utility tariff applied during the year to the host account for which usage is offset by the generator. If the billing rates within the utility tariff change during the measurement period, the average amount of charge for each rate shall be weighted by the number of effective months for each amount.
The inputs listed above would have had a direct impact on the fair values of the EPP derivatives if they were adjusted. Generally, a decrease in electric grid prices would result in an increase in the estimated fair value of our EPP derivative liabilities.
For the years ended December 31, 2025, 2024 and 2023, we recorded the fair value of the embedded EPP derivatives with no material unrealized gains or losses in either of the three years ended December 31, 2025, 2024 and 2023, in our consolidated statements of operations. The fair value of these derivatives was $5.6 million and $5.1 million as of December 31, 2025 and 2024, respectively.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Debt Instruments—The term loans and convertible senior notes are based on rates currently offered for instruments with similar maturities and terms (Level 2). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	December 31, 2025		December 31, 2024
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
0% Convertible Senior Notes due November 2030	$2,442,091	$2,140,536	$—	$—
3.0% Green Convertible Senior Notes due June 2029[1]	73,473	313,740	391,239	532,789
3.0% Green Convertible Senior Notes due June 2028[1]	98,162	456,764	619,111	872,344
2.5% Green Convertible Senior Notes due August 2025	—	—	114,385	163,875
Non-recourse:
4.6% Term Loan due October 2026	2,769	3,009	2,705	2,856
4.6% Term Loan due April 2026	$1,384	$1,550	$1,352	$1,482
1 The increase in fair value primarily reflects the rise in the Company’s stock price.
On May 7, 2025, we entered into the Exchange Agreements with certain holders of our 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest, were exchanged for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029. As of August 15, 2025, the maturity date, the remaining $2.2 million aggregate principal amount of our 2.5% Green Notes outstanding following the Debt Exchange, was settled through the issuance of our Class A common stock.
On November 4, 2025, we issued the 0% Notes in an aggregate principal amount of $2,500.0 million due November 2030, unless earlier repurchased, redeemed or converted, resulting in net cash proceeds of $2,440.2 million. Concurrently with the issuance of the 0% Notes, we entered into the Exchange Transactions with a limited number of holders of our existing convertible debt to exchange (i) $532.8 million principal amount of the 3.0% Green Notes due June 2028 for aggregate consideration consisting of $539.6 million in cash, including related accrued interest, and 24,302,183 shares of our Class A common stock, and (ii) $443.1 million principal amount of the 3.0% Green Notes due June 2029 for aggregate consideration consisting of $448.8 million in cash, including related accrued interest, and 18,105,762 shares of our Class A common stock.
For details of the Debt Exchange, 2.5% Green Notes settlement, issuance of the 0% Notes and the Exchange Transactions, see Note 8—Outstanding Loans and Security Agreements in this Annual Report on Form 10-K.

6. Balance Sheet Components
Inventories
The components of inventory consist of the following (in thousands):

	December 31,
	2025	2024

Raw materials	$351,757	$315,735
Work-in-progress	125,036	79,601
Finished goods	166,513	149,320
	$643,306	$544,656
During the year ended December 31, 2025, we recorded a reserve of $19.7 million related to our Electrolyzer inventory as we ceased our efforts to market and sell the first-generation of the product. The affected inventory has no alternative use and is not expected to be sold or utilized in other programs. The related expenses were recognized within cost of product revenue in our consolidated statements of operations.
The inventory reserves were $39.3 million and $15.9 million as of December 31, 2025 and 2024, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024

Prepaid hardware and software maintenance	$6,327	$7,972
Interest receivable	6,029	1,316
Prepaid corporate insurance	5,182	6,774
Prepaid managed services	4,705	5,230
Tax receivables	4,509	4,981
Prepaid deferred commissions	3,049	1,123
Receivables from employees	2,507	3,259
Deferred expenses	1,559	1,215
Prepaid workers compensation	796	620
Deposits made	376	348
Prepaid medical insurance	232	177
Other prepaid expenses and other current assets	14,534	13,188
	$49,805	$46,203

Property, Plant and Equipment, Net
Property, plant and equipment, net, consists of the following (in thousands):

	December 31,
	2025	2024

Vehicles, machinery and equipment	$203,731	$200,004
Energy Server systems	165,629	165,629
Leasehold improvements	129,665	122,413
Construction-in-progress	83,067	86,731
Buildings	53,156	53,221
Computers, software and hardware	34,761	33,910
Furniture and fixtures	11,090	10,943
	681,099	672,851
Less: accumulated depreciation	(282,592)	(269,376)
	$398,507	$403,475
Depreciation expense related to property, plant and equipment was $50.6 million, $53.0 million and $62.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Depreciation expense for property, plant and equipment under operating leases by PPA V (sold in August 2023) was $10.9 million for the year ended December 31, 2023. There was no depreciation expense for such assets for the years ended December 31, 2025 and 2024.
PPA V Repowering
In August 2023, we started a project (the “PPA V Repowering”) to replace 37.1 megawatts of the Energy Server systems (the “old PPA V Energy Servers”) at PPA V with current generation Energy Server systems (the “new PPA V Energy Servers”). The replacement was completed in the first quarter of fiscal year 2024. For additional information, see Note 11—Portfolio Financings in this Annual Report on Form 10-K.
Assets Buyout and Repowering
In fiscal year 2024 we terminated certain of our legacy Managed Services Agreements, previously recorded as failed sale and lease-back transactions upon inception and bought back the old Energy Server systems from the respective legacy financiers. Total cost of Energy Server systems bought back was $144.1 million. For failed sale and lease-back transactions termination accounting, see Note 9—Leases in this Annual Report on Form 10-K.
Title for certain Energy Server systems bought back in December 2024, was simultaneously transferred to a Bloom-owned special purpose vehicle (the “SPV”, “New Project Company”), subsequently sold to the new financier. Upon sale, we entered into the EPC Agreement and the O&M Agreement with the New Project Company. For additional information, see Note 11—Portfolio Financings in this Annual Report on Form 10-K.
Impairment of Assets
In fiscal year 2025, we recognized total impairment charges of $14.8 million, consisting of $2.1 million related to our Electrolyzer assets following our decision to cease efforts to market and sell the first‑generation product, and $12.7 million related to construction‑in‑progress associated with manufacturing and infrastructure assets and facilities supporting development and warehousing activities. In accordance with ASC 360, Property, Plant and Equipment, the impaired balances, all included in Construction-in-progress, were written down to their fair value. We recorded $11.8 million of the impairment loss within Cost of product revenue and $3.0 million within Research and development expenses.

Other Long-Term Assets
Other long-term assets consist of the following (in thousands):

	December 31,
	2025	2024

Deferred commissions	$19,109	$13,372
Deferred expenses	8,111	8,776
Deferred financing costs	3,412	—
Deposits made	3,001	3,123
Long-term lease receivable	2,193	3,159
Deferred tax asset	1,780	1,888
Prepaid managed services	1,316	1,317
Prepaid and other long-term assets	18,281	14,501
	$57,203	$46,136
Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consist of the following (in thousands):

	December 31,
	2025	2024

Product performance	$16,791	$13,697
Product warranty	3,222	2,862
	$20,013	$16,559
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2023	$19,326
Accrued warranty, net and product performance liabilities	18,407
Product performance expenditures during the year	(21,174)
Balances at December 31, 2024	16,559
Accrued warranty, net and product performance liabilities	21,413
Product performance expenditures during the year	(17,959)
Balances at December 31, 2025	$20,013

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024

Compensation and benefits	$97,571	$67,682
General invoice and purchase order accruals	76,909	43,652
Accrued installation	14,278	1,660
Sales-related liabilities	12,031	4,714
Sales tax liabilities	10,054	10,215
Accrued legal expenses	2,599	1,198
Provision for income tax	2,115	784
Accrued consulting expenses	1,475	1,254
Finance lease liability	1,370	981
Current portion of derivative liabilities	1,353	482
Interest payable	913	3,927
Accrued restructuring costs	482	341
Interim VAT liability	281	1,109
Other	823	451
	$222,254	$138,450
Preferred Stock
As of December 31, 2025 and 2024, we had 20,000,000 shares of preferred stock authorized. 13,491,701 of these shares were previously designated as the Series B redeemable convertible preferred stock, par value $0.0001 per share (the “Series B RCPS”) and were converted to Class A common stock as of September 23, 2023, as a result of the SK ecoplant Second Tranche Closing. For additional information, please see Note 17—SK ecoplant Strategic Investment in this Annual Report on Form 10-K.
The preferred stock had $0.0001 par value. There were no shares of preferred stock issued and outstanding as of December 31, 2025 and 2024.
Conversion of Class B Common Stock
On July 27, 2023, in accordance with our Restated Certificate of Incorporation, each share of our Class B common stock entitled to ten votes per share automatically converted into one share of our Class A common stock entitled to one vote per share.

7. Investments in Unconsolidated Affiliates
In August 2025, Bloom Energy concluded a transaction with Brookfield Asset Management (“Brookfield”) for a prospective financing framework structure (the “Financing Structure”) of up to $5.0 billion over five years for future Bloom Energy fuel cell projects that meet certain investment criteria and contractual criteria or are otherwise approved by Brookfield. The Financing Structure is housed in an AI Infrastructure Fund created by Brookfield (the “AI Fund”). Generally, Bloom fuel cell projects financed through the Financing Structure will be owned by the AI Fund under one of two categories of the Financing Structure. For each Bloom fuel cell project that has a term less than five years under the Financing Structure (Short Term AI Fund), Bloom Energy will contribute sufficient funds for a passive equity holding not to exceed 9.9%. For each Bloom fuel cell project that has a term greater than or equal to five years under the Financing Structure (Long Term AI Fund) Bloom Energy will contribute sufficient funds for a passive equity holding not to exceed the lesser of (i) 9.9% of the equity amount and (ii) 2% of the projected investment amount, and these projects that are five years or longer will entitle Bloom to a put right back to the AI Fund at a set rate of return. For each category, the AI Fund and Bloom have agreed on target returns for projects, and Bloom Energy expects to receive its proportional distribution with respect to each project. Bloom Energy and Brookfield have also entered into a project under the Financing Structure but outside of Short Term AI Fund and Long Term AI Fund pursuant to which Bloom Energy contributed a passive equity investment of 15.0%, and the parties retain the ability to enter into other such JVs outside the AI Fund (the “Other JVs”).
The Financing Structure contains provisions that provide Brookfield (i) exclusivity over certain types of Bloom fuel cell projects, (ii) periodic review by Brookfield of Bloom’s fuel cell project pipeline and, consequently, (iii) a stand still arrangement restricting Brookfield and certain of its affiliates from owning and trading Bloom Energy stock.
We account for each investment in both the AI Fund JVs and the Other JVs (collectively, the “Fund JVs”) as an investment under the equity method of accounting in accordance with ASC 323. The AI Fund and Brookfield hold the remaining ownership interests and serve as the primary beneficiaries; accordingly, both the AI Fund JVs, whether the Short Term AI Fund or Long Term AI Fund, and the Other JVs are not consolidated by us. As of December 31, 2025, we hold equity interests in the following Fund JVs:

Bloom Equity Interest as of December 31, 2025

AI Fund JVs
Bolt US Class A JVCo LLC	9.9%
Bolt US JVCo LLC	9.9%
Other JVs
ORC HoldCo LLC	15.0%
Our total capital commitment to the Fund JVs as of December 31, 2025 is $58.2 million. Capital contributions are made in tranches, pursuant to funding requests issued by the AI Fund or Brookfield, and are tied to specific project milestones and operational needs. From time to time, additional capital contributions may be required as funding requests (capital calls) are issued in accordance with the governing agreements. We do not provide, and are not required to provide, any liquidity support, guarantees, or other financial commitments to the Fund JVs beyond our contractually committed capital contributions.
Our maximum exposure to loss from the involvement with the Fund JVs was $45.7 million as of December 31, 2025. This amount consists of: (i) the carrying amount of our equity investments, totaling $10.0 million, (ii) remaining unfunded capital commitments of $21.7 million, and (iii) deferred profit related to sales to the Fund JVs of $14.0 million. The Fund JVs’ creditors do not have recourse to our general credit, and Bloom has not entered into any arrangements that would expose it to additional loss or require it to provide financial support to the Fund JVs.
The results of operations include our proportionate share of each Fund JV’s net earnings or loss, which are reported net of Fund JV’s income tax provisions and presented as a single line item, Equity in earnings (loss) of unconsolidated affiliates, in our consolidated statements of operations.
We record our share of profit from sales of our products to the Fund JVs as a reduction of equity in earnings (loss) of unconsolidated affiliates. This share of profit reduces the carrying amount of our investments in unconsolidated affiliates. To the extent the cumulative reduction of equity in earnings (loss) of unconsolidated affiliates exceed the investment’s carrying amount, the excess is presented as either Deferred profit in transactions with unconsolidated affiliates, or Accrued expenses and other current liabilities, based on the expected timing of realization. The deferred profit reverses (increasing equity in earnings (loss) of unconsolidated affiliates and restoring the investment balance) as profit is realized over the remaining useful life through depreciation of the underlying assets. As of December 31, 2025, the deferred profit balance was $13.9 million, all of which was classified as a noncurrent liability. During the year ended December 31, 2025, we recognized $40.4 million of equity‑method losses from unconsolidated affiliates, all of which related to intra‑entity profit from sale of assets eliminated in accordance with ASC 323. This eliminated profit will be recognized over the useful lives of the underlying assets as they are depreciated.

Changes in the investment balance for the year ended December 31, 2025, were as follows (in thousands):

Balances at December 31, 2024	$—
Current period investment in unconsolidated affiliates	36,491
Equity in loss of unconsolidated affiliates	(40,421)
Deferred profit in transactions with unconsolidated affiliates	13,928
Accrued expenses and other current liabilities	39
Balances at December 31, 2025	$10,037
We record our share of the Fund JVs’ results of operations on a one-quarter reporting lag because the Fund JVs’ financial information is not available in sufficient time to apply the equity method as of Bloom’s reporting date. We believe that the use of this lag time is reasonable in the circumstances and does not materially affect the results of operations. Any material transactions or events occurring during the lag period that would significantly affect our consolidated financial position or results of operations are recognized in the current reporting period.
Management evaluates each investment in each of the Fund JVs for impairment in accordance with ASC 323. Through December 31, 2025, no indicators of impairment were identified related to the investments.

8. Outstanding Loans and Security Agreements
The following is a summary of our debt as of December 31, 2025 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

0% Convertible Senior Notes due November 2030	$2,500,000	$—	$2,442,091	$2,442,091	0.0%	November 2030	Company
3.0% Green Convertible Senior Notes due June 2029	75,125	—	73,473	73,473	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	99,655	—	98,162	98,162	3.0%	June 2028	Company
Total recourse debt	2,674,780	—	2,613,726	2,613,726
4.6% Term Loan due October 2026	2,769	2,769	—	2,769	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,384	1,384	—	1,384	4.6%	April 2026	Korean JV
Total non-recourse debt	4,153	4,153	—	4,153
Total debt	$2,678,933	$4,153	$2,613,726	$2,617,879

The following is a summary of our debt as of December 31, 2024 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

3.0% Green Convertible Senior Notes due June 2029	$402,500	$—	$391,239	$391,239	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	632,500	—	619,111	619,111	3.0%	June 2028	Company
2.5% Green Convertible Senior Notes due August 2025	115,000	114,385	—	114,385	2.5%	August 2025	Company
Total recourse debt	1,150,000	114,385	1,010,350	1,124,735
4.6% Term Loan due October 2026	2,705	—	2,705	2,705	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,352	—	1,352	1,352	4.6%	April 2026	Korean JV
Total non-recourse debt	4,057	—	4,057	4,057
Total debt	$1,154,057	$114,385	$1,014,407	$1,128,792

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, the Korean JV. The differences between the unpaid principal balances and the net carrying values reflect unamortized deferred financing costs, including the initial purchasers’ discounts, where applicable, and premiums or discounts associated with our debt, if any. We and all of our subsidiaries were in compliance with all financial covenants as of December 31, 2025 and 2024.

Recourse Debt Facilities

	0% Convertible Senior Notes due November 2030	3.0% Green Convertible Senior Notes due June 2029	3.0% Green Convertible Senior Notes due June 2028	2.5% Green Convertible Senior Notes due August 2025

Issuance date/Indenture date[1]	November 4, 2025	May 29, 2024	May 16, 2023	August 11, 2020
Aggregate principal amount issued	$2,500.0 million	$402.5 million	$632.5 million	$230.0 million
Initial purchasers’ discount[2]	$50.0 million	$12.1 million	$15.8 million	$6.9 million
Other issuance costs[2]	$9.8 million	$0.7 million	$3.9 million	$3.0 million
Net proceeds received	$2,440.2 million	$389.7 million	$612.8 million	$220.1 million
Due date[3]	November 15, 2030	June 1, 2029	June 1, 2028	August 15, 2025
Greenshoe option[4]	$300.0 million	$52.5 million	$82.5 million	N/A
Senior, unsecured obligations	Yes	Yes	Yes	Yes
Interest rate and payment schedule	Do not bear regular interest and will not accrete in principal amount over time	3.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024	3.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023	2.5% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021
Redemption date[5]	November 20, 2028	June 7, 2027	June 5, 2026	August 21, 2023[6]
Conversion date[7]	August 15, 2030[8]	March 1, 2029[8]	March 1, 2028[8]	May 15, 2025[9]
Conversion trigger quarter-end date[7]	March 31, 2026	September 30, 2024[10]	September 30, 2023[10]	December 31, 2020
Initial conversion rate, shares of Class A common stock per $1,000 principal amount of notes[11]	5.1290	47.9795	53.0427	61.6808
Initial conversion price, per share of Class A common stock[11]	$194.97	$20.84	$18.85	$16.21
Incremental shares under Make-Whole Fundamental Change[12], shares of Class A common stock per $1,000 principal amount[11]	2.6926	15.5932	22.5430	15.4202
The maximum number of shares into which the notes could have been potentially converted if the conversion features were triggered:
as of December 31, 2025	19,554,000	4,775,899	7,532,493	N/A
as of December 31, 2024	N/A	25,588,011	47,807,955	8,866,615
Effective interest rate at issuance	0.5%	3.8%	3.8%	3.5%
Customary provisions relating to the occurrence of Events of Default	See footnote 13	See footnote 13	See footnote 13	See footnote 13
Classification of net carrying value in consolidated balance sheets.
as of December 31, 2025	Long-term liability	Long-term liability	Long-term liability	N/A
as of December 31, 2024	N/A	Long-term liability	Long-term liability	Short-term liability
1 Issued pursuant to, and are governed by, an indenture, between us and U.S. Bank Trust Company, National Association (applicable for 0% Notes, the 3.0% Green Notes due June 2029, and the 3.0% Green Notes due June 2028) / U.S. Bank National Association (applicable for the 2.5% Green Notes), as Trustee, in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.
2 The notes’ initial purchasers’ discount and other issuance costs (collectively, the “Transaction Costs”) were recorded as debt issuance costs and presented a reduction to the notes on our consolidated balance sheets and are amortized to interest expense at an effective interest rate.
3 Unless earlier repurchased, redeemed or converted.

4 Pursuant to the purchase agreement among us and the representatives of the initial purchasers, we granted the initial purchasers an option to purchase an additional aggregate principal amount of the notes. Notes included specified aggregate principal amount pursuant to the full exercise by the initial purchasers of the Greenshoe option.
5 We may not redeem the notes prior to the specified redemption date, subject to a partial redemption limitation. We may elect to redeem, at face value, all or any portion of the notes at any time, and from time to time, on or after the specified redemption date, and on or before the twenty-first (for the 0% Notes and the 3.0% Green Notes due June 2029), or the forty-sixth (for the 3.0% Green Notes due June 2028), or the twenty-sixth (for 2.5% Green Notes) scheduled trading day immediately before the maturity date, provided the share price for our Class A common stock exceeds 130% of the conversion price at redemption.
6 In December 2024, the optional redemption feature of the 2.5% Green Notes was satisfied as the last reported sale price of our common stock exceeded 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period. However, we did not issue a notice of redemption as of December 31, 2024.
7 Before the specified conversion date, the noteholders have the right to convert their notes only upon the occurrence of certain events, including satisfaction of a condition relating to the closing price of our common stock (the “Closing Price Condition”) (applicable for all notes) or the trading price of the notes (the “Trading Price Condition”), a redemption event, or other specified corporate events (applicable for all notes, except 2.5% Green Notes). If the Closing Price Condition is met on at least 20 (whether or not consecutive) of the last 30 consecutive trading days in any calendar quarter, and only during such calendar quarter, the noteholders may convert their notes at any time during the immediately following quarter, commencing after the calendar quarter ending on the specified date (i.e., conversion trigger quarter-end date), subject to the partial redemption limitation.
8 Subject to the Trading Price Condition, the noteholders may convert their notes during the five consecutive business days immediately after any ten consecutive trading day period (for 0% Notes) or the five business days immediately after any five consecutive trading day period (for the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028) in which the trading price per $1,000 principal amount of the notes, as determined following a request by a holder of the notes, for each day of that period is less than 98% of the product of the closing price of our common stock and the then applicable conversion rate. From and after the specified conversion date, the noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Should the noteholders elect to convert their notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock, $0.0001 par value per share, or a combination thereof, at our election. Please refer to section Induced Conversions of the Existing Notes for details of the conversion of the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 in the fourth quarter of the fiscal year 2025.
9 From and after May 15, 2025, the noteholders could convert their 2.5% Green Notes at any time at their election until the close of business on the second trading day immediately before the maturity date. Should the noteholders have elected to convert their 2.5% Green Notes, we could have elected to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock, or a combination thereof. Refer to section 2.5% Green Notes Settlement for further details.
10 The Closing Price Condition was met during the three months ended September 30, 2025, and accordingly, the noteholders could convert their notes during the quarter ended December 31, 2025.
11 The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, we may increase the conversion rate at any time if our Board of Directors determines it is in the best interests of the Company or to avoid or diminish income tax to holders of common stock. In addition, if certain corporate events that constitute a Make-Whole Fundamental Change, occur, then the conversion rate applicable to the conversion of the notes will, in certain circumstances, increase by up to the specified incremental shares of Class A common stock per $1,000 principal amount of notes for a specified period of time.
12 Make-Whole Fundamental Change means (i) a Fundamental Change, that includes certain change-of-control events relating to us, certain business combination transactions involving us and certain delisting events with respect to our Class A common stock, or (ii) the sending of a redemption notice with respect to the notes.
13 The notes contain certain customary provisions relating to the occurrence of Events of Default, as defined in the underlying indentures. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us occurs, then the principal amount of, and all accrued and unpaid interest (regular interest, where applicable, special interest or additional interest, if any), on, all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the underlying indentures consists exclusively of the right of the noteholders to receive special interest on the 0% Notes for up to 360 days (on the 0% Notes ) or up to 180 days (on the 3.0% Green Notes due June 2029, the 3.0% Green Notes due June 2028, and the 2.5% Green Notes) at a specified rate per annum not exceeding 0.5% on the principal amount of the notes.

The total interest expense recognized related to our notes for the years ended December 31, 2025, 2024, and 2023, comprised of contractual interest expense and amortization of debt issuance costs, was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Contractual interest expense
0% Convertible Senior Notes due November 2030	$—	$—	$—
3.0% Green Convertible Senior Notes due June 2029	12,169	7,111	—
3.0% Green Convertible Senior Notes due June 2028	16,444	18,975	11,912
2.5% Green Convertible Senior Notes due August 2025	1,076	4,065	5,750
	$29,689	$30,151	$17,662

Amortization of the initial purchasers’ discount and other issuance costs
0% Convertible Senior Notes due November 2030	$1,848	$—	$—
3.0% Green Convertible Senior Notes due June 2029	2,614	1,500	—
3.0% Green Convertible Senior Notes due June 2028	3,393	3,915	2,450
2.5% Green Convertible Senior Notes due August 2025	368	1,392	1,969
	$8,223	$6,807	$4,419

Total interest expense related to our notes
0% Convertible Senior Notes due November 2030	$1,848	$—	$—
3.0% Green Convertible Senior Notes due June 2029	14,783	8,611	—
3.0% Green Convertible Senior Notes due June 2028	19,837	22,890	14,362
2.5% Green Convertible Senior Notes due August 2025	1,444	5,457	7,719
	$37,912	$36,958	$22,081
To date, there have been no events necessitating the recognition of special interest expense related to our notes.
The amount of unamortized debt issuance costs of our notes as of December 31, 2025 and 2024, was as follows (in thousands):

	December 31,
	2025	2024

Unamortized debt issuance costs
0% Convertible Senior Notes due November 2030	$57,909	$—
3.0% Green Convertible Senior Notes due June 2029	1,652	11,261
3.0% Green Convertible Senior Notes due June 2028	1,493	13,389
2.5% Green Convertible Senior Notes due August 2025	—	615
	$61,054	$25,265
Capped Calls
On May 11, 2023, in connection with the pricing of the 3.0% Green Notes due June 2028, and on May 15, 2023, in connection with initial purchasers’ exercise of the 3.0% Green Notes due June 2028 Greenshoe Option, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain counterparties (the “Option Counterparties”). The Capped Calls cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 3.0% Green Notes due June 2028, the aggregate number of shares of our Class A common stock that initially underlie the 3.0% Green Notes due June 2028, and are expected generally to reduce potential dilution to holders of our common stock upon any conversion of the 3.0% Green Notes due June 2028 and at our election (subject to certain conditions), offset any cash payments we would be required to make in excess of the principal amount of converted 3.0% Green Notes due June 2028.
The Capped Calls expire on June 1, 2028, and are exercisable only at maturity, but may be early terminated in various circumstances, including if the 3.0% Green Notes due June 2028 are early converted or repurchased. The default settlement method for the Capped Calls is net share settlement. However, we may elect to settle the Capped Calls in cash.
The Capped Calls have an initial strike price of approximately $18.85 per share of Class A common stock, subject to certain adjustments. The strike price of $18.85 corresponds to the initial conversion price of the 3.0% Green Notes due June 2028. The number of shares underlying the Capped Calls is 33,549,508 shares of Class A common stock. The cap price of the Capped Calls is initially $26.46 per share of Class A common stock, which represents a premium of 100% over the last reported sale price of our common stock on May 11, 2023.
The Capped Calls are freestanding financial instruments. We used a portion of the proceeds from the issuance of the 3.0% Green Notes due June 2028 to pay for the Capped Calls’ premium. As the Capped Calls meet certain accounting criteria, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $54.5 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital on our consolidated balance sheets and will not be remeasured.
The Capped Calls were not impacted by the induced conversion of 3.0% Green Notes due June 2028 in the fourth quarter of fiscal year 2025 (see section Induced Conversions of the Existing Notes for details).
Partial Repurchase of 2.5% Green Notes
On May 29, 2024, we used approximately $141.8 million of the net proceeds from the 3.0% Green Notes due June 2029 offering to repurchase $115.0 million of the outstanding principal amount of our 2.5% Green Notes in privately negotiated transactions. Half of the original principal balance, $115.0 million of the 2.5% Green Notes, was called and repurchased at 122.6% during the second quarter of fiscal year 2024. The 22.6% premium of $26.0 million and unpaid accrued interest of $0.8 million related to the repurchased amount were included in the final payment to the noteholders. As a result of the partial repurchase of the 2.5% Green Notes, for the year ended December 31, 2024, we recognized a loss on extinguishment of debt of $27.2 million.
The effective interest rate of the 2.5% Green Notes after the partial repurchase and before the Debt Exchange (see section Convertible Senior Notes Debt Exchange for details) was 3.3%.
Convertible Senior Notes Debt Exchange
On May 7, 2025, we entered into the Exchange Agreements with certain holders of its 2.5% Green Notes. Pursuant to the Exchange Agreements, $112.8 million in aggregate principal amount of the 2.5% Green Notes, and related accrued and unpaid interest of $0.7 million, were exchanged for $115.7 million in aggregate principal amount of the 3.0% Green Notes due June 2029, which had the same terms and conditions as the 3.0% Green Notes due June 2029 issued on May 29, 2024. The Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC 470, Debt. As a result of the Debt Exchange, we recorded a $32.3 million loss on early extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2025. This loss included a $0.2 million write-off of unamortized debt issuance costs as of the date of the Debt Exchange. Additionally, our consolidated balance sheets reflect an increase of $28.2 million to Additional paid-in capital, as the 3.0% Green Notes due June 2029 pertaining to this Debt Exchange were issued at a premium. Total debt issuance costs related to the Debt Exchange amounted to $3.3 million.
Following the Debt Exchange, the effective interest rates of the 2.5% Green Notes and the 3.0% Green Notes due June 2029 decreased from 3.3% to 1.7% and from 3.8% to 3.2%, respectively.
2.5% Green Notes Settlement
Upon completion of the Debt Exchange, $2.2 million aggregate principal amount of our 2.5% Green Notes remained outstanding. Pursuant to the terms of the 2.5% Green Notes Indenture, unless we made an irrevocable election to settle the 2.5% Green Notes in cash prior to May 15, 2025, the notes were required to be settled in shares of our Class A common stock upon maturity. We did not make such an election by the specified deadline. Accordingly, as of August 15, 2025, the maturity date, the 2.5% Green Notes were fully settled in equity through the issuance of 137,606 shares of our Class A common stock. As a result, we recognized $2.2 million in Additional paid-in capital in our consolidated balance sheets. The impact on other line items within our consolidated balance sheets and our consolidated statements of operations was not material.

Induced Conversions of the Existing Notes
On October 30, 2025, we entered into privately negotiated exchange agreements with certain holders of our Existing Notes. Pursuant to these agreements, we exchanged $975.9 million aggregate principal amount of the Existing Notes for total consideration consisting of $988.4 million in cash, including accrued and unpaid interest of $12.4 million, and 42,407,945 shares of our Class A common stock.
The exchange of the Existing Notes was completed concurrently with the issuance of the 0% Notes. As part of the Exchange Transactions, we extended limited-time inducement offers that provided noteholders with consideration, fair value of which exceeded the value that would have been received under the original conversion terms, resulting in an incremental value to the noteholders (e.g., inducement expense for us). The fair value of the total consideration transferred was determined based on the quoted market price of our Class A common stock on the exchange date and the contractual cash amounts paid.
In accordance with ASC 470, the Exchange Transactions were accounted for as induced conversions. We recognized an inducement expense of $66.2 million for the year ended December 31, 2025, measured as the fair value of the incremental consideration transferred to noteholders in excess of the consideration issuable under the original conversion terms. This amount is presented as a separate line item, Debt conversion inducement expense, in our consolidated statements of operations.
In connection with the conversion, we issued 42,407,945 shares of our Class A common stock. The related equity impact totaled $47.5 million, recorded to Common stock (at par) with the remainder to Additional paid‑in capital. Consistent with conversion accounting, the carrying amount of the Existing Notes, including $18.7 million of unamortized debt issuance costs, was transferred to equity with no gain or loss recognized.
Following the Exchange Transactions, the effective interest rates of the 3.0% Green Notes due June 2029 and 3.0% Green Notes due June 2028 changed from 3.2% to 1.1% and from 3.8% to 4.2%, respectively.
Revolving Credit Facility
On December 19, 2025, we entered into a senior secured multicurrency Revolving Credit Facility in an aggregate available amount of $600.0 million, including a letter of credit sub-facility of up to $90.0 million (the “Credit Agreement”). Borrowings under the Revolving Credit Facility are available in U.S. dollars and certain foreign currencies, including British pounds sterling, euros, Japanese yen, and Singapore dollars, among others. Letters of credit may be issued in multiple currencies.
Loans under the revolving credit facility bear interest, at our option, at an annual rate equal to Term SOFR plus an applicable margin ranging from 1.50% to 2.25% or an adjusted base rate plus an applicable margin ranging from 0.50% to 1.25%, based on our Total Leverage Ratio, as defined in the Credit Agreement. The Company is required to pay a commitment fee ranging from 0.20% to 0.35% per annum on the undrawn portion available under the Revolving Credit Facility, based on our Total Leverage Ratio, and customary letter of credit fees, as necessary.
The Revolving Credit Facility matures on December 19, 2030, subject to certain springing maturity provisions. If specified subordinated debt, high-yield bonds, or permitted convertible indebtedness remains outstanding in excess of defined thresholds within 91 days of their maturity, the Revolving Credit Facility may mature earlier unless liquidity or leverage conditions are satisfied, as described in the Credit Agreement.
The obligations under the Credit Agreement are secured by a lien on substantially all of the tangible and intangible personal property of Bloom, other than intellectual property, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the direct material domestic subsidiaries of Bloom and 65% of each class of capital stock of any first-tier material foreign subsidiaries of Bloom, subject to limited exceptions.
The Credit Agreement contains financial covenants that require us to maintain a Secured Leverage Ratio of no more than 3.25 to 1.00 and a Consolidated Interest Coverage Ratio of at least 3.00 to 1.00, each tested quarterly. The Total Leverage Ratio covenant is subject to a temporary step-up following a Material Acquisition, as defined in the Credit Agreement.
As of December 31, 2025, no amounts were drawn under the facility. Deferred financing costs of $3.4 million related to upfront fees and issuance costs have been capitalized and are being amortized over the term of the Revolving Credit Facility. These costs are included within Other long-term assets on our consolidated balance sheets. We are subject to financial covenants, including minimum interest coverage and maximum leverage ratios, and Bloom was in compliance with all covenants as of December 31, 2025. Proceeds of borrowings under the Revolving Credit Facility may be used for working capital, capital expenditures, permitted acquisitions, and other general corporate purposes. We have not triggered any springing maturity provisions under the Credit Agreement as of the date of the issuance of this Annual Report on Form 10-K. The facility provides enhanced liquidity for general corporate purposes, including strategic initiatives.
Non-recourse Debt Facilities
4.6% Term Loans due April 2026 and October 2026
On April 11, 2023, and October 5, 2023, Korean JV entered into three-year credit agreements with SK ecoplant for KRW2.0 billion and KRW4.0 billion (approximately $1.4 million and $2.8 million, respectively, based on the exchange rate as of December 31, 2025) to support its working capital needs. Both loans bear a fixed interest rate of 4.6% payable upon maturity along with the principal. Neither loan requires us to maintain a debt service reserve.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of December 31, 2025 (in thousands):

2026	$4,153
2027	—
2028	99,655
2029	75,125
2030	2,500,000
Thereafter	—
$2,678,933
For the years ended December 31, 2025, 2024 and 2023, interest expense of $53.9 million, $62.6 million, and $108.3 million, respectively, including total interest expense related to our debt of $38.1 million, $37.2 million, and $27.6 million, respectively, was recorded in Interest expense on our consolidated statements of operations. Interest expense for the year ended December 31, 2023, included $52.8 million as a result of the SK ecoplant Second Tranche Closing. For additional information, please see Note 17—SK ecoplant Strategic Investment in this Annual Report on Form 10-K.

9. Leases
Facilities, Energy Server Systems, and Vehicles
We lease our facilities, the Energy Server systems, and vehicles under operating and finance leases that expire at various dates through November 2037. We lease various manufacturing facilities in California and Delaware. We lease additional office space as field offices in the U.S. and around the world.
Some of the lease arrangements have free rent periods or escalating rent payment provisions. We recognize lease cost under such arrangements on a straight-line basis over the life of the leases. For the years ended December 31, 2025, 2024 and 2023, rent expenses for all occupied facilities were $21.2 million, $22.4 million and $23.0 million, respectively.
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
Operating and financing lease right-of-use assets and lease liabilities as of December 31, 2025 and 2024, were as follows (in thousands):

	Years Ended December 31,
	2025	2024

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$108,541	$122,489
Current operating lease liabilities	(22,000)	(19,642)
Non-current operating lease liabilities	(106,935)	(124,523)
Total operating lease liabilities	(128,935)	(144,165)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	4,932	3,214
Current finance lease liabilities [5]	(1,370)	(981)
Non-current finance lease liabilities [6]	(3,848)	(2,450)
Total finance lease liabilities	(5,218)	(3,431)
Total lease liabilities	$(134,153)	$(147,596)
1 These assets primarily include leases for facilities, the Energy Server systems, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the consolidated balance sheets.
6 Included in other long-term liabilities in the consolidated balance sheets.
The components of our lease costs for the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Operating lease costs	$31,994	$35,814	$33,190
Financing lease costs:
Amortization of right-of-use assets	665	675	891
Interest on lease liabilities	359	263	273
Total financing lease costs	1,024	938	1,164
Short-term lease costs	2,460	98	517
Total lease costs	$35,478	$36,850	$34,871

Weighted average remaining lease terms and discount rates for our leases as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024

Weighted average remaining lease term:
Operating leases	6 years	6.7 years
Finance leases	3.8 years	3.7 years
Weighted average discount rate:
Operating leases	10.5%	10.6%
Finance leases	9.0%	9.2%
Future lease payments under lease agreements as of December 31, 2025, were as follows (in thousands):

	Operating Leases	Finance Leases

2026	$34,031	$1,779
2027	33,477	1,629
2028	28,062	1,300
2029	21,425	982
2030	19,203	447
Thereafter	41,117	—
Total minimum lease payments	177,315	6,137
Less: amounts representing interest or imputed interest	(48,380)	(919)
Present value of lease liabilities	$128,935	$5,218
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
We recognized $9.4 million and $28.7 million of product revenue, and $4.5 million and $8.4 million of installation revenue from successful sale-and-leaseback transactions for the years ended December 31, 2024 and 2023, respectively. There were no successful sale-and-leaseback transactions for the year ended December 31, 2025. The recognized operating lease expense from successful sale-and-leaseback transactions for the years ended December 31, 2025, 2024 and 2023, was $13.4 million, $12.8 million, and $9.7 million, respectively.
Operating lease right-of-use assets from successful sale-and-leaseback transactions as of December 31, 2025 and 2024, were $39.0 million and $47.2 million, respectively. Operating lease liability from successful sale-and-leaseback transactions as of December 31, 2025 and 2024, was $42.2 million and $50.4 million, including long-term operating lease liability of $32.9 million and $42.1 million, respectively. Financing obligations from successful sale-and-leaseback transactions as of December 31, 2025 and 2024, were $8.9 million and $11.0 million, including long-term financing obligations of $6.5 million and $8.9 million, respectively.
At December 31, 2025, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

2026	$23,793
2027	17,930
2028	12,270
2029	7,642
2030	5,889
Thereafter	14,008
Total minimum lease payments	81,532
Less: imputed interest	(38,275)
Present value of net minimum lease payments	43,257
Less: current financing obligations	(10,196)
Long-term financing obligations	$33,061
The total financing obligations, as reflected in our consolidated balance sheets, were $243.8 million and $255.8 million as of December 31, 2025 and 2024, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Server systems at the end of the lease and the remainder recognized as either a net gain or net loss at that point. For the years ended December 31, 2025, 2024 and 2023, we recognized a $0.8 million net gain, $17.4 million net gain, and $0.4 million net loss on failed sale-and-leaseback transactions in Other income (expense), net on our consolidated statements of operations, respectively.

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
Grants under the 2012 Plan generally vest ratably over a four-year period from the vesting commencement date and expire ten years from the grant date. As of December 31, 2025 and 2024, stock options to purchase of 2,110,523 and 3,691,919 shares of Class A common stock were outstanding with a weighted average exercise price of $25.67 and $27.38 per share, respectively, and no shares were available for future grant. The 2012 Equity Incentive Plan has been canceled but continues to govern outstanding option grants under the 2012 Plan.
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
As of December 31, 2025 and 2024, stock options to purchase 3,925,002 and 3,740,902 shares of Class A common stock were outstanding, respectively, with a weighted average exercise price of $10.15 and $10.14 per share, respectively. As of December 31, 2025 and 2024, 12,292,948 and 12,896,465 RSUs and PSUs that may be settled for Class A common stock, which were granted pursuant to the 2018 Plan, respectively, were outstanding. As of December 31, 2025 and 2024, we had 39,709,996 and 35,263,475 shares reserved for issuance under the 2018 Plan, respectively.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2025	2024	2023

Cost of revenue	$24,103	$16,579	$17,504
Research and development	32,861	22,150	27,620
Sales and marketing	28,342	11,224	16,415
General and administrative	59,709	33,042	25,556
	$145,015	$82,995	$87,095

During the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense capitalized on inventory and deferred cost of goods sold was immaterial.

Stock Option and Stock Award Activity
Stock Options
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2023	7,247,624	$20.93	3.8	$19,446
Exercised	(307,857)	7.01
Granted	1,364,348	9.96
Forfeited / Expired	(871,294)	27.45
Balances at December 31, 2024	7,432,821	18.72	4.1	53,453
Exercised	(2,098,714)	22.91
Granted	111,504	22.37
PSOs adjustment	524,879	—
Forfeited / Expired	(229,207)	30.60
Balances at December 31, 2025	5,741,283	15.92	4.5	406,957
Vested and expected to vest at December 31, 2025	5,505,251	16.14	4.3	389,488
Exercisable at December 31, 2025	4,405,059	$17.58	3.3	$305,310
During the years ended December 31, 2025, 2024 and 2023, we recognized $5.3 million, $3.2 million and $0.4 million of stock-based compensation costs for stock options, respectively.
During the year ended December 31, 2025, we granted 111,504 stock options, including 100,000 performance-based stock options (“PSOs”) issued to a non-executive employee, which are subject to vesting upon achievement of specified corporate milestones. During the year ended December 31, 2024, we granted 1,364,348 stock options, including 1,135,000 PSOs issued to certain executive. We did not grant stock options in the year ended December 31, 2023. PSOs have a 10-year term, an exercise price equal to the fair market value of our Class A common stock on the date of grant, and vest either at the end of three-year performance period, or over a three- or four-year requisite service period.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

	Years Ended December 31,
	2025	2024

Risk-free interest rate	3.9% - 4.1%	3.7% - 4.4%
Expected term (years)	6.1	6.0
Expected dividend yield	—	—
Expected volatility	93.4% - 93.9%	95.3% - 97.1%
During the years ended December 31, 2025, 2024 and 2023, the intrinsic value of stock options exercised was $78.3 million, $2.1 million and $3.6 million, respectively.
As of December 31, 2025 and 2024, we had unrecognized compensation costs related to unvested stock options of $5.1 million and $7.2 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.3 years and 2.1 years, respectively. Cash received from stock options exercised totaled $47.8 million, $2.0 million and $3.6 million and for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2023	9,889,341	$18.25
Granted	8,574,481	15.66
Vested	(3,067,129)	19.61
Forfeited	(1,350,228)	18.60
Cancelled	(1,150,000)	17.44
Unvested Balance at December 31, 2024	12,896,465	$16.29
Granted	5,685,777	35.08
Vested	(5,184,791)	14.86
Forfeited	(1,104,503)	14.55
Unvested Balance at December 31, 2025	12,292,948	$25.74
The estimated fair value of RSUs and PSUs is based on the fair value of our Class A common stock on the date of grant. For the years ended December 31, 2025, 2024 and 2023, we recognized $125.1 million, $70.1 million and $71.2 million of stock-based compensation costs for stock awards, respectively.
As of December 31, 2025 and 2024, we had $277.1 million and $161.8 million of unrecognized stock-based compensation cost related to unvested stock awards, expected to be recognized over a weighted average period of 2.0 years and 2.2 years, respectively.
Executive Awards
Fiscal Year 2025
On February 18, May 13, August 28, November 10 and 17, 2025, the Company granted RSUs and PSUs to certain executive officers under the 2018 Plan (collectively, the “2025 Executive Awards”).
The RSUs granted to certain executive officers are subject to time-based vesting conditions. These RSUs vest under one of two schedules: (1) 40% of the RSUs vest on the first anniversary of the vesting commencement date of March 15, 2025, with the remaining 60% vesting in equal quarterly installments over the subsequent two years; or (2) the RSUs vest over a four-year period, with 25% vesting on the first anniversary of the vesting commencement dates of December 15, 2024, and October 15, 2025, and the remaining 75% vesting in equal quarterly installments over the following three years.
PSUs vest either (i) 100% at the end of a three-year performance period (cliff vesting), (ii) in three annual installments based on the achievement of performance targets for each year, or (iii) 50% at the end of the first performance period and 25% on each of the next two anniversaries of the first vesting date, all based on achievement of the applicable one-year performance targets, in each case subject to continued employment through the applicable vesting date(s). Stock-based compensation related to the 2025 Executive Awards is recognized over the three-year service period based on the estimated probability of achieving the performance conditions.
As of December 31, 2025, the unamortized compensation expense for these RSUs and the PSUs was $19.9 million.
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
The cancellation of the 2021 PSUs accompanied by the concurrent grant of the Replacement Awards was accounted for as a modification of the terms of the cancelled award according to the ASC 718. On December 18, 2024, the Company determined the incremental compensation cost of $42.4 million measured as the excess of the fair value of the Replacement Awards over the fair value of the cancelled award immediately before the terms were modified. These compensation costs will be recognized over the requisite service period of the Replacement Awards. The total fair value of the Replacement Awards of $57.6 million measured at the date of a cancellation and replacement consisted of (1) the grant-date fair value of the original award for which the service has already been rendered and is expected to be rendered at that date, and (2) the incremental cost resulting from the cancellation and replacement. For the years ended December 31, 2025 and 2024,we recognized $64.4 million and $7.6 million of compensation costs related to the Replacement Awards, respectively.
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
The PSUs and performance-based stock options will vest based on a combination of time and achievement against performance metrics targets assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2024 Executive Awards are recognized over the service period as we evaluate the probability of the achievement of the performance conditions. As of December 31, 2025 and 2024, the unamortized compensation expense for the RSUs, the PSUs, the time-based and the performance-based stock options per the 2024 Executive Awards and the Replacement Awards was $77.4 million and $66.8 million, respectively.
Fiscal Year 2023
On February 15, 2023, and July 11, 2023, the Company granted RSU and PSU awards (the “2023 Executive Awards”) to certain executive staff pursuant to the 2018 Plan. The RSU awards have time-based vesting schedules, started vesting on February 15, 2023, and shall vest over a three-year period. The PSU awards which started vesting on February 15, 2023, have either a three-year or one-year cliff vesting period, and the PSU awards which started vesting on July 11, 2023, cliff vest on February 15, 2024. The PSU awards will vest based on a combination of time and achievement against performance metrics targets assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2023 Executive Awards are recognized over the service period as we evaluate the probability of the achievement of the performance conditions. As of December 31, 2025 and 2024, the unamortized compensation expense for the 2023 Executive Awards was $0.6 million and $1.8 million, respectively.

Fiscal Year 2022
In 2022, the Company granted RSU and PSU awards (the “2022 Executive Awards”) to certain executive staff, including our CEO, pursuant to the 2018 Plan. The RSUs have time-based vesting schedules. The PSUs consist of three vesting tranches during 2023-2025 with an annual vesting schedule based on the attainment of performance conditions related to fiscal year 2022 and assuming continued employment and service through each vesting date. Stock-based compensation costs associated with the 2022 Executive Awards are recognized over the service period. As of December 31, 2025 and 2024, the unamortized compensation expense for the 2022 Executive Awards was $0.3 million and $1.0 million, respectively. Actual compensation expense was determined by the attained performance condition of the PSUs in fiscal year 2022.
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
In 2021, the Company also granted RSU and PSU awards to our CEO pursuant to the 2018 Plan. The RSUs vest in equal annual installments over five years from the grant date. A portion of the PSUs can be earned based on achieving certain financial performance goals and another portion can be earned based upon achieving certain progressive stock price hurdles. Any shares issued under the PSU awards are subject to a two-year post-vest holding period in which the award holder is restricted from selling any shares (net of shares settled for taxes).
Actual compensation expense is dependent on the performance of the PSUs that vest based upon a performance condition. We estimated the fair value of the PSUs that vest based on a market condition on the date of grant using a Monte Carlo simulation with the following assumptions: (i) expected volatility of 71.2%, (ii) risk-free interest rate of 1.6%, and (iii) no expected dividend yield.
On December 18, 2024, the Company cancelled 1,150,000 PSU awards from the 2021 Executive Awards and replaced them with the 2025 Equity Package (refer to section Fiscal Year 2024 above for details).
As of December 31, 2025 and 2024, the unamortized compensation expense for 2021 Executive Awards was $0.6 million, and $3.7 million, respectively.
The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2023	32,877,906
Added to plan	9,674,114
Granted	(9,933,957)
Cancelled/Forfeited	3,371,522
Expired	(726,110)
Balances at December 31, 2024	35,263,475
Added to plan	9,978,870
Granted	(6,651,789)
Cancelled/Forfeited	1,333,697
Expired	(214,257)
Balances at December 31, 2025	39,709,996
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
During the years ended December 31, 2025, 2024 and 2023, we recognized $9.8 million, $5.9 million and $15.5 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 1,073,929, 1,049,955 and 875,695 shares in the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, we added an additional 2,494,717, 2,418,528 and 2,239,563 shares, respectively. There were 17,993,945 and 16,573,157 shares available for issuance as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, we had $8.6 million and $5.9 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.6 years and 0.8 years, respectively.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

Years Ended December 31,
	2025	2024	2023

Risk-free interest rate	3.8% - 5.0%	4.1% - 5.6%	4.9% - 5.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—	—
Expected volatility	66.2% - 115.2%	54.1% - 78.7%	54.1% - 74.1%

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
In June 2022, November 2022, and August 2023, we sold PPA IIIa, PPA IV, and PPA V, respectively, which were accounted as our consolidated VIEs, as a result of the repowering of the Energy Server systems. The other three PPA Entities—PPA II, PPA IIIb and PPA VI—are not considered VIEs (the Third-Party PPAs).

PPA V Interest Buyout
On August 10, 2023, we acquired all of Solar TC Corp’s (“Intel”) interest in PPA V, as set forth in the Purchase and Sale Agreement (the “2023 PPA V Buyout”). The aggregate purchase price of the transaction amounted to $6.9 million. After the acquisition, PPA V became wholly owned by us.
The change in our ownership interest in PPA V was accounted for as equity transaction in accordance with ASC 810. The carrying amount of the noncontrolling interest was eliminated to reflect the change in our ownership interest in PPA V, and the difference between the fair value of the consideration paid and the carrying amount of the noncontrolling interest immediately prior to the 2023 PPA V Buyout on August 10, 2023, of $11.5 million was recognized as Additional paid-in capital in our consolidated statements of stockholders’ equity.
PPA V Repowering of the Energy Server Systems
PPA V was established in 2015 and we, through a special purpose subsidiary (the “Project Company”), had previously entered into certain agreements for the purpose of developing, financing, owning, operating, maintaining and managing a portfolio of 37.1 megawatts of the Energy Server systems.
On August 24, 2023, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with the financier. Following the 2023 PPA V Buyout and prior to signing the MIPA, we repaid all of the outstanding debt of the Project Company of $119.0 million, including accrued interest of $0.5 million, and recognized a loss on extinguishment of debt in an amount of $1.4 million, represented in its entirety by the derecognition of the related debt issuance costs.
On August 25, 2023, we sold our 100% interest in the Project Company to the financier through the MIPA. Simultaneously, we entered into an agreement with the Project Company to repower the 37.1 megawatts of the old PPA V Energy Servers by replacing them with the new PPA V Energy Servers and to provide related installation services, which were financed by the financier (the “EPC Agreement”). We also amended and restated our O&M Agreement with the Project Company to cover all the new PPA V Energy Servers and the old PPA V Energy Servers prior to their Repowering. The operations and maintenance fees under the O&M Agreement are paid on a fixed dollar per kilowatt basis.
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
The PPA V Repowering was complete in the first quarter of fiscal year 2024, and resulted in the following summarized impacts on our consolidated statements of operations for the year ended December 31, 2024: (i) service revenue recognized of $10.9 million related to the O&M Agreements, (ii) a decrease in cost of installation revenue of $0.8 million due to accrual reversal, (iii) product revenue decreased by $0.1 million due to the revenue adjustment, and (iv) immaterial amount of installation revenue recognized. There was no impact from the PPA V Repowering on our consolidated statements of operations for the year ended December 31, 2025.
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
Impacts on our consolidated statements of cash flows for the year ended December 31, 2023, are summarized as follows: net cash provided by financing activities decreased by $109.3 million due to the repayment of debt related to PPA V of $118.5 million, and acquisition of all of interest in PPA V from Intel for $6.9 million net of distributions to Intel’s noncontrolling interest of $2.3 million. There were no impacts on cash flows from financing activities for the years ended December 31, 2025 and 2024.
Assets Buyout and Repowering
In December 2024, we terminated certain of our legacy Managed Services Agreements, previously recorded as failed sale-and-leaseback transactions upon inception. At termination, we bought back the old Energy Server systems from the respective legacy financiers (the “Buyout”). Upon the Buyout, title for these Energy Server systems was transferred to a Bloom-owned SPV. The SPV was a VIE of Bloom under ASC 810, and we consolidated it in our financial statements as we were the primary beneficiary and therefore had the power to direct activities which were most significant to this entity.
Simultaneously with the Buyout, we sold our 100% interest in the SPV to the new financier. Upon the sale, the SPV is no longer a part of our consolidated financial statements. We also entered into two agreements with the New Project Company: (1) the EPC Agreement to repower its fleet of the old Energy Server systems by replacing them with the new Energy Server systems and to provide related installation services, which was financed by the new financier (the “old Energy Server systems Repowering”); and (2) the O&M Agreement for the operations and maintenance of the new Energy Server systems with fees payable on a fixed dollar per kilowatt basis. The majority of old Energy Server systems Repowering was scheduled for the first half of fiscal year 2025, with the remaining to be repowered by the end of the fiscal year 2026.
At the time of the Buyout, we assessed the old Energy Server systems for impairment. As a result, the carrying amount of the assets, recorded as property, plant and equipment on our consolidated balance sheet, was adjusted to $1.5 million, to represent the new remaining useful life. The asset impairment charge of $74.4 million, along with the amount of the Buyout of $59.4 million, net of refund received from the financier, was offset against the gain from derecognition of financing obligations related to the terminated legacy managed services agreements of $146.2 million, and the net effect of $12.4 million was recorded in Other income (expense), net on our consolidated statements of operations (see Note 9—Leases in this Annual Report on Form 10-K).
Under the EPC Agreement, Bloom has a right to repurchase the old Energy Server systems. Due to such repurchase right, we concluded there was no transfer of control of the old Energy Server systems upon sale of the SPV to the new financier. Consequently, the sale of the old Energy Server systems was recorded as a sales-type lease. Accordingly, we derecognized the old Energy Server systems with the carrying amount of $1.5 million, as determined at the time of the Buyout, resulting in the selling profit from the sales-type lease of $3.6 million, which was recorded in Other income (expense), net on our consolidated statements of operations. Instead of recording the respective lease receivable for the sales-type lease, we adjusted customer deposits received from the new financier as part of the EPC Agreement by $5.1 million. The sales-type lease had terms ending upon completion of the old Energy Server systems Repowering throughout the fiscal year 2025.

12. Related Party Transactions
SK ecoplant
On September 23, 2023, all 13,491,701 shares of the Series B RCPS (i.e., the Second Tranche Shares) were automatically converted into shares of our Class A common stock. For more information on the SK ecoplant Second Tranche Closing, see Note 17—SK ecoplant Strategic Investment in this Annual Report on Form 10-K. Consequently, SK ecoplant became a principal owner of an aggregate of 23,491,701 shares of our Class A common stock, including (i) 10,000,000 shares held with sole voting and investment power (as a result of the conversion of 10,000,000 shares of our Series A preferred stock, par value $0.0001 per share (the “Series A RCPS”) into 10,000,000 shares of our Class A common stock on November 8, 2022) and (ii) 13,491,701 shares held with shared voting and investing power with Econovation, LLC, 51.67% and 48.33% of which is owned by SK ecoplant and Blooming Green Energy Limited, respectively, as the assignee of the Second Tranche Shares. SK ecoplant became a related party as of September 23, 2023, and was entitled to nominate a member to the Board of Directors of Bloom. As of December 31, 2024, SK ecoplant’s beneficial ownership of our Class A common stock represented 10.3% of our outstanding Class A common stock.
On July 10, 2025, SK ecoplant sold 10,000,000 shares of our Class A common stock. As a result of this transaction, SK ecoplant’s ownership interest in Bloom decreased to 5.8%, as a consequence thereof, ceased to be a related party as defined in ASC 850, Related Party Disclosures (“ASC 850”). Subsequently, on August 14, 2025, and September 29, 2025, SK ecoplant sold another 2,608,000 and 3,912,000 shares of our Class A common stock, respectively. As of December 31, 2025, SK ecoplant’s ownership interest in Bloom was 2.5%.
The Fund JVs
During the year ended December 31, 2025, Bloom and Brookfield established the Fund JVs, which qualify as related parties under the guidance of ASC 850. For details, refer to Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K. For the year ended December 31, 2025, we recognized $809.8 million and $52.3 million of product and installation revenue, respectively, from sales of Energy Server systems and other products to the Fund JVs, which were transacted at arms-length and prevailing market terms. The accounts receivable due from the Fund JVs were $151.9 million as of December 31, 2025.
As discussed in Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K, we recognized equity in loss of unconsolidated affiliates of $40.4 million for the year ended December 31, 2025. Our contributions of $36.5 million to the Fund JVs were made during the year ended December 31, 2025, and our total funding commitment under the Fund JVs’ agreements and additional capital contributions which may be required in future periods as capital calls are issued in accordance with the governing agreements is $58.2 million as of December 31, 2025.
Our operations included the following related party transactions (in thousands):

	Years Ended December 31,
	2025	2024	2023

Total revenue from related parties[1]	$892,035	$338,602	$487,240
Cost of product revenue[2]	—	163	133
General and administrative expenses[3]	434	683	812
Interest expense[4]	101	203	84
Equity in loss of unconsolidated affiliates[5]	40,421	—	—
1 Includes total revenue related to (a) the Korean JV, (b) the Fund JVs and (c) SK ecoplant, which was a related party from September 23, 2023 through July 10, 2025.
2 Includes expenses billed by SK ecoplant to the Korean JV for headcount support, maintenance and other services.
3 Includes rent expenses per operating lease agreements entered between the Korean JV and SK ecoplant and miscellaneous expenses billed by SK ecoplant to the Korean JV.
4 Interest expense per two term loans entered into between the Korean JV and SK ecoplant in fiscal year 2023 (see Note 8—Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in this Annual Report on Form 10-K).
5 Represent equity in loss of the Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Annual Report on Form 10-K).

Below is the summary of outstanding related party balances as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024

Accounts receivable	$151,932	$93,510
Contract assets, current	2,967	800
Prepaid expenses and other current assets	1,247	1,215
Investments in unconsolidated affiliates	10,037	—
Operating lease right-of-use assets[1]	—	1,385
Contract assets, non-current	48,763	—
Other long-term assets	5,968	8,776
Accrued warranty	799	1,205
Accrued expenses and other current liabilities	39	3,989
Deferred revenue and customer deposits, current	6,879	8,857
Operating lease liabilities, current[1]	—	442
Deferred revenue and customer deposits, long-term	—	3,335
Operating lease liabilities, non-current[1]	—	977
Non-recourse debt, non-current[2]	—	4,057
Deferred profit in transactions with unconsolidated affiliates	13,928	—
1 Balances relate to operating leases entered between Korean JV and SK ecoplant.
2 Represents the total balance of two term loans entered into between the Korean JV and SK ecoplant in fiscal year 2023 (see Note 8—Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in this Annual Report on Form 10-K).
SK ecoplant Joint Venture
In September 2019, we entered into a joint venture agreement with SK ecoplant to establish a light-assembly facility in the Republic of Korea for (i) the procurement of local parts for our Energy Server systems, (ii) the assembly of certain portions of the Energy Server systems for the South Korean market, and (iii) sales of certain portions of our Energy Server systems for the stationary utility and commercial and industrial market in the Republic of Korea.
The joint venture is a VIE of Bloom and we consolidate it in our financial statements as we are the primary beneficiary and therefore have the power to direct activities which are most significant to the joint venture. Restricted Korea JV assets (cash, receivables, fixed assets) arise from JV purchase orders and customer contracts in the Republic of Korea and, under the JV/financing documents, are ring‑fenced and may be used only to settle JV obligations from those arrangements (trade payables, pre‑commissioning warranty, capped performance liquidated damages, and any PO‑specific performance bond). Bloom and the Korean JV are several (not joint), Bloom has no liability under Customer Agreements, and title/risk pass at delivery, so creditors generally have no recourse to Bloom beyond any capped PO‑specific undertakings.
We do not maintain keepwells, parent guarantees, or open‑ended support for the Korean JV. Any Bloom obligations are PO‑specific commercial terms. We did not provide financial support to (or on behalf of) the Korea JV during the year ended December 31, 2025.
In October 2021, we expanded our existing relationship with SK ecoplant, and amended the previous Joint Venture Agreement (the “JVA”). The restated JVA increased the scope of assembly done by the Korean JV.
In September 23, 2023, we entered into the Amended and Restated Joint Venture Agreement and the Share Purchase Agreement (together, the “Amended JV Agreements”) with SK ecoplant which allowed SK ecoplant to increase its share of the voting rights in the Korean JV to 60% and increased the scope of assembly done by the joint venture facility in the Republic of Korea to full assembly. In January 2024, in accordance with the Amended JV Agreements, SK ecoplant made a capital contribution to the Korean JV of $4.0 million.
For the years ended December 31, 2024 and 2023, we recognized related party revenue from the Korean JV of $40.2 million and $37.3 million, respectively. There was no related party revenue recognized from the Korean JV for the year ended

December 31, 2025.
As of December 31, 2024, we had outstanding accounts receivable related to the Korean JV of $2.5 million, and non-recourse debt of $4.1 million, respectively. There were no related party balances related to the Korean JV as of December 31, 2025.
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our consolidated balance sheets, after eliminations of intercompany transactions and balances, as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$25,820	$15,767
Accounts receivable	576	2,515
Inventories	33,075	15,020
Prepaid expenses and other current assets	5,688	3,361
Total current assets	65,159	36,663
Property and equipment, net	1,454	1,796
Operating lease right-of-use assets	1,134	1,663
Other long-term assets	210	40
Total assets	$67,957	$40,162
Liabilities
Current liabilities:
Accounts payable	$16,342	$7,693
Accrued expenses and other current liabilities	19,179	2,154
Operating lease liabilities	516	442
Non-recourse debt	4,153	—
Total current liabilities	40,190	10,289
Operating lease liabilities	484	977
Non-recourse debt	—	4,057
Total liabilities	$40,674	$15,323

13. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers—In order to reduce manufacturing lead-times for an adequate supply of inventories, we have agreements with our component suppliers and contract manufacturers to allow long lead-time component inventory procurement based on a rolling production forecast. We are contractually obligated to purchase long lead-time component inventory procured by certain manufacturers in accordance with our forecasts. We can generally give notice of order cancellation at least 90 days prior to the delivery date. However, we occasionally issue purchase orders to our component suppliers and third-party manufacturers that may not be cancellable. As of December 31, 2025 and 2024, we had no material open purchase orders with our component suppliers and third-party manufacturers that are expected to be realized within more than a 12-month period and are not cancellable.
Performance Guarantees—We guarantee the performance of the Energy Server systems at certain levels of output and efficiency to our customers over the contractual term. We monitor the need for any accruals arising from such guaranties, which are calculated as the difference between committed and actual power output or between natural gas consumption at warranted efficiency levels and actual consumption, multiplied by the contractual rates with the customer. Amounts payable under these guaranties are accrued in periods when the guaranties are not met and are recorded as service revenue in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, we paid $18.0 million, $21.2 million and $25.9 million for such performance guarantees, respectively.
Letters of Credit—In 2019, pursuant to the PPA II repowering of the Energy Server systems, we agreed to indemnify our financing partner for losses that may be incurred in the event of certain regulatory, legal or legislative developments and established a cash-collateralized letter of credit facility for this purpose. As of December 31, 2024, the balance of this cash-collateralized letter of credit was $9.5 million. The entire balance of the cash-collateralized letter of credit related to PPA II was released in the second quarter of the fiscal year 2025 and the balance of the funds returned to us.
In December 2024, we issued a $100.0 million letter of credit in favor of one of our major customers to guarantee the performance in accordance with the limited indemnity and cooperation agreement dated November 14, 2024, related to the supply of 100 MW of Energy Server systems. This letter of credit was released in the first quarter of the fiscal year 2025.
In addition, we have other outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as Restricted cash in our consolidated balance sheets. As of December 31, 2025 and 2024, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations other than PPA II were $26.6 million and $131.2 million, respectively.
Pledged Funds—In 2019, pursuant to the PPA IIIb repowering of the Energy Server systems, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. These funds will be released to us by the end of 2026 as long as the Energy Server systems continue to perform in compliance with our warranty obligations. In the fourth quarter of fiscal year 2025, $6.7 million of restricted cash pledged under the PPA IIIb repowering arrangement was released to us. As of December 31, 2025 and 2024, the balance of the restricted cash fund was $0.9 million and $7.4 million, respectively.
Revolving Credit Facility Letters of Credit and Assets Pledged as Collateral—Under the Revolving Credit Facility entered into on December 19, 2025, we have a $90.0 million sublimit available for the issuance of letters of credit. As of December 31, 2025, no letters of credit have been issued or drawn under the Revolving Credit Facility. Letters of credit, when issued, represent off-balance sheet commitments and may be used to support contractual, regulatory, or operational obligations. We are not currently required to maintain cash collateral for any letters of credit under the Revolving Credit Facility.
In connection with our Revolving Credit Facility, Bloom and certain subsidiaries have granted a first-priority lien on substantially all domestic assets and provided subsidiary guarantees, including a pledge of equity interests in material domestic subsidiaries and 65% of equity in certain foreign subsidiaries, to secure obligations under the Revolving Credit Facility. Additionally, material subsidiaries have provided guarantees of the Revolving Credit Facility obligations. These arrangements do not involve the transfer of financial assets but include pledged collateral and subsidiary guarantees that could have a material impact on our financial position and liquidity.
Contingencies
Indemnification Agreements—We enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. Our exposure under these agreements is unknown because it involves future claims that may be made against us but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
Investment Tax Credits—Beginning January 1, 2026, our Energy Server systems may qualify for investment tax credits under the new technology-neutral Section 48E of the Internal Revenue Code, subject to meeting applicable eligibility requirements. Qualified fuel cell property is eligible for a credit of 30% of the tax basis, without regard to greenhouse gas emission rates, provided construction begins after December 31, 2025. The ITC program includes operational criteria that extend for five years following the property’s placed-in-service date. If the energy property is disposed of or otherwise ceases to be qualified as investment credit property before the close of the five-year recapture period, a partial reduction of the incentives may occur.
Legal Matters—We are involved in various legal proceedings that arise in the ordinary course of business. We review all legal matters at least quarterly and assess whether an accrual for loss contingencies needs to be recorded. We record an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable, so the actual liability in any such matter may be materially different from our estimates. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on our consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or in future periods.
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
Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are:
•cost of product revenue,
•cost of installation revenue,
•cost of service revenue,
•cost of electricity revenue,
•research and development expenses,
•sales and marketing expenses, and;
•general and administrative expenses.

Other segment items are represented by Interest income, Interest expense, Other income (expense), net, Loss on extinguishment of debt, Debt conversion inducement expense, Loss on revaluation of embedded derivatives, and Income tax provision.
Please refer to the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, for significant segment expenses and other segment items.
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
For information on the Company’s geographic risk, please refer to Note 1—Nature of Business, Liquidity and Basis of Presentation, section Concentration of Risk in this Annual Report on Form 10-K.

15. Income Taxes
The components of loss before the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

United States	$(91,633)	$(29,969)	$(310,243)
Foreign	7,229	3,612	4,200
Total	$(84,404)	$(26,357)	$(306,043)
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023

Current:
Federal	$—	$—	$—
State	241	(13)	246
Foreign	2,387	1,182	1,640
Total current	2,628	1,169	1,886
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	108	(323)	8
Total deferred	108	(323)	8
Total provision for income taxes	$2,736	$846	$1,894

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amounts	%	Amounts	%	Amounts	%

U.S. federal statutory income tax rate	$(17,725)	21.0%	$(5,534)	21.0%	$(64,270)	21.0%
Domestic federal
Tax credits
Nontaxable or nondeductible items
Non-deductible compensation	15,113	(17.9)%	4,654	(17.7)%	6,295	(2.1)%
ISO/ESPP disqualifying dispositions	(6,544)	7.8%	(221)	0.8%	(316)	0.1%
Loss on debt borrowings	16,724	(19.8)%	5,458	(20.7)%	—	—%
Loss on SK Equity Transaction	—	—%	—	—%	11,811	(3.9)%
Other nontaxable or nondeductible items	601	(0.7)%	403	(1.5)%	654	(0.2)%
Excess tax (benefits)/deficits of stock-based compensation	(31,552)	37.4%	5,992	(22.7)%	1,828	(0.6)%
Cross-border tax laws
Global intangible low-taxed income	—	—%	428	(1.6)%	86	—%
Changes in valuation allowance	25,008	(29.6)%	(10,288)	39.0%	43,271	(14.1)%
Other
Tax on noncontrolling interest	(272)	0.3%	(425)	1.6%	1,222	(0.4)%
Domestic state and local income taxes, net of federal effect	241	(0.3)%	(13)	—%	246	(0.1)%
Foreign tax effects
India
Statutory tax rate difference between India and U.S.	182	(0.2)%	290	(1.1)%	18	—%
Prior Year return-to-provision true-up	375	(0.4)%	56	(0.2)%	239	(0.1)%
Other	14	—%	(68)	0.3%	(58)	—%
Japan
Change in valuation allowance	(407)	0.5%	(1,090)	4.1%	240	(0.1)%
Prior Year return-to-provision true-up	367	(0.4)%	1,034	(3.9)%	—	—%
Other	51	(0.1)%	188	(0.7)%	13	—%
Korea
Statutory tax rate difference between Korea and U.S.	496	(0.6)%	329	(1.2)%	243	(0.1)%
Prior Year return-to-provision true-up	(56)	0.1%	(287)	1.1%	(222)	0.1%
Other	51	(0.1)%	(25)	0.1%	26	—%
Other foreign jurisdictions	69	(0.1)%	(35)	0.1%	568	(0.2)%
Provision for income taxes/Effective tax rate	$2,736	(3.2)%	$846	(3.2)%	$1,894	(0.6)%
1 For the year ended December 31, 2025, state taxes in Massachusetts and West Virginia comprise the majority of the state and local income taxes, net of federal effect category. For the year ended December 31, 2024, state taxes in Massachusetts and New York comprise the majority of the state and local income taxes, net of federal effect category. For the year ended December 31, 2023, state taxes in Oregon and New Jersey comprise the majority of the state and local income taxes, net of federal effect category.
2 None of the remaining foreign jurisdictions for which there are foreign tax effects reconciling items meet the 5% threshold in any of the years presented. There are no additional reconciling items by nature in any of the remaining foreign jurisdictions that meet the 5% threshold in any of the years presented.
On July 4, 2025, the OBBBA was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and development costs, and revisions to the U.S. taxation of profits derived from international operations.

The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have assessed the effects of the new tax legislation, including immediate expensing of domestic research and development expenditures, and the results have been reflected in this Annual Report on Form 10-K.
For the year ended December 31, 2025, we recognized a provision for income taxes of $2.7 million on a pre-tax loss of $84.4 million, for an effective tax rate of (3.2)%. For the year ended December 31, 2024, we recognized a provision for income taxes of $0.8 million on a pre-tax loss of $26.4 million, for an effective tax rate of (3.2)%. For the year ended December 31, 2023, we recognized a provision for income taxes of $1.9 million on a pre-tax loss of $306.0 million, for an effective tax rate of (0.6)%. The effective tax rate for 2025, 2024 and 2023, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
A reconciliation of the income tax paid table by jurisdictions is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Income Taxes paid (net of refunds)
U.S. federal	$—	$—	$—
U.S. state and local
Connecticut	*	*	94
Oregon	*	*	160
New York	89	*	*
Other	90	86	67
	179	86	322
Foreign
India	906	357	380
Korea	342	825	677
Japan	*	*	*
Taiwan	173	*	*
Other	106	156	76
	1,527	1,338	1,133

Total	$1,706	$1,424	$1,455
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold

Significant components of our deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2025	2024

Tax credits and net operating loss carryforwards	$623,907	$604,681
Lease liabilities	104,672	103,313
Research and development expenditures capitalization	63,373	71,229
Accruals and reserves	61,781	29,509
Disallowed Interest expenses	26,078	27,873
Stock-based compensation	20,969	18,808
Depreciation and amortization	11,256	14,131
Investment in partnerships	11,173	—
Deferred revenue	9,963	9,603
Other items—deferred tax assets	7,098	2,544
Gross deferred tax assets	940,270	881,691
Valuation allowance	(872,631)	(816,257)
Net deferred tax assets	67,639	65,434
Right-of-use assets and leased assets	(59,835)	(60,043)
Capitalized Commission	(6,024)	(3,503)
Gross deferred tax liabilities	(65,859)	(63,546)
Net deferred tax asset	$1,780	$1,888
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
A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not more-likely-than-not to be realized. Management believes that, based on available evidence, both positive and negative, it is not more likely than not that the net U.S. deferred tax assets will be utilized. As a result, a full valuation allowance for U.S. deferred tax assets has been recorded.
The valuation allowance for deferred tax assets was $872.6 million and $816.3 million as of December 31, 2025 and 2024, respectively. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024, was an increase of $56.4 million and a decrease of $15.3 million, respectively.
At December 31, 2025, we had federal and California net operating loss carryforwards of $2.3 billion and $1.5 billion, respectively, to reduce future taxable income. The expiration of federal and California net operating loss carryforwards is summarized as follows (in billions):

	Federal	California

Expire in 2026 - 2030	$0.4	$0.3
Expire in 2031 - 2035	1.0	0.6
Expire beginning in 2035	0.2	0.5
Carryforward indefinitely	0.6	—
Total	$2.3	$1.5

At December 31, 2025, we also had other state net operating loss carryforwards of $523.5 million, that begin to expire in fiscal year 2026, and Japanese net operating loss carryforwards of $7.0 million, that will begin to expire in fiscal 2027. In addition, at December 31, 2025, we had approximately $47.9 million of federal research credit, $6.6 million of federal investment tax credit, and $21.8 million of state research credit carryforwards.
The expiration of the federal and California credit carryforwards is summarized as follows (in millions):

	Federal	California

Expire in 2026 - 2030	$6.3	$—
Expire in 2031 - 2035	11.7	—
Expire beginning in 2035	36.5	—
Carryforward indefinitely	—	21.8
Total	$54.5	$21.8
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
During the year ended December 31, 2025, the amount of uncertain tax positions increased by $6.3 million.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Unrecognized tax benefits beginning balance	$63,951	$58,157	$48,389
Gross decrease for tax positions of prior year	(326)	(145)	(152)
Gross increase for tax positions of prior year	—	—	1,307
Gross increase for tax positions of current year	6,655	5,939	8,613
Unrecognized tax benefits end balance	$70,280	$63,951	$58,157
If fully recognized in the future, there would be no impact to the effective tax rate, and $65.1 million would result in adjustments to the valuation allowance.
Interest and penalties, to the extent there are any, would be included in income tax expense. There were no material interest or penalties accrued during or for the years ended December 31, 2025 and 2024.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. All of our tax years will remain open for examination by federal and state authorities for three and four years, respectively, from the date of utilization of any net operating losses and tax credits. There are currently no pending income tax examinations in the U.S.. We currently have an Indian income tax examination in progress. Although the timing of the resolution of income tax examination is highly uncertain, we believe the final determination will not have a material impact to our financial position.
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

On August 16, 2022, the U.S. government enacted the IRA, which established a new corporate alternative minimum tax based on financial statement income adjusted for certain items. The new minimum tax is effective for tax years beginning after December 31, 2022. The enactment of the IRA did not have a material impact on our tax expense for the years ended December 31, 2025 and 2024.
The OBBBA extended key provisions of the 2017 Tax Act and modified various federal clean energy tax provisions of the IRA. Under the OBBBA, fuel cell property is eligible for a 30% ITC for projects beginning construction after December 31, 2025 under Section 48E. We also retain the 30% ITC and additional 10% bonus credits for domestic content and energy communities for qualified fuel cell projects that properly utilize safe harbor equipment purchased in 2024, provided such equipment is placed in service by December 31, 2028. The OBBBA reinstituted accelerated depreciation for property purchased and placed in service after January 19, 2025, including fuel cell property that begins construction after December 31, 2026. The OBBBA also introduced “Foreign Entity of Concern” restrictions for Section 48E credits and restored expensing of domestic research expenditures for years beginning after December 31, 2024. The addition of the 30% ITC for fuel cell projects beginning construction after December 31, 2025 is expected to have a favorable impact on the continued adoption of our Energy Server systems and financial results.
The accumulated undistributed foreign earnings of the Company as of December 31, 2025, have been subject to either the deemed one-time mandatory repatriation under the Tax Act or the current year income inclusion under GILTI regime for U.S. tax purposes. If we were to make actual distributions of some or all of these earnings, including earnings accumulated after December 31, 2017, we would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. We have not accrued for these potential U.S. state income tax and foreign withholding taxes because we intend to indefinitely reinvest our foreign earnings in our international operations.

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
The following table sets forth the computation of our net loss per share available to common stockholders, basic and diluted (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023

Numerator:
Net loss available to common stockholders	$(88,434)	$(29,227)	$(302,116)
Denominator:
Weighted average shares of common stock, basic and diluted	240,402	227,365	212,681
Net loss per share available to common stockholders, basic and diluted	$(0.37)	$(0.13)	$(1.42)

The following common stock equivalents were excluded from the computation of our net loss per share available to common stockholders, diluted, for the years presented as their inclusion would have been antidilutive (in thousands):

	Years Ended December 31,
	2025	2024	2023

Convertible notes	53,174	55,020	35,327
Redeemable convertible preferred stock	—	—	9,795
Stock options and awards	16,199	6,325	4,011
	69,373	61,345	49,133

17. SK ecoplant Strategic Investment
In October 2021, we expanded our existing relationship with SK ecoplant. As part of this arrangement, we amended the previous Preferred Distribution Agreement (the “Restated PDA”) with SK ecoplant. The Restated PDA establishes SK ecoplant’s purchase commitments for our Energy Server systems for the three-year period on a take-or-pay basis as well as the basis for determining the prices at which the Energy Server systems and related components will be sold. In October 2021, we also entered into a new Commercial Cooperation Agreement (the “CCA”) regarding initiatives pertaining to the hydrogen market and general market expansion for our products.
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
In addition to the Initial Investment, the SPA provided SK ecoplant with an option to acquire a variable number of shares of Class A common stock (the “Option”). According to the SPA, SK ecoplant was entitled to exercise the Option through August 31, 2023, and the transaction must have been completed by November 30, 2023. We concluded that the Option was a freestanding financial instrument and was separately recorded at fair value on the date the SPA was executed.
On August 10, 2022, pursuant to the SPA, SK ecoplant notified us of its intent to exercise its option to purchase additional shares of our Class A common stock, pursuant to a Second Tranche Exercise Notice (as defined in the SPA) electing to purchase 13,491,701 shares at a purchase price of $23.05 per share. Upon the receipt of the notice from SK ecoplant the Option met the criteria of equity award and was classified as a forward contract in Additional paid-in capital.
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
The Amended SPA triggered the modification of the equity-classified forward contract on Class A common stock, which resulted in the derecognition of the pre-modified fair value of the forward contract given to SK ecoplant of $76.2 million. We valued the forward contract as the difference between our Class A common stock trading price adjusted by a discount for lack of marketability (“DLOM”) as of the date of Amended SPA (the “Valuation Date”) and the present value of the strike price, with further reduction associated with the expected outcome of the Second Tranche Closing. The derecognition of the pre-modified fair value was recorded in Additional paid-in capital in our consolidated balance sheets as of December 31, 2025 and 2024.
The Series B RCPS was accounted for as a stock award with liability and equity components. The liability component of the Series B RCPS was recognized at the redemption value of $311.0 million, less issuance costs of $0.5 million, and was recorded in current liabilities in our consolidated balance sheets as of March 31, 2023. The equity component of the Series B RCPS (the “Conversion Option”) was valued as a European-type call option under the guidance of ASC 718 by applying the Black-Scholes valuation model using inputs of the strike price, maturity, risk-free rate, and volatility. In addition, DLOM was applied to the Class A common stock price. The Conversion Option was recognized at its fair value of $16.1 million on March 20, 2023, and recorded in Additional paid-in capital in our consolidated balance sheets as of December 31, 2025 and 2024.
On March 20, 2023, in connection with the Amended SPA we also entered into a Shareholders’ Loan Agreement with SK ecoplant (the “Loan Agreement”), pursuant to which we had the option to draw on a loan from SK ecoplant with a maximum principal amount of $311.0 million, a maturity of five years and an interest rate of 4.6%, should SK ecoplant have sent a redemption notice to us under the Amended SPA (i.e., loan commitment asset). We concluded that the loan commitment was a freestanding financial instrument as of the Valuation Date, as such its fair value was based on the difference between the present value of cash flows associated with a loan with a market-participant based interest rate (i.e., the rate for which the value of the hypothetical loan agreement equals the face value of the Loan Agreement) and the cash flows associated with the loan committed to by SK ecoplant, and applied a redemption probability to the difference. The Series B RCPS redemption probability was obtained from a lattice model used to value the Series B preferred stock. As of September 23, 2023, the loan commitment asset from SK ecoplant was derecognized as a result of automatic conversion of all shares of the Series B RCPS into shares of our Class A common stock.
The Amended SPA and the Loan Agreement provided us with cash proceeds of $311.0 million and a loan commitment asset of $52.8 million from SK ecoplant for total consideration of $363.8 million. In return, SK ecoplant received consideration of $403.3 million, consisting of the release from the obligation to close on the original transaction fair valued at $76.2 million, the obligation from us to issue the Series B RCPS at redemption value of $311.0 million, and the option to convert the Series B RCPS to Class A common stock, which had an estimated fair value of $16.1 million. The excess consideration provided by us amounted to $39.5 million, which resulted in a reduction of our deferred revenue and customer deposits by $24.6 million related to the Initial Investment, as of March 31, 2023. The net excess consideration of $14.9 million was recognized as $8.2 million in Prepaid expenses and other current assets and $6.7 million was classified as Other long-term assets in our consolidated balance sheets as of March 31, 2023. The deferred expense is recognized as contra-revenue based on the remaining purchase commitments under the Second Amended Restated PDA. During the years ended December 31, 2025 and 2024, the deferred expense recognized as contra-revenue was $0.3 million and $4.9 million, respectively. As a result, as of December 31, 2025 and 2024, we recognized the net excess consideration of $9.7 million and $10.0 million, of which $1.6 million and $1.2 million were classified as Prepaid expenses and other current assets and $8.1 million and $8.8 million was classified as Other long-term assets, in our consolidated balance sheets, respectively.
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
Upon conversion of all Series B RCPS into shares of our Class A common stock, SK ecoplant became a related party. However, on July 10, 2025, when SK ecoplant sold 10,000,000 shares of our Class A common stock issued by us as a result of the Initial Investment, SK ecoplant’s ownership interest in Bloom decreased to 5.8%, and, accordingly, effective as of that date, SK ecoplant was no longer a related party. For additional information, please see Note 12—Related Party Transactions in this Annual Report on Form 10-K.

18. Subsequent Events
There have been no material subsequent events that occurred during the period subsequent to the date of these consolidated financial statements that would require adjustment to our disclosure in the consolidated financial statements as presented.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A—CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.
Inherent Limitations on Effectiveness of Internal Controls
Our management, including the Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of fiscal year 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of the end of fiscal year 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

ITEM 9B—OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K, except as follows:
On November 26, 2025, Aman Joshi, our Chief Commercial Officer, terminated a Rule 10b5-1 trading arrangement which was adopted on August 27, 2025, with an expiration date of August 31, 2026 (or such earlier date upon which all transactions contemplated thereunder were completed) for the sale of up to 113,662 shares of common stock of the Company, subject to certain conditions. Afterward, on November 26, 2025, Mr. Joshi adopted a Rule 10b5-1 trading arrangement with an expiration date of November 28, 2027 (or such earlier date upon which all transactions are completed), for the sale of up to 158,806 shares of common stock of the Company, subject to certain conditions.
On November 26, 2025, Shawn Soderberg, our Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement with an expiration date of February 26, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed) for the (1) potential exercise of vested stock options and the associated sale of up to 20,000 shares of common stock of the Company and (2) sale of up to 185,000 shares of common stock of the Company, in each case, subject to certain conditions.
On November 26, 2025, KR Sridhar, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement which was adopted on November 30, 2024, with an expiration date of August 31, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed) for the sale of up to 375,000 shares of common stock of the Company, subject to certain conditions.
On November 28, 2025, Satish Chitoori, our Chief Operations Officer, adopted a Rule 10b5-1 trading arrangement with an expiration date of November 30, 2026 (or such earlier date upon which all transactions contemplated thereunder are completed) for the sale of up to 70,396 shares of common stock of the Company, subject to certain conditions.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 (the “2026 Proxy Statement”).

ITEM 11—EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

Part IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

See the following Index to Exhibits.

Index to Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3	Certificate of Amendment to the Certificate of Designation of Series B Redeemable Convertible Preferred Stock	8-K	001-38598	3.1	4/18/2023
3.4	Certificate of Withdrawal of Certificate of Designation of Series A Redeemable Convertible Preferred Stock	10-Q	001-38598	3.3	5/9/2023
3.5	Certificate of Retirement for Class B Common Stock	10-Q	001-38598	3.2	11/8/2023
3.6	Certificate of Elimination of Certificate of Designations of Series B Convertible Preferred Stock	10-Q	001-38598	3.3	11/8/2023
3.7	Amended and Restated Bylaws, as effective August 7, 2024	10-Q	001-38598	3.7	8/8/2024
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-225571	4.1	7/9/2018
4.2	Description of Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended				Filed herewith
4.3	Indenture, dated as of May 16, 2023, between Bloom Energy Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-38598	4.1	5/16/2023
4.4	Form of certificate representing the 3.00% Green Convertible Senior Notes due 2028 (included as Exhibit A the preceding exhibit)	8-K	001-38598	4.1	5/16/2023
4.5	Indenture, dated as of May 29, 2024, between Bloom Energy Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-38598	4.1	5/29/2024

4.6		Form of certificate representing the 3.00% Green Convertible Senior Notes due 2029 (included as Exhibit A to the preceding exhibit)	8-K	001-38598	4.1	5/29/2024
4.7		Irrevocable Proxy of SK ecoplant Co., LTD.	10-K	001-38598	4.7	2/27/2025
4.8		Indenture, dated as of November 4, 2025, between Bloom Energy Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	001-38598	4.1	11/4/2025
4.9		Form of certificate representing the 0% Convertible Senior Notes due 2030 (included as Exhibit A to the preceding exhibit)	8-K	001-38598	4.1	11/4/2025
10.1	^	2012 Equity Incentive Plan and form of agreements used thereunder	S-1	333-225571	10.3	6/12/2018
10.2	^	2018 Equity Incentive Plan and form of agreements used thereunder	S-1/A	333-225571	10.4	7/9/2018
10.3	^	Amended and Restated 2018 Employee Stock Purchase Plan	8-K	001-38598	10.1	5/16/2022
10.4	^	Form of Performance-Based Stock Unit Agreement under 2018 Equity Incentive Plan	10-K	001-38598	10.46	2/25/2022
10.5	^	Form of Performance Stock Option Agreement under 2018 Equity Incentive Plan	10-Q	001-38598	10.3	5/9/2024
10.6		Ground Lease, dated as of March 2012, by and between the Company and 1743 Holdings, LLC	S-1	333-225571	10.8	6/12/2018
10.7		Net Lease Agreement, dated as of April 4, 2018, by and between the Company and 237 North First Street Holdings, LLC	S-1	333-225571	10.29	6/12/2018
10.8		First Amendment to Net Lease Agreement, dated as of April 18, 2018, by and between the Company and 237 North First Street Holdings, LLC				Filed herewith
10.9		Second Amendment to Net Lease Agreement, dated as of June 24, 2019, by and between the Company and 237 North First Street Holdings, LLC				Filed herewith
10.10		Third Amendment to Net Lease Agreement, dated as of June 6, 2021, by and between the Company and SPUS9 237 at First Street, LP	10-Q	001-38598	10.2	8/6/2021
10.11		Fourth Amendment to Net Lease Agreement, dated as of October 20, 2021, by and between the Company and SPUS9 237 at First Street, LP				Filed herewith
10.12		Lease Agreement between Pacific Commons Owner, LP, and Bloom Energy Corporation entered into as of March 13, 2021	10-Q	001-38598	10.1	5/6/2021
10.13	*	Amended and Restated Preferred Distributor Agreement, dated October 23, 2021, by and among the Company, Bloom SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.	10-Q	001-38598	10.2	11/5/2021
10.14		First Amendment to the Amended and Restated Preferred Distributor Agreement, dated September 29, 2023, among the Company, SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	12/22/2023
10.15	*	Second Amendment to the Amended and Restated Preferred Distributor Agreement, dated December 21, 2023, among the Company, SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.	8-K	001-38598	10.2	12/22/2023
10.16		Third Amendment to the Amended and Restated Preferred Distribution Agreement, dated March 27, 2024, among the Company, SK Fuel Cell, LLC, and SK ecoplant Co., Ltd.	10-Q	001-38598	10.1	5/9/2024

10.17		Securities Purchase Agreement, dated October 23, 2021, by and between the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	10/25/2021
10.18		Investor Agreement, dated December 29, 2021, by and between the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	12/30/2021
10.19		Amendments to Securities Purchase Agreement and Investor Agreement, dated March 20, 2023, between the Company and SK ecoplant Co., Ltd.	8-K	001-38598	10.1	3/23/2023
10.20	*	Preferred Distributor Agreement by and between the Company and SK D&D Co., Ltd dated January 30, 2019	10-K	001-38598	10.44	2/26/2021
10.21	*	Amended and Restated Joint Venture Agreement, dated September 15, 2023, by and between the Company and SK ecoplant Co., Ltd.				Filed herewith
10.22	*	Master Supply Agreement, dated December 24, 2021, by and between the Company and SK E&C BETEK Corporation	10-K	001-38598	10.51	2/25/2022
10.23	^	Form of Indemnification Agreement	10-Q	001-38598	10.1	9/7/2018
10.24	^	Bloom Energy Corporation 2021 Deferred Compensation Plan	10-K	001-38598	10.26	2/26/2021
10.25	^	Form of Employment, Change in Control and Severance Agreement	10-Q	001-38598	10.5	8/6/2021
10.26		Form of Confirmation of Call Option Transaction, between Bloom Energy Corporation and each Option Counterparty	8-K	001-38598	10.1	5/16/2023
10.27	^	Offer Letter between the Company and Aman Joshi, dated January 5, 2024	8-K	001-38598	10.1	1/9/2024
10.28		Credit Agreement, dated as of December 19, 2025, among the Company, as the Parent Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and L/C Issuer, and the lenders party thereto	8-K	001-38598	10.1	12/23/2025
19.1		Insider Trading Policies and Procedures	10-K	001-38598	19.1	2/27/2025
21.1		List of Subsidiaries				Filed herewith
23.2		Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP				Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.1	**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
97		Policy on Recoupment and Forfeiture of Incentive Compensation Following a Restatement (Officers)	10-K	001-38598	97	2/27/2025
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Certain identified information has been omitted by means of marking such information with asterisks in reliance on Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.
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

ITEM 16—FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	February 9, 2026	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	February 9, 2026	By:	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Acting Principal Financial Officer and also Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints KR Sridhar and Maciej Kurzymski, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 9, 2026	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	February 9, 2026	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Acting Principal Financial Officer and also Principal Accounting Officer)

Date:	February 9, 2026	/s/ Michael Boskin
Michael Boskin
Director

Date:	February 9, 2026	/s/ Barbara Burger
Barbara Burger
Director

Date:	February 9, 2026	/s/ Mary K. Bush
Mary K. Bush
Director

Date:	February 9, 2026	/s/ John T. Chambers
John T. Chambers
Director

Date:	February 9, 2026	/s/ Jeffrey Immelt
Jeffrey Immelt
Director

Date:	February 9, 2026	/s/ Gary Pinkus
Gary Pinkus
Director

Date:	February 9, 2026	/s/ Jim Hagemann Snabe
Jim Hagemann Snabe
Director

Date:	February 9, 2026	/s/ Cynthia J. Warner
Cynthia J. Warner
Director

Date:	February 9, 2026	/s/ Eddy Zervigon
Eddy Zervigon
Director