Form 10-Q
period 2026-03-31
Bloom Energy Corp
filed 2026-04-29
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
_______________________________________________________________________________________________________________________
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of April 24, 2026 was as follows:
Class A Common Stock, $0.0001 par value, 284,443,868 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2026

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Bloom Energy,” “Bloom” and the “Company” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents[1]	$2,491,433	$2,454,108
Restricted cash	1,251	1,973
Accounts receivable, less allowance for credit losses of $460 as of March 31, 2026 and December 31, 2025, respectively[1,2]	359,406	371,796
Contract assets[3]	242,595	178,928
Inventories[1]	732,528	643,306
Deferred cost of revenue	23,363	30,651
Prepaid expenses and other current assets[1,4]	103,960	49,805
Total current assets	3,954,536	3,730,567
Property, plant and equipment, net[1]	401,088	398,507
Investments in unconsolidated affiliates[10]	23,261	10,037
Operating lease right-of-use assets[1]	109,395	108,541
Restricted cash	25,600	25,499
Contract assets[5]	63,281	62,258
Deferred cost of revenue	4,269	4,099
Other long-term assets[1,6]	83,299	57,203
Total assets	$4,664,729	$4,396,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$241,649	$203,129
Accrued warranty[7]	38,365	20,013
Accrued expenses and other current liabilities[1,8]	223,653	222,254
Deferred revenue and customer deposits[9]	194,094	100,975
Operating lease liabilities[1]	21,933	22,000
Financing obligations	63,151	51,308
Non-recourse debt[1]	3,959	4,153
Total current liabilities	786,804	623,832
Deferred revenue and customer deposits	39,260	42,840
Operating lease liabilities[1]	107,216	106,935
Financing obligations	152,834	192,460
Recourse debt	2,598,676	2,613,726
Deferred profit in transactions with unconsolidated affiliates[11]	22,774	13,928
Other long-term liabilities	9,157	10,027
Total liabilities	$3,716,721	$3,603,748
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: 0.0001 par value; Class A shares—600,000,000 shares authorized, and 284,207,963 shares and 280,045,459 shares issued and outstanding, and Class B shares—470,092,742 shares authorized, and no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	28	28
Additional paid-in capital	4,835,729	4,755,965
Accumulated other comprehensive income (loss)	2,967	(369)
Accumulated deficit	(3,917,255)	(3,986,983)
Total stockholders’ equity attributable to common stockholders	921,469	768,641
Noncontrolling interest	26,539	24,322
Total stockholders’ equity	$948,008	$792,963
Total liabilities and stockholders’ equity	$4,664,729	$4,396,711

1 We have a variable interest entity related to a joint venture in the Republic of Korea (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $0.6 million and $151.9 million as of March 31, 2026, and December 31, 2025, respectively.
3 Including amounts from related parties of $74.1 million and $3.0 million as of March 31, 2026, and December 31, 2025, respectively.
4 Including amounts from related parties of $1.5 million and $1.2 million as of March 31, 2026, and December 31, 2025, respectively.
5 Including amounts from related parties of $48.0 million and $48.8 million as of March 31, 2026, and December 31, 2025, respectively.
6 Including amounts from related parties of $6.7 million and $6.0 million as of March 31, 2026, and December 31, 2025, respectively.
7 Including amounts from related parties of $4.1 million and $0.8 million as of March 31, 2026, and December 31, 2025, respectively.
8 Including amounts from related parties of $1.7 million as of March 31, 2026. Related party balance as of December 31, 2025, was inconsequential.
9 Including amounts from related parties of $8.1 million and $6.9 million as of March 31, 2026, and December 31, 2025, respectively.
10 Represent related party investments in Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
11 Represent the excess of unrealized profit from sales to the Fund JVs over the carrying value of the related equity‑method investments (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue:
Product	$653,348	$211,869
Installation	25,931	33,651
Service	61,879	53,548
Electricity	9,896	26,953
Total revenue[1]	751,054	326,021
Cost of revenue:
Product	429,232	139,573
Installation	35,080	33,315
Service	53,664	52,858
Electricity	7,534	11,568
Total cost of revenue	525,510	237,314
Gross profit	225,544	88,707
Operating expenses:
Research and development	56,849	40,612
Sales and marketing	38,439	22,265
General and administrative[2]	58,066	44,900
Total operating expenses	153,354	107,777
Income (loss) from operations	72,190	(19,070)
Interest income	20,601	8,553
Interest expense[3]	(8,604)	(14,411)
Equity in loss of unconsolidated affiliates[4]	(17,002)	—
Other income, net	6,197	2,048
Gain (loss) on revaluation of embedded derivatives	754	(103)
Income (loss) before income taxes	74,136	(22,983)
Income tax provision	445	431
Net income (loss)	73,691	(23,414)
Less: Net income attributable to noncontrolling interest	3,038	400
Net income (loss) attributable to common stockholders	$70,653	$(23,814)
Net earnings (loss) per share available to common stockholders:
Basic	$0.25	$(0.10)
Diluted	$0.23	$(0.10)
Weighted average shares used to compute net earnings (loss) per share available to common stockholders:
Basic	281,719	230,210
Diluted	319,708	230,210

1 Including related party revenue of $373.3 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively.
2 Including related party general and administrative expenses of $0.2 million for the three months ended March 31, 2025. There were no related party general and administrative expenses for the three months ended March 31, 2026.
3 Including related party interest expense of $0.1 million for the three months ended March 31, 2025. There were no related party interest expense for the three months ended March 31, 2026.
4 Represent related party equity in loss of the Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net income (loss)	$73,691	$(23,414)
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	2,492	362
Other comprehensive income, net of taxes	2,492	362
Comprehensive income (loss)	76,183	(23,052)
Less: Comprehensive income attributable to noncontrolling interest	2,217	439
Comprehensive income (loss) attributable to common stockholders	$73,966	$(23,491)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	280,045,459	$28	$4,755,965	$(369)	$(3,986,983)	$768,641	$24,322	$792,963
Issuance of restricted stock awards	2,158,577	—	—	—	—	—	—	—
ESPP purchase	644,651	—	8,073	—	—	8,073	—	8,073
Exercise of stock options	382,284	—	7,762	—	—	7,762	—	7,762
Stock-based compensation	—	—	48,856	—	—	48,856	—	48,856
Accrued dividend	—	—	—	—	(994)	(994)	—	(994)
Legal reserve	—	—	—	—	92	92	—	92
Conversion of the the 3.0% Green Notes due June 2028 to common stock (Note 8)	976,992	—	18,163	—	—	18,163	—	18,163
Share-based consideration payable to customer’s customer (Note 3)	—	—	(3,090)	—	—	(3,090)	—	(3,090)
Foreign currency translation adjustment	—	—	—	3,336	(23)	3,313	(821)	2,492
Net income	—	—	—	—	70,653	70,653	3,038	73,691
Balances at March 31, 2026	284,207,963	$28	$4,835,729	$2,967	$(3,917,255)	$921,469	$26,539	$948,008

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216
Issuance of restricted stock awards	2,044,407	—	—	—	—	—	—	—
ESPP purchase	630,607	—	6,417	—	—	6,417	—	6,417
Exercise of stock options	151,958	—	1,234	—	—	1,234	—	1,234
Stock-based compensation	—	—	32,571	—	—	32,571	—	32,571
Accrued dividend	—	—	—	—	(1,024)	(1,024)	—	(1,024)
Legal reserve	—	—	—	—	93	93	—	93
Foreign currency translation adjustment	—	—	—	323	—	323	39	362
Net (loss) income	—	—	—	—	(23,814)	(23,814)	400	(23,414)
Balances at March 31, 2025	231,969,446	$23	$4,502,881	$(2,270)	$(3,922,363)	$578,271	$23,184	$601,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$73,691	$(23,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,279	11,986
Non-cash lease expense	8,002	8,068
Equity in loss of unconsolidated affiliates, net of distributions	17,002	—
Distributions received from unconsolidated affiliates[9]	138	—
Loss on disposal of property, plant and equipment	115	102
Revaluation of derivative contracts	(754)	103
Stock-based compensation expense	48,215	30,054
Amortization of debt issuance costs	3,426	1,859
Net gain on failed sale-and-leaseback transactions	(9,405)	(767)
Share-based consideration payable to customer’s customer (Note 3)[10]	(3,090)	—
Unrealized foreign currency exchange loss (gain)	2,827	(2,208)
Other	(281)	(26)
Changes in operating assets and liabilities:
Accounts receivable[1]	11,782	2,257
Contract assets[2]	(64,690)	1,543
Inventories	(88,584)	(65,575)
Deferred cost of revenue	7,122	(4,501)
Prepaid expenses and other current assets[3]	(54,155)	(5,102)
Other long-term assets[4]	(25,993)	2,256
Operating lease right-of-use assets and operating lease liabilities	(8,526)	(8,335)
Financing lease liabilities	89	451
Accounts payable	36,962	52,564
Accrued warranty[5]	18,352	(6,276)
Accrued expenses and other current liabilities[6]	(1,367)	(34,881)
Deferred revenue and customer deposits[7]	89,539	(70,802)
Deferred profit with equity method investees and other long-term liabilities	(86)	(38)
Net cash provided by (used in) operating activities	73,610	(110,682)
Cash flows from investing activities:
Purchase of property, plant and equipment	(26,182)	(14,259)
Proceeds from sale of property, plant and equipment	91	43
Investments in unconsolidated affiliates[8]	(19,848)	—
Net cash used in investing activities	(45,939)	(14,216)
Cash flows from financing activities:
Payment of debt issuance costs	(806)	—
Repayment of financing obligations	(7,972)	(2,671)
Proceeds from issuance of common stock	15,835	7,651
Other	—	150
Net cash provided by financing activities	7,057	5,130
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	1,976	155
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,704	(119,613)
Cash, cash equivalents, and restricted cash:
Beginning of period	2,481,580	950,971
End of period	$2,518,284	$831,358

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,145	$5,460
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,526	8,254
Operating cash flows from finance leases	116	81
Cash paid during the period for income taxes	618	384
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$4,384	$1,923
Derecognition of financing obligations	20,183	—
Recognition of operating lease right-of-use asset during the year-to-date period	5,800	142
Recognition of finance lease right-of-use asset during the year-to-date period	201	451
Unfunded investment commitment (Note 11)[11]	1,438	—
Conversion of the 3.0% Green Notes due June 2028 to common stock (Note 8)	18,163	—
Accrual for dividend	994	1,024

1 Including changes in related party balances of $151.3 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively.
2 Including changes in related party balances of $70.4 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
3 Including changes in related party balances of $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
4 Including changes in related party balances of $0.7 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
5 Including changes in related party balances of $3.3 million for the three months ended March 31, 2026. There were no changes in related party balances for the three months ended March 31, 2025.
6 Including changes in related party balances of $1.7 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.
7 Including changes in related party balances of $1.2 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.
8 Represent related party investments in unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
9 Represent related party distributions received from unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
10 Represent related party adjustment to non-cash consideration payable to customer’s customer (see Note 3—Revenue Recognition in this Quarterly Report on Form 10-Q).
11 Represents related party unfunded investment commitment pertaining to unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.

1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
For information on the nature of our business, see Part II, Item 8, Note 1—Nature of Business, Liquidity and Basis of Presentation, section Nature of Business in our 2025 Form 10-K.
Liquidity
Although we have historically incurred operating losses and negative operating cash flows, we generated $73.6 million of positive operating cash flow and $72.2 million of operating income for the three months ended March 31, 2026. With the series of new convertible debt offerings, debt extinguishments, debt exchanges, and conversions of convertible debt to equity completed since 2021, as of March 31, 2026, we had $2,598.7 million and $4.0 million of total outstanding recourse and non-recourse debt, respectively, $4.0 million and $2,598.7 million of which was classified as short-term debt and long-term debt, respectively. As of December 31, 2025, we had $2,613.7 million and $4.2 million of total outstanding recourse and non-recourse debt, respectively, $4.2 million and $2,613.7 million of which was classified as short-term debt and long-term debt, respectively.
For information regarding our recent issuances of convertible debt, related exchange and extinguishment transactions, and our entry into a senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”), refer to Part II, Item 8, Note 1—Nature of Business, Liquidity and Basis of Presentation, section Liquidity in our 2025 Form 10-K.
Our future capital requirements depend on many factors, including the market acceptance of our products, our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional working capital, the expansion of sales and marketing activities both in domestic and international markets, our ability to secure financing for customer use of our products, the timing of installations, inventory buildup and increase in factory capacity in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing on favorable terms or at all in future quarters may affect our financial position and results of operations, including our revenues and cash flows.
In the opinion of management, the combination of our cash and cash equivalents and cash flow to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months from the date of the issuance of this Quarterly Report on Form 10-Q.
The One Big Beautiful Bill Act
For information on the One Big Beautiful Bill Act (the “OBBBA”) signed into law on July 4, 2025, and its impact on our business, see Part II, Item 8, Note 1—Nature of Business, Liquidity and Basis of Presentation, section The One Big Beautiful Bill Act in our 2025 Form 10-K.
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
Principles of Consolidation
For information on the principles of consolidation, see Part II, Item 8, Note 1—Nature of Business, Liquidity and Basis of Presentation, section Principles of Consolidation in our 2025 Form 10-K.
Use of Estimates
For information on the use of accounting estimates, see Part II, Item 8, Note 1—Nature of Business, Liquidity and Basis of Presentation, section Use of Estimates in our 2025 Form 10-K.
Concentration of Risk
Geographic Risk—The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Server systems to other countries, primarily, the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”), and several European countries, namely Germany, UK and Italy. For the three months ended March 31, 2026 and 2025, revenue in the U.S. was 91% and 56%, respectively, of our total revenue.
Credit Risk—As of March 31, 2026, one customer* accounted for approximately 30% of accounts receivable. As of December 31, 2025, three customers, the first of which was our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 41%, 17%, and 15% of accounts receivable. To date, we have not experienced any material credit losses from these customers.
Customer Risk—During the three months ended March 31, 2026, revenue from two customers*, the first of which is our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 50% and 12% of our total revenue. During the three months ended March 31, 2025, two customers represented approximately 37% and 29% of our total revenue.
*Definition of “customer.” For purposes of the concentration of risk disclosure, “customer” refers to the contractual counterparty to which we sell our products and fulfil installation obligations, which in certain transactions may be a project‑finance affiliate rather than the ultimate end user of the products. See Note 7—Investments in Unconsolidated Affiliates for additional information regarding the Brookfield‑affiliated financing framework structure.

2. Summary of Significant Accounting Policies
Refer to the accounting policies described in Part II, Item 8, Note 2—Summary of Significant Accounting Policies in our 2025 Form 10-K.
Equity Method Accounting for Investments in Unconsolidated Affiliates
The distribution rights and priorities set forth in the LLC agreements governing the unconsolidated affiliates differ from Bloom’s underlying percentage ownership interests in those entities. Accordingly, we allocate income or loss from the unconsolidated affiliates using the hypothetical liquidation at book value (“HLBV”) method, which is an acceptable application of the equity method of accounting under ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”) when contractual cash distribution provisions differ from stated ownership percentages.
Due to the timing of receipt of the unconsolidated affiliates’ financial information, we apply the equity method on a one-quarter reporting lag. Bloom monitors the unconsolidated affiliates for material intervening events during the lag period, and any such events are evaluated and, if necessary, disclosed or reflected in the current reporting period. Management believes that the use of this reporting lag is reasonable and does not materially affect our condensed consolidated results of operations.
Under the HLBV method, at each reporting date, we calculate the amount we would receive if each unconsolidated affiliate were to liquidate all of its assets at their U.S. GAAP book values and distribute the resulting proceeds to creditors and members in accordance with the liquidation priorities set forth in the governing LLC agreement. Our share of income or loss from each unconsolidated affiliate for the period equals the change in our calculated liquidation claim between the beginning and end of the reporting period, adjusted for capital contributions and distributions during the period. The resulting equity method income or loss is presented as a single line item, Equity in earnings (loss) of unconsolidated affiliates, in our condensed consolidated statements of operations.
Key inputs to the HLBV calculation include each unconsolidated affiliates’ U.S. GAAP net income or loss, taxable income or loss, book and tax depreciation, Section 704(b) capital account balances, capital contributions and distributions, transferable investment tax credits, and target returns and liquidation priorities specified in the governing LLC agreements. Changes in any of these inputs could have a significant impact on the amount we would be entitled to receive upon a hypothetical liquidation and, consequently, on our equity in earnings or loss from the unconsolidated affiliates.
Distributions Received From Unconsolidated Affiliates
We use the “cumulative earnings” approach to classify distributions received from unconsolidated affiliates in our condensed consolidated statements of cash flows. Under this method, distributions received from unconsolidated affiliates are included in our condensed consolidated statements of cash flows as operating activities, unless cumulative distributions exceed our share of cumulative equity in the investee’s net earnings. In such cases, the excess distributions are considered returns of investment and are classified as investing activities.
For a complete discussion of our accounting policies, refer to Part II, Item 8, Note 2—Summary of Significant Accounting Policies in our 2025 Form 10-K.
Recently Issued Accounting Pronouncements
Accounting Guidance Not Yet Adopted
Refer to the accounting guidance not yet adopted described in Part II, Item 8, Note 2—Summary of Significant Accounting Policies, section Accounting Guidance Not Yet Adopted in our 2025 Form 10-K. Based on the Company’s continued evaluation, we do not expect a material impact from new accounting guidance not yet adopted to our condensed consolidated financial statements.
Recently Released Accounting Standards Adopted by the Company
In December 2025, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This update provides authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities, an area previously lacking in U.S. GAAP. The amendments define government grants, establish recognition criteria, and require disclosures about the nature of grants, accounting policies applied, and significant terms and conditions. The amendments are effective for public business entities for annual periods beginning after December 15, 2028, with early adoption permitted. We elected to early adopt this standard as of January 1, 2026 (the beginning of our 2026 annual reporting period), using the modified prospective basis. We made an accounting policy election to account for nonrefundable, transferable tax credits related to assets as a government grant and present the credit separately as deferred income. The deferred income is amortized into Other Income, net over the useful life of the asset generating such credits. Consistent with this election, we account for the transferable tax credits generated from our investments in unconsolidated affiliates as part of our overall equity method pickup consistent with all other items of income or loss reported in the unconsolidated affiliates’ financial statements. To the extent that the accounting policy for transferable tax credits is different from the unconsolidated affiliates, we will recast the unconsolidated affiliates’ financial statements when calculating our equity method income or loss. There were no material impacts to our reported financial position, results of operations, or cash flows resulting from the adoption of this new accounting pronouncement. This standard has no impact on any prior periods presented in our condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This update introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under the practical expedient, when developing reasonable and supportable forecasts as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025‑05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods. We adopted ASU 2025‑05 in the first quarter of 2026. There were no material impacts to our reported financial position, results of operations, or cash flows resulting from the adoption of this new accounting pronouncement.

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	March 31,	December 31,
	2026	2025

Accounts receivable	$359,406	$371,796
Contract assets	305,876	241,186
Customer deposits	151,100	78,207
Deferred revenue	82,254	65,608
Accounts receivable decreased and contract assets increased by $12.4 million and $64.7 million, respectively, for the three months ended March 31, 2026, primarily due to the timing of billing milestones.
The increase in customer deposits of $72.9 million for the three months ended March 31, 2026, was primarily driven by receipt of new deposits associated with recently executed customer agreements and milestone payments on ongoing projects, partially offset by certain deposits becoming non-refundable.
For additional information on contract assets and liabilities, see Part II, Item 8, Note 3—Revenue Recognition, section Contract Balances in our 2025 Form 10-K.
Contract Assets

	Three Months Ended
	March 31,
	2026	2025

Beginning balance	$241,186	$145,162
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(43,086)	(56,806)
Revenue recognized and not billed as of the end of the period	107,776	55,263
Ending balance	$305,876	$143,619
Deferred Revenue
Deferred revenue activity during the three months ended March 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Beginning balance	$65,608	$66,304
Additions	628,001	209,886
Revenue recognized	(611,355)	(217,182)
Ending balance	$82,254	$59,008

For additional information on deferred revenue, see Part II, Item 8, Note 3—Revenue Recognition, section Deferred Revenue in our 2025 Form 10-K.

As of March 31, 2026, and December 31, 2025, we have unsatisfied performance obligations of $441.1 million and $394.4 million, respectively, primarily related to product sales and installation services. We expect to recognize the associated revenue within the next 1 to 2 years, consistent with customers’ project deployment schedules. In addition, as of March 31, 2026, and December 31, 2025, we had unsatisfied performance obligations of $51.5 million and $25.0 million, respectively, related mainly to deferred service contracts which we expect to recognize over the remaining contractual terms ranging from 1 to 25 years.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, service and electricity (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Revenue from contracts with customers:
Product revenue	$653,348	$211,869
Installation revenue	25,931	33,651
Service revenue	61,879	53,548
Electricity revenue	5,243	20,194
Total revenue from contract with customers	746,401	319,262
Revenue from contracts that contain leases:
Electricity revenue	4,653	6,759
Total revenue	$751,054	$326,021
Commitment to Issue Share-Based Consideration Payable to Customer’s Customer
On October 28, 2025, in connection with the partnership between the Company and Oracle Corporation (“Oracle”) to provide on-site solid state power for AI data centers, subject to the negotiation of a warrant mutually acceptable to the Company and Oracle, we agreed to issue to Oracle a warrant (the “Warrant”) to purchase up to an aggregate of 3,531,073 shares of Class A common stock, with an exercise price of $113.28 per share, which was the closing market price on October 28, 2025. For additional details on the Warrant, see Part II, Item 8, Note 3—Revenue Recognition, section Commitment to Issue Share-Based Consideration Payable to Customer’s Customer in our 2025 Form 10-K.
As of March 31, 2026, the Warrant had not been issued and no grant date had been established. Consistent with ASC 606 and ASC 718, Compensation—Stock Compensation (“ASC 718”), as clarified by ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, we remeasured the expected fair value of the Warrant as of March 31, 2026, and continue to account for the Warrant as consideration payable to a customer’s customer and recognize it as a reduction of revenue as the underlying Energy Server systems sold under the Oracle arrangement are delivered. We estimate fair value using a Black‑Scholes valuation model under ASC 718’s fair‑value measurement framework. We used the following weighted-average assumptions for determination of the Warrant fair value:

	March 31,	December 31,
	2026	2025

Risk-free interest rate	3.8%	3.6%
Expected term (years)	0.5	0.5
Expected dividend yield	—	—
Expected volatility	114.5%	96.2%

As of March 31, 2026, and December 31, 2025, the estimated total fair value of the Warrant was $183.6 million and $55.9 million, respectively.
As a result of the updated estimates during the three months ended March 31, 2026, $12.8 million has been recognized as a reduction of revenue related to the Warrant. We will continue to recognize the warrant‑related consideration as a reduction of revenue as the underlying Energy Server systems sold under the Oracle arrangement are delivered.
On April 9, 2026, we issued the Warrant, which established the grant date for accounting purposes. For details, see Note 16—Subsequent Events in this Quarterly Report on Form 10-Q.

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	March 31,	December 31,
	2026	2025
As Held:
Cash	$87,285	$94,997
Money market funds	2,430,999	2,386,583
	$2,518,284	$2,481,580
As Reported:
Cash and cash equivalents	$2,491,433	$2,454,108
Restricted cash	26,851	27,472
	$2,518,284	$2,481,580
Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

Restricted cash, current	$1,251	$1,973
Restricted cash, non-current	25,600	25,499
	$26,851	$27,472

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents and embedded Escalation Protection Plan (“EPP”) derivatives is described in Part II, Item 8 Note 2—Summary of Significant Accounting Policies in our 2025 Form 10-K.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets and liabilities that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
March 31, 2026	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$2,430,999	$—	$—	$2,430,999
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$4,360	$4,360

	Fair Value Measured at Reporting Date Using
December 31, 2025	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$2,386,583	$—	$—	$2,386,583
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,607	$5,607
The changes in the Level 3 financial liabilities during the three months ended March 31, 2026, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2025	$5,607
EPP liability settlement	(493)
Changes in fair value	(754)
Liabilities at March 31, 2026	$4,360
In March 2026, according to an EPP agreement with one of our customers, we paid $0.5 million, which was recorded as a reduction to our balance of embedded EPP derivative liability as of March 31, 2026.
For additional information on money market funds and EPP derivatives, see Part II, Item 8, Note 5—Fair Value, section Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis in our 2025 Form 10-K.

Financial Assets and Liabilities and Other Items Not Measured at Fair Value on a Recurring Basis
Debt Instruments—The term loans and convertible senior notes are based on rates currently offered for instruments with similar maturities and terms (Level 2). The following table presents the estimated fair values and carrying values of debt instruments (in thousands):

	March 31, 2026		December 31, 2025
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
0% Convertible Senior Notes due November 2030[1]	$2,444,939	$2,698,000	$2,442,091	$2,140,536
3.0% Green Convertible Senior Notes due June 2029[1]	73,594	483,392	73,473	313,740
3.0% Green Convertible Senior Notes due June 2028[1]	80,143	574,160	98,162	456,764
Non-recourse:
4.6% Term Loan due October 2026	2,639	2,901	2,769	3,009
4.6% Term Loan due April 2026	$1,320	$1,499	$1,384	$1,550
1 The increase in fair value primarily reflects the rise in the Company’s stock price.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

Raw materials	$400,238	$351,757
Work-in-progress	105,462	125,036
Finished goods	226,828	166,513
	$732,528	$643,306
The inventory reserves were $40.9 million and $39.3 million as of March 31, 2026, and December 31, 2025, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

Vendor advances	$25,860	$750
Receivables from employees	23,142	2,507
Tax receivables	7,553	4,509
Interest receivable	6,741	6,029
Prepaid hardware and software maintenance	5,338	6,327
Prepaid managed services	3,996	4,705
Prepaid corporate insurance	3,606	5,182
Prepaid deferred commissions	3,573	3,049
Prepaid rent	2,041	60
Deferred expenses	1,086	1,559
Prepaid workers compensation	508	796
Prepaid medical insurance	452	232
Deposits made	387	376
Other prepaid expenses and other current assets	19,677	13,724
	$103,960	$49,805
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

Vehicles, machinery and equipment	$216,525	$203,731
Energy Server systems	147,689	165,629
Leasehold improvements	131,857	129,665
Construction-in-progress	91,541	83,067
Buildings	53,513	53,156
Computers, software and hardware	35,644	34,761
Furniture and fixtures	10,693	11,090
	687,462	681,099
Less: accumulated depreciation	(286,374)	(282,592)
	$401,088	$398,507
Depreciation expense related to property, plant and equipment was $13.3 million and $12.0 million for the three months ended March 31, 2026 and 2025, respectively.

Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

Vendor advances	$31,800	$10,335
Deferred commissions	20,209	19,109
Deferred expenses	8,076	8,111
Deferred financing costs	3,495	3,412
Deposits made	2,876	3,001
Long-term lease receivable	1,908	2,193
Deferred tax asset	1,711	1,780
Prepaid managed services	1,275	1,316
Prepaid and other long-term assets	11,949	7,946
	$83,299	$57,203
Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

Product performance	$15,090	$16,791
Product warranty[1]	23,275	3,222
	$38,365	$20,013
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2025	$20,013
Accrued warranty, net[1] and product performance liabilities	26,704
Product performance expenditures during the period	(8,352)
Balances at March 31, 2026	$38,365
1 As of March 31, 2026, Bloom established a specific warranty reserve of $19.7 million for identified product issues, accounted for as an assurance‑type warranty and recorded within cost of product revenue.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

General invoice and purchase order accruals	$127,757	$76,909
Compensation and benefits	49,277	97,571
Sales-related liabilities	15,539	12,031
Accrued installation	11,725	14,278
Accrued legal expenses	3,503	2,599
Sales tax liabilities	2,708	10,054
Provision for income tax	2,249	2,115
Accrued consulting expenses	2,014	1,475
Interest payable	1,921	913
Unfunded investment commitment (Note 11)	1,438	—
Interim VAT liability	1,406	281
Finance lease liability	1,364	1,370
Dividend payable	902	—
Current portion of derivative liabilities	727	1,353
Accrued restructuring costs	356	482
Other	767	823
	$223,653	$222,254
Preferred Stock
As of March 31, 2026, and December 31, 2025, we had 20,000,000 shares of preferred stock authorized, with a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding as of March 31, 2026, and December 31, 2025.

7. Investments in Unconsolidated Affiliates
In August 2025, Bloom Energy concluded a transaction with Brookfield Asset Management (“Brookfield”) for a prospective financing framework structure (the “Financing Structure”) of up to $5.0 billion over five years for future Bloom Energy fuel cell projects that meet certain investment criteria and contractual criteria or are otherwise approved by Brookfield. The Financing Structure is housed in an AI Infrastructure Fund created by Brookfield (the “AI Fund”). For details, see Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in our 2025 Form 10-K.
We account for each investment in both the AI Fund JVs and JVs outside the AI Fund (the “Other JVs”) (collectively, the “Fund JVs”) as an investment under the equity method of accounting in accordance with ASC 323. The AI Fund and Brookfield hold the remaining ownership interests and serve as the primary beneficiaries; accordingly, both the AI Fund JVs and the Other JVs are not consolidated by us. As of March 31, 2026, and December 31, 2025, we hold equity interests in the following Fund JVs:

	March 31,	December 31,
	2026	2025

AI Fund JVs
Bolt US Class A JVCo LLC	9.9%	9.9%
Bolt US JVCo LLC	9.9%	9.9%
Other JVs
ORC HoldCo LLC	15.0%	15.0%
Our maximum exposure to loss from the involvement with the Fund JVs as of March 31, 2026 is $57.8 million. This amount consists of: (i) the carrying amount of our equity investments, totaling $23.3 million, (ii) remaining unfunded capital commitments of $11.4 million, and (iii) deferred profit related to sales to the Fund JVs of $23.0 million. Our total capital commitment to the Fund JVs as of March 31, 2026 is $69.1 million. For details related to our maximum exposure to loss from the involvement with the Fund JVs and our capital commitments, see Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in our 2025 Form 10-K.
Our share of income or loss from each Fund JV for the period represents the change in our calculated liquidation claim from the beginning to the end of the reporting period, adjusted for capital contributions and distributions made during the period. The resulting equity‑method income or loss is presented as a single line item, Equity in earnings (loss) of unconsolidated affiliates, in our condensed consolidated statements of operations.
We record our share of profit from sales of our products to the Fund JVs as a reduction of equity in earnings (loss) of unconsolidated affiliates. This share of profit reduces the carrying amount of our investments in unconsolidated affiliates. To the extent the cumulative reduction of equity in earnings (loss) of unconsolidated affiliates exceed the investment’s carrying amount, the excess is presented as either Deferred profit in transactions with unconsolidated affiliates, or Accrued expenses and other current liabilities, based on the expected timing of realization. The deferred profit reverses (increasing equity in earnings (loss) of unconsolidated affiliates and restoring the investment balance) as profit is realized over the remaining useful life through depreciation of the underlying assets. As of March 31, 2026, and December 31, 2025, the deferred profit balances were $23.0 million and $13.9 million, of which $22.8 million and $13.9 million were classified as a noncurrent liability, respectively. During the three months ended March 31, 2026, we recognized $17.0 million of equity‑method losses from unconsolidated affiliates. Of this amount, $14.7 million related to the elimination of intra‑entity profit on asset sales in accordance with ASC 323, which will be recognized over the useful lives of the underlying assets as they are depreciated, and $2.3 million related to the allocation of losses from the Fund JVs under the HLBV method.
Changes in the investment balance for the three months ended March 31, 2026, were as follows (in thousands):

Balances at December 31, 2025	$10,037
Current period investment in unconsolidated affiliates	21,286
Equity in loss of unconsolidated affiliates	(17,002)
Cash distributions received	(138)
Deferred profit in transactions with unconsolidated affiliates	8,846
Accrued expenses and other current liabilities	232
Balances at March 31, 2026	$23,261
Management evaluates each investment in each of the Fund JVs for impairment in accordance with ASC 323. No indicators of impairment were identified related to the investments as of March 31, 2026, and December 31, 2025.

8. Outstanding Loans and Security Agreements
The following is a summary of our debt as of March 31, 2026 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

0% Convertible Senior Notes due November 2030	$2,500,000	$—	$2,444,939	$2,444,939	0.0%	November 2030	Company
3.0% Green Convertible Senior Notes due June 2029	75,125	—	73,594	73,594	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	81,236	—	80,143	80,143	3.0%	June 2028	Company
Total recourse debt	2,656,361	—	2,598,676	2,598,676
4.6% Term Loan due October 2026	2,639	2,639	—	2,639	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,320	1,320	—	1,320	4.6%	April 2026	Korean JV
Total non-recourse debt	3,959	3,959	—	3,959
Total debt	$2,660,320	$3,959	$2,598,676	$2,602,635

The following is a summary of our debt as of December 31, 2025 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

0% Convertible Senior Notes due November 2030	$2,500,000	$—	$2,442,091	$2,442,091	0.0%	November 2030	Company
3.0% Green Convertible Senior Notes due June 2029	75,125	—	73,473	73,473	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	99,655	—	98,162	98,162	3.0%	June 2028	Company
Total recourse debt	2,674,780	—	2,613,726	2,613,726
4.6% Term Loan due October 2026	2,769	2,769	—	2,769	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,384	1,384	—	1,384	4.6%	April 2026	Korean JV
Total non-recourse debt	4,153	4,153	—	4,153
Total debt	$2,678,933	$4,153	$2,613,726	$2,617,879

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values reflect unamortized deferred financing costs, including the initial purchasers’ discounts, where applicable, and premiums or discounts associated with our debt, if any. We and all of our subsidiaries were in compliance with all financial covenants as of March 31, 2026, and December 31, 2025.

Recourse Debt Facilities

	0% Convertible Senior Notes due November 2030 ( “the 0% Notes”)	3.0% Green Convertible Senior Notes due June 2029 ( “the 3.0% Green Notes due June 2029”)	3.0% Green Convertible Senior Notes due June 2028 ( “the 3.0% Green Notes due June 2028”)

Issuance date/Indenture date[1]	November 4, 2025	May 29, 2024	May 16, 2023
Aggregate principal amount issued	$2,500.0 million	$402.5 million	$632.5 million
Initial purchasers’ discount[2]	$50.0 million	$12.1 million	$15.8 million
Other issuance costs[2]	$9.9 million	$0.7 million	$3.9 million
Net proceeds received	$2,440.1 million	$389.7 million	$612.8 million
Due date[3]	November 15, 2030	June 1, 2029	June 1, 2028
Greenshoe option[4]	$300.0 million	$52.5 million	$82.5 million
Senior, unsecured obligations	Yes	Yes	Yes
Interest rate and payment schedule	Do not bear regular interest and will not accrete in principal amount over time	3.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024	3.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023
Redemption date[5]	November 20, 2028	June 7, 2027	June 5, 2026
Conversion date[6]	August 15, 2030[7]	March 1, 2029[7]	March 1, 2028[7]
Conversion trigger quarter-end date[6]	March 31, 2026	September 30, 2024[8]	September 30, 2023[8]
Initial conversion rate, shares of Class A common stock per $1,000 principal amount of notes[9]	5.1290	47.9795	53.0427
Initial conversion price, per share of Class A common stock[9]	$194.97	$20.84	$18.85
Incremental shares under Make-Whole Fundamental Change[10], shares of Class A common stock per $1,000 principal amount[9]	2.6926	15.5932	22.5430
The maximum number of shares into which the notes could have been potentially converted if the conversion features were triggered:
as of March 31, 2026	19,554,000	4,775,899	6,140,280
as of December 31, 2025	19,554,000	4,775,899	7,532,493
Effective interest rate	0.5%	1.1%	4.2%
Customary provisions relating to the occurrence of Events of Default	See footnote 11	See footnote 11	See footnote 11
Classification of net carrying value in condensed consolidated balance sheets.
as of March 31, 2026	Long-term liability	Long-term liability	Long-term liability
as of December 31, 2025	Long-term liability	Long-term liability	Long-term liability
1 Issued pursuant to, and are governed by, an indenture, between us and U.S. Bank Trust Company, National Association, as Trustee, in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.
2 The notes’ initial purchasers’ discount and other issuance costs (collectively, the “Transaction Costs”) were recorded as debt issuance costs and presented a reduction to the notes on our condensed consolidated balance sheets and are amortized to interest expense at an effective interest rate.
3 Unless earlier repurchased, redeemed or converted.
4 Pursuant to the purchase agreement among us and the representatives of the initial purchasers, we granted the initial purchasers an option to purchase an additional aggregate principal amount of the notes. Notes included specified aggregate principal amount pursuant to the full exercise by the initial purchasers of the Greenshoe option.
5 We may not redeem the notes prior to the specified redemption date, subject to a partial redemption limitation. We may elect to redeem, at face value, all or any portion of the notes at any time, and from time to time, on or after the specified redemption date, and on or before the twenty-first (for the 0% Notes and the 3.0% Green Notes due June 2029), or the forty-sixth (for the 3.0% Green Notes due June 2028) scheduled trading day immediately before the maturity date, provided the share price for our Class A common stock exceeds 130% of the conversion price at redemption.

6 Before the specified conversion date, the noteholders have the right to convert their notes only upon the occurrence of certain events, including satisfaction of a condition relating to the closing price of our common stock (the “Closing Price Condition”) or the trading price of the notes (the “Trading Price Condition”), a redemption event, or other specified corporate events. If the Closing Price Condition is met on at least 20 (whether or not consecutive) of the last 30 consecutive trading days in any calendar quarter, and only during such calendar quarter, the noteholders may convert their notes at any time during the immediately following quarter, commencing after the calendar quarter ending on the specified date (i.e., conversion trigger quarter-end date), subject to the partial redemption limitation.
7 Subject to the Trading Price Condition, the noteholders may convert their notes during the five consecutive business days immediately after any ten consecutive trading day period (for the 0% Notes) or the five business days immediately after any five consecutive trading day period (for the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028) in which the trading price per $1,000 principal amount of the notes, as determined following a request by a holder of the notes, for each day of that period is less than 98% of the product of the closing price of our common stock and the then applicable conversion rate. From and after the specified conversion date, the noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Should the noteholders elect to convert their notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our Class A common stock, $0.0001 par value per share, or a combination thereof, at our election. Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Induced Conversions of the Existing Notes in our 2025 Form 10-K for details of the conversion of the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 in the fourth quarter of the fiscal year 2025.
8 The Closing Price Condition for the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 was met during the three months ended December 31, 2025, and accordingly, the noteholders could convert their notes during the quarter ended March 31, 2026. Refer to section Partial Conversions of 3.0% Green Notes due June 2028 for the 3.0% Green Notes due June 2028 partial conversions. According to the Indenture as of November 4, 2025, the first quarter when the 0% Notes could be converted is the calendar quarter commencing after the calendar quarter ending March 31, 2026.
9 The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, we may increase the conversion rate at any time if our Board of Directors determines it is in the best interests of the Company or to avoid or diminish income tax to holders of common stock. In addition, if certain corporate events that constitute a Make-Whole Fundamental Change, occur, then the conversion rate applicable to the conversion of the notes will, in certain circumstances, increase by up to the specified incremental shares of Class A common stock per $1,000 principal amount of notes for a specified period of time.
10 Make-Whole Fundamental Change means (i) a Fundamental Change, that includes certain change-of-control events relating to us, certain business combination transactions involving us and certain delisting events with respect to our Class A common stock, or (ii) the sending of a redemption notice with respect to the notes.
11 The notes contain certain customary provisions relating to the occurrence of Events of Default, as defined in the underlying indentures. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us occurs, then the principal amount of, and all accrued and unpaid interest (regular interest, where applicable, special interest or additional interest, if any) on all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the underlying indentures consists exclusively of the right of the noteholders to receive special interest on the 0% Notes for up to 360 days (on the 0% Notes) or up to 180 days (on the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028) at a specified rate per annum not exceeding 0.5% on the principal amount of the notes.

The total interest expense recognized related to our notes for the three months ended March 31, 2026 and 2025, comprised of contractual interest expense and amortization of debt issuance costs, was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Contractual interest expense
0% Convertible Senior Notes due November 2030	$—	$—
3.0% Green Convertible Senior Notes due June 2029	563	3,019
3.0% Green Convertible Senior Notes due June 2028	421	4,744
Green Convertible Senior Notes due August 2025	—	719
	$984	$8,482

Amortization of the initial purchasers’ discount and other issuance costs
0% Convertible Senior Notes due November 2030	$2,976	$—
3.0% Green Convertible Senior Notes due June 2029	121	634
3.0% Green Convertible Senior Notes due June 2028	144	979
Green Convertible Senior Notes due August 2025	—	246
	$3,241	$1,859

Total interest expense related to our notes
0% Convertible Senior Notes due November 2030	$2,976	$—
3.0% Green Convertible Senior Notes due June 2029	684	3,653
3.0% Green Convertible Senior Notes due June 2028	565	5,723
Green Convertible Senior Notes due August 2025	—	965
	$4,225	$10,341
To date, there have been no events necessitating the recognition of special interest expense related to our notes.
The amount of unamortized debt issuance costs of our notes as of March 31, 2026, and December 31, 2025, was as follows (in thousands):

	March 31,	December 31,
	2026	2025

Unamortized debt issuance costs
0% Convertible Senior Notes due November 2030	$55,061	$57,909
3.0% Green Convertible Senior Notes due June 2029	1,531	1,652
3.0% Green Convertible Senior Notes due June 2028	1,093	1,493
	$57,685	$61,054
Capped Calls
Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Capped Calls in our 2025 Form 10-K for discussion of privately negotiated capped call transactions in connection with the pricing of the 3.0% Green Notes due June 2028.
Partial Conversions of 3.0% Green Notes due June 2028
During the three months ended March 31, 2026, 3.0% Green Notes due June 2028 became eligible for conversion after the satisfaction of the Closing Price Condition specified in the underlying indenture dated May 16, 2023 (the “2023 Indenture”).

During the three months ended March 31, 2026, holders elected to convert approximately $18.4 million aggregate principal amount of the 3.0% Green Notes due June 2028. In accordance with the conversion provisions of the 2023 Indenture, including our obligation to settle conversions in cash, shares of Class A common stock, or a combination thereof, we issued 976,992 shares of our Class A common stock in settlement of these conversions.
Following the conversions, the outstanding carrying value of the 3.0% Green Notes due June 2028 decreased by $18.2 million. As a result, we recognized $18.2 million in Additional paid-in capital in our condensed consolidated balance sheets. The impact on other line items within our condensed consolidated balance sheets and our condensed consolidated statements of operations was not material. No gain or loss was recognized in connection with the conversions.
We will continue to assess conversion eligibility each fiscal quarter in accordance with the conditions described in the 2023 Indenture governing the 3.0% Green Notes due June 2028.
Revolving Credit Facility
On December 19, 2025, we entered into a senior secured multicurrency Revolving Credit Facility in an aggregate available amount of $600.0 million, including a letter of credit sub-facility of up to $90.0 million (the “Revolving Credit Facility”). For details, see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Revolving Credit Facility in our 2025 Form 10-K.
As of March 31, 2026, and December 31, 2025, no amounts were drawn under the facility. Deferred financing costs of $3.7 million related to upfront fees and issuance costs have been capitalized and are being amortized over the term of the Revolving Credit Facility. During the three months ended March 31, 2026, amortization of deferred financing costs was $0.2 million. Deferred financing costs are included within Other long-term assets on our condensed consolidated balance sheets.
We are subject to financial covenants, including minimum interest coverage and maximum leverage ratios, and Bloom was in compliance with all covenants as of March 31, 2026, and December 31, 2025. Proceeds of borrowings under the Revolving Credit Facility may be used for working capital, capital expenditures, permitted acquisitions, and other general corporate purposes. We have not triggered any springing maturity provisions under the Revolving Credit Facility as of the date of the issuance of this Quarterly Report on Form 10-Q. The facility provides enhanced liquidity for general corporate purposes, including strategic initiatives.
Non-recourse Debt Facilities
For discussion of our non-recourse debt, refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our 2025 Form 10-K.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of March 31, 2026 (in thousands):

Remainder of 2026	$3,959
2027	—
2028	81,236
2029	75,125
2030	2,500,000
2031	—
Thereafter	—
$2,660,320
For the three months ended March 31, 2026 and 2025, interest expense of $8.6 million and $14.4 million, respectively, including total interest expense related to our debt of $4.2 million and $10.4 million, respectively, was recorded in Interest expense on our condensed consolidated statements of operations.

9. Leases
Facilities, Energy Server Systems, and Vehicles
For the three months ended March 31, 2026 and 2025, rent expenses for all occupied facilities were $5.4 million and $5.2 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities as of March 31, 2026, and December 31, 2025, were as follows (in thousands):

	March 31,	December 31,
	2026	2025

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$109,395	$108,541
Current operating lease liabilities	(21,933)	(22,000)
Non-current operating lease liabilities	(107,216)	(106,935)
Total operating lease liabilities	(129,149)	(128,935)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	4,745	4,932
Current finance lease liabilities[5]	(1,364)	(1,370)
Non-current finance lease liabilities[6]	(3,685)	(3,848)
Total finance lease liabilities	(5,049)	(5,218)
Total lease liabilities	$(134,198)	$(134,153)
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
The components of our lease costs for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Operating lease costs	$8,109	$7,904
Financing lease costs:
Amortization of right-of-use assets	24	177
Interest on lease liabilities	117	82
Total financing lease costs	141	259
Short-term lease costs	608	630
Total lease costs	$8,858	$8,793

Weighted average remaining lease terms and discount rates for our leases as of March 31, 2026, and December 31, 2025, were as follows:

	March 31,	December 31,
	2026	2025

Weighted average remaining lease term:
Operating leases	5.9 years	6 years
Finance leases	3.7 years	3.8 years
Weighted average discount rate:
Operating leases	10.4%	10.5%
Finance leases	9.0%	9.0%
Future lease payments under lease agreements as of March 31, 2026, were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2026	$25,436	$1,326
2027	34,532	1,675
2028	29,477	1,355
2029	22,896	1,037
2030	20,767	503
2031	15,081	2
Thereafter	28,029	—
Total minimum lease payments	176,218	5,898
Less: amounts representing interest or imputed interest	(47,069)	(849)
Present value of lease liabilities	$129,149	$5,049
For additional information on leases, see Part II, Item 8, Note 9—Leases, section Facilities, Energy Server Systems, and Vehicles in our 2025 Form 10-K.
Managed Services Financing
For details on Managed Services Financing, refer to Part I, Item 7, section Purchase and Financing Options, sub-section Legacy Financing Structure for Managed Services and Part II, Item 8, Note 9—Leases, section Managed Services Financing in our 2025 Form 10-K.
There were no new successful sale-and-leaseback transactions for the three months ended March 31, 2026 and 2025. The recognized operating lease expense from legacy successful sale-and-leaseback transactions for the three months ended March 31, 2026 and 2025, was $3.3 million and $3.4 million, respectively.
Operating lease right-of-use assets from legacy successful sale-and-leaseback transactions as of March 31, 2026, and December 31, 2025, were $36.9 million and $39.0 million, respectively. Operating lease liabilities from legacy successful sale-and-leaseback transactions as of March 31, 2026, and December 31, 2025, were $40.0 million and $42.2 million, including long-term operating lease liability of $30.4 million and $32.9 million, respectively. Financing obligations from legacy successful sale-and-leaseback transactions as of March 31, 2026, and December 31, 2025, were $8.3 million and $8.9 million, including long-term financing obligations of $5.8 million and $6.5 million, respectively.

At March 31, 2026, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2026	$17,513
2027	17,930
2028	12,270
2029	7,642
2030	5,889
2031	4,063
Thereafter	9,946
Total minimum lease payments	75,253
Less: imputed interest	(34,521)
Present value of net minimum lease payments	40,732
Less: current financing obligations	(9,767)
Long-term financing obligations	$30,965
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $216.0 million and $243.8 million as of March 31, 2026, and December 31, 2025, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Server systems at the end of the lease and the remainder recognized as either a net gain or net loss at that point. For the three months ended March 31, 2026, we recognized a $9.4 million net gain on failed sale-and-leaseback transactions in Other income, net on our condensed consolidated statements of operations. There were no net loss or net gain on failed sale-and-leaseback transactions for the three months ended March 31, 2025.

10. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us.
2012 Equity Incentive Plan
Under our 2012 Equity Incentive Plan (the “2012 Plan”), as of March 31, 2026, and December 31, 2025, stock options to purchase 1,892,303 and 2,110,523 shares of Class A common stock were outstanding with a weighted average exercise price of $25.41 and $25.67 per share, respectively, and no shares were available for future grant. The 2012 Plan has been canceled but continues to govern outstanding option grants under the 2012 Plan.
2018 Equity Incentive Plan
Under the 2018 Equity Incentive Plan (the “2018 Plan”), as of March 31, 2026, and December 31, 2025, stock options to purchase 3,439,809 and 3,925,002 shares of Class A common stock were outstanding, respectively, with a weighted average exercise price of $10.34 and $10.15 per share, respectively. As of March 31, 2026, and December 31, 2025, 10,648,081 and 12,292,948 restricted stock units (“RSUs”) and performance stock units (“PSUs”) that may be settled for Class A common stock, which were granted pursuant to the 2018 Plan, respectively, were outstanding. As of March 31, 2026, and December 31, 2025, we had 51,453,693 and 39,709,996 shares reserved for issuance under the 2018 Plan, respectively.
For details on our Equity Incentive Plans, refer to Part II, Item 8, Note 10—Stock-Based Compensation and Employee Benefit Plans, sections 2012 Equity Incentive Plan and 2018 Equity Incentive Plan in our 2025 Form 10-K.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Cost of revenue	$10,405	$4,829
Research and development	13,158	7,827
Sales and marketing	13,464	4,510
General and administrative	19,977	15,035
	$57,004	$32,201
For the three months ended March 31, 2026 and 2025, stock-based compensation expense capitalized on inventory and deferred cost of goods sold was $0.6 million and $2.5 million, respectively.
Stock Option and Stock Award Activity
Stock Options
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2025	5,741,283	$15.92	4.5	$406,957
Exercised	(382,284)	19.51
PSOs adjustment	(23,049)	—
Forfeited / Expired	67	24.82
Balances at March 31, 2026	5,336,017	15.69	4.4	638,561
Vested and expected to vest at March 31, 2026	5,145,255	15.87	4.2	615,453
Exercisable at March 31, 2026	4,045,650	$17.41	3.2	$477,729
During the three months ended March 31, 2026 and 2025, we recognized $1.3 million and $1.4 million of stock-based compensation costs for stock options, respectively.
During the three months ended March 31, 2025, we granted 100,000 stock options, represented by performance-based stock options (“PSOs”) issued to a non-executive employee. PSOs have a 10-year term, an exercise price equal to the fair market value of our Class A common stock on the date of grant, and vest either at the end of three-year performance period, or over a three- or four-year requisite service period. No stock options were granted during the three months ended March 31, 2026.

We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

Three Months Ended March 31,
2025

Risk-free interest rate	4.1%
Expected term (years)	6.1
Expected dividend yield	—
Expected volatility	93.4%
During the three months ended March 31, 2026 and 2025, the intrinsic value of stock options exercised were $49.2 million and $1.2 million, respectively.
As of March 31, 2026, and December 31, 2025, we had unrecognized compensation costs related to unvested stock options of $4.1 million and $5.1 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 1.1 years and 1.3 years, respectively. Cash received from stock options exercised totaled $7.8 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2025	12,292,948	$25.74
Granted	680,688	151.03
Vested	(2,158,577)	20.78
Forfeited	(166,978)	30.16
Unvested Balance at March 31, 2026	10,648,081	$34.69
The estimated fair value of RSUs and PSUs is based on the fair market value of our Class A common stock on the date of grant. For the three months ended March 31, 2026 and 2025, we recognized $43.2 million and $28.8 million of stock-based compensation costs for stock awards, respectively.
As of March 31, 2026, and December 31, 2025, we had $344.0 million and $277.1 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted-average period of 2.0 years and 2.0 years, respectively.
Executive Awards
On February 25, 2026, the Company granted RSUs and PSUs to certain executive officers under the 2018 Plan (collectively, the “2026 Executive Awards”).
The RSUs are subject to service‑based vesting conditions. 40% of the RSUs vest on March 1, 2027, and the remaining 60% vest in equal quarterly installments over the following two years.
The PSUs vest entirely at the end of a three‑year performance period (cliff vesting), based on the achievement of specified annual performance targets, and require the executive’s continued employment through the vesting date.
Stock‑based compensation expense for the RSUs is recognized over the requisite service period based on service‑based vesting, while expense for the PSUs is recognized over the three‑year service period based on the Company’s current estimate of the likelihood of achieving the applicable performance targets.

For details on the 2021—2025 Executive Awards and the Replacement Awards, refer to Part II, Item 8, Note 10—Stock-Based Compensation and Employee Benefit Plans, section Executive Awards in our 2025 Form 10-K.
The unamortized compensation expense for the 2021—2026 Executive Awards and the Replacement Awards was as follows (in millions):

	March 31,	December 31,
	2026	2025

2026 Executive Awards	$31.6	$—
2025 Executive Awards	17.0	19.9
2024 Executive Awards and the Replacement Awards	66.5	77.4
2023 Executive Awards	0.3	0.6
2022 Executive Awards	0.2	0.3
2021 Executive Awards	0.2	0.6
Plan Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2025	39,709,996
Added to plan	11,934,957
Granted	(680,688)
Cancelled/Forfeited	489,428
Balances at March 31, 2026	51,453,693
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 10—Stock-Based Compensation and Employee Benefit Plans, section 2018 Employee Stock Purchase Plan in our 2025 Form 10-K.
During the three months ended March 31, 2026 and 2025, we recognized $4.4 million and $2.4 million of stock-based compensation costs for the 2018 ESPP, respectively. We issued 644,651 and 630,607 shares for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, we added an additional 2,983,739 and 2,494,717 shares. There were 20,333,033 and 17,993,945 shares available for issuance as of March 31, 2026, and December 31, 2025, respectively.
As of March 31, 2026, and December 31, 2025, we had $21.2 million and $8.6 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.9 years and 0.6 years, respectively.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

Three Months Ended
March 31,
	2026	2025

Risk-free interest rate	3.4% - 4.1%	4.1% - 5.0%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	—	—
Expected volatility	80.5%—110.4%	66.2%—115.2%

11. Related Party Transactions
There have been no changes in related party relationships during the three months ended March 31, 2026.
Our operations include the following related party transactions (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Total revenue from related parties[1]	$373,263	$2,783
General and administrative expenses[2]	—	173
Interest expense[3]	—	47
Equity in loss of unconsolidated affiliates[4]	17,002	—
1 Includes total revenue related to (a) the Fund JVs and (b) SK ecoplant, which was a related party from September 23, 2023 through July 10, 2025.
2 Includes rent expenses per operating lease agreements entered between Korean JV and SK ecoplant and miscellaneous expenses billed by SK ecoplant to Korean JV.
3 Interest expense per two term loans entered into between Korean JV and SK ecoplant in fiscal year 2023 (see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our 2025 Form 10-K).
4 Represent equity in loss of the Fund JVs. Cash distributions from the Fund JVs during the three months ended March 31, 2026, was $0.1 million (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
Below is the summary of outstanding related party balances as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025

Accounts receivable	$592	$151,932
Contract assets, current	74,063	2,967
Prepaid expenses and other current assets	1,523	1,247
Investments in unconsolidated affiliates	23,261	10,037
Contract assets, non-current	48,015	48,763
Other long-term assets	6,680	5,968
Accrued warranty	4,143	799
Accrued expenses and other current liabilities[1]	1,710	39
Deferred revenue and customer deposits, current	8,078	6,879
Deferred profit in transactions with unconsolidated affiliates	22,774	13,928
1 Includes an unfunded investment commitment of $1.4 million related to the Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
SK ecoplant Joint Venture
For information on SK ecoplant Joint Venture, see Part II, Item 8, Note 12—Related Party Transactions, section SK ecoplant Joint Venture in our 2025 Form 10-K.
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$14,722	$25,820
Accounts receivable	12,100	576
Inventories	14,103	33,075
Prepaid expenses and other current assets	7,444	5,688
Total current assets	48,369	65,159
Property and equipment, net	1,330	1,454
Operating lease right-of-use assets	992	1,134
Other long-term assets	196	210
Total assets	$50,887	$67,957
Liabilities
Current liabilities:
Accounts payable	$9,704	$16,342
Accrued expenses and other current liabilities	28,421	19,179
Operating lease liabilities	508	516
Non-recourse debt	3,959	4,153
Total current liabilities	42,592	40,190
Operating lease liabilities	328	484
Total liabilities	$42,920	$40,674

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers—As of March 31, 2026, and December 31, 2025, we had no material open purchase orders with our component suppliers and third-party manufacturers that are expected to be realized within more than a 12-month period and are not cancellable. For additional information on purchase commitments with suppliers and contract manufacturers, see Part II, Item 8, Note 13—Commitments and Contingencies, section Commitments in our 2025 Form 10-K.
Performance Guarantees—We paid $8.4 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively, for guarantees that we provide customers on the output performance of our Energy Server systems. For additional information on performance guarantees, see Part II, Item 8, Note 13—Commitments and Contingencies, section Commitments in our 2025 Form 10-K.
Letters of Credit—We have outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as Restricted Cash in our condensed consolidated balance sheets. As of March 31, 2026, and December 31, 2025, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations were $26.2 million and $26.6 million, respectively.
In April 2026, we issued in the ordinary course of business additional standby letters of credit totaling $100.0 million, each with an expiration date of April 1, 2027.
Pledged Funds—In 2019, pursuant to the PPA IIIb repowering of the Energy Server systems, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. These funds will be released to us by the end of 2026 as long as the Energy Server systems continue to perform in compliance with our warranty obligations. As of March 31, 2026, and December 31, 2025, the balance of the restricted cash fund was $0.7 million and $0.9 million, respectively.
Contingencies
Indemnification Agreements—See Part II, Item 8, Note 13—Commitments and Contingencies, section Contingencies in our 2025 Form 10-K. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations with customers and certain other business partners. However, we may record charges in the future as a result of these indemnification obligations.
Investment Tax Credits—See Part II, Item 8, Note 13—Commitments and Contingencies, section Contingencies in our 2025 Form 10-K.
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
In February 2022, Plansee SE/Global Tungsten & Powders Corp. (“Plansee/GTP”), a former supplier, filed a request for expedited arbitration with the World Intellectual Property Organization Arbitration and Mediation Center in Geneva Switzerland (“WIPO”), for various claims allegedly in relation to an Intellectual Property and Confidential Disclosure Agreement between Plansee/GTP and Bloom Energy Corporation. Plansee/GTP’s statement of claims includes allegations of infringement of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003. On April 3, 2022, we filed a complaint against Plansee/GTP in the Eastern District of Texas to address the dispute between Plansee/GTP and Bloom Energy Corporation in a proper forum before a U.S. Federal District Court. Our complaint sought the correction of inventorship of U.S. Patent Nos. 8,802,328, 8,753,785 and 9,434,003 (the “Patents-in-Suit”); declaratory judgment of invalidity, unenforceability, and non-infringement of the Patents-in-Suit; and declaratory judgment of no misappropriation. Further, our complaint sought to recover damages in relation to Plansee/GTP’s business dealings that, as alleged, constitute acts of unfair competition, tortious interference contract, breach of contract, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and violations of the Clayton Antitrust Act. On June 9, 2022, Plansee/GTP filed a motion to dismiss the complaint filed in the Eastern District of Texas and compel arbitration (or alternatively to stay). On February 9, 2023, Magistrate Judge Payne issued a report and recommendation to stay the district court action pending an arbitrability determination by the arbitrator for each claim. On April 26, 2023, Judge Gilstrap stayed the district court action pending arbitrability determinations by the arbitrator in the WIPO proceeding. On October 2, 2023, the arbitrator in the WIPO proceeding issued a ruling concluding that all the parties’ claims were arbitrable.
On November 18, 2023, the arbitrator bifurcated the arbitration into a first phase focusing on Bloom’s claims directed to improper inventorship of the Patents‑in‑Suit and Bloom’s defective product claims. Briefing on the first phase took place throughout 2024 and the first half of 2025. An evidentiary hearing with witness testimony commenced on July 21, 2025, and continued through August 1, 2025. A partial award was transmitted to the parties on February 12, 2026. The parties currently dispute whether all first phase issues have been resolved. There are no current timelines in place for conducting additional phases of the arbitration. We are unable to predict the ultimate outcome of the arbitration at this time.

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
For discussion of significant segment expenses, other segment items and the Company’s primary measure of segment profitability, refer to Part II, Item 8, Note 14—Segment Information in our 2025 Form 10-K.
For information on the Company’s geographic risk, please refer to Note 1—Nature of Business, Liquidity and Basis of Presentation, section Concentration of Risk in this Quarterly Report on Form 10-Q.

14. Income Taxes
For the three months ended March 31, 2026 and 2025, we recorded an income tax provision of $0.4 million and $0.4 million on pre-tax income of $74.1 million and pre-tax losses of $23.0 million for effective tax rates of 0.6% and (1.9)%, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
For additional information on income taxes, refer to Part II, Item 8, Note 15—Income Taxes in our 2025 Form 10-K.

15. Net Earnings per Share Available to Common Stockholders
The Company adopted ASC 260, Earnings per share, guidance from inception. Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.
We calculate basic earnings per share by dividing net income attributable to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding stock options and awards, shares issued in conjunction with the Company’s ESPP by applying the treasury stock method, and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes by applying the if-converted method, except where the impact would be anti-dilutive. For diluted earnings per share, we also adjust the numerator for interest expense on convertible debt, net of the related income tax effect, when assuming conversion under the if-converted method.

The following table provides a reconciliation of the numerator and the denominator used in computing basic and diluted earnings per share attributable to common stockholders (in thousands, except net earnings per share data):

	Three Months Ended
	March 31,
	2026	2025

Numerator for basic earnings per share:
Net income (loss) attributable to common stockholders	$70,653	$(23,814)
Net income (loss), numerator—basic	$70,653	$(23,814)

Numerator for diluted earnings per share:
Net income (loss) attributable to common stockholders	$70,653	$(23,814)
Add: debt interest cost, net of taxes	4,200	—
Net income (loss), numerator—diluted	$74,853	$(23,814)

Denominator for basic earnings per share:
Weighted average common shares outstanding	281,719	230,210

Denominator for diluted earnings per share:
Weighted average common shares outstanding—basic	281,719	230,210
Effect of dilutive securities:
Convertible notes	21,371	—
Stock options and awards	16,618	—
Weighted average common shares outstanding—diluted	319,708	230,210

Net earnings per share available to common stockholders:
Basic	$0.25	$(0.10)
Diluted	$0.23	$(0.10)
The following common stock equivalents were excluded from the computation of our earnings per share available to common stockholders, diluted, for the three months ended March 31, 2025, as their inclusion would have been antidilutive (in thousands):

Three Months Ended March 31,
2025

Convertible notes	59,955
Stock options and awards	7,265
67,220

16. Subsequent Events
On April 9, 2026, we issued the Warrant pursuant to the previously disclosed strategic partnership agreement, constituting a material definitive agreement (for details, see Note 3—Revenue Recognition, section Commitment to Issue Share-Based Consideration Payable to Customer’s Customer in this Quarterly Report on Form 10-Q). The Warrant is fully vested upon issuance, immediately exercisable in whole or in part, at any time during six months from the grant date and is classified as equity. The Warrant has a grant‑date fair value of approximately $261.3 million, which will be accounted for as consideration payable to a customer’s customer, resulting in a reduction of revenue as the related product performance obligations are satisfied, in accordance with ASC 606 and the share‑based payment measurement guidance in ASC 718.
There have been no other subsequent events that occurred during the period subsequent to the date of these condensed consolidated financial statements that would require adjustment to our disclosure in the condensed consolidated financial statements as presented.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Generally, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “predict,” “project,” “potential,” “seek,” “intend,” “could,” “would,” “should,” “expect,” “plan” and similar expressions are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, including our expectations regarding: our ability to be successful in the AI data center market and new international markets; the rate of AI adoption and demand for data centers; our ability to innovate, develop new products and improve upon our existing products; our ability to anticipate and address customer demand; our strategic partnerships with SK ecoplant Co., Ltd. and parties which provide financing and capital for project financings; our competitive position in the energy market for on-site power; future deployment of our Bloom Energy Server systems, Bloom Electrolyzers, and other solutions; our ability to increase efficiency of our products; our ability to market our products successfully in connection with the global energy transition and shifting attitudes around climate change; our business strategy and plans and our objectives for future operations; operating results; the sufficiency of our cash, our cash flows from operating activities, and our liquidity and our ability to obtain financing; projected costs and cost reductions; our ability to increase production capacity and achieve cost reductions in our fuel cell products and installation requirements; the adequacy of our agreements with our suppliers; management’s plans and objectives for future operations; our ability to repay our debt obligations as they come due; trends in average selling prices; the success of our customer financing arrangements and ability to secure financiers to support customer financing needs for our product deployment; capital expenditures; warranty matters; outcomes of litigation; risks related to cybersecurity breaches, privacy and data security; the likelihood of any impairment of project assets, long-lived assets and investments; trends in revenue, cost of revenue and gross profit (loss); trends in operating expenses including research and development expense, sales and marketing expense and general and administrative expense and expectations regarding these expenses as a percentage of revenue; legislative actions and regulatory and environmental compliance; government shutdowns; general business and macroeconomic conditions in our markets including inflationary pressure; our supply chain (including any direct or indirect effects from the Russia-Ukraine war, armed conflicts in the Middle East, or geopolitical developments related to China); the impact of tariffs on our supply chain and fuel cell product; the impact of changes in government incentives, including the impact of the Inflation Reduction Act of 2022 (the “IRA”) and the One Big Beautiful Bill Act (the “OBBBA”); industry trends; our exposure to foreign exchange, interest and credit risk; and the impact of recently adopted accounting pronouncements.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those discussed in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), as well as those described from time to time in our others filings filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements.
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

Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed under in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), as well as those described from time to time in our others filings filed with the Securities and Exchange Commission.
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
For additional overview information, refer to Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, sections Overview and Key Macro Trends in our 2025 Form 10-K.
Developments With Respect to Factors Affecting Our Performance
Freight, Logistics and Transportation Costs
Global freight and logistics markets remained volatile during the first quarter of 2026, with continued pressure on ocean, ground and specialized heavy-equipment transportation rates. While transportation availability improved relative to peak levels experienced in prior years, higher fuel prices, labor costs, and routing inefficiencies related to geopolitical conditions contributed to elevated logistics costs. Given the size, weight, and modular configuration of Bloom Energy Server systems and related balance‑of‑plant components, changes in freight pricing can meaningfully affect our cost of revenues and project-level margins, particularly for large multi-megawatt deployments and international shipments. We continue to pursue mitigation strategies including negotiating indexed freight arrangements where feasible, optimizing factory-to-site routing, consolidating shipments, and increasing regional sourcing; however, there can be no assurance that such actions will fully offset future freight rate increases, especially in periods of elevated demand or fuel price volatility.
Commodity Pricing Volatility
Commodity input pricing remained an important factor affecting our cost structure during the first quarter of 2026. Certain raw materials and components used in our fuel cell stacks, power electronics, structural assemblies, and balance‑of‑plant systems—including steel alloys, specialty metals, electronic components, natural gas‑linked inputs, and rare earth‑dependent materials—experienced price fluctuations. While we do not generally purchase commodities directly at spot prices, supplier pricing may reflect changes in underlying commodity indices over time. Increases in commodity prices may not be immediately recoverable through customer pricing due to contractual arrangements, competitive dynamics, or fixed‑price project structures, creating potential margin pressure. We utilize supplier diversification, long‑term sourcing agreements, inventory planning, and selective contractual pass‑through mechanisms where available to mitigate commodity cost risks; however, sustained or rapid commodity price increases could adversely affect our results of operations.
Inflationary Pressures on Manufacturing and Service Costs
Although headline inflation moderated compared to prior periods, inflationary pressures persisted across several cost categories relevant to our business during the first quarter of 2026, including labor, manufacturing services, field installation and long‑term service operations. Wage inflation in skilled manufacturing and technical field labor categories, coupled with higher costs for third‑party contractors, continued to exert upward pressure on our operating expenses and cost of revenues. In addition, increases in insurance, regulatory compliance, and professional services costs contributed to higher overhead compared to prior periods. We seek to manage inflationary impacts through productivity initiatives, automation, supplier negotiations, selective price adjustments, and ongoing cost‑reduction programs. However, the timing and extent of these mitigations may not fully align with the pace of cost increases, particularly in periods of rapid scale‑up or accelerated deployment schedules.

For additional information with respect of other factors affecting our performance, refer to Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Other Factors Affecting our Performance in our 2025 Form 10-K.
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
In April 2026, we released our 2025 Impact Report, Built for AI. Designed for Communities (the “Impact Report”), our sixth dedicated report, using generally accepted sustainability frameworks and standards, including alignment with Sustainability Accounting Standards Board (“SASB”) standards and the Task Force on Climate-related Financial Disclosure (“TCFD”) recommendations. In addition, the report also mapped to select Global Reporting Initiative (“GRI”) disclosures and to the International Financial Reporting Standard (“IFRS”) S2 disclosure standard.
The Impact Report as well as an ESG policy and resource library can be found on our website at https://www.bloomenergy.com/sustainability. Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
Inflation Reduction Act of 2022 (the “IRA”) and The One Big Beautiful Bill Act (the “OBBBA”)
For information on the IRA and the OBBBA and their impact on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Inflation Reduction Act of 2022 and The One Big Beautiful Bill Act in our 2025 Form 10-K.
Liquidity and Capital Resources
Overview of Liquidity Position
As of March 31, 2026, and December 31, 2025, we had unrestricted cash and cash equivalents of $2,491.4 million and $2,454.1 million, respectively. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $2,431.0 million and $2,386.6 million as of March 31, 2026, and December 31, 2025, respectively. We seek to maintain these balances with high credit quality counterparties, regularly monitor the amount of our credit exposure to any one issuer and diversify our investments in order to minimize our exposure.
As of March 31, 2026, and December 31, 2025, we had $2,598.7 million and $2,613.7 million of recourse debt, $4.0 million and $4.2 million of non-recourse debt, and $9.2 million and $10.0 million of other long-term liabilities, respectively. As of March 31, 2026, and December 31, 2025, $4.0 million and $4.2 million of our debt were classified as short-term, respectively, and $2,598.7 million and $2,613.7 million of our debt were classified as long-term, respectively. For a complete description of our outstanding debt, please see Part I, Item 1, Note 8—Outstanding Loans and Security Agreements in this Quarterly Report on Form 10-Q.
Capital Markets Activity
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
On April 9, 2026, we issued the warrant to Oracle pursuant to the previously disclosed strategic partnership agreement. The warrant is fully vested upon issuance, immediately exercisable in whole or in part, at any time during six months from the grant date.

Revolving Credit Facility
For information on a senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”) which we entered into on December 19, 2025, see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Revolving Credit Facility in our 2025 Form 10-K. As of March 31, 2026, and December 31, 2025, no amounts were drawn under the Revolving Credit Facility.
Near-Term Liquidity Outlook and Financing Flexibility
The combination of our cash and cash equivalents and cash flow expected to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or not received in a timely manner to meet our near-term or future liquidity needs, we may require additional equity or debt financing to fund our operations, manufacturing capacity, product development, and market expansion initiatives, as well as to respond to competitive pressures or strategic opportunities. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. There were no factoring arrangements during the three months ended March 31, 2026 and 2025. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit our financial and operational flexibility. Although we currently do not have any floating-rate notes on our balance sheet, our overall cost of capital may increase if interest rates rise and we refinance our fixed-rate convertible notes. If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders could experience dilution in their ownership percentage, and any new securities may have rights, preferences, and privileges senior to those of our common stock.
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
Cash Flow Analysis
A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Net cash provided by (used in):
Operating activities	$73,610	$(110,682)
Investing activities	(45,939)	(14,216)
Financing activities	7,057	5,130
Operating Activities
Our operating activities consisted of net income adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash provided by operating activities for the three months ended March 31, 2026, was primarily due to business‑driven changes in working capital totaling $41.3 million. These changes included:
•A $93.1 million increase in deferred revenue and customer deposits, primarily driven by a higher level of new customer deposits compared to the prior year period. This reflected the timing and mix of system deployments, including a lower proportion of projects without significant upfront billings. Deferred revenue increased modestly compared to the prior year period;
•A $88.6 million increase in inventory. Inventory increased as we built additional units to support anticipated 2026 demand and to manage lead times in our supply chain;
•A $54.2 million increase in prepaid expenses and other current assets due to upfront service‑related payments aligned with expanding field service activity; and
•A $51.9 million increase in accounts receivable and contract assets, which grew due to the timing of milestone billings and customer acceptance cycles.
These movements were partially offset by (i) a $53.9 million benefit from the timing of vendor payments, and (ii) a $7.3 million decrease in deferred cost of revenue as associated systems reached acceptance milestones during the reporting quarter.
Net cash provided by operating activities for the three months ended March 31, 2026, was $73.6 million, representing a $184.3 million increase compared to the prior year period. The year-over-year change in operating assets and liabilities was primarily driven by: (i) an increase of $63.1 million attributable to contract assets, (ii) an increase of $49.1 million attributable to prepaid expenses and other current assets, (iii) an increase of $37.0 million attributable to accounts payable and accrued expenses, (iv) an increase of $23.7 million attributable to other long-term assets, (v) an increase of $23.0 million attributable to inventories, (vi) an increase of $18.7 million attributable to deferred revenue and customer deposits, (vii) an increase of $9.5 million attributable to accounts receivable, and (viii) an increase of $2.6 million attributable to deferred cost of revenue. These working‑capital variances represent gross movements and therefore do not reconcile directly to the total year‑over‑year change in net cash provided by operating activities, which also reflects non‑cash adjustments and other operating items included in the reconciliation from net income to operating cash flows.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity, and investments in unconsolidated affiliates. Cash used in investing activities during the three months ended March 31, 2026, was $45.9 million, an increase of $31.7 million compared to the prior year period. The increase was primarily due to a $19.8 million investment in the joint ventures between the Company and Brookfield (see Part I, Item 1, Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q), and a $11.9 million increase in expenditures on tenant improvements for a leased engineering and manufacturing facility in Fremont, California, which opened in July 2022. We expect to continue to make capital investments to expand production capacity at our manufacturing facilities in Fremont, California and Delmarva, Delaware. These investments, which include the purchase of new equipment and tenant improvements, are part of our strategic plan to continually increase capacity to meet orders and customer deliver requirements. The magnitude and timing of these capital expenditures will depend on implementation milestones, supplier lead times, and customer demand. We intend to fund these capital expenditures from cash on hand as well as cash flow expected to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Our financing activities consist of payment of debt issuance costs, repayments of financing obligations, proceeds from issuance of our common stock, and other cash flows from financing activities. Net cash provided by financing activities during the three months ended March 31, 2026, was $7.1 million, an increase of $1.9 million compared to the prior year period, predominantly due to a $8.2 million increase in proceeds from issuance of common stock, partially offset by (i) an increase in cash outflows of $0.8 million for repayment of debt issuance costs, and (ii) a $5.3 million increase in repayment of financing obligations.
Net cash provided by financing activities for the three months ended March 31, 2026, consisted primarily of (i) the proceeds from issuance of common stock of $15.8 million, (ii) the repayment of financing obligations of $8.0 million, and (iii) payment of debt issuance cost of $0.8 million.
We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through issuing the 0% Notes, the 3.0% Green Notes due June 2029, and the 3.0% Green Notes due June 2028 in the fourth quarter of fiscal year 2025, the second quarter of fiscal year 2024, and the second quarter of fiscal year 2023, respectively, as well as financing activities with SK ecoplant in the first quarter of 2023. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, and Part I, Item 1A, Risk Factors—Risks Related to Our Liquidity—Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs in our 2025 Form 10-K, for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Purchase and Financing Options in our 2025 Form 10-K.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Server systems. The portion of total revenue attributable to each purchase option for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended
	March 31,
	2026	2025

Direct purchase (including third-party PPAs and international channels)	99%	96%
Managed services	1%	4%
	100%	100%
Financing Partners
For information about our financing partners, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Purchase and Financing Options, sub-section Financing Partners in our 2025 Form 10-K.
Delivery and Installation
For information on delivery and installation of our Energy Server systems, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Delivery and Installation in our 2025 Form 10-K.
Performance Guarantees
As of March 31, 2026, and December 31, 2025, we had incurred no liabilities due to failure to repair or replace the Energy Server systems pursuant to any performance warranties made under the O&M Agreements (“O&M Agreements”).
For the O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $583.3 million (including $473.2 million related to portfolio financing entities and $110.1 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $470.9 million as of March 31, 2026. For the three months ended March 31, 2026 and 2025, we made performance guarantee payments of $8.4 million and $11.6 million, respectively.
International Channel Partners
There were no significant changes in our international channel partners during the three months ended March 31, 2026. For information on international channel partners, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section International Channel Partners in our 2025 Form 10-K.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three months ended March 31, 2026 and 2025, is presented below.

Revenue

	Three Months Ended		Change
	March 31,
	2026	2025	Amount	%
	(dollars in thousands)
Product	$653,348	$211,869	$441,479	208.4%
Installation	25,931	33,651	(7,720)	(22.9)%
Service	61,879	53,548	8,331	15.6%
Electricity	9,896	26,953	(17,057)	(63.3)%
Total revenue	$751,054	$326,021	$425,033	130.4%
Total Revenue
Total revenue increased by $425.0 million, or 130.4%, for the three months ended March 31, 2026, compared to the prior year period. This increase was driven by a $441.5 million increase in product revenue, and an $8.3 million increase in service revenue, partially offset by a $17.1 million decrease in electricity revenue, and a $7.7 million decrease in installation revenue.
Product Revenue
Product revenue increased by $441.5 million, or 208.4%, for the three months ended March 31, 2026, compared to the prior year period. The increase was primarily due to stronger demand for our Energy Server systems to meet the time‑to‑power needs of a growing market, driven largely by multiple projects executed through the joint venture with Brookfield, including a major hyperscaler project.
Installation Revenue
Installation revenue decreased by $7.7 million, or 22.9%, for the three months ended March 31, 2026, compared to the prior year period. This decrease resulted from differences in project timing, mix of our project base, and milestone execution.
Service Revenue
Service revenue increased by $8.3 million, or 15.6%, for the three months ended March 31, 2026, compared to the prior year period. The increase was primarily driven by higher revenue from maintenance contracts associated with our fleet of Energy Server systems, which contributed $9.4 million, partially offset by higher product performance guarantee costs of $1.6 million.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue decreased by $17.1 million, or 63.3%, for the three months ended March 31, 2026, compared to the prior year period. The decrease was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner in the first quarter of fiscal year 2025, as well as lower straight-line electricity revenue resulting from repowering of certain Managed Services related sites.

Cost of Revenue

	Three Months Ended		Change
	March 31,
	2026	2025	Amount	%
	(dollars in thousands)
Product	$429,232	$139,573	$289,659	207.5%
Installation	35,080	33,315	1,765	5.3%
Service	53,664	52,858	806	1.5%
Electricity	7,534	11,568	(4,034)	(34.9)%
Total cost of revenue	$525,510	$237,314	$288,196	121.4%
Total Cost of Revenue
Total cost of revenue increased by $288.2 million, or 121.4%, for the three months ended March 31, 2026, compared to the prior year period. The increase was driven by a $289.7 million increase in cost of product revenue, a $1.8 million increase in costs of installation revenue, and a $0.8 million increase in cost of service revenue, partially offset by a $4.0 million decrease in cost of electricity revenue.
Cost of Product Revenue
Cost of product revenue increased by $289.7 million, or 207.5%, for the three months ended March 31, 2026, compared to the prior year period. Product costs increased primarily due to higher sales volumes driven by increased demand for our Energy Server systems, and an increase in product warranty. The increase was partially offset by ongoing improvements in manufacturing efficiency and automation that reduced material, labor, and overhead costs.
Cost of Installation Revenue
Cost of installation revenue increased by $1.8 million, or 5.3%, for the three months ended March 31, 2026, compared to the prior year period. The increase was driven by differences in project timing, mix of our project base, and milestone execution.
Cost of Service Revenue
Cost of service revenue remained flat period over period, which, when compared to the 15.6% increase in service revenue, reflects improved cost efficiency. This improvement was driven primarily by (i) a reduction in the deployment of field replacement units, contributing to cost savings of $3.2 million, and (ii) our cost reduction efforts to manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $4.0 million, or 34.9%, for the three months ended March 31, 2026, compared to the prior year period. The decrease was mainly due to (i) redeploying assets for our partner to enable a one-time settlement of a customer contract in the first quarter of fiscal year 2025, and (ii) the reduction in the number of installed units.

Gross Profit (Loss) and Gross Margin

	Three Months Ended		Change
	March 31,
	2026	2025
	(dollars in thousands)
Gross profit (loss):
Product	$224,116	$72,296	$151,820
Installation	(9,149)	336	(9,485)
Service	8,215	690	7,525
Electricity	2,362	15,385	(13,023)
Total gross profit	$225,544	$88,707	$136,837

Gross margin:
Product	34%	34%
Installation	(35)%	1%
Service	13%	1%
Electricity	24%	57%
Total gross margin	30%	27%
Total Gross Profit
Gross profit increased by $136.8 million in the three months ended March 31, 2026, compared to the prior year period. This increase was predominantly driven by a $151.8 million increase in product gross profit, and a $7.5 million increase in service gross profit, partially offset by a $13.0 million decrease of electricity gross profit, and a $9.5 million decrease of installation gross margin.
Product Gross Profit
Product gross profit increased by $151.8 million in the three months ended March 31, 2026, compared to the prior year period. The increase was primarily driven by (i) an increase in demand for our products, largely resulting from multiple projects executed through the joint venture with Brookfield, including our major hyperscaler project, and (ii) our continued efforts to reduce material, labor, and overhead costs through enhanced manufacturing processes and increased automation. The overall increase was partially offset by an increase in product warranty.
Installation Gross Profit (Loss)
Installation gross margin decreased by $9.5 million and flipped from gross profit to gross loss in the three months ended March 31, 2026, compared to the prior year period. The change was primarily driven by the timing of key project milestones for sites requiring our installation services during the reporting period.
Service Gross Profit
Service gross profit increased by $7.5 million in the three months ended March 31, 2026, compared to the prior year period. The increase was primarily driven by: (i) a reduction in the deployment of field replacement units, contributing to cost savings of $3.2 million, (ii) a $9.4 million increase in revenue from maintenance contracts associated with our fleet of Energy Server systems, and (iii) our cost reduction efforts to proactively manage fleet optimizations. The increase was partially offset by a $1.6 million increase in product performance guarantee costs, reflecting the effects of fleet degradation.
Electricity Gross Profit
Electricity gross profit decreased by $13.0 million in the three months ended March 31, 2026, compared to the prior year period. This decrease was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner in the first quarter of fiscal year 2025.

Operating Expenses

	Three Months Ended		Change
	March 31,
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$56,849	$40,612	$16,237	40.0%
Sales and marketing	38,439	22,265	16,174	72.6%
General and administrative	58,066	44,900	13,166	29.3%
Total operating expenses	$153,354	$107,777	$45,577	42.3%
Total Operating Expenses
Total operating expenses increased by $45.6 million in the three months ended March 31, 2026, compared to the prior year period, primarily driven by continued growth in operations and higher activity levels to support increased customer demand. The increase was mainly attributable to higher employee compensation and benefits of $28.9 million, largely reflecting increased stock‑based compensation, as well as increased consulting and professional services costs of $8.5 million related to AI data center power programs and expanded research and development activities.
Research and Development
Research and development expenses increased by $16.2 million in the three months ended March 31, 2026, compared to the prior year period. This overall increase was primarily driven by (i) an increase in employee compensation and benefits of $9.6 million, largely due to higher stock-based compensation, (ii) an increase in consumable laboratory supplies and other laboratory-related costs of $5.5 million, reflecting expanded research activities, (iii) an increase in consulting, advisory and other professional services costs of $0.4 million, predominantly due to third‑party engineering, certification, and regulatory support for scaling our solid‑oxide platforms and for AI data‑center power programs, and (iv) an increase in amortization and depreciation expenses of $0.3 million.
Sales and Marketing
Sales and marketing expenses increased by $16.2 million in the three months ended March 31, 2026, compared to the prior year period. The increase was primarily driven by (i) an increase in employee compensation and benefits of $11.0 million, predominantly due to higher stock-based compensation, (ii) an increase in consulting, advisory and other professional services costs of $4.1 million, due to our efforts to continue to expand our portfolio of AI data-center power programs, and (iii) an increase in travel and entertainment expenses of $0.5 million, due to higher in-person engagement and event participation.
General and Administrative
General and administrative expenses increased by $13.2 million in the three months ended March 31, 2026, compared to the prior year period. This increase was primarily driven by (i) an increase in employee compensation and benefits of $8.2 million, primarily due to higher stock-based compensation expenses, (ii) an increase in consulting, advisory and other professional services costs of $4.0 million, reflecting higher external legal and related professional services, (iii) an increase in facilities costs of $2.3 million, predominantly due to an increase in utility and rental costs, and (iv) an increase in computer equipment costs of $1.9 million, driven by higher spending on hardware and software maintenance. The overall increase was partially offset by a decrease in other operating expenses of $4.0 million.

Stock-Based Compensation

	Three Months Ended		Change
	March 31,
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$10,405	$4,829	$5,576	115.5%
Research and development	13,158	7,827	5,331	68.1%
Sales and marketing	13,464	4,510	8,954	198.5%
General and administrative	19,977	15,035	4,942	32.9%
Total stock-based compensation	$57,004	$32,201	$24,803	77.0%

Total stock-based compensation for the three months ended March 31, 2026, increased by $24.8 million, compared to the prior year period, and the increase was predominantly related to an increase of stock-based compensation related to PSUs and RSUs of $14.4 million, and an increase in stock-based compensation costs related to the 2018 ESPP of $2.0 million, partially offset by a decrease of stock-based compensation costs related to stock options of $0.1 million, and a $8.5 million consisting of capitalized stock-based compensation expenses and stock-based compensation cash component. The increase was primarily driven by (i) new awards for our executive officers, (ii) an increase in Bloom’s share price, and (iii) an increase in contributions to 2018 ESPP.
Other Income and Expense

	Three Months Ended		Change
	March 31,
	2026	2025
	(in thousands)
Interest income	$20,601	$8,553	$12,048
Interest expense	(8,604)	(14,411)	5,807
Equity in loss of unconsolidated affiliates	(17,002)	—	(17,002)
Other income, net	6,197	2,048	4,149
Gain (loss) on revaluation of embedded derivatives	754	(103)	857
Total	$1,946	$(3,913)	$5,859
Interest Income
Interest income comes from investment earnings on our cash balances, mainly in money market funds. For the three months ended March 31, 2026, it increased by $12.0 million compared to the prior year period, largely due to refinancing debt to a 0% coupon to 2030, which added $2.4 billion to average cash balances in our money market funds during the period.
Interest Expense
Interest expense is primarily due to our debt held by third parties and interest expense related to managed services agreements.
Interest expense decreased by $5.8 million for the three months ended March 31, 2026, compared to the prior year period, primarily due to lower interest expense on our outstanding debt. The decrease was mainly attributable to (i) reductions of $3.0 million related to the 3% Green Notes due June 2029 and $5.2 million related to the 3% Green Notes due June 2028, both resulting from the induced conversion of these notes during the fourth quarter of fiscal year 2025 (see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Induced Conversions of the Existing Notes in our 2025 Form 10-K), and (ii) a $1.0 million reduction in interest expense following the settlement of the 2.5% Green Notes in August 2025 (see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section 2.5% Green Notes Settlement in our 2025 Form 10-K). These decreases were partially offset by $3.0 million of debt issuance costs associated with the 0% Notes issued on November 4, 2025, and $0.6 million of amortization of issuance costs related to our revolving credit facility entered into on December 19, 2025 (see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Revolving Credit Facility in our 2025 Form 10-K).

Equity in Loss of Unconsolidated Affiliates
During the year ended December 31, 2025, the Company and Brookfield entered into joint venture structures. Brookfield is considered the principal owner, and accounts for the JVs on a consolidated basis. For the three months ended March 31, 2026, Equity in loss of unconsolidated affiliates reflects (i) the ASC 323, Investments—Equity Method and Joint Ventures elimination of intra‑entity profit on sales to joint ventures formed with Brookfield—deferred and recognized over the assets’ depreciable lives—and (ii) the Company’s equity pickup of those joint ventures’ net results under the HLBV method. For details, refer to Part II, Item 1, Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q.
Other Income, Net
Other income, net is primarily derived from foreign currency transactions and other income related to managed services transactions. Other income, net for the three months ended March 31, 2026, improved by $4.1 million, compared to the prior year period, primarily as a result of $6.9 million other income related to managed services transactions, partially offset by an increase in loss from foreign currency transactions of $2.6 million.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded Escalation Protection Plan derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. Gain (loss) on revaluation of embedded derivatives for the three months ended March 31, 2026, compared to the prior year period, was not material.
Income Tax Provision

	Three Months Ended		Change
	March 31,
	2026	2025	Amount	%
	(dollars in thousands)
Income tax provision	$445	$431	$14	(3.2)%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision for the three months ended March 31, 2026, was driven primarily by changes in effective tax rates on income earned by international entities.
Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Change
	March 31,
	2026	2025	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$3,038	$400	$2,638	659.5%
Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as consolidation of a variable interest entity (“VIE”).
Net income attributable to noncontrolling interests for the three months ended March 31, 2026, compared to the prior year period, increased by $2.6 million due to an increase in income allocated to our noncontrolling interest related to Korean JV, our consolidated VIE.
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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Income Taxes; and
•Principles of Consolidation.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, section Critical Accounting Estimates in our 2025 Form 10-K provides a more complete discussion of our critical accounting policies and estimates. During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our 2025 Form 10-K for a more complete discussion of the market risks we consider.

ITEM 4—CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
For further information on inherent limitations on effectiveness of internal controls and management’s report on internal control over financial reporting, see Part II, Item 9A, Controls and Procedures in our 2025 Form 10-K.

PART II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
We are, and from time to time we may become, involved in legal proceedings or subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Part I, Item 1, Note 12—Commitments and Contingencies in this Quarterly Report on Form 10-Q. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A—RISK FACTORS
There were no material changes in risk factors as disclosed in our 2025 Form 10-K.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 9, 2026, in connection with the partnership between the Company and Oracle to provide on-site solid state power for AI data centers, we issued the Warrant to Oracle to purchase up to an aggregate of 3,531,073 shares (the “Warrant Shares”) of Class A common stock, with an exercise price of $113.28 per share. The Warrant is fully vested and immediately exercisable, in whole or in part, at any time until 5:00 p.m. (Eastern time) on October 9, 2026, at Oracle’s election, by cash payment or by cashless exercise. The Warrant includes customary anti-dilution adjustments. The Warrant may not be transferred or assigned without our prior written consent, and the Warrant Shares will be freely tradable, subject to applicable securities laws. The Warrant was issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act, and any Warrant Shares that may be issued upon exercise of the Warrant are expected to be issued in reliance upon Section 4(a)(2) or Section 3(a)(9) of the Securities Act. Pursuant to the Warrant, we agreed to register for resale the Warrant Shares issuable to Oracle upon the exercise of the Warrant.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5—OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408 of Regulation S-K, except as follows:
On February 26, 2026, John Chambers, one of the Company’s directors and founder and Chief Executive Officer of JC2 Investments, LLC adopted a Rule 10b5-1 trading arrangement on behalf of JC Investments, LLC with an expiration date of February 26, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed) for the sale of up to 100,000 shares of common stock of the Company, subject to certain conditions.

ITEM 6—EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3		Amended and Restated Bylaws, as effective August 7, 2024	10-Q	001-38598	3.7	8/8/2024
4.1		Warrant, dated April 9, 2026, by and between Bloom Energy Corporation and Oracle Corporation, providing for the purchase of up to 3,531,073 shares of the Company’s Class A Common Stock	8-K	001-38598	4.1	4/13/2026
10.1	^ #	Offer Letter between the Company and Simon Edwards, dated March 18, 2026				Filed herewith
31.1
Certifications of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
31.2
Certifications of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed herewith
101.SCH		Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
#
Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant hereby undertakes to furnish an unredacted copy of the exhibit and a materiality and privacy and confidentiality analysis upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	April 28, 2026	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	April 28, 2026	By:	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Acting Principal Financial Officer and also Principal Accounting Officer)