Form 10-Q
period 2026-06-30
Bloom Energy Corp
filed 2026-07-28
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of July 22, 2026 was as follows:
Common Stock, $0.0001 par value, 294,527,346 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2026

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Bloom Energy,” “Bloom” and the “Company” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents[1]	$2,666,859	$2,454,108
Restricted cash	1,050	1,973
Accounts receivable, less allowance for credit losses of $2,998 and $460 as of June 30, 2026 and December 31, 2025, respectively[1,2]	458,126	371,796
Contract assets[3]	365,461	178,928
Inventories[1]	758,188	643,306
Deferred cost of revenue	67,273	30,651
Customer consideration asset[12]	90,967	—
Prepaid expenses and other current assets[1,4]	182,138	49,805
Total current assets	4,590,062	3,730,567
Property, plant and equipment, net[1]	443,388	398,507
Investments in unconsolidated affiliates[10]	28,090	10,037
Operating lease right-of-use assets[1]	106,475	108,541
Restricted cash	20,599	25,499
Contract assets[5]	62,837	62,258
Deferred cost of revenue	7,675	4,099
Customer consideration asset[12]	215,533	—
Other long-term assets[1,6]	153,742	57,203
Total assets	$5,628,401	$4,396,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$309,929	$203,129
Accrued warranty[7]	77,797	20,013
Accrued expenses and other current liabilities[1,8]	315,919	222,254
Deferred revenue and customer deposits[9]	327,145	100,975
Operating lease liabilities[1]	23,094	22,000
Financing obligations	62,034	51,308
Recourse debt	4,686	—
Non-recourse debt[1]	2,583	4,153
Total current liabilities	1,123,187	623,832
Deferred revenue and customer deposits	117,901	42,840
Operating lease liabilities[1]	102,730	106,935
Financing obligations	144,446	192,460
Recourse debt	2,470,704	2,613,726
Deferred profit in transactions with unconsolidated affiliates[11]	19,560	13,928
Other long-term liabilities	9,202	10,027
Total liabilities	$3,987,730	$3,603,748
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: 0.0001 par value; 600,000,000 shares authorized, and 293,354,001 shares and 280,045,459 shares issued and outstanding, at June 30, 2026 and December 31, 2025, respectively[13]	29	28
Additional paid-in capital	5,332,587	4,755,965
Accumulated other comprehensive income (loss)	347	(369)
Accumulated deficit	(3,720,965)	(3,986,983)
Total stockholders’ equity attributable to common stockholders	1,611,998	768,641
Noncontrolling interest	28,673	24,322
Total stockholders’ equity	$1,640,671	$792,963
Total liabilities and stockholders’ equity	$5,628,401	$4,396,711
1 We have a variable interest entity related to a joint venture in the Republic of Korea (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $76.1 million and $151.9 million as of June 30, 2026, and December 31, 2025, respectively.
3 Including amounts from related parties of $43.9 million and $3.0 million as of June 30, 2026, and December 31, 2025, respectively.
4 There was no related party balance as of June 30, 2026. Including amount from related parties of $1.2 million as of December 31, 2025.
5 Including amounts from related parties of $47.2 million and $48.8 million as of June 30, 2026, and December 31, 2025, respectively.
6 There was no related party balance as of June 30, 2026. Including amount from related parties of $6.0 million as of December 31, 2025.
7 Including amounts from related parties of $8.6 million and $0.8 million as of June 30, 2026, and December 31, 2025, respectively.
8 Including amounts from related parties of $2.5 million and $0.04 million as of June 30, 2026, and December 31, 2025, respectively.
9 Including amounts from related parties of $7.0 million and $6.9 million as of June 30, 2026, and December 31, 2025, respectively.
10 Represent related party investments in Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
11 Represent the excess of unrealized profit from sales to the Fund JVs over the carrying value of the related equity‑method investments (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
12 Represent related party upfront share‑based consideration payable to a customer’s customer (see Note 3 — Revenue Recognition in this Quarterly Report on Form 10-Q).
13 On May 27, 2026, the Company filed with the Delaware Secretary of State a Certificate of Second Amendment to its Restated Certificate of Incorporation which (among other things) renamed its Class A common stock as common stock and eliminated outdated references to Class B common stock. Prior to such amendment, the Company had 470,092,742 shares of Class B common stock authorized, but as of December 31, 2025, no such shares were issued or outstanding. References in this Quarterly Report on Form 10-Q to Class A common stock have been updated to refer to common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue:
Product	$935,413	$296,611	$1,588,761	$508,480
Installation	50,978	37,372	76,909	71,023
Service	69,023	54,449	130,902	107,997
Electricity	9,951	12,810	19,847	39,763
Total revenue[1]	1,065,365	401,242	1,816,419	727,263
Cost of revenue:
Product	593,957	198,746	1,023,189	338,319
Installation	52,829	38,224	87,909	71,539
Service	56,148	49,408	109,812	102,266
Electricity	6,859	7,741	14,393	19,309
Total cost of revenue	709,793	294,119	1,235,303	531,433
Gross profit	355,572	107,123	581,116	195,830
Operating expenses:
Research and development	58,873	40,768	115,722	81,380
Sales and marketing	43,045	24,066	81,484	46,331
General and administrative[2]	71,417	45,792	129,483	90,692
Total operating expenses	173,335	110,626	326,689	218,403
Income (loss) from operations	182,237	(3,503)	254,427	(22,573)
Interest income	20,881	6,623	41,482	15,176
Interest expense[3]	(8,906)	(14,440)	(17,510)	(28,851)
Equity in earnings (loss) of unconsolidated affiliates[4]	4,346	—	(12,656)	—
Other income, net	2,307	2,373	8,504	4,421
Loss on extinguishment of debt	—	(32,340)	—	(32,340)
(Loss) gain on revaluation of embedded derivatives	(539)	112	215	9
Income (loss) before income taxes	200,326	(41,175)	274,462	(64,158)
Income tax provision	1,470	1,017	1,915	1,448
Net income (loss)	198,856	(42,192)	272,547	(65,606)
Less: Net income attributable to noncontrolling interest	2,566	427	5,604	827
Net income (loss) attributable to common stockholders	$196,290	$(42,619)	$266,943	$(66,433)
Net earnings (loss) per share available to common stockholders:
Basic	$0.68	$(0.18)	$0.94	$(0.29)
Diluted	$0.62	$(0.18)	$0.85	$(0.29)
Weighted average shares used to compute net earnings (loss) per share available to common stockholders:
Basic	287,288	232,542	284,518	231,383
Diluted	323,331	232,542	323,649	231,383

1 Including related party revenue of $2.8 million and $376.1 million for the three and six months ended June 30, 2026, respectively, and $27.1 million and $29.9 million for the three and six months ended June 30, 2025, respectively.
2 There were no related party general and administrative expenses for the three and six months ended June 30, 2026. Including related party general and administrative expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.
3 There were no related party interest expense for the three and six months ended June 30, 2026. Including related party interest expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.
4 Represent related party equity in earnings (loss) of the Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income (loss)	$198,856	$(42,192)	$272,547	$(65,606)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment	(3,052)	2,702	(560)	3,064
Other comprehensive (loss) income, net of taxes	(3,052)	2,702	(560)	3,064
Comprehensive income (loss)	195,804	(39,490)	271,987	(62,542)
Less: Comprehensive income attributable to noncontrolling interest	2,134	1,665	4,351	2,104
Comprehensive income (loss) attributable to common stockholders	$193,670	$(41,155)	$267,636	$(64,646)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2026	284,207,963	$28	$4,835,729	$2,967	$(3,917,255)	$921,469	$26,539	$948,008
Issuance of restricted stock awards	873,862	—	—	—	—	—	—	—
Exercise of stock options	418,013	—	7,324	—	—	7,324	—	7,324
Stock-based compensation	—	—	51,554	—	—	51,554	—	51,554
Conversions of the Green Notes (Note 8)	5,699,932	1	126,468	—	—	126,469	—	126,469
Share-based consideration payable to customer’s customer (Note 3)	—	—	311,512	—	—	311,512	—	311,512
Issuance of common stock upon warrant exercise, including incremental shares (cashless) (Note 3)	2,154,231	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(2,620)	—	(2,620)	(432)	(3,052)
Net income	—	—	—	—	196,290	196,290	2,566	198,856
Balances at June 30, 2026	293,354,001	$29	$5,332,587	$347	$(3,720,965)	$1,611,998	$28,673	$1,640,671

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2025	231,969,446	$23	$4,502,881	$(2,270)	$(3,922,363)	$578,271	$23,184	$601,455
Issuance of restricted stock awards	1,679,509	—	—	—	—	—	—	—
Exercise of stock options	12,213	—	30	—	—	30	—	30
Stock-based compensation	—	—	29,188	—	—	29,188	—	29,188
Premium on convertible debt	—	—	28,247	—	—	28,247	—	28,247
Foreign currency translation adjustment	—	—	—	1,464	—	1,464	1,238	2,702
Net (loss) income	—	—	—	—	(42,619)	(42,619)	427	(42,192)
Balances at June 30, 2025	233,661,168	$23	$4,560,346	$(806)	$(3,964,982)	$594,581	$24,849	$619,430

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	280,045,459	$28	$4,755,965	$(369)	$(3,986,983)	$768,641	$24,322	$792,963
Issuance of restricted stock awards	3,032,439	—	—	—	—	—	—	—
ESPP purchase	644,651	—	8,073	—	—	8,073	—	8,073
Exercise of stock options	800,297	—	15,086	—	—	15,086	—	15,086
Stock-based compensation	—	—	100,410	—	—	100,410	—	100,410
Accrued dividend	—	—	—	—	(994)	(994)	—	(994)
Legal reserve	—	—	—	—	92	92	—	92
Conversions of the Green Notes (Note 8)	6,676,924	1	144,631	—	—	144,632	—	144,632
Share-based consideration payable to customer’s customer (Note 3)	—	—	308,422	—	—	308,422	—	308,422
Issuance of common stock upon warrant exercise, including incremental shares (cashless) (Note 3)	2,154,231	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	716	(23)	693	(1,253)	(560)
Net income	—	—	—	—	266,943	266,943	5,604	272,547
Balances at June 30, 2026	293,354,001	$29	$5,332,587	$347	$(3,720,965)	$1,611,998	$28,673	$1,640,671

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216
Issuance of restricted stock awards	3,723,916	—	—	—	—	—	—	—
ESPP purchase	630,607	—	6,417	—	—	6,417	—	6,417
Exercise of stock options	164,171	—	1,264	—	—	1,264	—	1,264
Stock-based compensation	—	—	61,759	—	—	61,759	—	61,759
Accrued dividend	—	—	—	—	(1,024)	(1,024)	—	(1,024)
Legal reserve	—	—	—	—	93	93	—	93
Premium on convertible debt	—	—	28,247	—	—	28,247	—	28,247
Foreign currency translation adjustment	—	—	—	1,787	—	1,787	1,277	3,064
Net (loss) income	—	—	—	—	(66,433)	(66,433)	827	(65,606)
Balances at June 30, 2025	233,661,168	$23	$4,560,346	$(806)	$(3,964,982)	$594,581	$24,849	$619,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$272,547	$(65,606)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,025	24,582
Non-cash lease expense	16,026	16,452
Equity in loss of unconsolidated affiliates	12,656	—
Stock-based compensation expense	100,432	59,338
Amortization of debt issuance costs	6,798	3,723
Loss on extinguishment of debt	—	32,340
Net gain on failed sale-and-leaseback transactions	(13,527)	(827)
Share-based consideration payable to customer’s customer (Note 3)[13]	1,922	—
Allowance for credit losses	3,080	—
Unrealized foreign currency exchange loss (gain)	2,474	(4,795)
Other[12]	87	45
Changes in operating assets and liabilities:
Accounts receivable[1]	(89,590)	(129,904)
Contract assets[2]	(187,654)	15,364
Inventories	(115,057)	(142,600)
Deferred cost of revenue	(40,046)	30,099
Prepaid expenses and other current assets[3]	(132,333)	6,134
Other long-term assets[4]	(96,640)	826
Operating lease right-of-use assets and operating lease liabilities[5]	(17,071)	(16,754)
Financing lease liabilities	255	982
Accounts payable[6]	100,422	52,790
Accrued warranty[7]	57,784	(4,566)
Accrued expenses and other current liabilities[8]	89,391	(22,586)
Deferred revenue and customer deposits[9]	301,232	(178,807)
Deferred profit with equity method investees and other long-term liabilities[10]	(171)	(23)
Net cash provided by (used in) operating activities	300,042	(323,793)
Cash flows from investing activities:
Purchase of property, plant and equipment	(77,823)	(21,504)
Proceeds from sale of property, plant and equipment	127	76
Investments in unconsolidated affiliates[11]	(22,796)	—
Net cash used in investing activities	(100,492)	(21,428)
Cash flows from financing activities:
Payment of debt issuance costs	(787)	(3,348)
Repayment of debt	(1,347)	—
Proceeds from financing obligations	4	—
Repayment of financing obligations	(11,816)	(5,465)
Proceeds from issuance of common stock	23,159	7,681
Dividend paid	(925)	(947)
Other	(5)	150
Net cash provided by (used in) financing activities	8,283	(1,929)
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	(905)	2,226
Net increase (decrease) in cash, cash equivalents, and restricted cash	206,928	(344,924)
Cash, cash equivalents, and restricted cash:
Beginning of period	2,481,580	950,971
End of period	$2,688,508	$606,047

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,676	$26,660
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	17,071	16,585
Operating cash flows from finance leases	225	169
Cash paid during the period for income taxes	2,192	775
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$10,773	$4,285
Derecognition of financing obligations	26,190	—
Recognition of operating lease right-of-use asset during the year-to-date period	7,792	3,711
Recognition of finance lease right-of-use asset during the year-to-date period	241	956
Unfunded investment commitment (Note 11)[14]	1,438	—
Conversions of the Green Notes (Note 8)	144,632	—
Premium on convertible debt	—	28,247
Face value of 2.5% Green Notes due August 2025 exchanged	—	112,769
Face value of additional 3.0% Green Notes due June 2029 issued in the Debt Exchange	—	115,725

1 Including changes in related party balances of $75.8 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.
2 Including changes in related party balances of $39.4 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.
3 Including changes in related party balances of $1.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.
4 Including changes in related party balances of $6.0 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
5 There were no related party balances as of June 30, 2026, and December 31, 2025. Including changes in related party balances of $0.2 million for the six months ended June 30, 2025.
6 There were no related party balances as of June 30, 2026, and December 31, 2025. Including changes in related party balances of $0.04 million for the six months ended June 30, 2025.
7 Including changes in related party balances of $7.8 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
8 Including changes in related party balances of $2.4 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.
9 Including changes in related party balances of $0.1 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.
10 Including changes in related party balances of $5.6 million for the six months ended June 30, 2026. There were no related party balances as of June 30, 2025, and December 31, 2024.
11 Represent related party investments in unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
12 Includes $0.1 million related party distributions received from unconsolidated affiliates for the six months ended June 30, 2026 (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
13 Represent related party consideration payable to customer’s customer (see Note 3—Revenue Recognition in this Quarterly Report on Form 10-Q).
14 Represents related party unfunded investment commitment pertaining to unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

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
Liquidity
We generated $300.0 million of positive operating cash flow and $254.4 million of operating income for the six months ended June 30, 2026. With the series of convertible debt offerings, debt extinguishments, debt exchanges, and conversions of convertible debt to equity completed since 2021, as of June 30, 2026, we had $2,475.4 million and $2.6 million of total outstanding recourse and non-recourse debt, respectively, $7.3 million and $2,470.7 million of which was classified as short-term debt and long-term debt, respectively. As of December 31, 2025, we had $2,613.7 million and $4.2 million of total outstanding recourse and non-recourse debt, respectively, $4.2 million and $2,613.7 million of which was classified as short-term debt and long-term debt, respectively.
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
Concentration of Risk
Geographic Risk—The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Server systems to other countries, primarily, the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”), and several European countries, namely Germany, UK and Italy. Revenue generated in the U.S. represented 90% of total revenue for both the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, revenue in the U.S. was 59% and 58%, respectively, of our total revenue.
Credit Risk—As of June 30, 2026, three customers*, the third of which was our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 36%, 34%, and 17% of accounts receivable. As of December 31, 2025, three customers*, the first of which was our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 41%, 17%, and 15% of accounts receivable. To date, we have not experienced any material credit losses from these customers*.
Customer Risk—During the three months ended June 30, 2026, revenue from two customers*, the second of which is our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 44% and 21% of our total revenue. During the six months ended June 30, 2026, revenue from one customer*, which is not our related party, accounted for approximately 73% of our total revenue.
During the three months ended June 30, 2025, four customers*, none of which are related parties, represented approximately 30%, 18%, 15%, and 11% of our total revenue. During the six months ended June 30, 2025, two customers*, neither of which are related parties, represented approximately 33% and 23% of our total revenue.
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

2. Summary of Significant Accounting Policies
Refer to the accounting policies described in Part II, Item 8, Note 2—Summary of Significant Accounting Policies in our 2025 Form 10-K.
Equity Method Accounting for Investments in Unconsolidated Affiliates
The distribution rights and priorities set forth in the LLC agreements governing the unconsolidated affiliates differ from Bloom’s underlying percentage ownership interests in those entities. Accordingly, we allocate income or loss from the unconsolidated affiliates using the hypothetical liquidation at book value (“HLBV”) method, which is an acceptable application of the equity method of accounting under Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures (“ASC 323”) when contractual cash distribution provisions differ from stated ownership percentages.
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
Recovery of Previously Paid Tariffs
We account for potential recoveries of previously paid import tariffs by applying the loss recovery model by analogy to ASC 410-30, Asset Retirement and Environmental Obligations—Environmental Obligations (“ASC 410‑30”). Consistent with ASC 410-30, which references the probability threshold in ASC 450-20, Loss Contingencies, we recognize a receivable for tariff refunds when recovery is deemed probable and the amount can be reasonably estimated. The recognized receivable is limited to the amount of tariff costs previously recognized in the condensed consolidated statements of operations. We do not recognize amounts in excess of such previously recognized costs.
We evaluate the probability of recovery based on all available evidence, including the status of refund processes, legal developments, and our intent and ability to pursue claims. If recovery is not considered probable, no asset is recorded. We reassess this conclusion each reporting period.
Recently Issued Accounting Pronouncements
Accounting Guidance Not Yet Adopted
In April 2026, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). This guidance requires entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock based on the dividend rate specified in the related agreement applied to the instrument’s liquidation preference. The amendments are intended to improve comparability by reducing diversity in practice related to the measurement of such dividends and do not affect the timing of recognition. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating ASU 2026-01 guidance and does not currently expect it to have a material impact on its condensed consolidated financial statements.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). This guidance establishes a comprehensive model for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments are intended to improve comparability and transparency by reducing diversity in practice related to accounting for these arrangements. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating ASU 2026-02 guidance and does not currently expect it to have a material impact on its condensed consolidated financial statements.
Refer to the other accounting guidance not yet adopted described in Part II, Item 8, Note 2—Summary of Significant Accounting Policies, section Accounting Guidance Not Yet Adopted in our 2025 Form 10-K. Based on our ongoing evaluation, we do not expect the adoption of new accounting guidance to have a material impact on our condensed consolidated financial statements.
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

3. Revenue Recognition
Contract Balances
The following table provides information about accounts receivables, contract assets, customer deposits and deferred revenue from contracts with customers (in thousands):

	June 30,	December 31,
	2026	2025

Accounts receivable	$458,126	$371,796
Contract assets	428,298	241,186
Customer deposits	360,568	78,207
Deferred revenue	84,478	65,608
Accounts receivable and contract assets increased by $86.3 million and $187.1 million, respectively, for the six months ended June 30, 2026, primarily due to the timing of billing milestones.
The increase in customer deposits of $282.4 million for the six months ended June 30, 2026, was primarily driven by receipt of new deposits associated with recently executed customer agreements and milestone payments on ongoing projects, partially offset by certain deposits becoming non-refundable.
For additional information on contract assets and liabilities, see Part II, Item 8, Note 3—Revenue Recognition, section Contract Balances in our 2025 Form 10-K.

Contract Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Beginning balance	$305,876	$143,619	$241,186	$145,162
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(92,071)	(63,017)	(90,403)	(85,069)
Revenue recognized and not billed as of the end of the period	214,493	49,196	277,515	69,705
Ending balance	$428,298	$129,798	$428,298	$129,798
Deferred Revenue
Deferred revenue activity during the three and six months ended June 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Beginning balance	$82,254	$59,008	$65,608	$66,304
Additions	672,440	321,035	1,300,441	530,920
Revenue recognized	(670,216)	(323,871)	(1,281,571)	(541,052)
Ending balance	$84,478	$56,172	$84,478	$56,172

For additional information on deferred revenue, see Part II, Item 8, Note 3—Revenue Recognition, section Deferred Revenue in our 2025 Form 10-K.
As of June 30, 2026, and December 31, 2025, we have unsatisfied performance obligations of $442.4 million and $394.4 million, respectively, primarily related to product sales and installation services. We expect to recognize the associated revenue within the next 1 to 2 years, consistent with customers’ project deployment schedules. In addition, as of June 30, 2026, and December 31, 2025, we had unsatisfied performance obligations of $51.7 million and $25.0 million, respectively, related mainly to deferred service contracts which we expect to recognize over the remaining contractual terms ranging from 1 to 25 years.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue from contracts with customers:
Product revenue	$935,413	$296,611	$1,588,761	$508,480
Installation revenue	50,978	37,372	76,909	71,023
Service revenue	69,023	54,449	130,902	107,997
Electricity revenue	5,332	7,824	10,575	28,018
Total revenue from contract with customers	1,060,746	396,256	1,807,147	715,518
Revenue from contracts that contain leases:
Electricity revenue	4,619	4,986	9,272	11,745
Total revenue	$1,065,365	$401,242	$1,816,419	$727,263
Commitment to Issue Share-Based Consideration Payable to Customer’s Customer
On October 28, 2025, in connection with the partnership between the Company and Oracle Corporation (“Oracle”) to provide on-site solid state power for AI data centers, subject to the negotiation of a warrant mutually acceptable to the Company and Oracle, we agreed to issue to Oracle a warrant (the “Warrant”) to purchase up to an aggregate of 3,531,073 shares of common stock, with an exercise price of $113.28 per share, which was the closing market price on October 28, 2025. For additional details on the Warrant, see Part II, Item 8, Note 3—Revenue Recognition, section Commitment to Issue Share-Based Consideration Payable to Customer’s Customer in our 2025 Form 10-K.
On April 9, 2026 (the “Grant Date”), the Warrant was issued. The Warrant was fully vested upon issuance, immediately exercisable in whole or in part, at any time during the six months from the Grant Date and was classified as equity. Consistent with ASC 606 and ASC 718, Compensation—Stock Compensation (“ASC 718”), as clarified by ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, we remeasured the fair value of the Warrant as of the Grant Date. The fair value of the Warrant was determined using a Black-Scholes option pricing model in accordance with ASC 718’s fair value measurement framework. The following weighted-average assumptions were used to estimate the fair value of the Warrant on April 9, 2026, and the commitment to issue the Warrant on December 31, 2025:

	April 9,	December 31,
	2026	2025

Risk-free interest rate	3.7%	3.6%
Expected term (years)	0.5	0.5
Expected dividend yield	—	—
Expected volatility	115.0%	96.2%
As of the Grant Date and December 31, 2025, the estimated fair value of the Warrant and the commitment to issue the Warrant was $251.6 million and $55.9 million, respectively. Following the Grant Date, the fair value of the Warrant was fixed, and is accounted for as consideration payable to a customer’s customer, recognized as a reduction of revenue as the underlying Energy Server systems sold under the Oracle arrangement are delivered.
On May 1, 2026 (the “Exercise Date”), Oracle completed a cashless exercise of the Warrant, resulting in the issuance of 1,905,433 shares of our common stock. Under the terms of the warrant agreement, Oracle could elect either net or gross settlement. Because the net settlement would result in 1.4 million fewer shares being issued than a gross settlement, we agreed to issue Oracle an additional 248,798 shares of common stock as an inducement for Oracle to elect net settlement. These incremental shares represented additional consideration with a fair value of $72.3 million. As a result, the aggregate fair value of the shares issued upon exercise of the Warrant, including the incremental shares, was $324.4 million.
Prior to the Grant Date, $12.9 million had been recognized in Additional Paid-in Capital. During the second quarter of 2026 we recorded an incremental $311.0 million to Additional Paid-in Capital, with corresponding debits to current and long-term Customer Consideration Asset of $91.0 million and $215.5 million, respectively, and revenue reduction of $5.0 million and $1.9 million for the three and six months ended June 30, 2026, respectively. Customer Consideration Asset represents upfront share‑based consideration payable to a customer’s customer and is amortized as a reduction of revenue as the underlying Energy Server systems sold under the Oracle arrangement are delivered.
As of June 30, 2026, $17.9 million has been recognized on a cumulative basis as a reduction of revenue related to the Warrant.

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	June 30,	December 31,
	2026	2025
As Held:
Cash	$469,707	$94,997
Money market funds	2,218,801	2,386,583
	$2,688,508	$2,481,580
As Reported:
Cash and cash equivalents	$2,666,859	$2,454,108
Restricted cash	21,649	27,472
	$2,688,508	$2,481,580

5. Fair Value
Our accounting policy for the fair value measurement of cash equivalents and embedded Escalation Protection Plan (“EPP”) derivatives is described in Part II, Item 8, Note 2—Summary of Significant Accounting Policies in our 2025 Form 10-K.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The tables below set forth, by level, our financial assets and liabilities that are accounted for at fair value for the respective periods. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measured at Reporting Date Using
June 30, 2026	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$2,218,801	$—	$—	$2,218,801
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$4,899	$4,899

	Fair Value Measured at Reporting Date Using
December 31, 2025	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$2,386,583	$—	$—	$2,386,583
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,607	$5,607
The changes in the Level 3 financial liabilities during the six month ended June 30, 2026, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2025	$5,607
EPP liability settlement	(493)
Changes in fair value	(215)
Liabilities at June 30, 2026	$4,899
In March 2026, according to an EPP agreement with one of our customers, we paid $0.5 million, which was recorded as a reduction to our balance of embedded EPP derivative liability as of June 30, 2026.
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

	June 30, 2026		December 31, 2025
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
0% Convertible Senior Notes due November 2030[1]	$2,447,915	$4,622,764	$2,442,091	$2,140,536
3.0% Green Convertible Senior Notes due June 2029[1]	26,697	355,528	73,473	313,740
3.0% Green Convertible Senior Notes due June 2028[1]	778	10,524	98,162	456,764
Non-recourse:
4.6% Term Loan due October 2026	2,583	2,888	2,769	3,009
4.6% Term Loan due April 2026	$—	$—	$1,384	$1,550
1 The increase in fair value primarily reflects the rise in the Company’s stock price.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025

Raw materials	$451,117	$351,757
Work-in-progress	83,031	125,036
Finished goods	224,040	166,513
	$758,188	$643,306
The inventory reserves were $32.5 million and $39.3 million as of June 30, 2026, and December 31, 2025, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025

Project-related equity investment[1]	$50,000	$—
Tariff refund receivable[2]	32,389	—
Vendor advances[3]	32,109	750
Receivables from employees[4]	22,411	2,507
Tax receivables	7,639	4,509
Prepaid hardware and software maintenance	6,816	6,327
Interest receivable	5,919	6,029
Prepaid deferred commissions	3,789	3,049
Prepaid managed services	3,510	4,705
Prepaid rent	1,840	60
Prepaid corporate insurance	1,666	5,182
Deferred expenses	819	1,559
Prepaid medical insurance	532	232
Deposits made	336	376
Prepaid workers compensation	221	796
Other prepaid expenses and other current assets	12,142	13,724
	$182,138	$49,805
1 Represents consideration paid to acquire an option to purchase a 100% ownership interest in the shares of an unaffiliated third-party entity associated with a customer project arrangement. The investment is accounted for under ASC 321, Investments in Equity Securities. We expect to transfer or otherwise realize the asset within the next three months through related assignment or reimbursement arrangements and we do not expect to retain an equity or other long-term ownership interest in the underlying project or project entity.
2 As of June 30, 2026, we had identified approximately $37.4 million of recoverable import tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”), all of which had been recognized in Cost of product revenue. Approximately $5.0 million of such amounts had been refunded as of June 30, 2026. Bloom concluded that recovery of the remaining $32.4 million was probable and reasonably estimable and, accordingly, recognized a tariff refund receivable for that amount. The receivable is limited to tariff costs previously recognized in earnings and reflects management’s assessment of recoverable amounts based on the status of claims and other information available as of the reporting date. Our estimate of recoverable amounts is based on currently available information, including the status of claims and applicable refund procedures. The ultimate amount and timing of recoveries may differ from the amounts recorded due to uncertainties in the refund process and potential legal or administrative developments.
3 Vendor advances increased primarily due to advance payments made to certain suppliers under commercial arrangements related to future purchases of goods and services.
4 Receivables from employees increased primarily due to higher commission advances associated with increased sales bookings.

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025

Vehicles, machinery and equipment	$222,483	$203,731
Energy Server systems	143,843	165,629
Construction-in-progress	140,360	83,067
Leasehold improvements	132,818	129,665
Buildings	53,751	53,156
Computers, software and hardware	36,301	34,761
Furniture and fixtures	11,225	11,090
	740,781	681,099
Less: accumulated depreciation	(297,393)	(282,592)
	$443,388	$398,507
Depreciation expense related to property, plant and equipment was $13.7 million and $27.0 million for the three and six months ended June 30, 2026, respectively.
Depreciation expense related to property, plant and equipment was $12.6 million and $24.6 million for the three and six months ended June 30, 2025, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025

Vendor advances[1]	$111,374	$17,374
Deferred commissions	22,122	19,109
Deferred expenses	7,769	8,111
Deferred financing costs	3,310	3,412
Deposits made	2,373	3,001
Deferred tax asset	1,872	1,780
Long-term lease receivable	1,845	2,193
Prepaid managed services	1,315	1,316
Prepaid and other long-term assets	1,762	907
	$153,742	$57,203
1 Vendor advances increased primarily due to advance payments made to certain suppliers under commercial arrangements related to future purchases of goods and services.

Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025

Product performance	$16,790	$16,791
Product warranty[1]	61,007	3,222
	$77,797	$20,013
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2025	$20,013
Accrued warranty, net[1] and product performance liabilities	71,630
Product performance expenditures during the period	(13,846)
Balances at June 30, 2026	$77,797
1 Includes a specific warranty reserve of $58.3 million, which is accounted for as an assurance-type warranty and recognized within cost of product revenue.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025

General invoice and purchase order accruals	$169,290	$76,909
Compensation and benefits	75,920	97,571
Accrued installation	28,315	14,278
Sales-related liabilities	18,005	12,031
Sales tax liabilities	6,774	10,054
Accrued legal expenses	4,842	2,599
Interim VAT liability	2,087	281
Provision for income tax	2,050	2,115
Unfunded investment commitment (Note 11)	1,438	—
Accrued consulting expenses	1,430	1,475
Finance lease liability	1,351	1,370
Deferred profit in transactions with unconsolidated affiliates	1,022	—
Accrued restructuring costs	889	482
Current portion of derivative liabilities	846	1,353
Interest payable	729	913
Other	931	823
	$315,919	$222,254
Preferred Stock
As of June 30, 2026, and December 31, 2025, we had 20,000,000 shares of preferred stock authorized, with a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding as of June 30, 2026, and December 31, 2025.

7. Investments in Unconsolidated Affiliates
The Company and Brookfield Asset Management (“Brookfield”) have entered into joint venture structures which are housed in an AI Infrastructure Fund created by Brookfield (the “AI Fund”). For details, see Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in our 2025 Form 10-K. We account for each investment in both the AI Fund JVs and JVs outside the AI Fund (the “Other JVs”) (collectively, the “Fund JVs”) as an investment under the equity method of accounting in accordance with ASC 323. The AI Fund and Brookfield hold the remaining ownership interests and serve as the primary beneficiaries; accordingly, both the AI Fund JVs and the Other JVs are not consolidated by us. As of June 30, 2026, and December 31, 2025, we hold equity interests in the following Fund JVs:

	June 30,	December 31,
	2026	2025

AI Fund JVs
Bolt US Class A JVCo LLC	9.9%	9.9%
Bolt US JVCo LLC	9.9%	9.9%
Other JVs
ORC HoldCo LLC	15.0%	15.0%
Our maximum exposure to loss from the involvement with the Fund JVs as of June 30, 2026 is $68.8 million. This amount consists of: (i) the carrying amount of our equity investments, totaling $28.1 million, (ii) remaining unfunded capital commitments of $20.2 million, and (iii) deferred profit related to sales to the Fund JVs of $20.6 million. Our total capital commitment to the Fund JVs as of June 30, 2026 is $77.3 million. For details related to our maximum exposure to loss from the involvement with the Fund JVs and our capital commitments, see Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in our 2025 Form 10-K.
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
We record our share of profit from sales of our products to the Fund JVs as a reduction of equity in earnings (loss) of unconsolidated affiliates. This share of profit reduces the carrying amount of our investments in unconsolidated affiliates. To the extent the cumulative reduction of equity in earnings (loss) of unconsolidated affiliates exceed the investment’s carrying amount, the excess is presented as either Deferred profit in transactions with unconsolidated affiliates, or Accrued expenses and other current liabilities, based on the expected timing of realization. The deferred profit reverses (increasing equity in earnings (loss) of unconsolidated affiliates and restoring the investment balance) as profit is realized over the remaining useful life through depreciation of the underlying assets. As of June 30, 2026, and December 31, 2025, the deferred profit balances were $20.6 million and $13.9 million, of which $19.6 million and $13.9 million were classified as a noncurrent liability, respectively. During the six months ended June 30, 2026, we recognized $12.7 million of equity‑method losses from unconsolidated affiliates. Of this amount, $14.0 million related to the elimination of intra‑entity profit on asset sales in accordance with ASC 323, which will be recognized over the useful lives of the underlying assets as they are depreciated, and $1.3 million related to the allocation of losses from the Fund JVs under the HLBV method.
Changes in the investment balance for the six months ended June 30, 2026, were as follows (in thousands):

Balances at December 31, 2025	$10,037
Current period investment in unconsolidated affiliates	24,234
Equity in loss of unconsolidated affiliates	(12,656)
Cash distributions received	(140)
Deferred profit in transactions with unconsolidated affiliates	5,632
Accrued expenses and other current liabilities	983
Balances at June 30, 2026	$28,090

Management evaluates each investment in each of the Fund JVs for impairment in accordance with ASC 323. No indicators of impairment were identified related to the investments as of June 30, 2026, and December 31, 2025.

8. Outstanding Loans and Security Agreements
The following is a summary of our debt as of June 30, 2026 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

0% Convertible Senior Notes due November 2030	$2,500,000	$—	$2,447,915	$2,447,915	0.0%	November 2030	Company
3.0% Green Convertible Senior Notes due June 2029	26,971	3,908	22,789	26,697	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	787	778	—	778	3.0%	June 2028	Company
Total recourse debt	2,527,758	4,686	2,470,704	2,475,390
4.6% Term Loan due October 2026	2,583	2,583	—	2,583	4.6%	October 2026	Korean JV
Total non-recourse debt	2,583	2,583	—	2,583
Total debt	$2,530,341	$7,269	$2,470,704	$2,477,973

The following is a summary of our debt as of December 31, 2025 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

0% Convertible Senior Notes due November 2030	$2,500,000	$—	$2,442,091	$2,442,091	0.0%	November 2030	Company
3.0% Green Convertible Senior Notes due June 2029	75,125	—	73,473	73,473	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	99,655	—	98,162	98,162	3.0%	June 2028	Company
Total recourse debt	2,674,780	—	2,613,726	2,613,726
4.6% Term Loan due October 2026	2,769	2,769	—	2,769	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,384	1,384	—	1,384	4.6%	April 2026	Korean JV
Total non-recourse debt	4,153	4,153	—	4,153
Total debt	$2,678,933	$4,153	$2,613,726	$2,617,879

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values reflect unamortized deferred financing costs, including the initial purchasers’ discounts, where applicable, and premiums or discounts associated with our debt, if any. We and all of our subsidiaries were in compliance with all financial covenants as of June 30, 2026, and December 31, 2025.

Recourse Debt Facilities

	0% Convertible Senior Notes due November 2030 ( “the 0% Notes”)	3.0% Green Convertible Senior Notes due June 2029 ( “the 3.0% Green Notes due June 2029”)	3.0% Green Convertible Senior Notes due June 2028 ( “the 3.0% Green Notes due June 2028”)

Issuance date/Indenture date[1]	November 4, 2025	May 29, 2024	May 16, 2023
Aggregate principal amount issued	$2,500.0 million	$402.5 million	$632.5 million
Initial purchasers’ discount[2]	$50.0 million	$12.1 million	$15.8 million
Other issuance costs[2]	$9.9 million	$0.7 million	$3.9 million
Net proceeds received	$2,440.1 million	$389.7 million	$612.8 million
Due date[3]	November 15, 2030	June 1, 2029	June 1, 2028
Greenshoe option[4]	$300.0 million	$52.5 million	$82.5 million
Senior, unsecured obligations	Yes	Yes	Yes
Interest rate and payment schedule	Do not bear regular interest and will not accrete in principal amount over time	3.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024	3.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2023
Redemption date[5]	November 20, 2028	June 7, 2027	June 5, 2026
Conversion date[6]	August 15, 2030[7]	March 1, 2029[7]	March 1, 2028[7]
Conversion trigger quarter-end date[6]	March 31, 2026[8]	September 30, 2024[8]	September 30, 2023[8]
Initial conversion rate, shares of common stock per $1,000 principal amount of notes[9]	5.1290	47.9795	53.0427
Initial conversion price, per share of common stock[9]	$194.97	$20.84	$18.85
Incremental shares under Make-Whole Fundamental Change[10], shares of common stock per $1,000 principal amount[9]	2.6926	15.5932	22.5430
The maximum number of shares into which the notes could have been potentially converted if the conversion features were triggered:
as of June 30, 2026	19,554,000	1,714,619	59,486
as of December 31, 2025	19,554,000	4,775,899	7,532,493
Effective interest rate	0.5%	1.1%	4.2%
Customary provisions relating to the occurrence of Events of Default	See footnote 11	See footnote 11	See footnote 11
Classification of net carrying value in condensed consolidated balance sheets.
as of June 30, 2026	Long-term liability	Short- and Long-term liability	Short-term liability
as of December 31, 2025	Long-term liability	Long-term liability	Long-term liability
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
5 We may not redeem the notes prior to the specified redemption date, subject to a partial redemption limitation. We may elect to redeem, at face value, all or any portion of the notes at any time, and from time to time, on or after the specified redemption date, and on or before the twenty-first (for the 0% Notes and the

3.0% Green Notes due June 2029), or the forty-sixth (for the 3.0% Green Notes due June 2028) scheduled trading day immediately before the maturity date, provided the share price for our common stock exceeds 130% of the conversion price at redemption.
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
7 Subject to the Trading Price Condition, the noteholders may convert their notes during the five consecutive business days immediately after any ten consecutive trading day period (for the 0% Notes) or the five business days immediately after any five consecutive trading day period (for the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028, collectively referred to as the “Green Notes”) in which the trading price per $1,000 principal amount of the notes, as determined following a request by a holder of the notes, for each day of that period is less than 98% of the product of the closing price of our common stock and the then applicable conversion rate. From and after the specified conversion date, the noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Should the noteholders elect to convert their notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our common stock, $0.0001 par value per share, or a combination thereof, at our election. Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Induced Conversions of the Existing Notes in our 2025 Form 10-K for details of the conversion of the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 in the fourth quarter of the fiscal year 2025.
8 The Closing Price Condition for the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 was met during the three months ended March 31, 2026, and accordingly, such noteholders could convert their notes during the quarter ended June 30, 2026 (see section Conversions of the Green Notes below). The Closing Price Condition for the 0% Notes was not met during the three months ended March 31, 2026, and accordingly, such noteholders could not convert their notes during the quarter ended June 30, 2026.
9 The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Also, we may increase the conversion rate at any time if our Board of Directors determines it is in the best interests of the Company or to avoid or diminish income tax to holders of common stock. In addition, if certain corporate events that constitute a Make-Whole Fundamental Change, occur, then the conversion rate applicable to the conversion of the notes will, in certain circumstances, increase by up to the specified incremental shares of common stock per $1,000 principal amount of notes for a specified period of time.
10 Make-Whole Fundamental Change means (i) a Fundamental Change, that includes certain change-of-control events relating to us, certain business combination transactions involving us and certain delisting events with respect to our common stock, or (ii) the sending of a redemption notice with respect to the notes.
11 The notes contain certain customary provisions relating to the occurrence of Events of Default, as defined in the underlying indentures. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us occurs, then the principal amount of, and all accrued and unpaid interest (regular interest, where applicable, special interest or additional interest, if any) on all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the underlying indentures consists exclusively of the right of the noteholders to receive special interest for up to 360 days (on the 0% Notes) or up to 180 days (on the Green Notes) at a specified rate per annum not exceeding 0.5% on the principal amount of the notes.

The total interest expense recognized related to our notes for the three and six months ended June 30, 2026 and 2025, comprised of contractual interest expense and amortization of debt issuance costs, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Contractual interest expense
0% Convertible Senior Notes due November 2030	$—	$—	$—	$—
3.0% Green Convertible Senior Notes due June 2029	542	3,481	1,105	6,500
3.0% Green Convertible Senior Notes due June 2028	738	4,744	1,159	9,488
2.5% Green Convertible Senior Notes due August 2025	—	351	—	1,069
	$1,280	$8,576	$2,264	$17,057

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Amortization of the initial purchasers’ discount and other issuance costs
0% Convertible Senior Notes due November 2030	$2,976	$—	$5,953	$—
3.0% Green Convertible Senior Notes due June 2029	111	765	232	1,399
3.0% Green Convertible Senior Notes due June 2028	100	979	244	1,958
2.5% Green Convertible Senior Notes due August 2025	—	120	—	366
	$3,187	$1,864	$6,429	$3,723

Total interest expense related to our notes
0% Convertible Senior Notes due November 2030	$2,976	$—	$5,953	$—
3.0% Green Convertible Senior Notes due June 2029	653	4,246	1,337	7,899
3.0% Green Convertible Senior Notes due June 2028	838	5,723	1,403	11,446
2.5% Green Convertible Senior Notes due August 2025	—	471	—	1,435
	$4,467	$10,440	$8,693	$20,780
To date, there have been no events necessitating the recognition of special interest expense related to our notes.
The amount of unamortized debt issuance costs of our notes as of June 30, 2026, and December 31, 2025, was as follows (in thousands):

	June 30,	December 31,
	2026	2025

Unamortized debt issuance costs
0% Convertible Senior Notes due November 2030	$52,085	$57,909
3.0% Green Convertible Senior Notes due June 2029	274	1,652
3.0% Green Convertible Senior Notes due June 2028	10	1,493
	$52,369	$61,054
Capped Calls
Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Capped Calls in our 2025 Form 10-K for discussion of privately negotiated capped call transactions in connection with the pricing of the 3.0% Green Notes due June 2028.
Conversions of the Green Notes
During the six months ended June 30, 2026, the Green Notes became eligible for conversion after the satisfaction of the Closing Price Condition specified in the underlying indentures for such notes. During the six months ended June 30, 2026, holders elected to convert approximately $147.0 million aggregate principal amount of the Green Notes. Under the conversion provisions of the respective indentures for the Green Notes, and consistent with our obligation to settle conversions in cash, shares of common stock, or a combination thereof, we issued 6,676,924 shares of common stock during the period. As of June 30, 2026, an additional 877,687 shares of common stock related to converted Green Notes had not yet been issued and remained unsettled.
Following the conversions, the outstanding carrying value of the 3.0% Green Notes due June 2028 and 3.0% Green Notes due June 2029 decreased by $97.6 million and $47.0 million, respectively. As a result, we recognized $144.6 million in Additional paid-in capital in our condensed consolidated balance sheets. The impact on other line items within our condensed consolidated balance sheets and our condensed consolidated statements of operations was not material. No gain or loss was recognized in connection with the conversions.
We will continue to assess conversion eligibility each fiscal quarter in accordance with the conditions described in the Indentures governing the Green Notes.
Redemption of the 3.0% Green Notes due June 2028
On June 9, 2026, we issued a notice of redemption (the “Redemption Notice”) for all the remaining outstanding 3.0% Green Notes due June 2028 pursuant to the indenture dated May 16, 2023 governing such notes (the “Indenture”). The redemption date was scheduled for July 10, 2026 (the “Redemption Date”).
In accordance with the terms of the Indenture, holders had the right to convert their notes at any time from the date of the Redemption Notice until the close of business on the business day immediately preceding the Redemption Date. Any notes not converted would be redeemed for cash at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date.
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
As of June 30, 2026, and December 31, 2025, no amounts were drawn under the facility. As of June 30, 2026, $90.0 million of standby letters of credit had been issued under the facility, reducing available borrowings to $510.0 million.
The total interest expense recognized related to the Revolving Credit Facility for the three and six months ended June 30, 2026 and 2025, represented by deferred financing costs amortization, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Amortization of deferred financing costs	$184	$—	$367	$—
The amount of unamortized deferred financing costs of the Revolving Credit Facility as of June 30, 2026, and December 31, 2025, was as follows (in thousands):

	June 30,	December 31,
	2026	2025

Unamortized deferred financing costs	$3,310	$3,412
Deferred financing costs are included within Other long-term assets on our condensed consolidated balance sheets.
We are subject to financial covenants, including minimum interest coverage and maximum leverage ratios, and Bloom was in compliance with all covenants as of June 30, 2026, and December 31, 2025. Proceeds of borrowings under the Revolving Credit Facility may be used for working capital, capital expenditures, permitted acquisitions, and other general corporate purposes. We have not triggered any springing maturity provisions under the Revolving Credit Facility as of the date of the issuance of this Quarterly Report on Form 10-Q. The facility provides enhanced liquidity for general corporate purposes, including strategic initiatives.
Non-recourse Debt Facilities
For discussion of our non-recourse debt, refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Non-recourse Debt Facilities in our 2025 Form 10-K.

On April 11, 2026, the non-recourse 4.6% Term Loan due April 2026 of the Korean JV with an outstanding principal balance of $1.3 million was repaid. The repayment did not result in any gain or loss.
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of June 30, 2026 (in thousands):

Remainder of 2026	$7,370
2027	—
2028	—
2029	22,971
2030	2,500,000
2031	—
Thereafter	—
$2,530,341
For the three and six months ended June 30, 2026, interest expense of $8.9 million and $17.5 million, respectively, including total interest expense related to our debt of $4.6 million and $8.8 million, respectively, was recorded in Interest expense on our condensed consolidated statements of operations.
For the three and six months ended June 30, 2025, interest expense of $14.4 million and $28.9 million, respectively, including total interest expense related to our debt of $10.5 million and $20.9 million, respectively, was recorded in Interest expense on our condensed consolidated statements of operations.

9. Leases
Facilities, Energy Server Systems, and Vehicles
For the three and six months ended June 30, 2026, rent expenses for all occupied facilities were $4.4 million and $9.8 million, respectively. For the three and six months ended June 30, 2025, rent expenses for all occupied facilities were $5.3 million and $10.5 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities as of June 30, 2026, and December 31, 2025, were as follows (in thousands):

	June 30,	December 31,
	2026	2025

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$106,475	$108,541
Current operating lease liabilities	(23,094)	(22,000)
Non-current operating lease liabilities	(102,730)	(106,935)
Total operating lease liabilities	(125,824)	(128,935)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	4,432	4,932
Current finance lease liabilities[5]	(1,351)	(1,370)
Non-current finance lease liabilities[6]	(3,395)	(3,848)
Total finance lease liabilities	(4,746)	(5,218)
Total lease liabilities	$(130,570)	$(134,153)

1 These assets primarily include leases for facilities, Energy Server systems, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
6 Included in other long-term liabilities in the condensed consolidated balance sheets.
The components of our lease costs for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating lease costs	$8,223	$8,019	$16,332	$15,923
Financing lease costs:
Amortization of right-of-use assets	732	214	756	391
Interest on lease liabilities	109	89	226	171
Total financing lease costs	841	303	982	562
Short-term lease costs[1]	(553)	607	55	1,237
Total lease costs	$8,511	$8,929	$17,369	$17,722
1 The negative amount reflects the reclassification of certain lease-related costs to restructuring expenses in connection with a facility closure.
Weighted average remaining lease terms and discount rates for our leases as of June 30, 2026, and December 31, 2025, were as follows:

	June 30,	December 31,
	2026	2025

Weighted average remaining lease term:
Operating leases	5.7 years	6 years
Finance leases	3.6 years	3.8 years
Weighted average discount rate:
Operating leases	10.4%	10.5%
Finance leases	9.0%	9.0%
Future lease payments under lease agreements as of June 30, 2026, were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2026	$17,237	$867
2027	35,119	1,664
2028	29,913	1,376
2029	23,279	1,061
2030	21,192	529
2031	15,302	9
Thereafter	28,058	—
Total minimum lease payments	170,100	5,506
Less: amounts representing interest or imputed interest	(44,276)	(760)
Present value of lease liabilities	$125,824	$4,746

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
There were no new successful sale-and-leaseback transactions for the three and six months ended June 30, 2026 and 2025. The recognized operating lease expenses from legacy successful sale-and-leaseback transactions for the three and six months ended June 30, 2026, were $3.4 million and $6.7 million, respectively. The recognized operating lease expenses from legacy successful sale-and-leaseback transactions for the three and six months ended June 30, 2025, were $3.4 million and $6.8 million, respectively.
Operating lease right-of-use assets from legacy successful sale-and-leaseback transactions as of June 30, 2026, and December 31, 2025, were $34.6 million and $39.0 million, respectively. Operating lease liabilities from legacy successful sale-and-leaseback transactions as of June 30, 2026, and December 31, 2025, were $37.8 million and $42.2 million, including long-term operating lease liability of $27.9 million and $32.9 million, respectively. Financing obligations from legacy successful sale-and-leaseback transactions as of June 30, 2026, and December 31, 2025, were $7.7 million and $8.9 million, including long-term financing obligations of $5.1 million and $6.5 million, respectively.
As of June 30, 2026, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2026	$11,237
2027	17,930
2028	12,270
2029	7,642
2030	5,889
2031	4,063
Thereafter	9,944
Total minimum lease payments	68,975
Less: imputed interest	(30,821)
Present value of net minimum lease payments	38,154
Less: current financing obligations	(9,115)
Long-term financing obligations	$29,039
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $206.5 million and $243.8 million as of June 30, 2026, and December 31, 2025, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Server systems at the end of the lease and the remainder recognized as either a net gain or net loss at that point. For the three and six months ended June 30, 2026, we recognized $4.1 million and $13.5 million net gain on failed sale-and-leaseback transactions, respectively, in Other income, net on our condensed consolidated statements of operations. There were no net loss or net gain on failed sale-and-leaseback transactions for the three and six months ended June 30, 2025.

10. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us.

2012 Equity Incentive Plan
Under our 2012 Equity Incentive Plan (the “2012 Plan”), as of June 30, 2026, and December 31, 2025, stock options to purchase 1,672,079 and 2,110,523 shares of common stock were outstanding with a weighted average exercise price of $25.58 and $25.67 per share, respectively, and no shares were available for future grant. The 2012 Plan has been canceled but continues to govern outstanding option grants under the 2012 Plan.
2018 Equity Incentive Plan
Under the 2018 Equity Incentive Plan (the “2018 Plan”), as of June 30, 2026, and December 31, 2025, stock options to purchase 3,337,688 and 3,925,002 shares of common stock were outstanding, respectively, with a weighted average exercise price of $10.46 and $10.15 per share, respectively. As of June 30, 2026, and December 31, 2025, 10,101,219 and 12,292,948 restricted stock units (“RSUs”) and performance stock units (“PSUs”) that may be settled for common stock, which were granted pursuant to the 2018 Plan, respectively, were outstanding. As of June 30, 2026, and December 31, 2025, we had 51,053,994 and 39,709,996 shares reserved for issuance under the 2018 Plan, respectively.
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
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Cost of revenue	$9,675	$5,714	$20,080	$10,543
Research and development	13,034	7,913	26,192	15,740
Sales and marketing	14,424	5,320	27,888	9,830
General and administrative	19,269	11,230	39,246	26,266
	$56,402	$30,177	$113,406	$62,379
For the three and six months ended June 30, 2026 and 2025, stock-based compensation expense capitalized on inventory and deferred cost of goods sold was not material.

Stock Option and Stock Award Activity
Stock Options
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2025	5,741,283	$15.92	4.5	$406,957
Exercised	(800,297)	18.43
PSOs adjustment	69,027	—
Forfeited / Expired	(246)	30.96
Balances at June 30, 2026	5,009,767	15.54	4.4	1,427,979
Vested and expected to vest at June 30, 2026	4,825,745	15.69	4.3	1,385,040
Exercisable at June 30, 2026	3,666,393	$17.40	3.1	$1,046,020
During the three and six months ended June 30, 2026, we recognized $1.2 million and $2.5 million of stock-based compensation costs for stock options, respectively. During the three and six months ended June 30, 2025, we recognized $1.2 million and $2.6 million of stock-based compensation costs for stock options, respectively.
No stock options were granted during the three and six months ended June 30, 2026. and three months ended June 30, 2025. During the six months ended June 30, 2025, we granted 100,000 stock options, represented by performance-based stock options (“PSOs”) issued to a non-executive employee. PSOs have a 10-year term, an exercise price equal to the fair market value of our common stock on the date of grant, and vest either at the end of three-year performance period, or over a three- or four-year requisite service period.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

Six Months Ended June 30,
2025

Risk-free interest rate	4.1%
Expected term (years)	6.1
Expected dividend yield	—
Expected volatility	93.4%
During the three and six months ended June 30, 2026, the intrinsic value of stock options exercised were $106.2 million and $155.4 million, respectively. During the three and six months ended June 30, 2025, the intrinsic value of stock options exercised were $1.9 million and $3.1 million, respectively.
As of June 30, 2026, and December 31, 2025, we had unrecognized compensation costs related to unvested stock options of $3.3 million and $5.1 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 0.8 years and 1.3 years, respectively. Cash received from stock options exercised totaled $7.3 million and $15.1 million for the three and six months ended June 30, 2026, respectively. Cash received from stock options exercised totaled $0.1 million and $1.3 million for the three and six months ended June 30, 2025, respectively.

Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2025	12,292,948	$25.74
Granted	1,142,215	177.23
Vested	(3,032,439)	19.72
Forfeited	(301,505)	30.19
Unvested Balance at June 30, 2026	10,101,219	$44.54
The estimated fair value of RSUs and PSUs is based on the fair market value of our common stock on the date of grant. For the three and six months ended June 30, 2026, we recognized $45.0 million and $88.2 million of stock-based compensation costs for stock awards, respectively. For the three and six months ended June 30, 2025, we recognized $25.9 million and $54.7 million of stock-based compensation costs for stock awards, respectively.
As of June 30, 2026, and December 31, 2025, we had $401.1 million and $277.1 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted-average period of 1.8 years and 2.0 years, respectively.
Executive Awards
The Company granted awards under the 2018 Plan to certain executive officers during 2026.
On June 15, 2026, the Company granted PSUs to its Chief Executive Officer (the “CEO Award”). The CEO Award vests in full at the end of a 3.5-year performance period (cliff vesting), subject to the achievement of specified annual performance targets and the CEO’s continued employment through the vesting date. Any shares issued upon vesting and settlement of the CEO Award, net of shares withheld to satisfy applicable tax withholding obligations, will be subject to a mandatory post-vesting holding period and generally may not be sold, transferred, assigned, pledged, hypothecated or otherwise disposed of prior to December 31, 2031, subject to certain limited exceptions. Stock-based compensation expense for the CEO Award is recognized over the 3.5-year performance period based on the Company’s current estimate of the likelihood of achieving the applicable performance targets.
On May 20, 2026, the Company granted PSUs and RSUs to its newly appointed Chief Financial Officer and one other executive officer. On February 25, 2026, the Company granted PSUs and RSUs to certain other executive officers (collectively, the “2026 Executive Awards”).
The RSUs are subject to service-based vesting. For the Chief Financial Officer, one-third of the RSUs vest on April 15, 2027, and the remaining two-thirds vest in equal quarterly installments over the following two years. For certain other executive officers, 40% of the RSUs vest on March 1, 2027, and the remaining 60% vest in equal quarterly installments over the subsequent two years.
The PSUs included in the 2026 Executive Awards vest in full at the end of a three-year performance period (cliff vesting), subject to the achievement of specified annual performance targets and the executive’s continued employment through the vesting date. Stock-based compensation expense for the RSUs is recognized over the requisite service period based on the service-based vesting terms, while expense for the PSUs is recognized over the applicable three-year performance period based on the Company’s current estimate of the likelihood of achieving the applicable performance targets.

For details on the 2021—2025 Executive Awards and the Replacement Awards, refer to Part II, Item 8, Note 10—Stock-Based Compensation and Employee Benefit Plans, section Executive Awards in our 2025 Form 10-K.
The unamortized compensation expense for the 2021—2026 Executive Awards, the CEO Award, and the Replacement Awards was as follows (in millions):

	June 30,	December 31,
	2026	2025

2026 Executive Awards and the CEO Award	$106.0	$—
2025 Executive Awards	14.1	19.9
2024 Executive Awards and the Replacement Awards	56.5	77.4
2023 Executive Awards	0.2	0.6
2022 Executive Awards	0.1	0.3
2021 Executive Awards	—	0.6
Plan Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2025	39,709,996
Added to plan	11,934,957
Granted	(1,124,673)
Cancelled/Forfeited	534,027
Balances at June 30, 2026	51,053,994
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 10—Stock-Based Compensation and Employee Benefit Plans, section 2018 Employee Stock Purchase Plan in our 2025 Form 10-K.
During the three and six months ended June 30, 2026, we recognized $5.4 million and $9.7 million of stock-based compensation costs for the 2018 ESPP, respectively. During the three and six months ended June 30, 2025, we recognized $2.1 million and $4.5 million of stock-based compensation costs for the 2018 ESPP, respectively.
We issued 644,651 and 630,607 shares for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, we added an additional 2,983,739 and 2,494,717 shares, respectively. There were 20,333,033 and 17,993,945 shares available for issuance as of June 30, 2026, and December 31, 2025, respectively.
As of June 30, 2026, and December 31, 2025, we had $15.4 million and $8.6 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.6 years and 0.6 years, respectively.

We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Risk-free interest rate	3.4%—3.6%	4.2%—4.3%	3.4%—4.1%	4.1%—5.0%
Expected term (years)	0.5—2.0	0.5—2.0	0.5—2.0	0.5—2.0
Expected dividend yield	—	—	—	—
Expected volatility	96.7%—110.4%	81.5%—115.2%	80.5%—110.4%	66.2%—115.2%

11. Related Party Transactions
There have been no changes in related party relationships during the three and six months ended June 30, 2026.
Our operations include the following related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Total revenue from related parties[1]	$2,818	$27,077	$376,081	$29,860
General and administrative expenses[2]	—	198	—	371
Interest expense[3]	—	49	—	96
Equity in (earnings) loss of unconsolidated affiliates[4]	(4,346)	—	12,656	—
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
4 Represent equity in (earnings) loss of the Fund JVs. Cash distributions from the Fund JVs during the six months ended June 30, 2026, were $0.1 million. Cash distributions from the Fund JVs during the three months ended June 30, 2026, were inconsequential (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

Below is the summary of outstanding related party balances as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025

Accounts receivable	$76,092	$151,932
Contract assets, current	43,861	2,967
Customer consideration asset, current[1]	90,967	—
Prepaid expenses and other current assets	—	1,247
Investments in unconsolidated affiliates	28,090	10,037
Contract assets, non-current	47,224	48,763
Customer consideration asset, non-current[1]	215,533	—
Other long-term assets	—	5,968
Accrued warranty	8,571	799
Accrued expenses and other current liabilities[2]	2,460	39
Deferred revenue and customer deposits, current	6,992	6,879
Deferred profit in transactions with unconsolidated affiliates	19,560	13,928
1 See Note 3—Revenue Recognition—Commitment to Issue Share-Based Consideration Payable to Customer’s Customer in this Quarterly Report on Form 10-Q for additional information.
2 Includes an unfunded investment commitment of $1.4 million related to the Fund JVs and $1.0 million of excess of unrealized profit from sales to the Fund JVs over the carrying value of the related equity‑method investments (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
SK ecoplant Joint Venture
For information on SK ecoplant Joint Venture, see Part II, Item 8, Note 12—Related Party Transactions, section SK ecoplant Joint Venture in our 2025 Form 10-K.
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$8,333	$25,820
Accounts receivable	18,265	576
Inventories	18,977	33,075
Prepaid expenses and other current assets	15,517	5,688
Total current assets	61,092	65,159
Property and equipment, net	1,204	1,454
Operating lease right-of-use assets	847	1,134
Other long-term assets	302	210
Total assets	$63,445	$67,957

	June 30,	December 31,
	2026	2025

Liabilities
Current liabilities:
Accounts payable	$10,183	$16,342
Accrued expenses and other current liabilities	38,391	19,179
Operating lease liabilities	513	516
Non-recourse debt	2,583	4,153
Total current liabilities	51,670	40,190
Operating lease liabilities	186	484
Total liabilities	$51,856	$40,674

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers—As of June 30, 2026, we had non-cancelable purchase commitments of $16.4 million with component suppliers and third-party manufacturers, which are expected to be fulfilled beyond the next 12 months. As of December 31, 2025, we had no non-cancelable purchase commitments with component suppliers and third-party manufacturers, which are expected to be fulfilled beyond the next 12 months. For additional information on purchase commitments with suppliers and contract manufacturers, see Part II, Item 8, Note 13—Commitments and Contingencies, section Commitments in our 2025 Form 10-K.
Performance Guarantees—We paid $5.4 million and $13.8 million for the three and six months ended June 30, 2026, respectively, and $3.0 million and $14.6 million for the three and six months ended June 30, 2025, respectively, for guarantees that we provide customers on the output performance of our Energy Server systems. For additional information on performance guarantees, see Part II, Item 8, Note 13—Commitments and Contingencies, section Commitments in our 2025 Form 10-K.
Letters of Credit—We have outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as Restricted Cash in our condensed consolidated balance sheets. As of June 30, 2026, and December 31, 2025, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations were $20.9 million and $26.6 million, respectively.
In April 2026, we issued in the ordinary course of business additional standby letters of credit totaling $100.0 million, including $90.0 million issued under our Revolving Credit Facility and $10.0 million issued through other arrangements, each with an expiration date of April 1, 2027.
Pledged Funds—In 2019, pursuant to the PPA IIIb repowering of the Energy Server systems, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. These funds will be released to us by the end of 2026 as long as the Energy Server systems continue to perform in compliance with our warranty obligations. As of June 30, 2026, and December 31, 2025, the balance of the restricted cash fund was $0.7 million and $0.9 million, respectively.
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

14. Income Taxes
For the three and six months ended June 30, 2026, we recorded an income tax provision of $1.5 million and $1.9 million on pre-tax income of $200.3 million and $274.5 million for effective tax rates of 0.7% and 0.7%, respectively.
For the three and six months ended June 30, 2025, we recorded an income tax provision of $1.0 million and $1.4 million on pre-tax losses of $41.2 million and $64.2 million for effective tax rates of (2.5)% and (2.3)%, respectively.
The effective tax rate for the three and six months ended June 30, 2026 and 2025, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
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
We calculate basic earnings per share by dividing net income attributable to common stockholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding stock options and awards, the Warrant (see Note 3—Revenue Recognition in this Quarterly Report on Form 10-Q), shares issued in conjunction with the Company’s ESPP by applying the treasury stock method, and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes by applying the if-converted method, except where the impact would be anti-dilutive. For diluted earnings per share, we also adjust the numerator for interest expense on convertible debt, net of the related income tax effect, when assuming conversion under the if-converted method.
The following table provides a reconciliation of the numerator and the denominator used in computing basic and diluted earnings per share attributable to common stockholders (in thousands, except net earnings per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator for basic earnings per share:
Net income (loss) attributable to common stockholders	$196,290	$(42,619)	$266,943	$(66,433)
Net income (loss), numerator—basic	$196,290	$(42,619)	$266,943	$(66,433)

Numerator for diluted earnings per share:
Net income (loss) attributable to common stockholders	$196,290	$(42,619)	$266,943	$(66,433)
Add: debt interest cost, net of taxes	4,280	—	8,635	—
Net income (loss), numerator—diluted	$200,570	$(42,619)	$275,578	$(66,433)

Denominator for basic earnings per share:
Weighted average common shares outstanding	287,288	232,542	284,518	231,383

Denominator for diluted earnings per share:
Weighted average common shares outstanding—basic	287,288	232,542	284,518	231,383
Effect of dilutive securities:
Convertible notes	19,598	—	20,449	—
Warrant (Note 3)	423	—	213	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Stock options and awards	16,022	—	18,469	—
Weighted average common shares outstanding—diluted	323,331	232,542	323,649	231,383

Net earnings per share available to common stockholders:
Basic	$0.68	$(0.18)	$0.94	$(0.29)
Diluted	$0.62	$(0.18)	$0.85	$(0.29)
The following common stock equivalents were excluded from the computation of our earnings per share available to common stockholders, diluted, for the three and six months ended June 30, 2025, as their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025

Convertible notes	59,214	59,575
Stock options and awards	6,766	7,200
	65,980	66,775

16. Subsequent Events
In May 2026, we made a $50.0 million payment to acquire contractual rights under an option arrangement. Under the related agreements, in July 2026 the rights were assigned to a Brookfield vehicle, and such vehicle agreed to make a $50.0 million payment to us upon their exercise of the option and acquisition of the underlying project. In the event the Brookfield vehicle does not proceed with the acquisition or in certain other events, Brookfield may put the option rights back to the original holder, Oracle, with Bloom receiving recovery of the $50.0 million through corresponding contractual arrangements. Bloom is not intended to retain a long-term ownership interest in the underlying assets or participate in the project’s long-term economics. See Part I, Item 1, Note 6—Balance Sheet Components in this Quarterly Report on Form 10-Q.
The redemption of the 3.0% Green Notes due June 2028 was completed on July 10, 2026.
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
Developments With Respect to Factors Affecting Our Performance
Freight, Logistics and Transportation Costs
Global freight and logistics markets remained volatile during the first half of fiscal year 2026, with continued pressure on ocean, ground and specialized heavy-equipment transportation rates. While transportation availability improved relative to peak levels experienced in prior years, higher fuel prices, labor costs, and routing inefficiencies related to geopolitical conditions contributed to elevated logistics costs. In addition, on a selective basis we also incurred higher logistics costs in connection with expediting deliveries of materials and supplies by air carrier to manufacture, and deliver our Energy Server products to meet customer timelines.
Given the size, weight, and modular configuration of Bloom Energy Server systems and related balance‑of‑plant components, changes in freight pricing can meaningfully affect our cost of revenues and project-level margins, particularly for large multi-megawatt deployments and international shipments. We continue to pursue mitigation strategies including negotiating indexed freight arrangements where feasible, renegotiating air freight rates, optimizing factory-to-site routing, consolidating shipments, and increasing regional sourcing; however, there can be no assurance that such actions will fully offset future freight rate increases, especially in periods of elevated demand or fuel price volatility.
Supply Chain Update
Since the discussion of our supply chain contained in Part 1, Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations, section Other Factors Affecting our Performance in our 2025 Form 10-K, although throughout 2026 there has been a general worldwide shortage of electronic components, we have continued to not experience significant component shortages, electronic or otherwise to date. Approaches we have taken as we continue to scale our manufacturing include supplier diversification and qualifying multiple suppliers for single or limited source components, enhancing our predictive analytics capabilities, and employing flexible sourcing strategies. As we continue to scale our business, we have been pro-active in working with our suppliers to ensure continued adequacy of supply while also maintaining our quality standards. Such strategies have included entering into long-term contracts, non-cancelable purchase orders and, in select cases, take-or-pay contracts where demand for such items is competitive and where components are highly dependent upon underlying scarce commodity items. We do not currently anticipate experiencing supply chain shortages which would impact our 2026 production forecast; however, we cannot give assurances as to potential future developments or their related impacts.
On July 8, 2026, a report was published by a short seller containing allegations regarding, among other things, our supply chain, including the sourcing and sufficiency of certain raw materials used in our products. As stated in our Current Report on Form 8-K furnished on July 9, 2026, we rejected the report’s conclusions regarding our supply chain, and we believe we have sufficient supply of the relevant raw materials to meet our current fuel cell demand and backlog. Publications of this nature, whether or not accurate, have resulted in significant volatility in the trading price of our common stock, and we cannot predict whether similar publications may occur in the future or their potential impacts. We have incurred, and may continue to incur, costs in connection with evaluating and responding to the report, and any related inquiries or demands could result in additional costs and divert management’s attention. See Part II, Item 1A, “Risk Factors.”

Continuing Impact of Tariffs
During the year ended December 31, 2025, pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. government announced significant additional tariffs on products imported from various countries, including countries where we source materials used in our Energy Server products. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were unlawful and required refunds of such tariffs collected, which refunds we are also separately pursuing. However, following the Supreme Court’s decision, the U.S. presidential administration invoked other laws to collect tariffs and announced new temporary ten percent tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Following the expiration of such temporary tariffs, in late July 2026 the U.S. presidential administration imposed new tariffs of 10% to 12.5% targeting imports from approximately 60 economies which covers almost all U.S. imports. Certain materials which we require, such as imports of steel, aluminum, copper, and derivative metal products continue to be subject to their own separate tariff regime.
There remains uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatility in the demand for our Energy Server products, and increased economic or geopolitical risks, which could adversely impact our business, financial condition, and results of operations, materially or in ways that we cannot predict.
Commodity Pricing Volatility
Commodity input pricing remained an important factor affecting our cost structure during the first half of fiscal year 2026. Certain raw materials and components used in our fuel cell stacks, power electronics, structural assemblies, and balance‑of‑plant systems—including steel alloys, specialty metals, electronic components, natural gas‑linked inputs, and rare earth‑dependent materials experienced price fluctuations. While we do not generally purchase commodities directly at spot prices, supplier pricing may reflect changes in underlying commodity indices over time. Increases in commodity prices may not be immediately recoverable through customer pricing due to contractual arrangements, competitive dynamics, or fixed‑price project structures, creating potential margin pressure. We utilize supplier diversification, long‑term sourcing agreements, inventory planning, and selective contractual pass‑through mechanisms where available to mitigate commodity cost risks; however, sustained or rapid commodity price increases could adversely affect our results of operations.
Inflationary Pressures on Parts and Labor
Although headline inflation moderated compared to prior periods, inflationary pressures have continued to persist across several cost categories relevant to our business during the first half of fiscal year 2026, including certain electrical parts and components, labor, manufacturing and field installation services. Wage inflation in skilled manufacturing and technical field labor categories, coupled with higher costs for third‑party contractors, continued to exert upward pressure on our operating expenses and cost of revenues. In addition, increases in insurance, regulatory compliance, and professional services costs contributed to higher overhead compared to prior periods. General inflationary impacts on labor and services are passed on to us by our suppliers through increased prices for parts. We seek to manage inflationary impacts through productivity initiatives, automation, supplier negotiations, selective price adjustments, and ongoing cost‑reduction programs. However, the timing and extent of these mitigations may not fully align with the pace of cost increases, particularly in periods of rapid scale‑up or accelerated deployment schedules.
Developments with Respect to Installation of our Energy Server Products
Since the discussion of the delivery and installation of our Energy Server systems contained in our 2025 Form 10-K under Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Delivery and Installation, we have sought to evolve Bloom’s approach to installation to a consult only model, particularly for large load sites where we request our customers to utilize one of our certified third party installers for the equipment installation and project construction work and we operate as consultants to such certified installers as to Bloom Energy server products. Through its operating history, Bloom has developed working relationships with established engineering, procurement and construction (“EPC”) companies. We recently instituted a certified third-party installation program where we train these established EPC companies on the installation of our Energy Server product and then provide certification based on their proven installation capabilities as to our Energy Server. Purchasers of our Energy Server product are then able to select their preferred third-party EPC provider from our certified installer list, and negotiate and enter into installation agreements directly with the EPC company. Bloom is available to provide consulting services for the installation of its Energy Server product. Our preferred installation partners undergo a rigorous qualification process prior to selection based upon criteria such as experience with Bloom’s product, other energy infrastructure installation experience, balance sheet, reputation, and safety record. Following selection, such EPC companies undergo extensive training on our Energy Server systems and its proper installation.
Increasing Opposition to Data Center Development
Opposition to data center development has been increasing. For example, in July 2026, the governor of New York state signed an executive order to create a moratorium on new hyperscale data centers that included temporarily pausing State environmental permits for up to one year in order to build a regulatory framework to address concerns which have been expressed by consumers and communities in the State related to matters such as utility rates and the environment. Prolonged and widespread opposition to data center development due to ratepayer impacts, environmental concerns, noise, and other expressed strains on local communities may have longer term adverse impacts on our business. In addition to potential direct impacts such as adversely affecting the size of this target market or causing project cancellations, additional indirect impacts may include (among other things) further increasing the sales and installation cycle, increasing the time, cost, expense, and complexity of obtaining required permits for the development, and reducing government support and incentives for such developments, any of which may also have adverse impacts on our business, financial condition, and operating results. Despite recent increasing opposition to data center development, demand for our Energy Server systems in connection with such developments has continued to be robust, particularly in light of our Energy Server’s near-zero criteria pollutants, low water usage and lower CO2 emissions than the combustion generation it displaces on the margin. In addition, installation of our islanded systems serving the power demands of the data center helps to insulate the local community from adverse effects on utility rates. We believe the release of a future regulatory framework in New York state or other jurisdictions could provide further competitive advantages to our Energy Server systems by further limiting the ability to use other traditional alternatives for power. The benefits of such data center developments utilizing our Energy Server systems which bring jobs, infrastructure, and other economic benefits need to be balanced against the identified concerns.
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
Liquidity and Capital Resources
Overview of Liquidity Position
As of June 30, 2026, and December 31, 2025, we had unrestricted cash and cash equivalents of $2,666.9 million and $2,454.1 million, respectively. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $2,218.8 million and $2,386.6 million as of June 30, 2026, and December 31, 2025, respectively. We seek to maintain these balances with high credit quality counterparties, regularly monitor the amount of our credit exposure to any one issuer and diversify our investments in order to minimize our exposure.

As of June 30, 2026, and December 31, 2025, we had $2,475.4 million and $2,613.7 million of recourse debt, $2.6 million and $4.2 million of non-recourse debt, and $9.2 million and $10.0 million of other long-term liabilities, respectively. As of June 30, 2026, and December 31, 2025, $7.3 million and $4.2 million of our debt were classified as short-term, respectively, and $2,470.7 million and $2,613.7 million of our debt were classified as long-term, respectively. For a complete description of our outstanding debt, please see Part I, Item 1, Note 8—Outstanding Loans and Security Agreements in this Quarterly Report on Form 10-Q.
Capital Markets Activity
In October 2025, in connection with our partnership with Oracle to provide on-site solid state power for AI data centers, subject to the negotiation of a warrant mutually acceptable to us and Oracle, we agreed to issue to Oracle a warrant (the “Warrant”) to purchase up to an aggregate of 3,531,073 shares of our common stock, with an exercise price of $113.28 per share, which was the closing market price of our common stock on October 28, 2025. We and Oracle agreed that (i) the expiration date of the Warrant would be six (6) months from the date of the issuance of the Warrant, (ii) the Warrant would include customary anti-dilution adjustments, transfer restrictions and exercise procedures, and (iii) the Warrant would not entitle the holder to any voting rights, dividends or other rights as a stockholder of the Company prior to the exercise and settlement of the Warrant. The Warrant and the shares underlying the Warrant were expected to be issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
On April 9, 2026, we issued the Warrant pursuant to the previously disclosed strategic partnership agreement with Oracle. The Warrant was fully vested upon issuance, immediately exercisable in whole or in part, at any time during six months from the grant date. On May 1, 2026, Oracle performed a cashless exercise of the Warrant. As a result of the cashless exercise, we issued 1,905,433 shares of our common stock on a net basis. Under the terms of the warrant agreement, Oracle could elect either net or gross settlement. Because net settlement would result in 1.4 million fewer shares being issued than a gross settlement, we agreed to issue Oracle an additional 248,798 shares of common stock as an inducement for Oracle to elect net settlement. These incremental shares represented additional consideration with a fair value of $72.3 million.
Revolving Credit Facility
For information on a senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”) which we entered into on December 19, 2025, see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Revolving Credit Facility in our 2025 Form 10-K. As of June 30, 2026, and December 31, 2025, no amounts were drawn under the Revolving Credit Facility. As of June 30, 2026, the $90.0 million letter of credit sub-facility under our Revolving Credit Facility was fully utilized, reducing our available borrowing capacity to $510.0 million.
Near-Term Liquidity Outlook and Financing Flexibility
The combination of our cash and cash equivalents and cash flow expected to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or not received in a timely manner to meet our near-term or future liquidity needs, we may require additional equity or debt financing to fund our operations, manufacturing capacity, product development, and market expansion initiatives, as well as to respond to competitive pressures or strategic opportunities. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. There were no factoring arrangements during the three and six months ended June 30, 2026 and 2025. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit our financial and operational flexibility. Although we currently do not have any floating-rate notes on our balance sheet, our overall cost of capital may increase if interest rates rise and we refinance our fixed-rate convertible notes. If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders could experience dilution in their ownership percentage, and any new securities may have rights, preferences, and privileges senior to those of our common stock.
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
Project-Related Option Arrangement
In May 2026, we made a $50 million payment to acquire contractual rights under an option arrangement. Under the related agreements, in July 2026 the rights were assigned to a Brookfield Asset Management (“Brookfield”) vehicle, and such vehicle agreed to make a $50 million payment to us upon their exercise of the option and acquisition of the underlying project. In the event the Brookfield vehicle does not proceed with the acquisition or in certain other events, Brookfield may put the option rights back to the original holder, Oracle, with Bloom receiving recovery of the $50 million through corresponding contractual arrangements. Bloom is not intended to retain a long-term ownership interest in the underlying assets or participate in the project’s long-term economics. See Part I, Item 1, Note 6—Balance Sheet Components in this Quarterly Report on Form 10-Q.
Cash Flow Analysis
A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025

Net cash provided by (used in):
Operating activities	$300,042	$(323,793)
Investing activities	(100,492)	(21,428)
Financing activities	8,283	(1,929)
Operating Activities
Our operating activities consisted of net income adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash provided by operating activities for the six months ended June 30, 2026, was primarily due to business‑driven changes in working capital totaling $88.2 million. These changes included:
•A $276.7 million increase in accounts receivable and contract assets, which grew due to the timing of milestone billings and customer acceptance cycles.
•A $226.2 million increase in deferred revenue and customer deposits, primarily driven by a higher level of new customer deposits compared to the prior year period. This reflected the timing and mix of system deployments, including a lower proportion of projects without significant upfront billings. Deferred revenue increased modestly compared to the prior year period;
•A $132.3 million increase in prepaid expenses and other current assets due to upfront service‑related payments aligned with expanding field service activity, and $50.0 million payment in connection with the assignment of certain option rights related to a customer project arrangement;
•A $115.1 million increase in inventory. Inventory increased as we built additional units to support future customer demand and to manage lead times in our supply chain; and
•A $36.5 million increase in deferred cost of revenue as associated systems reached acceptance milestones during the reporting quarter.
These movements were partially offset by a $247.6 million benefit from the timing of vendor payments.
Net cash provided by operating activities for the six months ended June 30, 2026, was $300.0 million, representing a $623.8 million increase compared to the prior year period. The year-over-year change in operating assets and liabilities was primarily driven by: (i) an increase of $172.3 million attributable to contract assets, (ii) an increase of $167.7 million attributable to accounts payable and accrued expenses, (iii) an increase of $126.2 million attributable to prepaid expenses and other current assets, (iv) an increase of $122.4 million attributable to deferred revenue and customer deposits, (v) an increase of $95.8 million attributable to other long-term assets, and (vi) an increase of $9.9 million attributable to deferred cost of revenue, partially offset by (a) a decrease of $40.3 million attributable to accounts receivable, and (b) a decrease of $27.5 million attributable to inventories. These working‑capital variances represent gross movements and therefore do not reconcile directly to the total year‑over‑year change in net cash provided by operating activities, which also reflects non‑cash adjustments and other operating items included in the reconciliation from net income to operating cash flows.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity, and investments in unconsolidated affiliates. Cash used in investing activities during the six months ended June 30, 2026, was $100.5 million, an increase of $79.1 million compared to the prior year period. The increase was primarily due to a $22.8 million investment in the joint ventures between the Company and Brookfield (see Part I, Item 1, Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q), and a $56.3 million increase in expenditures on tenant improvements for a leased engineering and manufacturing facility in Fremont, California, which opened in July 2022. We expect to continue to make capital investments to expand production capacity at our manufacturing facilities in Fremont, California and Delmarva, Delaware. These investments, which include the purchase of new equipment and tenant improvements, are part of our strategic plan to continually increase capacity to meet orders and customer deliver requirements. The magnitude and timing of these capital expenditures will depend on implementation milestones, supplier lead times, and customer demand. We intend to fund these capital expenditures from cash on hand as well as cash flow expected to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Our financing activities consist of payment of debt and debt issuance costs, repayments of/proceeds from financing obligations, proceeds from issuance of our common stock, payment of dividends and other cash flows from financing activities. Net cash provided by financing activities during the six months ended June 30, 2026, was $8.3 million, an increase of $10.2 million compared to the prior year period, predominantly due to (i) a $15.5 million increase in proceeds from issuance of common stock, and (ii) a decrease in cash outflows of $1.2 million for repayment of debt and debt issuance costs, partially offset by a $6.4 million increase in repayment of financing obligations.
Net cash provided by financing activities for the six months ended June 30, 2026, consisted primarily of (i) the proceeds from issuance of common stock of $23.2 million, (ii) the repayment of financing obligations of $11.8 million, (iii) repayment of debt of $1.3 million, (iv) payment of dividends of $0.9 million, and (v) payment of debt issuance cost of $0.8 million.
We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through issuing the 0% Notes. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, and Part I, Item 1A, Risk Factors—Risks Related to Our Liquidity—Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs in our 2025 Form 10-K, for more information regarding the terms of and risks associated with our debt.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Purchase and Financing Options in our 2025 Form 10-K.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Server systems. The portion of total revenue attributable to each purchase option for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Direct purchase (including third-party PPAs and international channels)	99%	97%	99%	97%
Managed services	1%	3%	1%	3%

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
Since the discussion of the delivery and installation in our 2025 Form 10-K, we have sought to evolve our approach to installation to a consult only model, particularly for large load sites where we request our customers to utilize one of our certified third party installers for the equipment installation and project construction work and we operate as consultants to such certified installers as to Bloom Energy Server Product. See Part I, Item 2, section Developments With Respect to Factors Affecting Our Performance, subsection Developments with Respect to Installation of our Energy Server Products in this Quarterly Report on Form 10-Q for additional information.
Performance Guarantees
As of June 30, 2026, and December 31, 2025, we had incurred no liabilities due to failure to repair or replace the Energy Server systems pursuant to any performance warranties made under the O&M Agreements (“O&M Agreements”).
For the O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $846.1 million (including $473.2 million related to portfolio financing entities and $372.9 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $468.9 million as of June 30, 2026. For the three and six months ended June 30, 2026, we made performance guarantee payments of $5.4 million and $13.8 million, respectively. For the three and six months ended June 30, 2025, we made performance guarantee payments of $3.0 million and $14.6 million, respectively.
International Channel Partners
There were no significant changes in our international channel partners during the three and six months ended June 30, 2026. For information on international channel partners, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section International Channel Partners in our 2025 Form 10-K.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025, is presented below.
Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Product	$935,413	$296,611	$638,802	215.4%	$1,588,761	$508,480	$1,080,281	212.5%
Installation	50,978	37,372	13,606	36.4%	76,909	71,023	5,886	8.3%
Service	69,023	54,449	14,574	26.8%	130,902	107,997	22,905	21.2%
Electricity	9,951	12,810	(2,859)	(22.3)%	19,847	39,763	(19,916)	(50.1)%
Total revenue	$1,065,365	$401,242	$664,123	165.5%	$1,816,419	$727,263	$1,089,156	149.8%

Total Revenue
Total revenue increased by $664.1 million and $1.1 billion, or 165.5% and 149.8%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was primarily driven by higher product revenue, which increased by $638.8 million and $1.1 billion, an increase in service revenue by $14.6 million and $22.9 million, and an increase in installation revenue by $13.6 million and $5.9 million, respectively. These increases were partially offset by decreases in electricity revenue of $2.9 million and $19.9 million for the three and six months ended June 30, 2026, respectively.
Product Revenue
Product revenue increased by $638.8 million and $1.1 billion, or 215.4% and 212.5%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was primarily due to stronger demand for our power solutions to meet the time‑to‑power needs of a growing market, including a significant deployment for a large AI infrastructure customer and multiple projects executed through the joint venture with Brookfield.
Installation Revenue
Installation revenue increased by $13.6 million and $5.9 million, or 36.4% and 8.3%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was driven by the timing of achieving key project milestones on sites requiring full Bloom installations. Depending on customer requirements, Bloom may provide a full-scope installation solution, which results in higher installation revenue, or the customer may engage a third-party installation partner, resulting in lower installation revenue for Bloom. Installation revenue may vary based on several factors, including the scope of installation services provided by Bloom, customer and project mix, the economics of underlying projects, and the timing of milestone execution.
Service Revenue
Service revenue increased by $14.6 million and $22.9 million, or 26.8% and 21.2%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was primarily attributable to higher revenue from maintenance contracts associated with our fleet of Energy Server systems, which contributed $17.3 million and $26.7 million for the three and six months ended June 30, 2026, respectively. This increase was partially offset by higher product performance guarantee costs of $3.0 million and $4.6 million for the same periods.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue decreased by $2.9 million and $19.9 million, or 22.3% and 50.1%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2026, was primarily due to lower straight-line electricity revenue resulting from repowering of certain Managed Services related sites. The decrease for the six months ended June 30, 2026, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner in the first quarter of fiscal year 2025, as well as lower straight-line electricity revenue resulting from repowering of certain Managed Services related sites.
Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Product	$593,957	$198,746	$395,211	198.9%	$1,023,189	$338,319	$684,870	202.4%
Installation	52,829	38,224	14,605	38.2%	87,909	71,539	16,370	22.9%
Service	56,148	49,408	6,740	13.6%	109,812	102,266	7,546	7.4%
Electricity	6,859	7,741	(882)	(11.4)%	14,393	19,309	(4,916)	(25.5)%
Total cost of revenue	$709,793	$294,119	$415,674	141.3%	$1,235,303	$531,433	$703,870	132.4%

Total Cost of Revenue
Total cost of revenue increased by $415.7 million and $703.9 million, or 141.3% and 132.4%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was primarily driven by higher cost of product revenue, which increased by $395.2 million and $684.9 million, an increase in installation cost of revenue by $14.6 million and $16.4 million, and an increase in service cost revenue by $6.7 million and $7.5 million, respectively. These increases were partially offset by decreases in electricity cost of revenue of $0.9 million and $4.9 million for the three and six months ended June 30, 2026, respectively.
Cost of Product Revenue
Cost of product revenue increased by $395.2 million and $684.9 million, or 198.9% and 202.4%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. Product costs increased primarily due to higher sales volumes driven by increased demand for our power solutions, an increase in product warranty, and an increase in stock-based compensation. The increase was partially offset by (i) lower material, labor, and overhead costs resulting from ongoing manufacturing efficiency improvements and increased automation and (ii) the recognition of a $37.4 million recovery of previously paid import tariffs during the period.
Cost of Installation Revenue
Cost of installation revenue increased by $14.6 million and $16.4 million, or 38.2% and 22.9%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was driven by the timing of achieving key project milestones on sites requiring full Bloom installations. Depending on customer requirements, Bloom may provide a full-scope installation solution, which results in higher installation costs, or the customer may engage a third-party installation partner, resulting in lower installation costs for Bloom. Installation costs may vary based on several factors, including the scope of installation services provided by Bloom, customer and project mix, the economics of underlying projects, and the timing of milestone execution.
Cost of Service Revenue
Cost of service revenue increased by $6.7 million and $7.5 million, or 13.6% and 7.4%, for the three and six months ended June 30, 2026, respectively. The increase for the three months ended June 30, 2026, was primarily attributable to higher deployment of field replacement units, which increased costs by $1.1 million, and increased maintenance expenses of $0.9 million, partially offset by cost reduction initiatives associated with fleet optimization efforts. The increase for the six months ended June 30, 2026, was primarily attributable to increased maintenance expenses of $1.0 million, partially offset by a $2.1 million reduction in costs from lower deployment of field replacement units and our cost reduction efforts to manage fleet optimizations.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue decreased by $0.9 million and $4.9 million, or 11.4% and 25.5%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2026, was primarily due to the reduction in the number of installed units. The decrease for the six months ended June 30, 2026, was mainly due to (i) redeploying assets for our partner to enable a one-time settlement of a customer contract in the first quarter of fiscal year 2025, and (ii) the reduction in the number of installed units.

Gross Profit (Loss) and Gross Margin

	Three Months Ended		Change	Six Months Ended		Change
	June 30,			June 30,
	2026	2025		2026	2025
	(dollars in thousands)
Gross profit (loss):
Product	$341,456	$97,865	$243,591	$565,572	$170,161	$395,411
Installation	(1,851)	(852)	(999)	(11,000)	(516)	(10,484)
Service	12,875	5,041	7,834	21,090	5,731	15,359
Electricity	3,092	5,069	(1,977)	5,454	20,454	(15,000)
Total gross profit	$355,572	$107,123	$248,449	$581,116	$195,830	$385,286

Gross margin:
Product	37%	33%		36%	33%
Installation	(4)%	(2)%		(14)%	(1)%
Service	19%	9%		16%	5%
Electricity	31%	40%		27%	51%
Total gross margin	33%	27%		32%	27%
Total Gross Profit
Gross profit increased by $248.4 million and $385.3 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. This increase was predominantly driven by a $243.6 million and a $395.4 million increase in product gross profit, and a $7.8 million and a $15.4 million increase in service gross profit, partially offset by a $2.0 million and a $15.0 million decrease of electricity gross profit, and a $1.0 million and a $10.5 million increase of installation gross loss.
Product Gross Profit
Product gross profit increased by $243.6 million and $395.4 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was primarily attributable to (i) increased product demand driven by a significant deployment for a large AI infrastructure customer and multiple projects executed through our joint venture with Brookfield; (ii) the recognition of a $37.4 million recovery of previously paid import tariffs; and (iii) lower material, labor, and overhead costs due to ongoing manufacturing process improvements and increased automation. The overall increase was partially offset by an increase in product warranty.
Installation Gross Loss
Installation gross loss increased by $1.0 million and $10.5 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase in gross loss was primarily driven by project mix and the timing of milestone achievement. Depending on customer requirements, Bloom may provide a full-scope installation solution, which results in higher installation revenue and associated installation costs, or the customer may engage a third-party installation partner, resulting in lower installation revenue and costs for Bloom. Installation gross profit (loss) may vary based on several factors, including the scope of installation services provided by Bloom, customer and project mix, the economics of underlying projects, and the timing of milestone execution.
Service Gross Profit
Service gross profit increased by $7.8 million and $15.4 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was primarily attributable to higher revenue from maintenance contracts associated with our fleet of Energy Server systems, which contributed $17.3 million and $26.7 million for the three and six months ended June 30, 2026, respectively. The increase was partially offset by higher product performance guarantee costs of $3.0 million and $4.6 million for the same periods, reflecting the effects of fleet degradation.

Electricity Gross Profit
Electricity gross profit decreased by $2.0 million and $15.0 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2026, was not material. The decrease for the six months ended June 30, 2026, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner in the first quarter of fiscal year 2025.
Operating Expenses

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$58,873	$40,768	$18,105	44.4%	$115,722	$81,380	$34,342	42.2%
Sales and marketing	43,045	24,066	18,979	78.9%	81,484	46,331	35,153	75.9%
General and administrative	71,417	45,792	25,625	56.0%	129,483	90,692	38,791	42.8%
Total operating expenses	$173,335	$110,626	$62,709	56.7%	$326,689	$218,403	$108,286	49.6%
Total Operating Expenses
Total operating expenses increased by $62.7 million and $108.3 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increases were primarily attributable to higher employee compensation and benefits expense, including increased stock-based compensation, which contributed $40.1 million and $68.9 million of the increase for the three- and six-month periods, respectively. Total operating expenses also increased due to higher consulting, advisory, and other professional services costs of $10.7 million and $19.2 million, respectively, primarily related to third-party engineering, certification, and regulatory support for the scaling of our solid oxide platforms and AI data center power programs. The remaining increase was primarily attributable to higher research and development support costs, information technology expenses, travel and entertainment expenses, and facilities-related costs.
Research and Development
Research and development expenses increased by $18.1 million and $34.3 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increases were primarily attributable to higher employee compensation and benefits expense, including increased stock-based compensation, which contributed $11.1 million and $20.7 million of the increase for the three- and six-month periods, respectively. Research and development expenses also increased due to higher consumable laboratory supplies and other laboratory-related costs of $3.6 million and $9.2 million, respectively, reflecting expanded research activities. In addition, consulting, advisory, and other professional services costs increased by $1.5 million and $1.9 million, respectively, primarily driven by third-party engineering, certification, and regulatory support related to the scaling of our solid oxide platforms and AI data center power programs.
Sales and Marketing
Sales and marketing expenses increased by $19.0 million and $35.2 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increases were primarily attributable to higher employee compensation and benefits expense, including increased stock-based compensation, which contributed $12.4 million and $23.5 million of the increase for the three- and six-month periods, respectively. Sales and marketing expenses also increased due to higher consulting, advisory, and other professional services costs of $5.5 million and $9.6 million, respectively, primarily related to efforts to expand our portfolio of AI data center power programs.
General and Administrative
General and administrative expenses increased by $25.6 million and $38.8 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increases were primarily attributable to higher employee compensation and benefits expense, including increased stock-based compensation, which contributed

$16.5 million and $24.7 million of the increase for the three- and six-month periods, respectively. General and administrative expenses also increased due to higher consulting, advisory, and other professional services costs of $3.7 million and $7.7 million, respectively, primarily reflecting increased external legal and related professional services. In addition, computer equipment costs increased by $2.6 million and $4.5 million for the three- and six-month periods, respectively, driven by higher spending on hardware and software maintenance. For the six months ended June 30, 2026, facilities costs increased by $2.9 million, primarily due to higher rental costs. Overall increase for the six months ended June 30, 2026 was partially offset by a decrease in other operating expenses of $3.4 million.
Stock-Based Compensation

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$9,675	$5,714	$3,961	69.3%	$20,080	$10,543	$9,537	90.5%
Research and development	13,034	7,913	5,121	64.7%	26,192	15,740	10,452	66.4%
Sales and marketing	14,424	5,320	9,104	171.1%	27,888	9,830	18,058	183.7%
General and administrative	19,269	11,230	8,039	71.6%	39,246	26,266	12,980	49.4%
Total stock-based compensation	$56,402	$30,177	$26,225	86.9%	$113,406	$62,379	$51,027	81.8%
Total stock-based compensation expense for the three and six months ended June 30, 2026, increased by $26.2 million and $51.0 million, respectively, compared to the corresponding periods in the prior year. The increase was primarily attributable to higher stock-based compensation expense related to PSUs and RSUs of $19.1 million and $33.5 million, respectively, increased expense associated with the 2018 ESPP of $3.3 million and $5.2 million, respectively, and a net increase of $3.8 million and $12.4 million, respectively, related to capitalized stock-based compensation and the cash-settled component of certain stock-based awards. The increase was driven principally by (i) grants of new awards to executive officers, (ii) an increase in Bloom’s stock price, and (iii) higher employee participation and contributions under the 2018 ESPP.
Other Income and Expense

	Three Months Ended		Change	Six Months Ended		Change
	June 30,			June 30,
	2026	2025		2026	2025
	(in thousands)
Interest income	$20,881	$6,623	$14,258	$41,482	$15,176	$26,306
Interest expense	(8,906)	(14,440)	5,534	(17,510)	(28,851)	11,341
Equity in earnings (loss) of unconsolidated affiliates	4,346	—	4,346	(12,656)	—	(12,656)
Other income, net	2,307	2,373	(66)	8,504	4,421	4,083
Loss on extinguishment of debt	—	(32,340)	32,340	—	(32,340)	32,340
(Loss) gain on revaluation of embedded derivatives	(539)	112	(651)	215	9	206
Total	$18,089	$(37,672)	$55,761	$20,035	$(41,585)	$61,620
Interest Income
Interest income is earned on invested cash balances, primarily held in money market funds. Interest income increased by $14.3 million and $26.3 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in the prior year, primarily due to an increase in average invested cash balances following the refinancing of debt into a 0% coupon instrument maturing in 2030. As a result, average balances invested in money market funds increased by approximately $2.4 billion and $2.3 billion during the three and six months ended June 30, 2026, respectively.

Interest Expense
Interest expense is primarily due to our debt held by third parties and interest expense related to managed services agreements.
Interest expense decreased by $5.5 million and $11.3 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year, primarily due to lower interest expense on outstanding debt. The decrease was driven mainly by reductions in interest expense associated with the 3% Green Notes due June 2028 of $4.9 million and $10.0 million, respectively, and with the 3% Green Notes due June 2029 of $3.6 million and $6.6 million, respectively, for the three and six months ended June 30, 2026. These reductions primarily resulted from the induced conversion of the notes during the fourth quarter of fiscal year 2025 (see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Induced Conversions of the Existing Notes in our 2025 Form 10-K). The decrease was partially offset by $3.0 million and $6.0 million of amortization of debt issuance costs related to the 0% Notes issued on November 4, 2025, and $0.8 million and $1.4 million of amortization of issuance costs associated with the revolving credit facility entered into on December 19, 2025, for the three and six months ended June 30, 2026, respectively (see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Revolving Credit Facility in our 2025 Form 10-K).
Equity in Earnings (Loss) of Unconsolidated Affiliates
During the year ended December 31, 2025, the Company and Brookfield entered into joint venture structures. Brookfield is considered the principal owner, and accounts for the JVs on a consolidated basis. For the three and six months ended June 30, 2026, Equity in earnings (loss) of unconsolidated affiliates reflects (i) the ASC 323, Investments—Equity Method and Joint Ventures elimination of intra‑entity profit on sales to joint ventures formed with Brookfield—deferred and recognized over the assets’ depreciable lives—and (ii) the Company’s equity pickup of those joint ventures’ net results under the HLBV method. For details, refer to Part II, Item 1, Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q.
Other Income, Net
Other income, net is primarily derived from foreign currency transactions and other income related to managed services transactions. Other income, net for the six months ended June 30, 2026, improved by $4.1 million, compared to the prior year period, primarily as a result of $11.1 million other income related to managed services transactions, partially offset by an increase in loss from foreign currency transactions of $6.8 million. Change in Other income, net for the three months ended June 30, 2026, was immaterial.
Loss on extinguishment of debt
Loss on extinguishment of debt for the three and six months ended June 30, 2025, was $32.3 million, recognized in connection with the exchange of $112.8 million aggregate principal amount of the 2.5% Green Convertible Senior Notes due August 2025 for $115.7 million aggregate principal amount of 3.0% Green Notes due June 2029, which settled on May 13, 2025.
(Loss) Gain on Revaluation of Embedded Derivatives
(Loss) gain on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded Escalation Protection Plan derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. (Loss) gain on revaluation of embedded derivatives for the three and six months ended June 30, 2026, compared to the same periods in the prior year, was not material.
Income Tax Provision

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Income tax provision	$1,470	$1,017	$453	44.5%	$1,915	$1,448	$467	32.3%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision for the three months ended June 30, 2026, was driven primarily by changes in effective tax rates on income earned by international entities.
Given our recent and anticipated future earnings, we believe there is a possibility that sufficient positive evidence may become available in the future periods to allow us to determine that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets should be released. A release would result in the recognition of U.S. deferred tax assets and a corresponding income tax benefit in the period the release is recorded. The exact timing and amount of the valuation allowance release is dependent on our actual operating results and may be impacted by adverse macroeconomic conditions.
Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$2,566	$427	$2,139	(500.9)%	$5,604	$827	$4,777	577.6%
Net income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as consolidation of a variable interest entity (“VIE”).
Net income attributable to noncontrolling interests for the three and six months ended June 30, 2026, compared to the same periods in the prior year, increased by $2.1 million and $4.8 million due to an increase in income allocated to our noncontrolling interest related to Korean JV, our consolidated VIE.
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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Income Taxes; and
•Principles of Consolidation.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, section Critical Accounting Estimates in our 2025 Form 10-K provides a more complete discussion of our critical accounting policies and estimates. During the three and six months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our 2025 Form 10-K for a more complete discussion of the market risks we consider.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A—RISK FACTORS
There were no material changes in risk factors as disclosed in our 2025 Form 10-K, except as set forth below:
Techniques employed by short sellers may in the future drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions or allegations regarding the relevant issuer and its business prospects, including regarding its supply chain, commercial arrangements, or financial reporting, in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have led to selling of shares in the market.
Short sellers have published reports containing allegations regarding us and our business, and we have been, and may in the future be, the subject of such activities. The publication of any such articles, reports or other statements regarding us has and may continue to bring about a temporary, or possibly long-term, decline in the market price of our common stock, and may adversely affect our relationships with customers, suppliers, and financing parties. We may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we have and would continue to strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by applicable state law or issues of commercial confidentiality, including because we treat information regarding our suppliers and sourcing arrangements as confidential and proprietary. Responding to short attacks has been and may continue to be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 9, 2026, in connection with the partnership between the Company and Oracle to provide on-site solid state power for AI data centers, we issued the Warrant to Oracle to purchase up to an aggregate of 3,531,073 shares of our common stock, with an exercise price of $113.28 per share. The Warrant was fully vested and immediately exercisable, in whole or in part, at any time until 5:00 p.m. (Eastern time) on October 9, 2026, at Oracle’s election, by cash payment or by cashless exercise.
On May 1, 2026, Oracle performed a cashless exercise of the Warrant. As a result of the cashless exercise, we issued 1,905,433 shares of our common stock on a net basis. Under the terms of the warrant agreement, Oracle could elect either net or gross settlement. Because net settlement would result in 1.4 million fewer shares being issued than a gross settlement, we agreed to issue Oracle an additional 248,798 shares of common stock as an inducement for Oracle to elect net settlement.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5—OTHER INFORMATION
On May 1, 2026, Mr. Jeffrey Immelt, one of the Company’s directors adopted a Rule 10b5-1 trading arrangement with an expiration date of May 14, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed) for the sale of up to 60,000 shares of common stock of the Company, subject to certain conditions.
On May 22, 2026, Ms. Shawn Soderberg, our Chief Legal Officer and Corporate Secretary, modified a Rule 10b5-1 trading arrangement previously adopted on November 26, 2025. The modification provides for potential exercise and sale of up to 94,754 vested stock options, subject to certain conditions, and sale of sufficient vesting restricted stock units to satisfy withholding tax obligations and other vested restricted stock units subject to certain conditions. Such trading plan, as modified, continues to have an expiration date of February 26, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed).
On May 27, 2026, Dr. KR Sridhar, our Chief Executive Officer and Chairman of the Board, adopted a Rule 10b5-1 trading arrangement with an expiration date of September 1, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed) for the sale of up to 200,000 shares of common stock of the Company, subject to certain conditions.

ITEM 6—EXHIBITS

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation	10-Q	001-38598	3.1	9/7/2018
3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	10-Q	001-38598	3.1	8/9/2022
3.3		Amended and Restated Bylaws, as effective August 7, 2024	10-Q	001-38598	3.7	8/8/2024
3.4		Certificate of Second Amendment to the Restated Certificate of Incorporation of Bloom Energy Corporation	8-K	001-38598	3.1	5/21/2026
4.1		Warrant, dated April 9, 2026, by and between Bloom Energy Corporation and Oracle Corporation, providing for the purchase of up to 3,531,073 shares of the Company’s Common Stock	8-K	001-38598	4.1	4/13/2026
10.1	^ # +	Form of Performance Stock Unit Award Agreement to Dr. KR Sridhar under Bloom Energy’s 2018 Equity Incentive Plan (without Exhibit A)	8-K	001-38598	10.1	6/17/2026
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

+	Pursuant to the Form 8-K/A filed on June 22, 2026, performance-based restricted stock units of 319,082 shares of common stock of the Company were granted to Dr. KR Sridhar under Bloom Energy’s 2018 Equity Incentive Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	July 28, 2026	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	July 28, 2026	By:	/s/ Simon Edwards
Simon Edwards
Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2026	By:	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Principal Accounting Officer)