Form 10-Q/A
period 2026-06-30
Bloom Energy Corp
filed 2026-07-29
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q/A

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
Common Stock, $0.0001 par value, 294,527,346 shares

Explanatory Note
The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on July 28, 2026, is to address a transposition of references to “six months” and “three months” in the Form 10-Q under Item 1 – Financial Statements, Note 1. Nature of Business, Liquidity and Basis of Presentation – Concentration of Risk – Customer Risk.
The first paragraph thereunder is updated as follows: “Customer Risk—During the six months ended June 30, 2026, revenue from two customers*, the second of which is our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 44% and 21% of our total revenue. During the three months ended June 30, 2026, revenue from one customer*, which is not our related party, accounted for approximately 73% of our total revenue.”

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
Customer Risk—During the six months ended June 30, 2026, revenue from two customers*, the second of which is our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 44% and 21% of our total revenue. During the three months ended June 30, 2026, revenue from one customer*, which is not our related party, accounted for approximately 73% of our total revenue.
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
Filed herewith
32.1	*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	July 29, 2026	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	July 29, 2026	By:	/s/ Simon Edwards
Simon Edwards
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2026	By:	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Principal Accounting Officer)