Form 10-Q
period 2026-09-30
Bloom Energy Corp
filed 2026-10-22
CIK 1664703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Large accelerated filer  ☑     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☐     Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of October 19, 2026 was as follows:
Common Stock, $0.0001 par value, 295,656,689 shares

Bloom Energy Corporation
Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2026

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Bloom Energy,” “Bloom” and the “Company” each refer to Bloom Energy Corporation and all of its subsidiaries.

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

Bloom Energy Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents[1]	$2,486,702	$2,454,108
Restricted cash	852	1,973
Accounts receivable, less allowance for credit losses of $2,998 and $460 as of September 30, 2026 and December 31, 2025, respectively[1,2]	634,743	371,796
Contract assets[3]	792,833	178,928
Inventories[1]	927,670	643,306
Deferred cost of revenue[10]	95,743	30,651
Customer consideration asset[13]	90,967	—
Prepaid expenses and other current assets[1,4]	178,244	49,805
Total current assets	5,207,754	3,730,567
Property, plant and equipment, net[1]	539,726	398,507
Investments in unconsolidated affiliates[11]	28,236	10,037
Operating lease right-of-use assets[1]	99,947	108,541
Restricted cash	20,592	25,499
Contract assets[5]	65,813	62,258
Deferred cost of revenue	21,867	4,099
Customer consideration asset[13]	215,533	—
Other long-term assets[1,6]	372,115	57,203
Total assets	$6,571,583	$4,396,711
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable[1]	$493,033	$203,129
Accrued warranty[7]	70,267	20,013
Accrued expenses and other current liabilities[1,8]	479,782	222,254
Deferred revenue and customer deposits[9]	278,985	100,975
Operating lease liabilities[1]	24,022	22,000
Financing obligations	42,783	51,308
Non-recourse debt[1]	2,950	4,153
Total current liabilities	1,391,822	623,832
Deferred revenue and customer deposits	475,395	42,840
Operating lease liabilities[1]	96,509	106,935
Financing obligations	142,212	192,460
Recourse debt	2,473,499	2,613,726
Deferred profit in transactions with unconsolidated affiliates[12]	20,062	13,928
Other long-term liabilities	8,974	10,027
Total liabilities	$4,608,473	$3,603,748
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: 0.0001 par value; 600,000,000 shares authorized, and 295,537,217 shares and 280,045,459 shares issued and outstanding, at September 30, 2026 and December 31, 2025, respectively[14]	30	28
Additional paid-in capital	5,403,998	4,755,965
Accumulated other comprehensive loss	(457)	(369)
Accumulated deficit	(3,470,694)	(3,986,983)
Total stockholders’ equity attributable to common stockholders	1,932,877	768,641
Noncontrolling interest	30,233	24,322
Total stockholders’ equity	$1,963,110	$792,963
Total liabilities and stockholders’ equity	$6,571,583	$4,396,711
1 We have a variable interest entity related to a joint venture in the Republic of Korea (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), which represents a portion of the consolidated balances recorded within these financial statement line items.
2 Including amounts from related parties of $195.5 million and $151.9 million as of September 30, 2026, and December 31, 2025, respectively.
3 Including amounts from related parties of $73.7 million and $3.0 million as of September 30, 2026, and December 31, 2025, respectively.
4 There was no related party balance as of September 30, 2026. Including amount from related parties of $1.2 million as of December 31, 2025.
5 Including amounts from related parties of $51.7 million and $48.8 million as of September 30, 2026, and December 31, 2025, respectively.
6 There was no related party balance as of September 30, 2026. Including amount from related parties of $6.0 million as of December 31, 2025.
7 Including amounts from related parties of $5.0 million and $0.8 million as of September 30, 2026, and December 31, 2025, respectively.
8 Including amounts from related parties of $2.1 million and $0.04 million as of September 30, 2026, and December 31, 2025, respectively.
9 Including amounts from related parties of $8.1 million and $6.9 million as of September 30, 2026, and December 31, 2025, respectively.
10 Including amount from related parties of $20.5 million as of September 30, 2026. There was no related party balance as of December 31, 2025.
11 Represent related party investments in Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
12 Represent the excess of unrealized profit from sales to the Fund JVs over the carrying value of the related equity‑method investments (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
13 Represent related party upfront share‑based consideration payable to a customer’s customer (see Note 3 — Revenue Recognition in this Quarterly Report on Form 10-Q).
14 On May 27, 2026, the Company filed with the Delaware Secretary of State a Certificate of Second Amendment to its Restated Certificate of Incorporation which (among other things) renamed its Class A common stock as common stock and eliminated outdated references to Class B common stock. Prior to such amendment, the Company had 470,092,742 shares of Class B common stock authorized, but as of December 31, 2025, no such shares were issued or outstanding. References in this Quarterly Report on Form 10-Q to Class A common stock have been updated to refer to common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue:
Product	$1,073,610	$384,314	$2,662,371	$892,794
Installation	84,855	65,773	161,764	136,796
Service	67,557	58,607	198,459	166,604
Electricity	9,815	10,354	29,662	50,117
Total revenue[1]	1,235,837	519,048	3,052,256	1,246,311
Cost of revenue:
Product	666,978	249,794	1,690,167	588,113
Installation	88,954	59,921	176,863	131,460
Service	55,508	51,834	165,320	154,100
Electricity	7,293	5,824	21,686	25,133
Total cost of revenue	818,733	367,373	2,054,036	898,806
Gross profit	417,104	151,675	998,220	347,505
Operating expenses:
Research and development	64,146	48,724	179,868	130,104
Sales and marketing	52,409	41,995	133,893	88,326
General and administrative[2]	75,100	53,110	204,583	143,802
Total operating expenses	191,655	143,829	518,344	362,232
Income (loss) from operations	225,449	7,846	479,876	(14,727)
Interest income	22,129	5,292	63,611	20,468
Interest expense[3]	(7,525)	(14,390)	(25,035)	(43,241)
Equity in loss of unconsolidated affiliates[4]	(2,897)	(19,599)	(15,553)	(19,599)
Other income (expense), net	12,627	(1,362)	21,131	3,059
Loss on extinguishment of debt	—	—	—	(32,340)
Gain (loss) on revaluation of embedded derivatives	10	(411)	225	(402)
Income (loss) before income taxes	249,793	(22,624)	524,255	(86,782)
Income tax provision	817	336	2,732	1,784
Net income (loss)	248,976	(22,960)	521,523	(88,566)
Less: Net (loss) income attributable to noncontrolling interest	(1,295)	133	4,309	960
Net income (loss) attributable to common stockholders	$250,271	$(23,093)	$517,214	$(89,526)
Net earnings (loss) per share available to common stockholders:
Basic	$0.85	$(0.10)	$1.80	$(0.38)
Diluted	$0.78	$(0.10)	$1.64	$(0.38)
Weighted average shares used to compute net earnings (loss) per share available to common stockholders:
Basic	294,757	234,931	287,970	232,579
Diluted	324,289	234,931	323,307	232,579

1 Including related party revenue of $321.6 million and $697.7 million for the three and nine months ended September 30, 2026, respectively, and $288.0 million and $317.8 million for the three and nine months ended September 30, 2025, respectively.
2 There were no related party general and administrative expenses for the three and nine months ended September 30, 2026. Including related party general and administrative expenses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.
3 There were no related party interest expense for the three and nine months ended September 30, 2026. Including related party interest expense of $0.1 million for the nine months ended September 30, 2025. Related party interest expense for the three months ended September 30, 2025, was inconsequential.
4 Represent related party equity in loss of the Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss)	$248,976	$(22,960)	$521,523	$(88,566)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	2,051	(946)	1,491	2,118
Other comprehensive income (loss), net of taxes	2,051	(946)	1,491	2,118
Comprehensive income (loss)	251,027	(23,906)	523,014	(86,448)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,560	(440)	5,911	1,664
Comprehensive income (loss) attributable to common stockholders	$249,467	$(23,466)	$517,103	$(88,112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2026	293,354,001	$29	$5,332,587	$347	$(3,720,965)	$1,611,998	$28,673	$1,640,671
Issuance of restricted stock awards	816,783	1	—	—	—	1	—	1
ESPP purchase	166,063	—	8,971	—	—	8,971	—	8,971
Exercise of stock options	81,125	—	1,810	—	—	1,810	—	1,810
Stock-based compensation	—	—	56,300	—	—	56,300	—	56,300
Conversions of the Green Notes (Note 8)	1,119,245	—	4,850	—	—	4,850	—	4,850
Share-based consideration payable to customer’s customer (Note 3)	—	—	(520)	—	—	(520)	—	(520)
Foreign currency translation adjustment	—	—	—	(804)	—	(804)	2,855	2,051
Net income (loss)	—	—	—	—	250,271	250,271	(1,295)	248,976
Balances at September 30, 2026	295,537,217	$30	$5,403,998	$(457)	$(3,470,694)	$1,932,877	$30,233	$1,963,110

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	233,661,168	$23	$4,560,346	$(806)	$(3,964,982)	$594,581	$24,849	$619,430
Issuance of restricted stock awards	634,737	1	—	—	—	1	—	1
ESPP purchase	443,322	—	4,937	—	—	4,937	—	4,937
Exercise of stock options	1,479,996	—	37,416	—	—	37,416	—	37,416
Stock-based compensation	—	—	37,371	—	—	37,371	—	37,371
Conversion of 2.5% Green Convertible Senior Notes due August 2025 to common stock	137,606	—	2,230	—	—	2,230	—	2,230
Foreign currency translation adjustment	—	—	—	(373)	—	(373)	(573)	(946)
Net (loss) income	—	—	—	—	(23,093)	(23,093)	133	(22,960)
Balances at September 30, 2025	236,356,829	$24	$4,642,300	$(1,179)	$(3,988,075)	$653,070	$24,409	$677,479

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	280,045,459	$28	$4,755,965	$(369)	$(3,986,983)	$768,641	$24,322	$792,963
Issuance of restricted stock awards	3,849,222	1	—	—	—	1	—	1
ESPP purchase	810,714	—	17,044	—	—	17,044	—	17,044
Exercise of stock options	881,422	—	16,896	—	—	16,896	—	16,896
Stock-based compensation	—	—	156,710	—	—	156,710	—	156,710
Accrued dividend	—	—	—	—	(994)	(994)	—	(994)
Legal reserve	—	—	—	—	92	92	—	92
Conversions of the Green Notes (Note 8)	7,796,169	1	149,481	—	—	149,482	—	149,482
Share-based consideration payable to customer’s customer (Note 3)	—	—	307,902	—	—	307,902	—	307,902
Issuance of common stock upon warrant exercise, including incremental shares (cashless) (Note 3)	2,154,231	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(88)	(23)	(111)	1,602	1,491
Net income	—	—	—	—	517,214	517,214	4,309	521,523
Balances at September 30, 2026	295,537,217	$30	$5,403,998	$(457)	$(3,470,694)	$1,932,877	$30,233	$1,963,110

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Common Stockholders	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	229,142,474	$23	$4,462,659	$(2,593)	$(3,897,618)	$562,471	$22,745	$585,216
Issuance of restricted stock awards	4,358,653	1	—	—	—	1	—	1
ESPP purchase	1,073,929	—	11,354	—	—	11,354	—	11,354
Exercise of stock options	1,644,167	—	38,680	—	—	38,680	—	38,680
Stock-based compensation	—	—	99,130	—	—	99,130	—	99,130
Accrued dividend	—	—	—	—	(1,024)	(1,024)	—	(1,024)
Legal reserve	—	—	—	—	93	93	—	93
Premium on convertible debt	—	—	28,247	—	—	28,247	—	28,247
Conversion of 2.5% Green Convertible Senior Notes due August 2025 to common stock	137,606	—	2,230	—	—	2,230	—	2,230
Foreign currency translation adjustment	—	—	—	1,414	—	1,414	704	2,118
Net (loss) income	—	—	—	—	(89,526)	(89,526)	960	(88,566)
Balances at September 30, 2025	236,356,829	$24	$4,642,300	$(1,179)	$(3,988,075)	$653,070	$24,409	$677,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bloom Energy Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$521,523	$(88,566)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,830	37,382
Non-cash lease expense	25,888	24,509
Equity in loss of unconsolidated affiliates	15,553	19,599
Stock-based compensation expense	157,641	96,593
Amortization of debt issuance costs	9,978	5,537
Loss on extinguishment of debt	—	32,340
Net gain on failed sale-and-leaseback transactions	(22,927)	(827)
Share-based consideration payable to customer’s customer (Note 3)[12]	1,402	—
Allowance for credit losses	3,080	340
Inventory reserve and asset impairments	3,143	21,846
Unrealized foreign currency exchange loss (gain)	1,391	(2,092)
Other[11]	879	452
Changes in operating assets and liabilities:
Accounts receivable[1]	(264,825)	(75,681)
Contract assets[2]	(618,002)	(113,722)
Inventories	(285,458)	(179,162)
Deferred cost of revenue[3]	(82,697)	34,409
Prepaid expenses and other current assets[4]	(128,439)	1,461
Other long-term assets[5]	(274,668)	1,728
Operating lease right-of-use assets and operating lease liabilities	(25,699)	(25,235)
Financing lease liabilities	469	1,188
Accounts payable	285,086	76,175
Accrued warranty[6]	50,254	(1,877)
Accrued expenses and other current liabilities[7]	248,149	27,723
Deferred revenue and customer deposits[8]	610,565	(198,100)
Deferred profit with equity method investees and other long-term liabilities[9]	(221)	(144)
Net cash provided by (used in) operating activities	272,895	(304,124)
Cash flows from investing activities:
Purchase of property, plant and equipment	(231,310)	(33,805)
Proceeds from sale of property, plant and equipment	187	76
Investments in unconsolidated affiliates[10]	(26,577)	(24,570)
Net cash used in investing activities	(257,700)	(58,299)
Cash flows from financing activities:
Payment of debt issuance costs	(787)	(3,348)
Repayment of debt	(1,347)	—
Repayment of financing obligations	(17,195)	(8,404)
Proceeds from issuance of common stock	33,941	50,035
Dividend paid	(925)	(947)
Other	(38)	150
Net cash provided by financing activities	13,649	37,486
Effect of exchange rate changes on cash, cash equivalent, and restricted cash	(2,278)	981
Net increase (decrease) in cash, cash equivalents, and restricted cash	26,566	(323,956)
Cash, cash equivalents, and restricted cash:
Beginning of period	2,481,580	950,971
End of period	$2,508,146	$627,015

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,635	$30,576
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	25,699	24,979
Operating cash flows from finance leases	326	256
Cash paid during the period for income taxes	5,689	1,122
Non-cash investing and financing activities:
Liabilities recorded for property, plant and equipment, net	$18,138	$2,266
Derecognition of financing obligations	42,635	—
Recognition of operating lease right-of-use asset during the year-to-date period	7,867	3,878
Recognition of finance lease right-of-use asset during the year-to-date period	452	1,162
Unfunded investment commitment (Note 11)[13]	1,438	720
Conversions of the Green Notes (Note 8)	149,481	2,230
Premium on convertible debt	—	28,247
Face value of 2.5% Green Convertible Senior Notes due August 2025 exchanged	—	112,769
Face value of additional 3.0% Green Notes due June 2029 issued in the Debt Exchange	—	115,725

1 Including changes in related party balances of $43.6 million and $55.0 million for the nine months ended September 30, 2026 and 2025, respectively.
2 Including changes in related party balances of $73.7 million and $87.4 million for the nine months ended September 30, 2026 and 2025, respectively.
3 Including changes in related party balances of $20.5 million for the nine months ended September 30, 2026. There were no changes in related party balances for the nine months ended September 30, 2025.
4 Including changes in related party balances of $1.2 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.
5 Including changes in related party balances of $6.0 million and $8.8 million for the nine months ended September 30, 2026 and 2025, respectively.
6 Including changes in related party balances of $4.2 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.
7 Including changes in related party balances of $2.0 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.
8 Including changes in related party balances of $1.2 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively.
9 Including changes in related party balances of $6.1 million for the nine months ended September 30, 2026. There were no changes in related party balances for the nine months ended September 30, 2025.
10 Represent related party investments in unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
11 Includes $1.0 million related party distributions received from unconsolidated affiliates for the nine months ended September 30, 2026 (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
12 Represent related party consideration payable to customer’s customer (see Note 3—Revenue Recognition in this Quarterly Report on Form 10-Q).
13 Represents related party unfunded investment commitment pertaining to unconsolidated affiliates (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

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
Liquidity
We generated $272.9 million of positive operating cash flow and $479.9 million of operating income for the nine months ended September 30, 2026. As of September 30, 2026, we had $2,473.5 million and $3.0 million of total outstanding recourse and non-recourse debt, respectively, $3.0 million and $2,473.5 million of which was classified as short-term debt and long-term debt, respectively. As of December 31, 2025, we had $2,613.7 million and $4.2 million of total outstanding recourse and non-recourse debt, respectively, $4.2 million and $2,613.7 million of which was classified as short-term debt and long-term debt, respectively.
For information regarding our prior issuances of convertible debt, related exchange and extinguishment transactions, and our entry into a senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”), refer to Part I, Item 1, Note 8—Outstanding Loans and Security Agreements in this Quarterly Report on Form 10-Q and Part II, Item 8, Note 1—Nature of Business, Liquidity and Basis of Presentation, section Liquidity in our 2025 Form 10-K.
Our future capital requirements depend on many factors, including the market acceptance of our products, our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the rate of growth in the volume of system builds and the need for additional working capital, our purchase commitments with suppliers and third-party manufacturers, the expansion of sales and marketing activities both in domestic and international markets, our ability to secure financing for customer use of our products, the timing of installations, inventory buildup and increase in factory capacity in anticipation of future sales and installations, and overall economic conditions. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. Failure to obtain this financing on favorable terms or at all in future quarters may affect our financial position and results of operations, including our revenues and cash flows.
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
Concentration of Risk
Geographic Risk—The majority of our revenue and long-lived assets are attributable to operations in the U.S. for all periods presented. In addition to shipments in the U.S., we also ship our Energy Server systems to other countries, primarily, the Republic of Korea, Japan, India and Taiwan (collectively referred to as the “Asia Pacific region”), and several European countries, namely Germany, UK and Italy. Revenue generated in the U.S. represented 97% and 93% of total revenue for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, revenue in the U.S. was 92% and 72%, respectively, of our total revenue.
Credit Risk—As of September 30, 2026, three customers*, the first of which was our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 31%, 24%, and 15% of accounts receivable. As of December 31, 2025, three customers*, the first of which was our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 41%, 17%, and 15% of accounts receivable. To date, we have not experienced any material credit losses from these customers*.
Customer Risk—During the three months ended September 30, 2026, revenue from two customers*, the second of which is our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), accounted for approximately 43% and 26% of our total revenue. During the nine months ended September 30, 2026, revenue from two customers*, the second of which is our related party, accounted for approximately 43% and 23% of our total revenue.
During the three months ended September 30, 2025, one customer*, which is our related party (see Note 11—Related Party Transactions in this Quarterly Report on Form 10-Q), represented approximately 55% of our total revenue. During the nine months ended September 30, 2025, three customers*, the first of which was our related party, represented approximately 23%, 19% and 15% of our total revenue.
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
Unconsolidated affiliates are represented by Fund JVs (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q). Management periodically evaluates whether changes in governance rights, ownership levels or contractual arrangements require reconsideration of consolidation or equity-method conclusions.
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
Recently Issued Accounting Pronouncements
Accounting Guidance Not Yet Adopted
In September 2026, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). This guidance provides an exception to certain fair value measurement requirements for investment companies within the scope of ASC 946 by requiring contractual sale restrictions to be considered when measuring the fair value of equity securities and by requiring related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company has concluded that ASU 2026-03 is not applicable to its condensed consolidated financial statements.
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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). This guidance requires entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock based on the dividend rate specified in the related agreement applied to the instrument’s liquidation preference. The amendments are intended to improve comparability by reducing diversity in practice related to the measurement of such dividends and do not affect the timing of recognition. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating ASU 2026-01 guidance and does not currently expect it to have a material impact on its condensed consolidated financial statements.
Refer to the other accounting guidance not yet adopted described in Part II, Item 8, Note 2—Summary of Significant Accounting Policies, section Accounting Guidance Not Yet Adopted in our 2025 Form 10-K. Based on our ongoing evaluation, we do not expect the adoption of new accounting guidance to have a material impact on our condensed consolidated financial statements.
Recently Released Accounting Standards Adopted by the Company
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This update provides authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities, an area previously lacking in U.S. GAAP. The amendments define government grants, establish recognition criteria, and require disclosures about the nature of grants, accounting policies applied, and significant terms and conditions. The amendments are effective for public business entities for annual periods beginning after December 15, 2028, with early adoption permitted. We elected to early adopt this standard as of January 1, 2026 (the beginning of our 2026 annual reporting period), using the modified prospective basis. We made an accounting policy election to account for nonrefundable, transferable tax credits related to assets as a government grant and present the credit separately as deferred income. The deferred income is amortized into Other Income (Expense), net over the useful life of the asset generating such credits. Consistent with this election, we account for the transferable tax credits generated from our investments in unconsolidated affiliates as part of our overall equity method pickup consistent with all other items of income or loss reported in the unconsolidated affiliates’ financial statements. To the extent that the accounting policy for transferable tax credits is different from the unconsolidated affiliates, we will recast the unconsolidated affiliates’ financial statements when calculating our equity method income or loss. There were no material impacts to our reported financial position, results of operations, or cash flows resulting from the adoption of this new accounting pronouncement. This standard has no impact on any prior periods presented in our condensed consolidated financial statements.
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

	September 30,	December 31,
	2026	2025

Accounts receivable	$634,743	$371,796
Contract assets	858,646	241,186
Customer deposits	661,354	78,207
Deferred revenue	93,026	65,608
Accounts receivable and contract assets increased by $262.9 million and $617.5 million, respectively, for the nine months ended September 30, 2026, primarily due to higher revenue volume, increased project activity driven by growing demand for our products and installation services, and the timing of billing milestones.
The increase in customer deposits of $583.1 million for the nine months ended September 30, 2026, was primarily driven by receipt of new deposits associated with recently executed customer agreements and milestone payments on ongoing projects, partially offset by certain deposits becoming non-refundable and reclassified to deferred revenue.
For additional information on contract assets and liabilities, see Part II, Item 8, Note 3—Revenue Recognition, section Contract Balances in our 2025 Form 10-K.
Contract Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Beginning balance	$428,298	$129,798	$241,186	$145,162
Transferred to accounts receivable from contract assets recognized at the beginning of the period	(33,539)	(31,638)	(108,584)	(99,699)
Revenue recognized and not billed as of the end of the period	463,887	160,724	726,044	213,421
Ending balance	$858,646	$258,884	$858,646	$258,884
Deferred Revenue
Deferred revenue activity during the three and nine months ended September 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Beginning balance	$84,478	$56,172	$65,608	$66,304
Additions	1,147,259	331,487	2,447,700	862,407
Revenue recognized	(1,138,711)	(333,984)	(2,420,282)	(875,036)
Ending balance	$93,026	$53,675	$93,026	$53,675

For additional information on deferred revenue, see Part II, Item 8, Note 3—Revenue Recognition, section Deferred Revenue in our 2025 Form 10-K.
As of September 30, 2026, and December 31, 2025, we have unsatisfied performance obligations of $661.2 million and $394.4 million, respectively, primarily related to product sales and installation services. We expect to recognize the associated revenue within the next 1 to 2 years, consistent with customers’ project deployment schedules. Revenue related to site restoration services of $3.3 million as of September 30, 2026 will be recognized upon completion of the related services following the end of the 15-year contractual service term. In addition, as of September 30, 2026, and December 31, 2025, we had unsatisfied performance obligations of $56.2 million and $25.0 million, respectively, related mainly to deferred service contracts which we expect to recognize over the remaining contractual terms ranging from 1 to 25 years.
We do not disclose the value of the unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Disaggregated Revenue
We disaggregate revenue from contracts with customers into four revenue categories: product, installation, service and electricity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue from contracts with customers:
Product revenue	$1,073,610	$384,314	$2,662,371	$892,794
Installation revenue	84,855	65,773	161,764	136,796
Service revenue	67,557	58,607	198,459	166,604
Electricity revenue	5,006	4,637	15,581	32,655
Total revenue from contract with customers	1,231,028	513,331	3,038,175	1,228,849
Revenue from contracts that contain leases:
Electricity revenue	4,809	5,717	14,081	17,462
Total revenue	$1,235,837	$519,048	$3,052,256	$1,246,311
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
On April 9, 2026 (the “Grant Date”), the Warrant was issued. The Warrant was fully vested upon issuance, immediately exercisable in whole or in part, at any time during the six months from the Grant Date and was classified as equity. Consistent with ASC 606 and ASC 718, Compensation—Stock Compensation (“ASC 718”), as clarified by ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, we remeasured the fair value of the Warrant as of the Grant Date. The fair value of the Warrant was determined using a Black-Scholes option pricing model in accordance with ASC 718’s fair value measurement framework. The following weighted-average assumptions were used to estimate the fair value of the Warrant on April 9, 2026, and the commitment to issue the Warrant on December 31, 2025:

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
On May 1, 2026 (the “Exercise Date”), Oracle completed a cashless exercise of the Warrant, resulting in the issuance of 1,905,433 shares of our common stock. Under the terms of the warrant agreement, Oracle could elect either net or gross settlement. Because the net settlement would result in 1.4 million fewer shares being issued than a gross settlement, we agreed to issue Oracle an additional 248,798 shares of common stock as an inducement for Oracle to elect net settlement. These incremental shares represented additional consideration with a fair value of $72.3 million. As a result, the aggregate fair value of the shares issued upon exercise of the Warrant, including the incremental shares, was $323.9 million.
Prior to the Exercise Date, $12.9 million had been recognized in Additional Paid-in Capital. Following the Exercise Date, we recorded an incremental $311.0 million to Additional Paid-in Capital, with corresponding debits to current and long-term Customer Consideration Asset of $91.0 million and $215.5 million, respectively, as of September 30, 2026, and recorded revenue adjustments resulting in an increase of $0.5 million and a reduction of $1.4 million for the three and nine months ended September 30, 2026, respectively. Customer Consideration Asset represents upfront share‑based consideration payable to a customer’s customer and is amortized as a reduction of revenue as the underlying Energy Server systems sold under the Oracle arrangement are delivered.
As of September 30, 2026, $17.3 million has been recognized on a cumulative basis as a reduction of revenue related to the Warrant.

4. Financial Instruments
Cash, Cash Equivalents, and Restricted Cash
The carrying values of cash, cash equivalents, and restricted cash approximate fair values and were as follows (in thousands):

	September 30,	December 31,
	2026	2025
As Held:
Cash	$140,342	$94,997
Money market funds	2,367,804	2,386,583
	$2,508,146	$2,481,580
As Reported:
Cash and cash equivalents	$2,486,702	$2,454,108
Restricted cash	21,444	27,472
	$2,508,146	$2,481,580

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

	Fair Value Measured at Reporting Date Using
September 30, 2026	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$2,367,804	$—	$—	$2,367,804
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$4,889	$4,889

	Fair Value Measured at Reporting Date Using
December 31, 2025	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$2,386,583	$—	$—	$2,386,583
Liabilities
Derivatives:
Embedded EPP derivatives	$—	$—	$5,607	$5,607
The changes in the Level 3 financial liabilities during the nine months ended September 30, 2026, were as follows (in thousands):

Embedded EPP Derivative Liability

Liabilities at December 31, 2025	$5,607
EPP liability settlement	(493)
Changes in fair value	(225)
Liabilities at September 30, 2026	$4,889
In March 2026, according to an EPP agreement with one of our customers, we paid $0.5 million, which was recorded as a reduction to our balance of embedded EPP derivative liability as of September 30, 2026.
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

	September 30, 2026		December 31, 2025
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value

Debt instruments
Recourse:
0% Convertible Senior Notes due November 2030[1]	$2,450,891	$4,155,551	$2,442,091	$2,140,536
3.0% Green Convertible Senior Notes due June 2029[1]	22,608	304,704	73,473	313,740
3.0% Green Convertible Senior Notes due June 2028[1]	—	—	98,162	456,764
Non-recourse:
4.6% Term Loan due October 2026	2,950	3,355	2,769	3,009
4.6% Term Loan due April 2026	$—	$—	$1,384	$1,550
1 The increase in fair value primarily reflects the rise in the Company’s stock price.

6. Balance Sheet Components
Inventories
The components of inventory consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025

Raw materials	$613,086	$351,757
Work-in-progress	104,271	125,036
Finished goods	210,313	166,513
	$927,670	$643,306
The inventory reserves were $32.1 million and $39.3 million as of September 30, 2026, and December 31, 2025, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025

Project-related asset[1]	$72,704	$—
Vendor advances[2]	28,003	750
Receivables from employees[3]	23,415	2,507
Prepaid hardware and software maintenance	8,513	6,327
Tax receivables	7,805	4,509
Interest receivable	5,575	6,029
Prepaid deferred commissions	4,811	3,049
Prepaid managed services	4,193	4,705
Advance income tax provision	3,574	142
Prepaid medical insurance	2,454	232
Prepaid rent	2,008	60
Deferred expenses	1,225	1,559
Tariff refund receivable[4]	1,150	—
Deferred financing costs (Note 8)	740	687
Deposits made	305	376
Prepaid corporate insurance	185	5,182
Prepaid workers compensation	—	796
Other prepaid expenses and other current assets	11,584	12,895
	$178,244	$49,805
1 The balance represents reimbursable project-related costs incurred on behalf of a customer in connection with a project arrangement. The Company expects to recover the amount from the customer within the next three months.
2 Vendor advances increased primarily due to advance payments made to certain suppliers under commercial arrangements related to future purchases of goods and services.
3 Receivables from employees increased primarily due to higher commission advances associated with increased sales bookings.
4 In the second quarter of fiscal year 2026 we had identified approximately $37.4 million of recoverable import tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”), all of which had been recognized in Cost of product revenue. Approximately $35.5 million of such amounts had been refunded as of September 30, 2026, and $0.7 million was reversed. Bloom concluded that recovery of the remaining $1.2 million was probable and reasonably estimable and, accordingly, recognized a tariff refund receivable for that amount as of September 30, 2026.

Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025

Vehicles, machinery and equipment	$270,453	$203,731
Construction-in-progress	208,176	83,067
Leasehold improvements	130,708	129,665
Energy Server systems	130,537	165,629
Buildings	54,001	53,156
Computers, software and hardware	37,726	34,761
Furniture and fixtures	12,043	11,090
	843,644	681,099
Less: accumulated depreciation	(303,918)	(282,592)
	$539,726	$398,507
Depreciation expense related to property, plant and equipment was $13.8 million and $40.8 million for the three and nine months ended September 30, 2026, respectively.
Depreciation expense related to property, plant and equipment was $12.8 million and $37.4 million for the three and nine months ended September 30, 2025, respectively.
Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025

Vendor advances[1]	$327,014	$17,374
Deferred commissions	25,246	19,109
Deferred expenses	7,353	8,111
Deposits made	2,764	3,001
Deferred financing costs (Note 8)	2,384	2,725
Deferred tax asset	1,933	1,780
Long-term lease receivable	1,549	2,193
Prepaid managed services	1,281	1,316
Prepaid and other long-term assets	2,591	1,594
	$372,115	$57,203
1 Vendor advances increased primarily due to advance payments made to certain suppliers under commercial arrangements related to future purchases of goods and services and capital advances.

Accrued Warranty and Product Performance Liabilities
Accrued warranty and product performance liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025

Product performance	$22,491	$16,791
Product warranty[1]	47,776	3,222
	$70,267	$20,013
Changes in the product warranty and product performance liabilities were as follows (in thousands):

Balances at December 31, 2025	$20,013
Accrued warranty, net[1] and product performance liabilities	71,601
Product performance expenditures during the period	(21,347)
Balances at September 30, 2026	$70,267
1 Includes a specific warranty reserve of $42.5 million, which is accounted for as an assurance-type warranty and recognized within cost of product revenue.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025

General invoice and purchase order accruals	$329,041	$76,909
Compensation and benefits	98,330	97,571
Sales-related liabilities	13,722	12,031
Accrued installation	13,235	14,278
Sales tax liabilities	7,587	10,054
Accrued legal expenses	6,257	2,599
Provision for income tax	2,964	2,115
Unfunded investment commitment (Note 11)	1,438	—
Finance lease liability	1,387	1,370
Interest payable	1,162	913
Accrued consulting expenses	942	1,475
Accrued restructuring costs	901	482
Current portion of derivative liabilities	851	1,353
Deferred profit in transactions with unconsolidated affiliates	631	39
Interim VAT liability	607	281
Other	727	784
	$479,782	$222,254
Preferred Stock
As of September 30, 2026, and December 31, 2025, we had 20,000,000 shares of preferred stock authorized, with a par value of $0.0001 per share. There were no shares of preferred stock issued or outstanding as of September 30, 2026, and December 31, 2025.

7. Investments in Unconsolidated Affiliates
The Company and Brookfield Asset Management (“Brookfield”) have entered into joint venture structures which are housed in an AI Infrastructure Fund created by Brookfield (the “AI Fund”). For details, see Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in our 2025 Form 10-K. We account for each investment in both the AI Fund JVs and JVs outside the AI Fund (the “Other JVs”) (collectively, the “Fund JVs”) as an investment under the equity method of accounting in accordance with ASC 323. The AI Fund and Brookfield hold the remaining ownership interests and serve as the primary beneficiaries; accordingly, both the AI Fund JVs and the Other JVs are not consolidated by us. As of September 30, 2026, and December 31, 2025, we hold equity interests in the following Fund JVs:

	September 30,	December 31,
	2026	2025

AI Fund JVs
Bolt US Class A JVCo LLC	6.2%	9.9%
Bolt US JVCo LLC	6.2%	9.9%
Other JVs
ORC HoldCo LLC	15.0%	15.0%
Our maximum exposure to loss from the involvement with the Fund JVs as of September 30, 2026 is $63.4 million. This amount consists of: (i) the carrying amount of our equity investments, totaling $28.2 million, (ii) remaining unfunded capital commitments of $14.5 million, and (iii) deferred profit related to sales to the Fund JVs of $20.7 million. Our total capital commitment to the Fund JVs as of September 30, 2026 is $71.6 million. For details related to our maximum exposure to loss from the involvement with the Fund JVs and our capital commitments, see Part II, Item 8, Note 7—Investments in Unconsolidated Affiliates in our 2025 Form 10-K.
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
We record our share of profit from sales of our products to the Fund JVs as a reduction of equity in earnings (loss) of unconsolidated affiliates. This share of profit reduces the carrying amount of our investments in unconsolidated affiliates. To the extent the cumulative reduction of equity in earnings (loss) of unconsolidated affiliates exceeds the investment’s carrying amount, the excess is presented as either Deferred profit in transactions with unconsolidated affiliates, or Accrued expenses and other current liabilities, based on the expected timing of realization. The deferred profit reverses (increasing equity in earnings (loss) of unconsolidated affiliates and restoring the investment balance) as profit is realized over the remaining useful life through depreciation of the underlying assets. As of September 30, 2026, and December 31, 2025, the deferred profit balances were $20.7 million and $13.9 million, of which $20.1 million and $13.9 million were classified as a noncurrent liability, respectively. During the nine months ended September 30, 2026, we recognized $15.6 million of equity‑method losses from unconsolidated affiliates. Of this amount, $16.9 million related to the elimination of intra‑entity profit on asset sales in accordance with ASC 323, which will be recognized over the useful lives of the underlying assets as they are depreciated, and $1.3 million related to the allocation of income from the Fund JVs under the HLBV method.
Changes in the investment balance for the nine months ended September 30, 2026, were as follows (in thousands):

Balances at December 31, 2025	$10,037
Current period investment in unconsolidated affiliates	28,015
Equity in loss of unconsolidated affiliates	(15,553)
Cash distributions received	(989)
Deferred profit in transactions with unconsolidated affiliates	6,134
Accrued expenses and other current liabilities	592
Balances at September 30, 2026	$28,236

Management evaluates each investment in each of the Fund JVs for impairment in accordance with ASC 323. No indicators of impairment were identified related to the investments as of September 30, 2026, and December 31, 2025.

8. Outstanding Loans and Security Agreements
The following is a summary of our debt as of September 30, 2026 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

0% Convertible Senior Notes due November 2030	$2,500,000	$—	$2,450,891	$2,450,891	0.0%	November 2030	Company
3.0% Green Convertible Senior Notes due June 2029	22,771	—	22,608	22,608	3.0%	June 2029	Company
Total recourse debt	2,522,771	—	2,473,499	2,473,499
4.6% Term Loan due October 2026	2,950	2,950	—	2,950	4.6%	October 2026	Korean JV
Total non-recourse debt	2,950	2,950	—	2,950
Total debt	$2,525,721	$2,950	$2,473,499	$2,476,449

The following is a summary of our debt as of December 31, 2025 (in thousands, except percentage data):

	Unpaid Principal Balance	Net Carrying Value			Interest Rate	Maturity Dates	Entity
		Current	Long- Term	Total

0% Convertible Senior Notes due November 2030	$2,500,000	$—	$2,442,091	$2,442,091	0.0%	November 2030	Company
3.0% Green Convertible Senior Notes due June 2029	75,125	—	73,473	73,473	3.0%	June 2029	Company
3.0% Green Convertible Senior Notes due June 2028	99,655	—	98,162	98,162	3.0%	June 2028	Company
Total recourse debt	2,674,780	—	2,613,726	2,613,726
4.6% Term Loan due October 2026	2,769	2,769	—	2,769	4.6%	October 2026	Korean JV
4.6% Term Loan due April 2026	1,384	1,384	—	1,384	4.6%	April 2026	Korean JV
Total non-recourse debt	4,153	4,153	—	4,153
Total debt	$2,678,933	$4,153	$2,613,726	$2,617,879

Recourse debt refers to debt that we have an obligation to pay. Non-recourse debt refers to debt that is recourse to only our subsidiary, Bloom SK Fuel Cell, LLC, a joint venture in the Republic of Korea with SK ecoplant (the “Korean JV”). The differences between the unpaid principal balances and the net carrying values reflect unamortized deferred financing costs, including the initial purchasers’ discounts, where applicable, and premiums or discounts associated with our debt, if any. We and all of our subsidiaries were in compliance with all financial covenants as of September 30, 2026, and December 31, 2025.

Recourse Debt Facilities

	0% Convertible Senior Notes due November 2030 ( “the 0% Notes”)	3.0% Green Convertible Senior Notes due June 2029 ( “the 3.0% Green Notes due June 2029”)

Issuance date/Indenture date[1]	November 4, 2025	May 29, 2024
Aggregate principal amount issued	$2,500.0 million	$402.5 million
Initial purchasers’ discount[2]	$50.0 million	$12.1 million
Other issuance costs[2]	$9.9 million	$0.7 million
Net proceeds received	$2,440.1 million	$389.7 million
Due date[3]	November 15, 2030	June 1, 2029
Greenshoe option[4]	$300.0 million	$52.5 million
Senior, unsecured obligations	Yes	Yes
Interest rate and payment schedule	Do not bear regular interest and will not accrete in principal amount over time	3.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024
Redemption date[5]	November 20, 2028	June 7, 2027
Conversion date[6]	August 15, 2030[7]	March 1, 2029[7]
Conversion trigger quarter-end date[6]	March 31, 2026[8]	September 30, 2024[8]
Initial conversion rate, shares of common stock per $1,000 principal amount of notes[9]	5.1290	47.9795
Initial conversion price, per share of common stock[9]	$194.97	$20.84
Incremental shares under Make-Whole Fundamental Change[10], shares of common stock per $1,000 principal amount[9]	2.6926	15.5932
The maximum number of shares into which the notes could have been potentially converted if the conversion features were triggered:
as of September 30, 2026	19,554,000	1,447,614
as of December 31, 2025	19,554,000	4,775,899
Effective interest rate	0.5%	1.1%
Customary provisions relating to the occurrence of Events of Default	See footnote 11	See footnote 11
Classification of net carrying value in condensed consolidated balance sheets.
as of September 30, 2026	Long-term liability	Long-term liability
as of December 31, 2025	Long-term liability	Long-term liability
1 Issued pursuant to, and are governed by, an indenture, between us and U.S. Bank Trust Company, National Association, as Trustee, in private placements to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.
2 The notes’ initial purchasers’ discount and other issuance costs (collectively, the “Transaction Costs”) were recorded as debt issuance costs and presented as a reduction to the notes on our condensed consolidated balance sheets and are amortized to interest expense at an effective interest rate.
3 Unless earlier repurchased, redeemed or converted.
4 Pursuant to the purchase agreement among us and the representatives of the initial purchasers, we granted the initial purchasers an option to purchase an additional aggregate principal amount of the notes. Notes included specified aggregate principal amount pursuant to the full exercise by the initial purchasers of the Greenshoe option.
5 We may not redeem the notes prior to the specified redemption date, subject to a partial redemption limitation. We may elect to redeem, at face value, all or any portion of the notes at any time, and from time to time, on or after the specified redemption date, and on or before the twenty-first scheduled trading day immediately before the maturity date, provided the share price for our common stock exceeds 130% of the conversion price at redemption.
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
7 Subject to the Trading Price Condition, the noteholders may convert their notes during the five consecutive business days immediately after any ten consecutive trading day period (for the 0% Notes) or the five business days immediately after any five consecutive trading day period (for the 3.0% Green Notes due June 2029) in which the trading price per $1,000 principal amount of the notes, as determined following a request by a holder of the notes, for each day of that period is less than 98% of the product of the closing price of our common stock and the then applicable conversion rate. From and after the specified conversion date, the noteholders may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Should the noteholders elect to convert their notes, we may elect to settle the conversion by paying or delivering, as applicable, cash, shares of our common stock, $0.0001 par value per share, or a combination thereof, at our election. Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Induced Conversions of the Existing Notes in our 2025 Form 10-K for details of the conversion of the 3.0% Green Notes due June 2029 and the 3.0% Green Convertible Senior Notes due June 2028 ( “the 3.0% Green Notes due June 2028”) in the fourth quarter of the fiscal year 2025.
8 The Closing Price Condition for the 3.0% Green Notes due June 2029, the 3.0% Green Notes due June 2028, and the 0% Notes was met during the three months ended June 30, 2026, and accordingly, such noteholders could convert their notes during the quarter ended September 30, 2026. For conversions of the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028, see section the Green Notes below. No conversions occurred during the three and nine months ended September 30, 2026 with respect to the 0% Notes. We will continue to assess conversion eligibility each fiscal quarter in accordance with the conditions described in the indentures governing the 3.0% Green Notes due June 2029 and the 0% Notes.
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
11 The notes contain certain customary provisions relating to the occurrence of Events of Default, as defined in the underlying indentures. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us occurs, then the principal amount of, and all accrued and unpaid interest (regular interest, where applicable, special interest or additional interest, if any) on all of the notes then outstanding will immediately become due and payable without any further action or notice by any person. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the underlying indentures consists exclusively of the right of the noteholders to receive special interest for up to 360 days (on the 0% Notes) or up to 180 days (on the 3.0% Green Notes due June 2029) at a specified rate per annum not exceeding 0.5% on the principal amount of the notes.

The total interest expense recognized related to our notes for the three and nine months ended September 30, 2026 and 2025, comprised of contractual interest expense and amortization of debt issuance costs, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Contractual interest expense
0% Convertible Senior Notes due November 2030	$—	$—	$—	$—
3.0% Green Convertible Senior Notes due June 2029	554	3,887	1,659	10,387
3.0% Green Convertible Senior Notes due June 2028	—	4,654	1,159	14,142
2.5% Green Convertible Senior Notes due August 2025	—	—	—	1,076
	$554	$8,541	$2,818	$25,605

Amortization of the initial purchasers’ discount and other issuance costs
0% Convertible Senior Notes due November 2030	$2,976	$—	$8,929	$—
3.0% Green Convertible Senior Notes due June 2029	15	833	247	2,232
3.0% Green Convertible Senior Notes due June 2028	—	999	244	2,957
2.5% Green Convertible Senior Notes due August 2025	—	—	—	348
	$2,991	$1,832	$9,420	$5,537

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Total interest expense related to our notes
0% Convertible Senior Notes due November 2030	$2,976	$—	$8,929	$—
3.0% Green Convertible Senior Notes due June 2029	569	4,720	1,906	12,619
3.0% Green Convertible Senior Notes due June 2028	—	5,653	1,403	17,099
2.5% Green Convertible Senior Notes due August 2025	—	—	—	1,424
	$3,545	$10,373	$12,238	$31,142
To date, there have been no events necessitating the recognition of special interest expense related to our notes.
The amount of unamortized debt issuance costs of our notes as of September 30, 2026, and December 31, 2025, was as follows (in thousands):

	September 30,	December 31,
	2026	2025

Unamortized debt issuance costs
0% Convertible Senior Notes due November 2030	$49,109	$57,909
3.0% Green Convertible Senior Notes due June 2029	163	1,652
3.0% Green Convertible Senior Notes due June 2028	—	1,493
	$49,272	$61,054
Capped Calls
Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Capped Calls in our 2025 Form 10-K for discussion of privately negotiated capped call transactions in connection with the pricing of the 3.0% Green Notes due June 2028.
The Green Notes
During the nine months ended September 30, 2026, the 3.0% Green Notes due June 2029 and the 3.0% Green Notes due June 2028 (collectively referred to as the “Green Notes”) were eligible for conversion due to the satisfaction of the Closing Price Condition specified in the underlying indentures for such notes. During the nine months ended September 30, 2026, holders elected to convert approximately $152.0 million aggregate principal amount of the Green Notes. Under the conversion provisions of the respective indentures for the Green Notes, and consistent with our obligation to settle conversions in cash, shares of common stock, or a combination thereof, we issued 7,796,169 shares of common stock during the period.
Following the conversions, the outstanding carrying value of the 3.0% Green Notes due June 2028 and 3.0% Green Notes due June 2029 decreased by $98.4 million and $51.1 million, respectively. As a result, we recognized $149.5 million in Additional paid-in capital in our condensed consolidated balance sheets. The impact on other line items within our condensed consolidated balance sheets and our condensed consolidated statements of operations was not material. No gain or loss was recognized in connection with the conversions.
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

On July 10, 2026, the remaining outstanding 3.0% Green Notes due June 2028 that had not been converted were redeemed for cash pursuant to the redemption provisions described above.
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
As of September 30, 2026, and December 31, 2025, no amounts were drawn under the facility. As of September 30, 2026, $90.0 million of standby letters of credit had been issued under the facility, reducing available borrowings to $510.0 million.
The total interest expense recognized related to the Revolving Credit Facility for the three and nine months ended September 30, 2026 and 2025, represented by deferred financing costs amortization, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Amortization of deferred financing costs	$186	$—	$553	$—
The amount of unamortized deferred financing costs of the Revolving Credit Facility as of September 30, 2026, and December 31, 2025, was as follows (in thousands):

	September 30,	December 31,
	2026	2025

Unamortized deferred financing costs	$3,124	$3,412
Deferred financing costs are included within Other long-term assets on our condensed consolidated balance sheets.
We are subject to financial covenants, including minimum interest coverage and maximum secured leverage ratios, and Bloom was in compliance with all covenants as of September 30, 2026, and December 31, 2025. Proceeds of borrowings under the Revolving Credit Facility may be used for working capital, capital expenditures, permitted acquisitions, and other general corporate purposes. We have not triggered any springing maturity provisions under the Revolving Credit Facility as of the date of the issuance of this Quarterly Report on Form 10-Q. The facility provides enhanced liquidity for general corporate purposes, including strategic initiatives.
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
Repayment Schedule and Interest Expense
The following table presents details of our outstanding loan principal repayment schedule as of September 30, 2026 (in thousands):

Remainder of 2026	$2,950
2027	—
2028	—
2029	22,771
2030	2,500,000
2031	—
Thereafter	—
$2,525,721
For the three and nine months ended September 30, 2026, interest expense of $7.5 million and $25.0 million, respectively, including total interest expense related to our debt of $3.5 million and $12.3 million, respectively, was recorded in Interest expense on our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2025, interest expense of $14.4 million and $43.2 million, respectively, including total interest expense related to our debt of $10.4 million and $31.2 million, respectively, was recorded in Interest expense on our condensed consolidated statements of operations.

9. Leases
Facilities, Energy Server Systems, and Vehicles
For the three and nine months ended September 30, 2026, rent expenses for all occupied facilities were $5.0 million and $14.8 million, respectively. For the three and nine months ended September 30, 2025, rent expenses for all occupied facilities were $5.3 million and $15.8 million, respectively.
Operating and financing lease right-of-use assets and lease liabilities as of September 30, 2026, and December 31, 2025, were as follows (in thousands):

	September 30,	December 31,
	2026	2025

Operating Leases:
Operating lease right-of-use assets, net [1,2]	$99,947	$108,541
Current operating lease liabilities	(24,022)	(22,000)
Non-current operating lease liabilities	(96,509)	(106,935)
Total operating lease liabilities	(120,531)	(128,935)

Finance Leases:
Finance lease right-of-use assets, net [2,3,4]	4,291	4,932
Current finance lease liabilities[5]	(1,387)	(1,370)
Non-current finance lease liabilities[6]	(3,232)	(3,848)
Total finance lease liabilities	(4,619)	(5,218)
Total lease liabilities	$(125,150)	$(134,153)
1 These assets primarily include leases for facilities, Energy Server systems, and vehicles.
2 Net of accumulated amortization.
3 These assets primarily include leases for vehicles.
4 Included in property, plant and equipment, net in the condensed consolidated balance sheets.
5 Included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

6 Included in other long-term liabilities in the condensed consolidated balance sheets.
The components of our lease costs for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating lease costs	$8,237	$8,044	$24,569	$23,967
Financing lease costs:
Amortization of right-of-use assets	356	308	1,112	699
Interest on lease liabilities	103	88	329	259
Total financing lease costs	459	396	1,441	958
Short-term lease costs	70	616	125	1,853
Total lease costs	$8,766	$9,056	$26,135	$26,778
Weighted average remaining lease terms and discount rates for our leases as of September 30, 2026, and December 31, 2025, were as follows:

	September 30,	December 31,
	2026	2025

Weighted average remaining lease term:
Operating leases	5.6 years	6 years
Finance leases	3.4 years	3.8 years
Weighted average discount rate:
Operating leases	10.4%	10.5%
Finance leases	8.9%	9.0%
Future lease payments under lease agreements as of September 30, 2026, were as follows (in thousands):

	Operating Leases	Finance Leases

Remainder of 2026	$8,650	$441
2027	35,204	1,707
2028	29,912	1,432
2029	23,294	1,117
2030	21,240	585
2031	15,337	47
Thereafter	28,078	—
Total minimum lease payments	161,715	5,329
Less: amounts representing interest or imputed interest	(41,184)	(710)
Present value of lease liabilities	$120,531	$4,619
Lease Not Yet Commenced
In August 2026, we entered into a lease agreement for approximately 158,400 square feet of manufacturing and warehousing space in Fremont, California. The lease term will extend for 150 full calendar months following the commencement date. As of September 30, 2026, the lease had not yet commenced.

For additional information on leases, see Part II, Item 8, Note 9—Leases, section Facilities, Energy Server Systems, and Vehicles in our 2025 Form 10-K.
Managed Services Financing
For details on Managed Services Financing, refer to Part II, Item 7, section Purchase and Financing Options, sub-section Legacy Financing Structure for Managed Services and Part II, Item 8, Note 9—Leases, section Managed Services Financing in our 2025 Form 10-K.
There were no new successful sale-and-leaseback transactions for the three and nine months ended September 30, 2026 and 2025. The recognized operating lease expenses from legacy successful sale-and-leaseback transactions for the three and nine months ended September 30, 2026, were $3.3 million and $10.0 million, respectively. The recognized operating lease expenses from legacy successful sale-and-leaseback transactions for the three and nine months ended September 30, 2025, were $3.3 million and $10.1 million, respectively.
Operating lease right-of-use assets from legacy successful sale-and-leaseback transactions as of September 30, 2026, and December 31, 2025, were $32.3 million and $39.0 million, respectively. Operating lease liabilities from legacy successful sale-and-leaseback transactions as of September 30, 2026, and December 31, 2025, were $35.5 million and $42.2 million, including long-term operating lease liability of $25.3 million and $32.9 million, respectively. Financing obligations from legacy successful sale-and-leaseback transactions as of September 30, 2026, and December 31, 2025, were $7.1 million and $8.9 million, including long-term financing obligations of $4.5 million and $6.5 million, respectively.
As of September 30, 2026, future lease payments under the Managed Services Agreements financing obligations were as follows (in thousands):

Financing Obligations

Remainder of 2026	$5,456
2027	17,930
2028	12,270
2029	7,642
2030	5,889
2031	4,063
Thereafter	9,946
Total minimum lease payments	63,196
Less: imputed interest	(27,502)
Present value of net minimum lease payments	35,694
Less: current financing obligations	(8,539)
Long-term financing obligations	$27,155
The total financing obligations, as reflected in our condensed consolidated balance sheets, were $185.0 million and $243.8 million as of September 30, 2026, and December 31, 2025, respectively. We expect the difference between these obligations and the principal obligations in the table above to be offset against the carrying value of the related Energy Server systems at the end of the lease and the remainder recognized as either a net gain or net loss at that point. For the three and nine months ended September 30, 2026, we recognized $9.4 million and $22.9 million net gain on failed sale-and-leaseback transactions, respectively, in Other income (expense), net on our condensed consolidated statements of operations. There were no material net loss or net gain on failed sale-and-leaseback transactions for the three and nine months ended September 30, 2025.

10. Stock-Based Compensation and Employee Benefit Plans
Share-based grants are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us.

2012 Equity Incentive Plan
Under our 2012 Equity Incentive Plan (the “2012 Plan”), as of September 30, 2026, and December 31, 2025, stock options to purchase 1,610,198 and 2,110,523 shares of common stock were outstanding with a weighted average exercise price of $25.49 and $25.67 per share, respectively, and no shares were available for future grant. The 2012 Plan has been canceled but continues to govern outstanding option grants under the 2012 Plan.
2018 Equity Incentive Plan
Under the 2018 Equity Incentive Plan (the “2018 Plan”), as of September 30, 2026, and December 31, 2025, stock options to purchase 3,369,387 and 3,925,002 shares of common stock were outstanding, respectively, with a weighted average exercise price of $10.54 and $10.15 per share, respectively. As of September 30, 2026, and December 31, 2025, 9,319,315 and 12,292,948 restricted stock units (“RSUs”) and performance stock units (“PSUs”) that may be settled for common stock, which were granted pursuant to the 2018 Plan, respectively, were outstanding. As of September 30, 2026, and December 31, 2025, we had 50,976,992 and 39,709,996 shares reserved for issuance under the 2018 Plan, respectively.
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
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Cost of revenue	$9,048	$5,719	$29,128	$16,262
Research and development	13,153	8,205	39,345	23,945
Sales and marketing	14,862	7,145	42,750	16,975
General and administrative	23,046	17,084	62,292	43,350
	$60,109	$38,153	$173,515	$100,532
For the three and nine months ended September 30, 2026 and 2025, stock-based compensation expense capitalized on inventory and deferred cost of goods sold was not material.

Stock Option and Stock Award Activity
Stock Options
The following table summarizes the stock option activity under our stock plans during the reporting period:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2025	5,741,283	$15.92	4.5	$406,957
Exercised	(881,422)	18.92
PSOs adjustment	119,970	—
Forfeited / Expired	(246)	30.96
Balances at September 30, 2026	4,979,585	15.44	4.2	1,286,171
Vested and expected to vest at September 30, 2026	4,808,004	15.53	4.1	1,257,071
Exercisable at September 30, 2026	3,595,498	$17.28	2.9	$933,766
During the three and nine months ended September 30, 2026, we recognized $1.1 million and $3.6 million of stock-based compensation costs for stock options, respectively. During the three and nine months ended September 30, 2025, we recognized $1.6 million and $4.2 million of stock-based compensation costs for stock options, respectively.
No stock options were granted during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, we granted 11,504 and 111,504 stock options, respectively. 111,504 stock options granted during the nine months ended September 30, 2025, included 100,000 performance-based stock options (“PSOs”) issued to a non-executive employee, which are subject to vesting upon achievement of specified corporate milestones. PSOs have a 10-year term, an exercise price equal to the fair market value of our common stock on the date of grant, and vest either at the end of three-year performance period, or over a three- or four-year requisite service period.
We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the stock options valuation:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025

Risk-free interest rate	3.9%	3.9%—4.1%
Expected term (years)	6.1	6.1
Expected dividend yield	—	—
Expected volatility	93.9%	93.4%—93.9%
During the three and nine months ended September 30, 2026, the intrinsic value of stock options exercised were $18.4 million and $173.8 million, respectively. During the three and nine months ended September 30, 2025, the intrinsic value of stock options exercised were $26.8 million and $29.9 million, respectively.
As of September 30, 2026, and December 31, 2025, we had unrecognized compensation costs related to unvested stock options of $2.6 million and $5.1 million, respectively. This cost is expected to be recognized over the remaining weighted-average period of 0.6 years and 1.3 years, respectively. Cash received from stock options exercised totaled $1.8 million and $16.9 million for the three and nine months ended September 30, 2026, respectively. Cash received from stock options exercised totaled $37.4 million and $38.7 million for the three and nine months ended September 30, 2025, respectively.

Stock Awards
A summary of our stock awards activity and related information is as follows:

	Number of Awards Outstanding	Weighted Average Grant Date Fair Value

Unvested Balance at December 31, 2025	12,292,948	$25.74
Granted	1,248,007	180.13
Vested	(3,849,222)	19.91
Forfeited	(372,418)	34.75
Unvested Balance at September 30, 2026	9,319,315	$48.46
The estimated fair value of RSUs and PSUs is based on the fair market value of our common stock on the date of grant. For the three and nine months ended September 30, 2026, we recognized $50.7 million and $138.9 million of stock-based compensation costs for stock awards, respectively. For the three and nine months ended September 30, 2025, we recognized $33.1 million and $87.7 million of stock-based compensation costs for stock awards, respectively.
As of September 30, 2026, and December 31, 2025, we had $367.5 million and $277.1 million of unrecognized stock-based compensation expense related to unvested stock awards, expected to be recognized over a weighted-average period of 1.6 years and 2.0 years, respectively.
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
On February 25, 2026, the Company granted PSUs and RSUs to certain executive officers. On May 20, 2026, the Company granted PSUs and RSUs to its newly appointed Chief Financial Officer and one other executive officer as new-hire awards, and on August 27, 2026, the Company granted an additional RSU awards to the Chief Financial Officer and one other executive officer (collectively, the “2026 Executive Awards”).
The RSUs are subject to service-based vesting conditions. For executive officers who received awards on February 25, 2026, 40% of the RSUs vest on March 1, 2027, and the remaining 60% vest in equal quarterly installments over the following two years. The Chief Financial Officer’s new-hire RSU award vests one-third on April 15, 2027, with the remaining two-thirds vesting in equal quarterly installments over the following two years. The additional RSU awards granted to the Chief Financial Officer and one other executive officer on August 27, 2026 vest 50% on the fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date.
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
The unamortized compensation expense for the 2021—2026 Executive Awards, the CEO Award, and the Replacement Awards was as follows (in millions):

	September 30,	December 31,
	2026	2025

2026 Executive Awards and the CEO Award	$99.0	$—
2025 Executive Awards	10.8	19.9
2024 Executive Awards and the Replacement Awards	46.2	77.4
2023 Executive Awards	0.1	0.6
2022 Executive Awards	—	0.3
2021 Executive Awards	—	0.6
Plan Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under our stock plans:

Plan Shares Available for Grant

Balances at December 31, 2025	39,709,996
Added to plan	11,934,957
Granted	(1,248,007)
Cancelled/Forfeited	580,359
Expired	(313)
Balances at September 30, 2026	50,976,992
2018 Employee Stock Purchase Plan
For details on the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), refer to Part II, Item 8, Note 10—Stock-Based Compensation and Employee Benefit Plans, section 2018 Employee Stock Purchase Plan in our 2025 Form 10-K.
During the three and nine months ended September 30, 2026, we recognized $4.5 million and $14.2 million of stock-based compensation costs for the 2018 ESPP, respectively. During the three and nine months ended September 30, 2025, we recognized $2.7 million and $7.2 million of stock-based compensation costs for the 2018 ESPP, respectively.
We issued 166,063 and 443,322 shares during the three months ended September 30, 2026, and 2025, respectively, and 810,714 and 1,073,929 shares during the nine months ended September 30, 2026, and 2025, respectively. During the nine months ended September 30, 2026, and 2025, we added an additional 2,983,739 and 2,494,717 shares, respectively. There were 20,166,970 and 17,993,945 shares available for issuance as of September 30, 2026, and December 31, 2025, respectively.
As of September 30, 2026, and December 31, 2025, we had $17.6 million and $8.6 million of unrecognized stock-based compensation costs, expected to be recognized over a weighted average period of 0.7 years and 0.6 years, respectively.

We used the following weighted-average assumptions in applying the Black-Scholes valuation model for determination of the 2018 ESPP share valuation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Risk-free interest rate	3.4%—4.2%	3.8%—4.3%	3.4%—4.2%	3.8%—5.0%
Expected term (years)	0.5—2.0	0.5—2.0	0.5—2.0	0.5—2.0
Expected dividend yield	—	—	—	—
Expected volatility	96.7%—119.3%	80.5%—115.2%	80.5%—119.3%	66.2%—115.2%

11. Related Party Transactions
There have been no changes in related party relationships during the three and nine months ended September 30, 2026.
Our operations include the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Total revenue from related parties[1]	$321,644	$287,985	$697,725	$317,845
General and administrative expenses[2]	—	63	—	434
Interest expense[3]	—	5	—	101
Equity in loss of unconsolidated affiliates[4]	2,897	19,599	15,553	19,599
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
4 Represent equity in loss of the Fund JVs. Cash distributions from the Fund JVs during the three and nine months ended September 30, 2026, were $0.8 million and $1.0 million, respectively (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).

Below is the summary of outstanding related party balances as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025

Accounts receivable	$195,531	$151,932
Contract assets, current	73,685	2,967
Deferred cost of revenue, current	20,494	—
Customer consideration asset, current[1]	90,967	—
Prepaid expenses and other current assets	—	1,247
Investments in unconsolidated affiliates	28,236	10,037
Contract assets, non-current	51,749	48,763
Customer consideration asset, non-current[1]	215,533	—
Other long-term assets	—	5,968
Accrued warranty	5,002	799
Accrued expenses and other current liabilities[2]	2,069	39
Deferred revenue and customer deposits, current	8,096	6,879
Deferred profit in transactions with unconsolidated affiliates	20,062	13,928
1 See Note 3—Revenue Recognition—Commitment to Issue Share-Based Consideration Payable to Customer’s Customer in this Quarterly Report on Form 10-Q for additional information.
2 Includes an unfunded investment commitment of $1.4 million related to the Fund JVs and $0.6 million of excess of unrealized profit from sales to the Fund JVs over the carrying value of the related equity‑method investments (see Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q).
SK ecoplant Joint Venture
For information on SK ecoplant Joint Venture, see Part II, Item 8, Note 12—Related Party Transactions, section SK ecoplant Joint Venture in our 2025 Form 10-K.
The following are the aggregate carrying values of the Korean JV’s assets and liabilities in our condensed consolidated balance sheets, after eliminations of intercompany transactions and balances, as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$18,662	$25,820
Accounts receivable	—	576
Inventories	23,944	33,075
Prepaid expenses and other current assets	11,668	5,688
Total current assets	54,274	65,159
Property and equipment, net	1,238	1,454
Operating lease right-of-use assets	634	1,134
Other long-term assets	360	210
Total assets	$56,506	$67,957
Liabilities
Current liabilities:
Accounts payable	$7,828	$16,342

	September 30,	December 31,
	2026	2025

Accrued expenses and other current liabilities	33,021	19,179
Operating lease liabilities	605	516
Non-recourse debt	2,950	4,153
Total current liabilities	44,404	40,190
Operating lease liabilities	54	484
Total liabilities	$44,458	$40,674

12. Commitments and Contingencies
Commitments
Purchase Commitments with Suppliers and Contract Manufacturers—Manufacturing, long-term supply and other related purchase commitments include agreements and purchase orders with component suppliers and third-party manufacturers. These commitments primarily relate to minimum purchase quantities and non-cancelable orders for raw materials and components used in the manufacture of our Energy Server and ancillary systems. Certain arrangements require us to purchase specified minimum quantities or make payments for contractual shortfalls, including under take-or-pay provisions. We enter into these arrangements to support anticipated production requirements, taking into consideration existing customer commitments, expected customer deployments and anticipated future demand.
As of September 30, 2026, commitments under agreements with terms greater than 12 months totaled approximately $5.8 billion, of which $0.1 billion, $2.6 billion, $1.3 billion and $1.8 billion is expected to be paid during the remainder of fiscal year 2026 and in fiscal years 2027, 2028 and 2029, respectively. These commitments are subject to potential price adjustments for certain raw materials, and the potential impact of such adjustments is not reflected in the amounts above.
Amounts purchased under these arrangements are generally recorded as inventory when received. The ultimate amount and timing of our purchases may vary from the amounts presented above based on contractual terms, actual production requirements and the timing of supplier deliveries.
Performance Guarantees—We paid $7.5 million and $21.3 million for the three and nine months ended September 30, 2026, respectively, and $2.4 million and $17.0 million for the three and nine months ended September 30, 2025, respectively, for guarantees that we provide customers on the output performance of our Energy Server systems. For additional information on performance guarantees, see Part II, Item 8, Note 13—Commitments and Contingencies, section Commitments in our 2025 Form 10-K.
Letters of Credit—We have outstanding letters of credit issued to our customers and other counterparties in the U.S. and international locations under different performance and financial obligations. These letters of credit are collateralized through cash deposited in the controlled bank accounts with the issuing banks and are classified as Restricted Cash in our condensed consolidated balance sheets. As of September 30, 2026, and December 31, 2025, the balances of the cash-collateralized letters of credit issued to our customers and other counterparties in the U.S. and international locations were $20.9 million and $26.6 million, respectively.
As of September 30, 2026, we have additional standby letters of credit totaling $217.4 million, including $90.0 million issued under our Revolving Credit Facility and the remainder issued through other arrangements not collateralized through cash.
Pledged Funds—In 2019, pursuant to the PPA IIIb repowering of the Energy Server systems, we established a restricted cash fund of $20.0 million, which had been pledged for a seven-year period to secure our operations and maintenance obligations with respect to the totality of our obligations to the financier. These funds will be released to us by the end of 2026 as long as the Energy Server systems continue to perform in compliance with our warranty obligations. As of September 30, 2026, and December 31, 2025, the balance of the restricted cash fund was $0.5 million and $0.9 million, respectively.
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
On November 18, 2023, the arbitrator bifurcated the arbitration into a first phase focusing on Bloom’s claims directed to improper inventorship of the Patents‑in‑Suit and Bloom’s defective product claims. Briefing on the first phase took place throughout 2024 and the first half of 2025. An evidentiary hearing with witness testimony commenced on July 21, 2025, and continued through August 1, 2025. A partial award was transmitted to the parties on February 12, 2026. The parties currently dispute whether all first phase issues have been resolved. The parties are currently briefing what issues remain to be arbitrated in the matter, but there is no fixed timeline for a determination on that topic. We are unable to predict the ultimate outcome of the arbitration at this time.
In July 2026, Sashanna Nevins filed a class action complaint in the federal district court for the Northern District of California against us, and certain current and former members of our senior management team alleging violations under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for alleged misleading statements or omissions in various annual and quarterly report filings we have made with the Securities and Exchange Commission, as well as certain other public statements, since February 27, 2025 in connection with our supply chain. The complaint’s allegations mirror those contained in the recent shortseller report published by Hunterbrook Media in July 2026. The complaint is still preliminary. On October 15, 2026, the Court appointed shareholder, Nicole Caraoué, as Lead Plaintiff and Robbins Geller Rudman & Dowd LLP as Lead Counsel. We believe the complaint to be without merit and we intend to vigorously defend.

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

14. Income Taxes
For the three and nine months ended September 30, 2026, we recorded an income tax provision of $0.8 million and $2.7 million on pre-tax income of $249.8 million and $524.3 million for effective tax rates of 0.3% and 0.5%, respectively.
For the three and nine months ended September 30, 2025, we recorded an income tax provision of $0.3 million and $1.8 million on pre-tax losses of $22.6 million and $86.8 million for effective tax rates of (1.5)% and (2.1)%, respectively.
The effective tax rate for the three and nine months ended September 30, 2026 and 2025, is lower than the statutory federal tax rate primarily due to a full valuation allowance against U.S. deferred tax assets.
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
The following table provides a reconciliation of the numerator and the denominator used in computing basic and diluted earnings per share attributable to common stockholders (in thousands, except net earnings per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Numerator for basic earnings per share:
Net income (loss) attributable to common stockholders	$250,271	$(23,093)	$517,214	$(89,526)
Net income (loss), numerator—basic	$250,271	$(23,093)	$517,214	$(89,526)

Numerator for diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income (loss) attributable to common stockholders	$250,271	$(23,093)	$517,214	$(89,526)
Add: debt interest cost, net of taxes	3,534	—	12,169	—
Net income (loss), numerator—diluted	$253,805	$(23,093)	$529,383	$(89,526)

Denominator for basic earnings per share:
Weighted average common shares outstanding	294,757	234,931	287,970	232,579

Denominator for diluted earnings per share:
Weighted average common shares outstanding—basic	294,757	234,931	287,970	232,579
Effect of dilutive securities:
Convertible notes	13,922	—	18,250	—
Warrant (Note 3)	—	—	141	—
Stock options and awards	15,610	—	16,946	—
Weighted average common shares outstanding—diluted	324,289	234,931	323,307	232,579

Net earnings per share available to common stockholders:
Basic	$0.85	$(0.10)	$1.80	$(0.38)
Diluted	$0.78	$(0.10)	$1.64	$(0.38)
The following common stock equivalents were excluded from the computation of our earnings per share available to common stockholders, diluted, for the three and nine months ended September 30, 2025, as their inclusion would have been antidilutive (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025

Convertible notes	62,029	59,206
Stock options and awards	15,519	16,048
	77,548	75,254

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
Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors including those discussed in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), as well as those described from time to time in our other filings filed with the Securities and Exchange Commission, including other Quarterly Reports on

Form 10-Q filed with the Securities and Exchange Commission since the 2025 Form 10-K.
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
For additional overview information, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, sections Overview and Key Macro Trends in our 2025 Form 10-K.
Developments With Respect to Factors Affecting Our Performance
Freight, Logistics and Transportation Costs
Volatility in the global freight and logistics markets continued in the third quarter of fiscal year 2026 as geopolitical events in the Middle East pressured ocean, air, ground and specialized heavy-equipment transportation rates. Routing inefficiencies driven by geopolitical events decreased transportation availability somewhat compared to the prior quarter, but transportation availability generally remains improved compared to prior years. Higher fuel prices and labor costs have also elevated logistics costs. On a selective basis, we continue to incur higher logistics costs to expedite deliveries of materials and supplies by air carrier so that we can manufacture and deliver our Energy Server products to meet customer timelines.
Changes in freight pricing can meaningfully affect our cost of revenues and project-level margins, particularly for large multi-megawatt deployments and international shipments, because of the size and weight of our Energy Server systems. Our strategies to manage freight, logistics, and transportation costs continue to include negotiating indexed freight arrangements where feasible, renegotiating air freight rates, optimizing factory-to-site routing, consolidating shipments, and increasing regional sourcing. However, such actions may not fully offset future freight rate increases, especially in periods of elevated demand or geopolitical or fuel price volatility.
Supply Chain Update
While there has generally been a worldwide shortage of electronic components, our supply of needed components, electronic or otherwise, has not been impacted to date. Approaches we have taken to manage our supply of electronic components despite current worldwide general shortages include supplier diversification, qualifying multiple suppliers for single or limited source components, enhancing our predictive analytics capabilities, and employing flexible sourcing strategies. As we continue to scale our business, we work proactively with our suppliers to ensure continued adequacy of supply while also maintaining our quality standards. Our strategies have included entering into long-term contracts and non-cancelable purchase orders. In select cases, where demand for items is competitive, components are highly dependent upon underlying scarce commodity items, or lead time is needed for a long-term order, we have also entered into take-or-pay or fixed volume commitment contracts. We do not currently anticipate experiencing supply chain shortages which would impact our 2026 production forecast; however, we cannot give assurances as to potential future developments or their related impacts. We enter into these arrangements to support anticipated production requirements, taking into consideration existing customer commitments, expected customer deployments and anticipated future demand. If actual demand, customer deployments or our production requirements are lower than anticipated, we may be required to purchase materials or make payments in excess of our then-current requirements. This could result in excess or obsolete inventory, inventory write-downs, increased working capital requirements and reduced operating cash flows.
On July 8, 2026, a short-seller published a report making allegations about our supply chain, including the sourcing and sufficiency of certain raw materials used in our products. We rejected the report’s conclusions regarding our supply chain, and we believe we have sufficient supply of the relevant raw materials to meet our current fuel cell demand and backlog. Publications of this nature, whether or not accurate, have resulted in significant volatility in the trading price of our common stock, and we cannot predict whether similar publications may occur in the future or their potential impacts. We have incurred, and may continue to incur, costs in connection with evaluating and responding to the report, and any related inquiries or demands could result in additional costs and divert management’s attention.
Tariff Updates
During the year ended December 31, 2025, pursuant to the International Emergency Economic Powers Act (“IEEPA”), the U.S. government announced significant additional tariffs on products imported from various countries, including countries where we source materials used in our Energy Server products. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were unlawful and required refunds of such tariffs collected, which refunds we have been separately pursuing. However, following the Supreme Court’s decision, the U.S. presidential administration invoked other laws to collect tariffs and announced new temporary ten percent tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. In late July 2026, following the expiration of such temporary tariffs, the U.S. presidential administration imposed new tariffs of 10% to 12.5% targeting imports from approximately 60 economies which covers almost all U.S. imports. Certain materials which we require, such as imports of steel, aluminum, copper, and derivative metal products, continue to be subject to their own separate tariff regime.
Tariff levels, their duration, and the potential imposition, modification or suspension of existing or additional new tariffs or retaliatory actions remain uncertain. These and future changes to trade policies, trade actions, or retaliatory trade measures in response may continue to result in additional costs and pricing pressures, supply chain disruptions, volatility in the demand for our Energy Server products, and increased economic or geopolitical risks, which could adversely impact our business, financial condition, and results of operations, materially or in ways that we cannot predict. We do not currently anticipate that the recent tariff actions taken by the U.S. presidential administration focusing on Canada or the Canadian response will have significant impacts on our business.
Commodity Pricing Volatility
Commodity input pricing has continued to be an important factor affecting our cost structure through the third quarter of fiscal year 2026. Certain raw materials and components used in our fuel cell stacks, power electronics, structural assemblies, and balance‑of‑plant systems—including steel alloys, specialty metals, electronic components, natural gas‑linked inputs, and rare earth‑dependent materials, continue to experience price fluctuations. While we do not generally purchase commodities directly at spot prices, supplier pricing may reflect changes in underlying commodity indices over time. Increases in commodity prices may not be immediately recoverable through customer pricing due to contractual arrangements, competitive dynamics, or fixed‑price project structures, creating potential margin pressure. We utilize supplier diversification, long‑term sourcing agreements, inventory planning, and selective contractual pass‑through mechanisms where available to mitigate commodity cost risks, and have also encouraged our suppliers to diversify their own supply chains. Sustained or rapid commodity price increases could adversely affect our results of operations.
Inflationary Pressures on Parts and Labor
Inflationary pressures increased in the third quarter of fiscal year 2026 and continued to persist across several cost categories relevant to our business, including certain electrical parts and components, labor, manufacturing and field installation services. Wage inflation in skilled manufacturing and technical field labor, coupled with higher third‑party contractor costs, impacted our operating expenses and cost of revenues. Suppliers pass on general inflationary impacts on labor and services through increased prices for parts which we manage through productivity initiatives, automation, supplier negotiations, selective price adjustments, and ongoing cost‑reduction programs. However, the timing and extent of these mitigations may not fully offset the pace of cost increases, particularly when we rapidly scale or accelerate deployment schedules.
Developments with Respect to Installation of our Energy Server Products
We continue to evolve our installation approach to a consult-only model, particularly for large load sites where we request customers to utilize one of our certified third-party installers. We continue to implement our certified third-party installation program where we train and certify established EPC companies with whom we have developed working relationships on the installation of our Energy Server product. Purchasers of our Energy Server product can select their preferred third-party EPC provider from the certified installer list, and enter into installation agreements directly with the EPC company. Bloom is available to provide consulting services to the installation. Installation partners undergo a rigorous qualification process prior to selection based upon criteria such as experience with Bloom’s product, other energy infrastructure installation experience, balance sheet, reputation, and safety record. Following selection, such EPC companies undergo extensive training on our Energy Server systems and its proper installation. To facilitate the use of third-party installers, increase installation speed, reduce dependency on skilled field labor, and reduce installation costs, Bloom has incorporated traditional installation components and materials into the Energy Server that have previously been supplied by general contractors or built on-site. Examples include the use of a factory-built and tested fuel cell on a skid design, the development and use of the Power Connect spine for all external cabling, and locating the interconnects to the system at a centralized external interface panel with data and power connectors. Additional benefits of such improvements and standardization include reduction of installation risks and errors. Bloom continues to have responsibility for the commissioning of the Energy Server system following installation.
Increasing Opposition to Data Center Development
Opposition to data center development continues to grow. In July 2026, the governor of New York state signed an executive order to create a moratorium on new hyperscale data centers that included temporarily pausing State environmental permits for up to one year in order to build a regulatory framework to address concerns which have been expressed by consumers and communities in the State related to matters such as utility rates and the environment. Similar moratoriums have since been introduced in many other states, and many local cities and municipalities have also introduced or adopted these or other measures which restrict, pause, or otherwise adversely impact data center development. Prolonged and widespread opposition to data center development due to ratepayer impacts, environmental concerns, noise, and other expressed strains on local communities may have longer-term adverse impacts on our business. In addition to potential direct impacts such as adversely affecting the size of this target market or causing project cancellations, additional indirect impacts may include (among other things) further increasing the sales and installation cycle, increasing the time, cost, expense, and complexity of obtaining required permits for the development, and reducing government support and incentives for such developments, any of which may also have adverse impacts on our business, financial condition, and operating results. Despite recent increasing opposition to data center development, demand for our Energy Server systems in connection with such developments has continued to be robust. However, recently, notwithstanding the environmental benefits of Bloom’s Energy Server compared to alternatives, even projects with our fuel cell systems have experienced increased scrutiny, data requests, and discretionary hearings which have resulted in permitting delays. These delays in turn impact project construction, financing and commencement, all of which may have adverse impacts on our business, financial condition and operating results.
Financing Availability for Data Centers
Obtaining financing for data center development has generally become more difficult. Hyperscalers have increasingly funded such data center investments through borrowing rather than cash reserves, and corporate bond issuances for such purposes have surged. Projections of AI-related debt issuances in 2026 alone have exceeded $500 billion, driven by the need for significant upfront capital expenditures that outpaces earnings growth, and which has raised market concerns about rising leverage and (in some cases) negative free cash flow, for uncertain returns in the event benefits from the AI investments are not realized. In addition to hyperscalers, other participants in the AI infrastructure buildout, including neoclouds, co-location service providers, and other tenants to data infrastructure being built, are also increasingly viewed as high credit risks, which adds to uncertainty and makes financing more expensive and difficult to obtain, particularly when interest rates are also rising. When our hyperscaler, neocloud, and co-location customers and their related projects using our products are viewed as high credit risks, the size of the AI sector may be adversely impacted, projects unable to obtain economical financing may be cancelled, margin pressure may increase as developers negotiate lower prices for our products to offset higher financing costs, and additional pressure may be placed upon us to support developer efforts to obtain required regulatory permits which adds time, complexity, and cost, all of which may have adverse impacts on our business, financial condition and operating results.
We Also Arrange Financing for Customers
We arrange financing for the use of our Energy Server for our customers through power purchase agreements, capacity or lease arrangements. Our ability to arrange such financing is adversely impacted when our customers and their projects are viewed as high credit risk. When coupled with factors such as increasing opposition to data center development and pauses and additional delays in the issuance of air and other permits, the costs and risks of arranging financing for projects deploying our Energy Servers are further exacerbated. For example, despite our superior criteria pollutant emission profile and lower CO2 emissions than combustion alternatives, the process to obtain required air permits for larger installations is, at times, taking longer than expected. Construction, land use, and gas permits have also been delayed. These challenges may also impact our ability to receive revenue timely as we generally cannot sell our Energy Servers to a financier until permits are in hand. Regulatory uncertainty may also further affect our ability to arrange financing for projects because the economics of these financings depend on the monetization of available investment tax credits under the OBBBA. Any delays in the issuance of guidance related to such investment tax credits may cause financiers to further delay consummating financings for clean energy facilities using our products until greater clarity is received, and may put pressure on our margins or raise financing costs for our customers.

For additional information with respect of other factors affecting our performance, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Other Factors Affecting our Performance in our 2025 Form 10-K.
Sustainability
We are driven by the promise of our contribution to the transformation and decarbonization of energy and mobility sectors globally. Our advanced distributed energy platform delivers cost-effective, clean, reliable, and resilient electricity. Operating at high efficiency and without combustion, Bloom systems deliver lower emissions and improved air quality with minimal water use compared to conventional alternatives.
We are committed to continuous innovation, making our technology available across a growing list of applications including biogas, carbon capture, hydrogen, combined heat and power, and microgrid projects in order to serve our increasingly diverse customer base. Our natural gas-based Energy Server systems are also an important source of near-term emission reductions.
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
Liquidity and Capital Resources
Overview of Liquidity Position
As of September 30, 2026, and December 31, 2025, we had unrestricted cash and cash equivalents of $2,486.7 million and $2,454.1 million, respectively. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds of $2,367.8 million and $2,386.6 million as of September 30, 2026, and December 31, 2025, respectively. We seek to maintain these balances with high credit quality counterparties, regularly monitor the amount of our credit exposure to any one issuer and diversify our investments in order to minimize our exposure.
As of September 30, 2026, and December 31, 2025, we had $2,473.5 million and $2,613.7 million of recourse debt, $3.0 million and $4.2 million of non-recourse debt, and $9.0 million and $10.0 million of other long-term liabilities, respectively. As of September 30, 2026, and December 31, 2025, $3.0 million and $4.2 million of our debt were classified as short-term, respectively, and $2,473.5 million and $2,613.7 million of our debt were classified as long-term, respectively. For a complete description of our outstanding debt, please see Part I, Item 1, Note 8—Outstanding Loans and Security Agreements in this Quarterly Report on Form 10-Q.
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
Revolving Credit Facility
For information on a senior secured multicurrency revolving credit facility (the “Revolving Credit Facility”) which we entered into on December 19, 2025, see Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, section Revolving Credit Facility in our 2025 Form 10-K. As of September 30, 2026, and December 31, 2025, no amounts were drawn under the Revolving Credit Facility. As of September 30, 2026, the $90.0 million letter of credit sub-facility under our Revolving Credit Facility was fully utilized, reducing our available borrowing capacity to $510.0 million.
Near-Term Liquidity Outlook and Financing Flexibility
The combination of our cash and cash equivalents and cash flow expected to be generated by our operations is expected to be sufficient to meet our anticipated cash flow needs for at least the next 12 months. If these sources of cash are insufficient or not received in a timely manner to meet our near-term or future liquidity needs, we may require additional equity or debt financing to fund our operations, manufacturing capacity, product development, and market expansion initiatives, as well as to respond to competitive pressures or strategic opportunities. We may, from time to time, engage in a variety of financing transactions for such purposes, including factoring our accounts receivable. There were no factoring arrangements during the three and nine months ended September 30, 2026 and 2025. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may limit our financial and operational flexibility. Although we currently do not have any floating-rate notes on our balance sheet, our overall cost of capital may increase if interest rates rise and we refinance our fixed-rate convertible notes. If we raise additional funds through the issuance of equity or equity-linked securities, our existing stockholders could experience dilution in their ownership percentage, and any new securities may have rights, preferences, and privileges senior to those of our common stock.
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
Project-Related Option Arrangement
In May 2026, we made a $50.0 million payment to acquire contractual rights under an option arrangement. Under the related agreements, the rights were assigned in July 2026 to a Brookfield Asset Management (“Brookfield”) vehicle, which agreed to reimburse Bloom upon exercise of the option and acquisition of the underlying project. Under certain circumstances, including if the Brookfield vehicle did not proceed with the acquisition, the option rights could have been put back to the original holder, Oracle, with Bloom entitled to recovery of the $50.0 million through corresponding contractual arrangements. Bloom does not intend to retain a long-term ownership interest in the underlying assets or participate in the project’s long-term economics.
During the three months ended September 30, 2026, we received a corresponding $50.0 million payment from Brookfield. As of September 30, 2026, Bloom derecognized the project-related equity investment asset and no longer holds the option rights.

Cash Flow Analysis
A summary of our consolidated sources and uses of cash, cash equivalents, and restricted cash was as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025

Net cash provided by (used in):
Operating activities	$272,895	$(304,124)
Investing activities	(257,700)	(58,299)
Financing activities	13,649	37,486
Operating Activities
Our operating activities consisted of net income adjusted for certain non-cash items plus changes in our operating assets and liabilities or working capital. Net cash provided by operating activities for the nine months ended September 30, 2026, was primarily due to business‑driven changes in working capital totaling $598.9 million. These changes included:
•A $879.3 million increase in accounts receivable and contract assets, which grew due to the timing of milestone billings and customer acceptance cycles;
•A $285.5 million increase in inventory, primarily driven by higher raw materials purchases to support anticipated growth in production volumes and future customer demand, as well as to help manage supply chain lead times;
•A $178.0 million increase in deferred revenue and customer deposits, primarily driven by a higher level of new customer deposits compared to the prior year period. This reflected the timing and mix of system deployments, including a lower proportion of projects without significant upfront billings. Deferred revenue increased modestly compared to the prior year period;
•A $128.4 million increase in prepaid expenses and other current assets due to upfront service‑related payments aligned with expanding field service activity; and
•A $64.9 million increase in deferred cost of revenue as associated systems reached acceptance milestones during the reporting quarter.
These movements were partially offset by a $583.5 million benefit from the timing of vendor payments.
Net cash provided by operating activities for the nine months ended September 30, 2026, was $272.9 million, representing a $577.0 million increase compared to the prior year period. The year-over-year change in operating assets and liabilities was primarily driven by: (i) an increase of $504.3 million attributable to contract assets, (ii) an increase of $272.9 million attributable to other long-term assets, (iii) an increase of $189.1 million attributable to accounts receivable, (iv) an increase of $106.3 million attributable to inventories, (v) an increase of $127.0 million attributable to prepaid expenses and other current assets, and (vi) an increase of $48.3 million attributable to deferred cost of revenue, partially offset by (a) an increase of $477.7 million attributable to accounts payable and accrued expenses, and (b) an increase of $412.5 million attributable to deferred revenue and customer deposits. These working‑capital variances represent gross movements and therefore do not reconcile directly to the total year‑over‑year change in net cash provided by operating activities, which also reflects non‑cash adjustments and other operating items included in the reconciliation from net income to operating cash flows.
Investing Activities
Our investing activities have consisted of capital expenditures, including investments to increase our production capacity, and investments in unconsolidated affiliates. Cash used in investing activities during the nine months ended September 30, 2026, was $257.7 million, an increase of $199.4 million compared to the prior year period. The increase was primarily due to a $197.5 million increase in expenditures on tenant improvements for a leased engineering and manufacturing facility in Fremont, California, which opened in July 2022, and a $2.0 million investment in the joint ventures between the Company and Brookfield (see Part I, Item 1, Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q). We expect to continue to make capital investments to expand production capacity at our manufacturing facilities in

Fremont, California and Delmarva, Delaware. These investments, which include the purchase of new equipment and tenant improvements, are part of our strategic plan to continually increase capacity to meet orders and customer delivery requirements. The magnitude and timing of these capital expenditures will depend on implementation milestones, supplier lead times, and customer demand. We intend to fund these capital expenditures from cash on hand as well as cash flow expected to be generated from operations. We may also evaluate and arrange equipment lease financing to fund these capital expenditures.
Financing Activities
Our financing activities consist of payment of debt and debt issuance costs, repayments of/proceeds from financing obligations, proceeds from issuance of our common stock, payment of dividends and other cash flows from financing activities. Net cash provided by financing activities during the nine months ended September 30, 2026, was $13.6 million, a decrease of $23.8 million compared to the prior year period, predominantly due to (i) a $16.1 million decrease in proceeds from issuance of common stock, and (ii) an increase in cash outflows of $8.8 million for repayment of financing obligations, partially offset by a decrease in cash outflows of $1.2 million for repayment of debt and debt issuance costs.
Net cash provided by financing activities for the nine months ended September 30, 2026, consisted primarily of (i) the proceeds from issuance of common stock of $33.9 million, (ii) the repayment of financing obligations of $17.2 million, (iii) repayment of debt of $1.3 million, (iv) payment of dividends of $0.9 million, and (v) payment of debt issuance cost of $0.8 million.

We believe we have sufficient capital to operate our business over the next 12 months. Our working capital was strengthened with the supplemented liquidity through issuing the 0% Notes. In addition, we may still enter the equity or debt market as needed to support the expansion of our business. Please refer to Part II, Item 8, Note 8—Outstanding Loans and Security Agreements, and Part I, Item 1A, Risk Factors—Risks Related to Our Liquidity—Our indebtedness, and restrictions imposed by the agreements governing our outstanding indebtedness, may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs in our 2025 Form 10-K, for more information regarding the terms of and risks associated with our debt. We enter into committed arrangements and anticipate meeting these purchase commitments with suppliers and third-party manufacturers through cash flow generated by operating activities. If our revenues or operating cash flows do not increase at a level sufficient to support these commitments, our liquidity and financial condition could be adversely affected.
Purchase and Financing Options
For information about our purchase and financing options, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section Purchase and Financing Options in our 2025 Form 10-K.
Purchase Alternatives
Our customers have several purchase alternatives for our Energy Server systems. The portion of total revenue attributable to each purchase option for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Direct purchase (including third-party PPAs and international channels)	99%	98%	99%	97%
Managed services	1%	2%	1%	3%
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
Performance Guarantees
As of September 30, 2026, and December 31, 2025, we had incurred no liabilities due to failure to repair or replace the Energy Server systems pursuant to any performance warranties made under the O&M Agreements (“O&M Agreements”).
For the O&M Agreements that are subject to renewal, our future service revenue from such agreements are subject to our obligations to make payments for underperformance against the performance guaranties, which are capped at an aggregate total of approximately $847.2 million (including $473.2 million related to portfolio financing entities and $374.0 million related to all other transactions, and include payments for both low output and low efficiency) and our aggregate remaining potential payment related to these underperformance obligations was approximately $466.1 million as of September 30, 2026. For the three and nine months ended September 30, 2026, we made performance guarantee payments of $7.5 million and $21.3 million, respectively. For the three and nine months ended September 30, 2025, we made performance guarantee payments of $2.4 million and $17.0 million, respectively.
International Channel Partners
There were no significant changes in our international channel partners during the three and nine months ended September 30, 2026. For information on international channel partners, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, section International Channel Partners in our 2025 Form 10-K.
Results of Operations
A discussion regarding the comparison of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025, is presented below.
Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Product	$1,073,610	$384,314	$689,296	179.4%	$2,662,371	$892,794	$1,769,577	198.2%
Installation	84,855	65,773	19,082	29.0%	161,764	136,796	24,968	18.3%
Service	67,557	58,607	8,950	15.3%	198,459	166,604	31,855	19.1%
Electricity	9,815	10,354	(539)	(5.2)%	29,662	50,117	(20,455)	(40.8)%
Total revenue	$1,235,837	$519,048	$716,789	138.1%	$3,052,256	$1,246,311	$1,805,945	144.9%
Total Revenue
Total revenue increased by $0.7 billion, or 138.1%, for the three months ended September 30, 2026, and by $1.8 billion, or by 144.9%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher product revenue, which increased by $0.7 billion and $1.8 billion, for the three and nine months ended September 30, 2026, respectively. Installation revenue increased by $19.1 million and $25.0 million, and service revenue increased by $9.0 million and $31.9 million, respectively. These increases were partially offset by decreases in electricity revenue of $0.5 million and $20.5 million, respectively.

Product Revenue
Product revenue increased by $0.7 billion, or 179.4%, for the three months ended September 30, 2026, and by $1.8 billion, or 198.2%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. Product revenue increased due to an increase in new acceptances and subsequent delivery of existing contracts, driven by continued demand for time-to-power solutions.
Installation Revenue
Installation revenue increased by $19.1 million, or 29.0%, for the three months ended September 30, 2026, and by $25.0 million, or 18.3%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributed to timing and scope of installation activity and the achievement of project milestones.
Service Revenue
Service revenue increased by $9.0 million, or 15.3%, for the three months ended September 30, 2026, and $31.9 million, or 19.1%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher revenue from maintenance contracts associated with the growth of our installed base, which contributed $16.9 million and $43.5 million for the three and nine months ended September 30, 2026, respectively, partially offset by higher product performance guarantee costs of $8.3 million and $13.0 million for the same periods.
Electricity Revenue
Electricity revenue includes both revenue from contracts with customers and revenue from contracts that contain leases.
Electricity revenue decreased by $0.5 million, or 5.2%, for the three months ended September 30, 2026, and by $20.5 million, or 40.8%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The decrease for the three months ended September 30, 2026, was primarily due to termination and repowering of certain Managed Services related sites. The decrease for the nine months ended September 30, 2026, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner in the first quarter of fiscal year 2025, as well as termination and repowering of certain Managed Services related sites.
Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Product	$666,978	$249,794	$417,184	167.0%	$1,690,167	$588,113	$1,102,054	187.4%
Installation	88,954	59,921	29,033	48.5%	176,863	131,460	45,403	34.5%
Service	55,508	51,834	3,674	7.1%	165,320	154,100	11,220	7.3%
Electricity	7,293	5,824	1,469	25.2%	21,686	25,133	(3,447)	(13.7)%
Total cost of revenue	$818,733	$367,373	$451,360	122.9%	$2,054,036	$898,806	$1,155,230	128.5%
Total Cost of Revenue
Total cost of revenue increased by $0.5 billion, or 122.9%, for the three months ended September 30, 2026, and by $1.2 billion, or 128.5%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher product costs associated with increased product revenue.
Cost of Product Revenue
Cost of product revenue increased by $0.4 billion, or 167.0%, for the three months ended September 30, 2026, and by $1.1 billion, or 187.4%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher product volume, an increase in product warranty, and an increase in stock-based compensation for manufacturing employees. The impact of higher volume was partially offset by lower material, labor, and overhead costs resulting from manufacturing efficiency improvements and increased automation, net of higher freight costs. In addition, the overall increase was partially offset by a $37.2 million recovery of previously paid import tariffs recognized during the nine months ended September 30, 2026, and by inventory reserve and asset impairments totaling $21.8 million recorded in the third quarter of fiscal year 2025 related to our Electrolyzer assets.
Cost of Installation Revenue
Cost of installation revenue increased by $29.0 million, or 48.5%, for the three months ended September 30, 2026, and by $45.4 million, or 34.5%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to project mix and the timing and scope of installation activity.
Cost of Service Revenue
Cost of service revenue increased by $3.7 million, or 7.1%, for the three months ended September 30, 2026, and by $11.2 million, or 7.3%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increase for the three and nine months ended September 30, 2026, was primarily attributable to the timing of field replacement unit deployments and maintenance activity, partially offset by fleet optimization and cost reduction initiatives.
Cost of Electricity Revenue
Cost of electricity revenue includes both cost of revenue from contracts with customers and cost of revenue from contracts that contain leases.
Cost of electricity revenue increased by $1.5 million, or 25.2%, for the three months ended September 30, 2026, and decreased by $3.4 million, or 13.7%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increase for the three months ended September 30, 2026, was primarily due to the increase in the number of installed units. The decrease for the nine months ended September 30, 2026, was mainly due to (i) redeploying assets for our partner to enable a one-time settlement of a customer contract in the first quarter of fiscal year 2025, and (ii) the reduction in the number of installed units.
Gross Profit (Loss) and Gross Margin

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,			September 30,
	2026	2025		2026	2025
	(dollars in thousands)
Gross profit (loss):
Product	$406,632	$134,520	$272,112	$972,204	$304,681	$667,523
Installation	(4,099)	5,852	(9,951)	(15,099)	5,336	(20,435)
Service	12,049	6,773	5,276	33,139	12,504	20,635
Electricity	2,522	4,530	(2,008)	7,976	24,984	(17,008)
Total gross profit	$417,104	$151,675	$265,429	$998,220	$347,505	$650,715

Gross margin:
Product	38%	35%		37%	34%
Installation	(5)%	9%		(9)%	4%
Service	18%	12%		17%	8%
Electricity	26%	44%		27%	50%
Total gross margin	34%	29%		33%	28%
Total Gross Profit
Gross profit increased by $265.4 million for the three months ended September 30, 2026, and by $650.7 million for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher product and service gross profit, partially offset by lower installation and electricity gross profit (loss).

Product Gross Profit
Product gross profit increased by $272.1 million and $667.5 million for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The increase was primarily attributable to (i) increased product demand for our power solutions, including deployments for large data center customers; (ii) a $37.2 million recovery of previously paid import tariffs recognized during the nine months ended September 30, 2026; (iii) inventory reserve and asset impairments totaling $21.8 million recorded in the third quarter of fiscal year 2025 related to Electrolyzer assets, as compared to $3.1 million asset impairments in the third quarter of fiscal year 2026; and (iv) lower material, labor, and overhead costs due to ongoing manufacturing process improvements and increased automation. The overall increase was partially offset by an increase in product warranty.
Installation Gross (Loss) Profit
Installation gross profit decreased by $10.0 million and $20.4 million for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025, resulting in a gross loss in both periods. The decrease in gross profit was primarily attributable to project mix and the timing and scope of installation activity, and a one-time customer settlement in the third quarter of fiscal year 2025.
Service Gross Profit
Service gross profit increased by $5.3 million and $20.6 million for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The increase was primarily attributable to higher revenue from maintenance contracts associated with our fleet of Energy Server systems, which contributed $16.9 million and $43.5 million for the three and nine months ended September 30, 2026, respectively. The increase was partially offset by higher product performance guarantee costs of $8.3 million and $13.0 million for the same periods, reflecting the effects of fleet degradation.
Electricity Gross Profit
Electricity gross profit decreased by $2.0 million and $17.0 million for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The decrease for the three months ended September 30, 2026, was not material. The decrease for the nine months ended September 30, 2026, was predominantly due to a one-time settlement of a customer contract after redeploying assets for our partner in the first quarter of fiscal year 2025.
Operating Expenses

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$64,146	$48,724	$15,422	31.7%	$179,868	$130,104	$49,764	38.2%
Sales and marketing	52,409	41,995	10,414	24.8%	133,893	88,326	45,567	51.6%
General and administrative	75,100	53,110	21,990	41.4%	204,583	143,802	60,781	42.3%
Total operating expenses	$191,655	$143,829	$47,826	33.3%	$518,344	$362,232	$156,112	43.1%
Total Operating Expenses
Total operating expenses increased by $47.8 million, or 33.3%, for the three months ended September 30, 2026, and by $156.1 million, or 43.1%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher employee compensation and benefits expense, including stock-based compensation, of $36.6 million and $105.5 million, for the three and nine months ended September 30, 2026, respectively, and investments to support the growth of our business.

Research and Development
Research and development expenses increased by $15.4 million, or 31.7%, for the three months ended September 30, 2026, and by $49.8 million, or 38.2% for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher employee compensation and benefits expense, including stock-based compensation, of $9.9 million and $30.6 million, for the three and nine months ended September 30, 2026, respectively, and increased investment in research and development activities.
Sales and Marketing
Sales and marketing expenses increased by $10.4 million, or 24.8%, for the three months ended September 30, 2026, and by $45.6 million, or 51.6% for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher employee compensation and benefits expense, including stock-based compensation, of $13.0 million and $36.5 million, for the three and nine months ended September 30, 2026, respectively, and increased commercial activity.
General and Administrative
General and administrative expenses increased by $22.0 million, or 41.4%, for the three months ended September 30, 2026, and by $60.8 million, or 42.3%, for the nine months ended September 30, 2026, in each case compared with the corresponding period in 2025. The increases were primarily attributable to higher employee compensation and benefits expense, including stock-based compensation, of $13.7 million and $38.4 million, for the three and nine months ended September 30, 2026, respectively, and higher professional services, facilities and information technology costs, partially offset by lower other operating expenses.
Stock-Based Compensation

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$9,048	$5,719	$3,329	58.2%	$29,128	$16,262	$12,866	79.1%
Research and development	13,153	8,205	4,948	60.3%	39,345	23,945	15,400	64.3%
Sales and marketing	14,862	7,145	7,717	108.0%	42,750	16,975	25,775	151.8%
General and administrative	23,046	17,084	5,962	34.9%	62,292	43,350	18,942	43.7%
Total stock-based compensation	$60,109	$38,153	$21,956	57.5%	$173,515	$100,532	$72,983	72.6%
Total stock-based compensation expense for the three and nine months ended September 30, 2026, increased by $22.0 million and $73.0 million, respectively, compared with the corresponding periods in 2025. The increase was primarily attributable to higher stock-based compensation expense related to PSUs and RSUs of $17.6 million and $51.2 million, respectively, increased expense associated with the 2018 ESPP of $1.8 million and $7.0 million, respectively, and a net increase of $3.1 million and $15.4 million, respectively, related to capitalized stock-based compensation and the cash-settled component of certain stock-based awards, partially offset by a decrease in stock-based compensation expense related to options of $0.5 million and $0.6 million, respectively. The increase was driven principally by (i) grants of new awards to executive officers, (ii) an increase in Bloom’s stock price, and (iii) higher employee participation and contributions under the 2018 ESPP.

Other Income and Expense

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,			September 30,
	2026	2025		2026	2025
	(in thousands)
Interest income	$22,129	$5,292	$16,837	$63,611	$20,468	$43,143
Interest expense	(7,525)	(14,390)	6,865	(25,035)	(43,241)	18,206
Equity in loss of unconsolidated affiliates	(2,897)	(19,599)	16,702	(15,553)	(19,599)	4,046
Other income (expense), net	12,627	(1,362)	13,989	21,131	3,059	18,072
Loss on extinguishment of debt	—	—	—	—	(32,340)	32,340
Gain (loss) on revaluation of embedded derivatives	10	(411)	421	225	(402)	627
Total	$24,344	$(30,470)	$54,814	$44,379	$(72,055)	$116,434
Interest Income
Interest income is earned on invested cash balances, primarily held in money market funds. Interest income increased by $16.8 million and $43.1 million for the three and nine months ended September 30, 2026, respectively, compared with the same periods in 2025, primarily due to an increase in average invested cash balances following the refinancing of debt into a 0% coupon instrument maturing in 2030. As a result, average balances invested in money market funds for the three and nine months ended September 30, 2026 increased by approximately $1.8 billion and $1.7 billion, respectively, compared with the corresponding periods in 2025.
Interest Expense
Interest expense is primarily due to our debt held by third parties and interest expense related to managed services agreements.
Interest expense decreased by $6.9 million and $18.2 million for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025, primarily due to lower interest expense on the Green Notes resulting from conversions and the redemption of the remaining 3.0% Green Notes due June 2028. The decrease was partially offset by amortization of debt issuance costs associated with the 0% Notes issued in November 2025.
Equity in Loss of Unconsolidated Affiliates
During the year ended December 31, 2025, the Company and Brookfield entered into joint venture structures. Brookfield is considered the principal owner, and accounts for the JVs on a consolidated basis. For the three and nine months ended September 30, 2026, Equity in loss of unconsolidated affiliates reflects (i) the ASC 323, Investments—Equity Method and Joint Ventures elimination of intra‑entity profit on sales to joint ventures formed with Brookfield—deferred and recognized over the assets’ depreciable lives—and (ii) the Company’s equity pickup of those joint ventures’ net results under the HLBV method. For details, refer to Part II, Item 1, Note 7—Investments in Unconsolidated Affiliates in this Quarterly Report on Form 10-Q.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from foreign currency transactions and income related to managed services transactions.
For the three months ended September 30, 2026, other income, net was $12.6 million, compared with other expense, net of $1.4 million in the prior-year period. The $14.0 million year-over-year change was primarily due to $9.3 million of income related to managed services transactions and a $4.8 million favorable change in foreign currency transactions.
For the nine months ended September 30, 2026, other income, net increased by $18.1 million compared with the prior year period, primarily due to $20.4 million of income related to managed services transactions, partially offset by a $2.0 million unfavorable change in foreign currency transactions, which moved from a gain in the prior year period to a loss in the current year period.

Loss on extinguishment of debt
Loss on extinguishment of debt for the nine months ended September 30, 2025, was $32.3 million, recognized in connection with the exchange of $112.8 million aggregate principal amount of the 2.5% Green Convertible Senior Notes due August 2025 for $115.7 million aggregate principal amount of 3.0% Green Notes due June 2029, which settled on May 13, 2025.
Gain (Loss) on Revaluation of Embedded Derivatives
Gain (loss) on revaluation of embedded derivatives is derived from the change in fair value of our sales contracts of embedded Escalation Protection Plan derivatives valued using historical grid prices and available forecasts of future electricity prices to estimate future electricity prices. Gain (loss) on revaluation of embedded derivatives for the three and nine months ended September 30, 2026, compared with the same periods in 2025, was not material.
Income Tax Provision

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Income tax provision	$817	$336	$481	143.2%	$2,732	$1,784	$948	53.1%
Income tax provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for domestic deferred tax assets, including net operating loss and certain tax credit carryforwards. The income tax provision for the three and nine months ended September 30, 2026, was driven primarily by changes in effective tax rates on income earned by international entities.
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
Net (Loss) Income Attributable to Noncontrolling Interests

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2026	2025	Amount	%	2026	2025	Amount	%
	(dollars in thousands)
Net (loss) income attributable to noncontrolling interest	$(1,295)	$133	$(1,428)	(1,073.7)%	$4,309	$960	$3,349	348.9%
Net (loss) income attributable to noncontrolling interests is the result of allocating profits and losses to noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method. HLBV is a balance sheet-oriented approach for applying the equity method of accounting when there is a complex structure, such as consolidation of a variable interest entity (“VIE”).
For the three months ended September 30, 2026, net income attributable to noncontrolling interests decreased by $1.4 million, resulting in a net loss attributable to the noncontrolling interest, compared with the corresponding period in 2025. For the nine months ended September 30, 2026, net income attributable to noncontrolling interests increased by $3.3 million due to higher income allocated to the noncontrolling interest, compared with the corresponding period in 2025. These changes relate to the Korean JV, our consolidated VIE.

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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, include:
•Revenue Recognition;
•Income Taxes; and
•Principles of Consolidation.
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, section Critical Accounting Estimates in our 2025 Form 10-K provides a more complete discussion of our critical accounting policies and estimates. During the three and nine months ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no significant changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our 2025 Form 10-K for a more complete discussion of the market risks we consider.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting, which were identified in connection with management’s evaluation required by paragraphs (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A—RISK FACTORS
There were no material changes in risk factors as disclosed in our 2025 Form 10-K and Quarterly Report on Form 10-Q for the period ended June 30, 2026.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5—OTHER INFORMATION
On July 31, 2026, Ms. Barbara Burger, one of the Company’s directors, adopted a Rule 10b5-1 trading arrangement with an expiration date of May 3, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed) for the sale of up to 19,210 shares of common stock of the Company, subject to certain conditions.
On August 31, 2026, Mr. Satish Chitoori, our Chief Operations Officer, adopted a Rule 10b5-1 trading arrangement with an expiration date of August 31, 2027 (or such earlier date upon which all transactions contemplated thereunder are completed) for the sale of up to 10,000 shares of common stock of the Company, subject to certain conditions, and sale of sufficient vesting restricted stock units to satisfy withholding tax obligations.

ITEM 6—EXHIBITS

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation				Filed herewith
3.2		Amended and Restated Bylaws, as effective August 7, 2024	10-Q	001-38598	3.7	8/8/2024
10.1	#	Lease between PAC Operating Limited Partnership and Bloom Energy Corporation, effective August 28, 2026				Filed herewith
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

#	Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant hereby undertakes to provide an unredacted copy of the exhibit and a materiality and privacy and confidentiality analysis upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM ENERGY CORPORATION

Date:	October 22, 2026	By:	/s/ KR Sridhar
KR Sridhar
Founder, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date:	October 22, 2026	By:	/s/ Simon Edwards
Simon Edwards
Chief Financial Officer
(Principal Financial Officer)

Date:	October 22, 2026	By:	/s/ Maciej Kurzymski
Maciej Kurzymski
Chief Accounting Officer
(Principal Accounting Officer)